Form 10-Q
period 1999-06-30
BIOMARIN PHARMACEUTICAL INC
filed 1999-09-07
CIK 1048477

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)
 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934
                  For the quarterly period ended June 30, 1999

 [ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                  ______ to _________.

                       Commission file number: 000-26727

                          BIOMARIN PHARMACEUTICAL INC.
          (Exact name of registrant issuer as specified in its charter)

           Delaware                                   68-0397820
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  371 Bel Marin Keys Blvd., Suite 210, Novato,
                                California 94949
                    (address of principal executive offices)
                                   (Zip Code)
                                 (415) 884-6700
              (Registrant's telephone number, including area code)

(Former name,former address and former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,801,420 shares Common Stock, par value $0.001, outstanding as of August 31, 1999.

                          BIOMARIN PHARMACEUTICAL INC.
                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets as of December 31, 1998
            and June 30, 1999................................................2
         Consolidated Statements of Operations for the three-month periods ended June 30, 1998 and 1999.....................................3
         Consolidated  Statements of Operations for the six-month periods ended June 30,  1998  and 1999 and for the period from
            March 21, 1997(inception) to June 30, 1999.......................4
         Consolidated  Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1999 and for the period from
            March 21, 1997(inception) to June 30, 1999.......................5
         Notes to Consolidated Financial Statements..........................6

         Item 2.  Management's Discussion and Analysis.......................8

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk.25


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................26

         Item 2.  Changes in Securities and Uses of Proceeds................26

         Item 3.  Defaults upon Senior Securities...........................26

         Item 4.  Submission of Matters to a Vote of Security Holders.......26

         Item 5.  Other Information.........................................27

         Item 6.  Exhibits and Reports on Form 8-K..........................27

SIGNATURE...................................................................28

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 1998 AND
                                  JUNE 30, 1999

                                                                December 31,                  June 30,              Pro Forma
                                                                    1998                        1999              June 30, 1999
                                                           ---------------------      ------------------------    -------------
                                                                                            (unaudited)
       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 9,413,662                $  17,244,025
   Short-term investments                                          1,975,800                      254,000
   Accounts receivable, net                                          148,396                      437,954
   Due from Glyko Biomedical Ltd.                                    114,005                      116,383
   Due from BioMarin/Genzyme LLC                                     418,712                      941,245
   Inventories                                                        71,730                      806,677
   Prepaid expenses                                                  676,214                    1,346,856
                                                           ---------------------      ------------------------
                Total current assets                              12,818,519                    21,147,140
PROPERTY AND EQUIPMENT, net                                        6,223,058                    16,953,166
GOODWILL AND OTHER INTANGIBLE ASSETS                              11,703,726                    11,911,178
INVESTMENT IN BIOMARIN/GENZYME LLC                                   684,657                     1,333,923
DEPOSITS                                                              79,142                        88,844
                                                           ---------------------      ------------------------
                Total assets                                     $31,509,102                  $ 51,434,251
                                                           =====================      ========================

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $ 1,340,355                $    6,016,418
   Accrued liabilities                                               640,016                     1,847,430          1,286,568
   Notes payable short-term                                           24,366                        24,958
                                                           ---------------------      ------------------------
                Total current liabilities                          2,004,737                     7,888,806
LONG-TERM LIABILITIES:
  Convertible notes                                                    --                       26,000,000             --
  Long-term portion of notes payable                                 109,845                        97,255
                                                           ---------------------      ------------------------
                Total long-term liabilities                          109,845                    26,097,255
                                                           ---------------------      ------------------------
                    Total liabilities                              2,114,582                    33,986,061
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value:50,000,000 shares
     authorized,  26,176,180, and 26,183,057 shares
     issued and outstanding at December 31, 1998,
     and June 30, 1999, respectively                                  26,176                        26,176             28,832
   Additional paid-in capital                                     50,058,434                    49,576,126         76,134,332
   Warrants                                                          128,240                       128,240
   Deferred compensation                                          (3,254,411)                   (3,252,121)
   Notes receivable from stockholders                             (2,487,500)                   (2,562,500)
   Deficit accumulated during the development stage              (15,076,419)                  (26,467,731)
                                                           ---------------------      ------------------------
                Total stockholders' equity                        29,394,520                    17,448,190
                                                           ---------------------      ------------------------
                Total liabilities and stockholders' equity       $31,509,102                  $ 51,434,251
                                                           =====================      ========================

        The accompanying notes are an integral part of these statements.
                                        2

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1999




                                                           Three Months Ended
                                                                 June 30,
                                             ----------------------------------------------------
                                                      1998                        1999
                                             -----------------------    -------------------------
                                                  (unaudited)                 (unaudited)

REVENUES:
   Revenues--products                          $       --                    $  326,827
   Revenues--services                                  --                        31,079
   Revenues from BioMarin/Genzyme LLC                  --                     1,157,458
   Revenues--other                                     --                        42,119
                                             -----------------------    -------------------------
               Total revenues                          --                     1,557,483

OPERATING COSTS AND EXPENSES:
   Cost of products                                    --                        32,710
   Cost of services                                    --                        79,572
   Research and development                        1,047,325                  6,479,328
   Selling, general and administrative             1,029,090                  1,110,820
                                             -----------------------    -------------------------

                Loss from operations              (2,076,415)                (6,144,947)

INTEREST INCOME                                      146,875                    299,018

INTEREST EXPENSE                                       --                      (560,862)

EQUITY IN LOSS OF BIOMARIN/GENZYME LLC                 --                      (375,123)
                                             -----------------------    -------------------------
                Net loss                          $(1,929,540)              $(6,781,914)
                                             =======================    =========================

NET LOSS PER SHARE, basic and diluted                 $ (0.09)                  $ (0.26)
                                             =======================    =========================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         20,566,500                26,176,256
                                             =======================    =========================


        The accompanying notes are an integral part of these statements.

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1999, AND
         FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION) TO JUNE 30, 1999


                                                                                                  Period from
                                                                                                 March 21, 1997
                                                         Six Months Ended                       (Inception), to
                                                             June 30,                               June 30,
                                         -------------------------------------------------
                                                 1998                       1999                      1999
                                         ----------------------    -----------------------    ---------------------
                                              (unaudited)               (unaudited)               (unaudited)

REVENUES:
   Revenues--products                          $   --                  $       528,865           $   667,027
   Revenues--services                              --                           77,961               190,096
   Revenues from BioMarin/Genzyme LLC              --                        1,903,730             2,741,187
   Revenues--other                                 --                          151,245               253,900
                                         ----------------------    -----------------------    ---------------------

                Total revenues                    --                         2,661,801             3,852,210

OPERATING COSTS AND EXPENSES:
   Cost of products                               --                           116,750               165,997
   Cost of services                               --                            98,233               156,928
   Research and development                   2,155,558                     10,371,330            22,787,761
   Selling, general and administrative        1,331,745                      2,803,578             7,248,763
                                         ----------------------    -----------------------    ---------------------

                Loss from operations         (3,487,303)                   (10,728,090)          (26,507,239)

INTEREST INCOME                                 239,268                        452,629             1,202,530

INTEREST EXPENSE                                  --                          (560,862)             (560,862)

EQUITY IN LOSS OF BIOMARIN/GENZYME LLC            --                          (554,989)             (602,160)
                                        ----------------------    -----------------------    ---------------------
                Net loss                    $(3,248,035)                 $ (11,391,312)         $(26,467,731)
                                         ======================    =======================    =====================

NET LOSS PER SHARE, basic and diluted           $ (0.16)                       $ (0.44)              $ (1.44)
                                         ======================    =======================    =====================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                               20,566,500                     26,176,218            18,397,901
                                         ======================    =======================    =====================


              The accompanying notes are an integral part of these statements.

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1999, AND FOR
           THE PERIOD FROM MARCH 21, 1997 (INCEPTION) TO JUNE 30, 1999

                                                                                                      Period from
                                                                                                         March 21,
                                                                        Six Months Ended                    1997
                                                                            June 30,                  (Inception), to
                                                               ----------------------------------
                                                                     1998              1999            June 30, 1999
                                                              -----------------   ----------------  ---------------------
                                                                 (unaudited)        (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(3,248,035)       $(11,391,312)     $(26,467,731)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                   38,517           1,039,651         1,352,086
       Amortization of deferred compensation                             --              636,235           821,640
       Amortization of goodwill                                          --              542,548           813,822
       Accrued interest on notes receivable from stockholders        (75,000)            (75,000)         (262,500)
       Compensation in the form of common stock and common
         stock options                                                   --                 --              18,020
       Loss from BioMarin/Genzyme LLC                                    --            2,458,719         2,505,850
       Write-off of in-process technology                                --                 --           2,625,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                 --             (289,558)         (437,954)
     Due from Glyko Biomedical, Ltd.                                     --               (2,378)         (116,383)
     Due from BioMarin/Genzyme LLC                                       --             (522,533)         (941,245)
     Inventories                                                         --               15,053           (56,677)
     Prepaid expenses                                              (364,281)            (670,642)       (1,346,856)
     Deposits                                                       (51,682)              (9,701)          (88,843)
     Accounts payable                                               480,920            4,676,063         6,016,418
     Accrued liabilities                                            (43,395)             457,414         1,097,430
     Due to Glyko, Inc.                                              59,090                 --                --
                                                                ---------------   ----------------  ---------------------
          Net cash used in operating activities                  (3,203,866)          (3,135,441)      (14,467,923)
                                                                ---------------   ----------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (472,671)         (11,769,760)      (18,305,253)
   Investment in BioMarin/Genzyme LLC                                    --           (3,107,985)       (3,839,773)
   Sale (purchase) of short-term investments                     (1,116,921)           1,721,800          (254,000)
   Purchase of assets from OGS                                           --             (750,000)         (750,000)
                                                                ---------------   ----------------  ---------------------
        Net cash used in investing activities                    (1,589,592)         (13,905,945)      (23,149,026)
                                                                ---------------   ----------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                            --                 --             134,211
   Bridge loan                                                           --                 --             880,000
   Repayment of equipment loan                                           --              (11,998)          (11,998)
   Funds held in escrow for sale of common stock                 (3,333,719)                --                --
   Proceeds from sale of convertible notes, net of issuance
     costs                                                               --           24,883,747        24,883,747
   Proceeds from sale of common stock, net of issuance costs      3,328,002                 --          28,975,014
                                                                ---------------   ----------------  ---------------------
      Net cash provided by (used in) financing activities            (5,717)          24,871,749        54,860,974
                                                                ---------------   ----------------  ---------------------
      Net increase (decrease) in cash and cash equivalents       (4,799,175)           7,830,363        17,244,025
CASH AND CASH EQUIVALENTS:
   Beginning of period                                            5,987,433            9,413,662              --
                                                                ---------------   ----------------  ---------------------
   End of period                                                $ 1,188,258          $17,244,025       $17,244,025
                                                                ===============   ================  =====================

        The accompanying notes are an integral part of these statements.
                                        5

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

The Company is a developer of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. The Company was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical. The Company was funded by Glyko Biomedical and began operations on March 21, 1997, the date of inception. In October 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of Glyko Biomedical in a transaction valued at $14.5 million.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form S-1 Registration Statement.


2.  SIGNIFICANT ACCOUNTING POLICIES:

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following:

                                                                                          Estimated
                                       December 31, 1998       June 30, 1999            Useful Lives
                                     ---------------------  -------------------  -------------------------

Computer hardware and software        $     161,994            $     308,859               3 years
Office furniture and equipment              372,037                  656,975               5 years
Laboratory equipment                      3,468,978                5,869,180               5 years
                                                                                     Shorter of life of
Leasehold improvements                    2,532,484               11,470,239         asset or lease term
                                     ---------------------  -------------------
                                          6,535,493               18,305,253
Less:  Accumulated depreciation            (312,435)              (1,352,087)
                                     ---------------------  -------------------
                Total, net             $  6,223,058              $16,953,166
                                     =====================  ===================

Research and Development

Research and development expenses include the expenses associated with contract research and development provided to third parties, research and development provided in connection with the joint venture, including clinical and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average of common stock outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses, such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

3.    INITIAL PUBLIC OFFERING:

The Company completed its Initial Public Offering (IPO) of 4,500,000 shares of common stock at $13.00 per share on July 23, 1999, raising estimated net proceeds of $52.9 million. Concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price of $13 per share (769,230 common shares). In addition the convertible notes recorded on the accompanying balance sheet at June 30, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock and the underwriters' over-allotment exercise in August raised estimated net proceeds of $8.2 million at the IPO price (675,000 shares).

The pro forma balance sheet as of June 30, 1999 reflects the conversion of the convertible notes plus accrued interest discussed above.

Item 2.  Management's  Discussion  and  Analysis of  Financial
           Condition and Results of Operations


                           FORWARD-LOOKING STATEMENTS

       The following discussion and analysis of financial condition and results of operations contains "forward-looking statements" as defined under securities laws. These statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Risk Factors," and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this document.

Overview

We are a developer of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. Since our inception on March 21, 1997, we have been engaged in research and development activities, including preclinical studies, clinical trials and clinical manufacturing, the establishment of laboratory and manufacturing facilities, and administrative activities. BioMarin was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical. BioMarin was funded by Glyko Biomedical and began operations on March 21, 1997, the date of inception.

We have incurred net losses since inception and had an accumulated deficit through June 30, 1999 of $26.5 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses through at least the year 2000.

To date, we have not generated revenues from the sale of our drug candidates. Our financial results may vary depending on many factors, including:

     .  The   progress  of  BM101  in  the   regulatory
         processes and initial sales  activities

     .  The   investment   in   manufacturing   process
         development and in manufacturing capacity for BM101 and other product candidates

     . The acceleration of our other pharmaceutical candidates into preclinical studies and clinical trials

     . The progress of our additional research and development efforts

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of BM101 for the treatment of MPS-I. Under the agreement, our company and Genzyme are each required to make capital contributions to the joint venture equal to 50% of the expenses associated with the development and commercialization of BM101. We will share equally in any profits generated from the sales of BM101.

On April 13, 1999, we issued $26.0 million of convertible promissory notes. The notes plus accrued interest converted into 2,672,020 shares of our common stock at $10.00 per share.

In October 1998, we acquired Glyko, Inc., a wholly-owned subsidiary of Glyko Biomedical in a transaction valued at $14.5 million. Glyko, Inc. provides products and services that perform carbohydrate analysis and medical diagnosis to research institutions and commercial laboratories. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., we: (1) issued 2,259,039 shares of common stock to Glyko Biomedical, (2) assumed stock options of Glyko, Inc. employees exercisable for 255,540 shares of our common stock and
(3) paid $500 in cash.

Results of Operations

The Quarters Ended June 30, 1999 and 1998

Revenues for the second quarter of 1999 totaled $1,557,000 compared to no revenues in the second quarter 1998. Second quarter 1999 revenues included $1,157,000 from the joint venture with Genzyme General (Nasdaq: GENZ) for the development and commercialization of BM101 in the treatment of Mucopolysaccharidosis-I (MPS-I), a chronic, debilitating genetic disease which afflicts children and leads to death before adulthood in a majority of patients. The Genzyme joint venture was formed in September of 1998. Second quarter 1999 revenues also included $400,000 from the sales of analytical and diagnostic products and services by Glyko, Inc., BioMarin's subsidiary for analytical and diagnostic products and services, which was acquired in October of 1998. On an ongoing basis, Glyko, Inc. revenues for the second quarter of 1999 were up 24% in comparison to the second quarter of 1998 as a result of May and June revenues from the acquisition of the biochemical reagents business of Oxford GlycoSciences Plc. (LSE:OGS).

Cost of products and cost of services from Glyko, Inc. operations were $112,000 in the second quarter of 1999 and were zero in the comparable period of 1998. On an ongoing basis, Glyko's total product and service costs as a percent of the sales of products and services were 31% in the second quarter of 1999 compared to 39% in the second quarter of 1998.

Research and development expenses for the second quarter of 1999 increased by $5,432,000 from $1,047,000 in the second quarter of 1998 to $6,479,000 in the second quarter of 1999. This increase was due primarily to increased activity in support of the joint venture for BM101 and in support of the Company's enzyme product candidates for MPS-VI and burn debridement.

Selling, general and administrative expenses increased from $1,029,000 in the second quarter of 1998 to $1,111,000 in the second quarter of 1999 due to the consolidation of Glyko, Inc. selling and administrative expenses and to increased BioMarin administrative staff expenses to support expanded operations.

BioMarin's equity in the loss of its joint venture with Genzyme was $375,000 for the second quarter 1999 while there was no joint venture in the second quarter of 1998.

Interest income increased by $152,000 from $147,000 in the second quarter of 1998 to $299,000 in the second quarter of 1999 due to increased cash reserves resulting from a convertible note financing in April 1999. The interest expense accrued on the convertible notes at an interest rate of 10% per year totaled $561,000 in the second quarter.

The net loss was $1,930,000 ($0.09 per share, both basic and diluted) in the second quarter of 1998 and increased to $6,782,000 ($0.26 per share) in the comparable period of 1999.

The Six Months Ended June 30, 1999 and 1998

For the six month periods ended June 30, 1998 and 1999, revenues were zero and $2,662,000 respectively. The basic reasons for this increase in revenues are the same as described for the second quarter increase in revenues. Joint venture revenues were $1,904,000 and Glyko, Inc. revenues were $726,000 for the first six months of 1999.

Research and development expenses increased from $2,156,000 in the first half of 1998 to $10,371,000 in the comparable period of 1999. Increased expenses in support of the joint venture with Genzyme, the MPS-VI program and the burn debridement program were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased from $1,332,000 in the first half of 1998 to $2,804,000 in the first half of 1999. This increase was primarily the result of the increase in the first quarter of 1999 compared to the same period of 1998. The first quarter increase resulted from the consolidation of Glyko, Inc. selling and administrative expenses in 1999 expenses, an increase in staffing in BioMarin administration in 1999 compared to 1998, and an increase in facilities expense charged to administration in 1999.

BioMarin's equity in the loss of its joint venture with Genzyme was $555,000 for the first half of 1999 while there was no joint venture in the first half of 1998.

 Interest income increased by $ 214,000 from $239,000 in the first half of 1998 to $453,000 in the first half of 1999 primarily due to increased cash reserves resulting from a convertible note financing in April 1999. The interest expense accrued on the convertible notes totaled $561,000.

The net loss was $3,248,000 ($0.16 per share) and $11,391,000 ($ 0.44 per share)
for the first six months of 1998 and 1999 respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate estimated net proceeds of $125.8 million after the IPO and concurrent Genzyme investment. We were initially funded by Glyko Biomedical with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment of $8.0 million by Genzyme as part of our joint venture with them, an initial public offering including the underwriters' over-allotment exercise and the concurrent $10 million Genzyme investment in our Company.

Our combined cash, cash equivalents and short-term investments totaled $17.5 million at June 30, 1999, an increase of $6.1 million from December 31, 1998. The primary source of cash was the issuance of convertible notes for net proceeds of $24.9 million. The primary use of cash during the six months ended June 30, 1999 was to finance operations and to purchase leasehold improvements and equipment. For the six months ended June 30, 1999, operations used $3.1 million, we purchased $11.8 million of leasehold improvements and equipment, invested $3.1 million in the joint venture and purchased $750,000 of assets from Oxford GlycoSciences.

From our inception through June 30, 1999, we have purchased approximately $18.3 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for an increased number of staff and increase manufacturing capacity.

As part of the acquisition of Glyko, Inc., we acquired in-process research and development projects, the value of which was expensed as a portion of the purchase price at the time of the acquisition. The 11 projects acquired are each relatively small and can be grouped into two categories, analytic projects and diagnostic projects.

The analytic projects are intended to expand the analytic product line by adding new enzymes for reagent sales, new kits for agricultural applications, new instrument capabilities for protein analysis and a major upgrade of software capabilities. At the time of the acquisition of Glyko, Inc., all of the analytic projects had completed feasibility work and the software projects were 75% complete and have since been completed. The development of specialized materials supporting instrument capabilities is deemed to be the most difficult technical hurdle for the completion and commercialization of the analytic projects. The fair value of the analytic projects was $1.7 million at the time of the acquisition.

The diagnostic projects are intended to expand a product line based on very precise measurements of the level of complex carbohydrates in blood and urine as indicators of serious disease conditions including heart disease, kidney disease and mucopolysaccharidoses or carbohydrate storage diseases. At the time of the Glyko, Inc. acquisition, preliminary feasibility work had been done for all of the projects and a software project was well advanced as to programming, which has since been completed. The development of new more sensitive carbohydrate chemistry techniques is deemed to be the most difficult technical hurdle for the completion and commercialization of the diagnostic products. The fair value of the diagnostic projects was $924,000 at the time of the acquisition.

As of June 30, 1999, we had expended to date approximately $645,000 on the in-process research and development projects and $675,000 on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $465,000 in incremental direct expense to complete the analytic projects in phases over approximately 21 months. We expect to spend approximately $1.0 million to complete the diagnostic projects in phases completed from 9 to 21 months in the future. None of these projects have been terminated to date.

Since the acquisition of these in-process research and development projects six months ago, there have been no subsequent developments which indicate that the completion and commercialization of either of the projects are less likely to be completed on the original planned schedule or less likely to be a commercial success.

We have made and plan to make substantial commitments to capital projects, including the BM101 manufacturing facility in Torrance, California, a manufacturing facility in Novato, and new research and development facilities in Novato. If all product programs proceed on schedule, these current capital commitments and plans for future capital requirements combined will require approximately $32.0 million in the 18-month period beginning in January 1999.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of BM101 for the treatment of MPS-I. We will share expenses and profits from the joint venture equally with Genzyme. Genzyme invested $8.0 million upon signing the agreement and has purchased $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the IPO. Genzyme has committed to pay us an additional $12.1 million upon approval of the biologics license application for BM101.

On October 7, 1998, we purchased Glyko, Inc. from Glyko Biomedical for an aggregate purchase price of $14.5 million. The purchase price was paid for with 2,259,039 shares of our common stock, our assumption of certain stock options held by Glyko, Inc. employees which were exercisable into a maximum of 255,540 shares of our common stock and $500 in cash.

On April 13, 1999, we sold a total of $26.0 million of convertible promissory notes. The notes were converted into 2,672,020 shares of our common stock at a conversion price of $10.00 per share concurrent with the IPO.

In May 1999, Glyko, Inc. acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products.

In July 1999, we completed our initial public offering of 4,500,000 shares of our common stock at $13 per share raising estimated proceeds of $52.9 million. Concurrent with the IPO, Genzyme purchased $10 million of our common stock (769,230 shares) at the IPO price of $13.

In August 1999, the underwriters exercised their over-allotment of 675,000 shares at the IPO price of $13 raising estimated net proceed of $8.2 million.

We expect our current funds to last for a period of at least 12 months. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

    .  The sale of equity securities

    .  Equipment-based financing

    .  Collaborative agreements with corporate partners

We do not expect to generate positive internal cash flow for at least the next two years because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

    . Preclinical studies, clinical trials and regulatory review

    .  Commercialization of our drug candidates

    .  Development of manufacturing operations

    .  Process development

    .  Scale-up of manufacturing facilities

    .  Sales and marketing activities

We anticipate a need for additional financing to fund the future operations of its business, including the commercialization of our drug candidates currently under development. We cannot assure you that additional financing will be obtained or, if obtained, will be available on reasonable terms.

Our future capital requirements will depend on many factors, including, but not limited to:

    . The progress of its research and development programs

    . The progress of preclinical studies and clinical trials

    . The time and cost involved obtaining regulatory approvals

    . Scaling up, installing and validating manufacturing capacity

    .  Competing technological and market developments

    . Changes and developments in collaborative, licensing and other relationships

    . The development of commercialization activities and arrangements

    . The leasing and build-out of additional facilities

    .  The purchase of additional capital equipment

We plan to continue our policy of investing available funds in government securities and investment grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

Impact of Year 2000

The following constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

We are aware of the potential problems associated with computer programs and systems that use only two digits to identify the year in the date field. Application and system programs may be unable correctly to process date information for dates after December 31, 1999. This year 2000 defect could cause the disruption or failure of computer systems. The year 2000 defect could affect both our internal information technology systems and other functional systems that use embedded computer programs for control or other purposes. The defect could also affect the information technology and other functional systems of suppliers of products and services to us. The defect could affect the overall economy and have a significant impact on us.

We have formed a team to review and resolve those aspects of the year 2000 problem which are within our direct control and adjust to or influence those aspects which are not within our direct control. The team has reviewed our software products (including those under development) and determined that our software products do not use date data and are year 2000 compliant. Our biopharmaceutical products do not have any year 2000 exposure. The team has reviewed the year 2000 compliance status of our major internal information technology programs and systems used for administrative requirements and determined that these systems are year 2000 compliant. We have reviewed the computer systems used to control our analytical instruments and production equipment. Due to the recent design of our equipment, the embedded computers are year 2000 compliant. We believe that the expense of repairing or replacing any undetected year 2000 defects will not be material. We believe that we can resolve our significant internal year 2000 compliance issues before the year 2000 with expenditures that are currently estimated not to be material. If we do not achieve on a timely basis year 2000 compliance for our internal systems, our operations and business could be adversely affected.

With respect to our suppliers, we do not currently process orders, payments and other business communications electronically from computer to computer. However, if our suppliers' and ultimate customers' own systems are not yet year 2000 compliant, their disruptions could have a significant direct or indirect impact on our operations and business. The following consequences of the year 2000 problem could disrupt our business:

    . Financial institutions may not be able to process checks, accept deposits, provide records, process wire transfers provide stock ownership and transfer records or facilitate many other financial transactions and services.

    . Suppliers may not be able to process orders, manufacture products, deliver in accordance with production schedules, or in general provide the current level of timely products and services.

    . Voice and data communication systems used by us and our customers and suppliers might be disrupted.

    . Health care suppliers and third-party payors may be unable to process patient records, add to or modify the content of their pharmacy authorizations, accept or make payments, and handle the many other data requirements of the modern health care system. The added costs for back-up systems, for temporary or emergency fixes and the ongoing requirements to handle critical functions on a timely basis combined with the resultant managerial distractions may delay the review and delay our introduction of new drugs and therapeutic practices.

                                  RISK FACTORS



If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of June 30, 1999, we had an accumulated deficit of approximately $26.5 million. We expect to continue to operate at a net loss at least through the calendar year 2000. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

Because of the relative small size and scale of our wholly-owned subsidiary, Glyko, Inc., profits from products and services offered by it will be insufficient to offset the expenses associated with our pharmaceutical business. As a result, we expect that operating losses will continue and increase for the foreseeable future.

If we fail to obtain the capital necessary to fund our operations we will be unable to complete our product development programs.

In the future, we may need to raise substantial additional capital to fund operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate our product development programs.

We expect to continue to spend substantial amounts of capital for our operations
for  the  foreseeable   future.   Activities   which  will  require   additional
expenditures include:

    .  research and development programs

    .  preclinical studies and clinical trials

    .  regulatory processes

    . establishment of commercial scale manufacturing capabilities and

    .  expansion of sales and marketing activities.

The amount of capital we may need depends on many factors, including:

    . The progress, timing and scope of our research and development programs

    . The progress, timing and scope of our preclinical studies and clinical trials

    . The time and cost necessary to obtain regulatory approvals

    . The time and cost necessary to build our manufacturing facilities and obtain the necessary regulatory approvals for those facilities

    . The time and cost necessary to respond to technological and market developments

    . Any changes made or new developments in our existing collaborative, licensing and other commercial relationships

    . Any new collaborative, licensing and other commercial relationships that we may establish

Moreover,   our  fixed  expenses  such  as  rent,  license  payments  and  other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

    . additional leases for new facilities and capital equipment

    .  additional licenses and collaborative agreements

    .  additional contracts for consulting,
        maintenance and administrative services

    . additional expenses associated with being a public company.

We believe that the net proceeds of our initial public offering, together with our available cash, cash equivalents, short-term investment securities and investment income, will be sufficient to meet our operating and capital requirements through at least the next 12 months. This estimate is based on assumptions which may prove to be wrong. As a result, we may need additional financing prior to that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval to market our products in the U.S. and foreign jurisdictions.

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain U.S. Food and Drug Administration
(FDA) approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development. BM101, our first drug product, is not expected to be commercially available until at least 2000. Our other drug product will not be commercially available for at least several more years. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed our management's credibility, the value of our company and our operating results may be adversely affected.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials may be required and the results of the studies and trials are highly uncertain.

As part of the FDA approval process, we must conduct, at our own expense, preclinical studies on animals and clinical trials on humans on each drug candidate. We expect the number of preclinical studies and clinical trials that the FDA will require will vary depending on the drug product, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our drug products.

Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be different. After we have conducted preclinical studies in animals we must demonstrate that our drug products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

    .  Slow patient enrollment

    . Longer treatment time required to demonstrate efficacy

    . Lack of sufficient supplies of the drug candidate

    . Adverse medical events or side effects in treated patients

    . Lack of effectiveness of the drug candidate being tested

Typically, if a drug product is intended to treat a chronic disease safety and efficacy data must be gathered over an extended period of time which ranges from six months to three years. In addition, clinical trials on humans are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety and efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, a single trial may be sufficient to prove safety and efficacy under the FDA's Modernization Act of 1997.

Our strategy to conduct only one clinical trial on a small number of patients for products developed to treat genetic disorders may not be sufficient to obtain regulatory approval.

We believe that our enzyme drug products will be regulated by the FDA as biologics rather than drugs because they are manufactured by biological processes. Our strategy for the development of therapeutics for genetic disorders is to conduct only one clinical trial on a small number of patients, which would then be the basis for our submission of a biologics license application (BLA) to the FDA. For example, at the end of October 1998, we completed a six-month evaluation of ten patients on our first drug candidate BM101. Because 12-month data will be available, the FDA has requested that we evaluate data for these patients for the 12-month period rather than the six-month period which formed the basis of our initial evaluation. In addition the FDA has also requested that we evaluate this data using other criteria that may demonstrate that the surrogate endpoints are a predictor of clinical benefit. We are currently performing this evaluation. We cannot assure you that this evaluation will support our findings with regard to the primary endpoints in the clinical trial. If this analysis does not support our findings with regard to the primary endpoints, or if the surrogate endpoints do not predict a clinical benefit, it could delay the filing of the biologics license application and could jeopardize FDA approval of BM101. The FDA may request additional trials to be conducted. If we have to conduct further clinical trials, whether for BM101 or other products we develop in the future, it would significantly increase our expenses and delay marketing of our product. Also, the results of initial smaller clinical trials could differ from the results obtained from subsequent more extensive long-term trials. A significant difference in the results of multiple clinical trials could cause the FDA to require still more clinical trials which would significantly delay the approval process.

The fast track designation for BM101 may not actually lead to a faster review process.

Although BM101 has obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures. If BM101 is approved, we will be required to conduct a study after we obtain approval of BM101 to demonstrate that the primary endpoints used in our single study are reasonably likely to predict clinical benefits to the patients. If this post-approval study fails to verify the clinical benefit of BM101 or demonstrates that BM101 is not safe or effective, our FDA approval can be withdrawn on an expedited basis. Furthermore, if adverse effects are identified after marketing, FDA approval may be rapidly revoked and we could not market the drug.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of BM101, our facility has not yet been inspected by any governmental entity. We cannot guarantee that BioMarin, or any potential third- party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

We currently have a contract with Harbor-UCLA Research and Education Institute to manufacture BM101 in limited quantities for use in preclinical studies and clinical trials. In order to produce initial commercial requirements for BM101 in our facility we will have to prove that the product manufactured at our facility is comparable to the clinical trial product produced in the Harbor-UCLA facility. This will require laboratory testing and may require clinical trials. We must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the BM101 BLA can be approved. We cannot assure you that we will pass the inspections in a timely manner, if at all.

If we fail to obtain orphan drug exclusivity for our products, our competitors may sell products to treat the same conditions and our revenues may be reduced.

As part of our business strategy, we intend to develop drugs that may be eligible for FDA orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000. The company that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition.

Because the extent and scope of patent protection for our drug candidates is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for any one of our drug products, our competitors may then sell the same drug to treat the same condition.

We received orphan drug designation from the FDA for BM101 in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102. Even if we obtain orphan drug designation, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, BM101 and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using BM101 is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for BM101 without reimbursement from third-party payors.

Third-party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. We cannot be certain that third-party payors will pay for the costs of our drugs and the courses of treatment. Even if we are able to obtain reimbursement from third-party payors, we cannot be certain that reimbursement rates will be enough to allow us to profit from sales of our drugs.

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for BM101. We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

We expect that in the future reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect our future revenues from sales of our drugs and may adversely affect our business and prospects.

If we are unable to protect our proprietary technology we may not be able to compete as effectively.

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including BM101 and BM102. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for excessively large fees, patents or other proprietary rights held by others, our business and prospects may be harmed.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for BM101 and BM102, have been published and are in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition of matter patents, we will depend on orphan drug status.

In addition, our owned and licensed patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

    . We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

    . Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, novel or was obvious. As a Company, we have no meaningful experience with competitors interfering with our patents or patent applications.

    . Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

    . Enforcing patents is expensive and may absorb significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

In addition, competitors also seek patent protection for their technology. There are many patents in our field of technology, and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including:

    . Defending a lawsuit takes significant time and can be very expensive.

    . If the court decides that our product infringes on the competitor's patent, we may have to pay substantial damages for past infringement.

    . The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross-licenses to our patents.

    . Redesigning our product so it does not infringe may not be possible and could require substantial funds and time.

It is also unclear whether our trade secrets will provide useful protection. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

We may also support and collaborate in research conducted by government organizations or by universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

If our joint venture with Genzyme were terminated, we could be barred from commercializing BM101 or our ability to commercialize BM101 would be delayed.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder, to the marketing of our initial drug product, BM101. Because it is our initial product, our operations are substantially dependent upon the development of BM101. We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market BM101. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of the biologics license application for BM101. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 in cash upon the approval of the biologics license application for BM101.

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to BM101 and any related intellectual property and regulatory approvals.

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to BM101 and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize BM101. If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to BM101 exclusively. While we could then continue to develop BM101, that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would then have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to BM101 exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to BM101 is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the biologics license application for BM101, we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to BM101 exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to BM101 exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to BM101.

We cannot assure you that if the joint venture were terminated and if we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to BM101, that we will have sufficient funds to do so or that we will be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to BM101 and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture where we retain the rights to BM101 could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

If we are unable to manufacture our drug products in sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenues.

We have no experience manufacturing drug products in volumes that will be necessary to support commercial sales. Our unproven manufacturing process may not meet initial expectations as to schedule, reproducibility, yields, purity, costs, quality, and other measurements of performance. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with any certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we are unable to establish and maintain commercial scale manufacturing within our planned time and cost parameters, sales of our products and our financial performance will be adversely affected.

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

    . Design, construction and qualification of manufacturing facilities that meet regulatory requirements

    .  Production yields

    .  Purity

    .  Quality control and assurance

    .  Shortages of qualified personnel

    .  Compliance with FDA regulations

We are developing a total of 31,000 square feet of space at two facilities, one in Novato and one in Torrance, for the manufacture of BM101. The construction and qualification of these facilities may take longer than planned and the actual construction costs of these facilities may be higher than those which we have budgeted. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by

    . improving the colonies of cells which have a common genetic make-up, or cell lines,

    .  improving the processes licensed from others, or

    .  developing a recombinant cell line and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a protein that it would not have otherwise produced and related purification. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

If we are unable to increase our marketing and distribution capabilities or to enter into agreements with third parties to do so, our ability to generate revenues will be diminished.

If we cannot increase our marketing capabilities either by developing our sales and marketing organization or by entering into agreements with others, we may be unable to successfully sell our products. If we are unable to effectively sell our drug products, our ability to generate revenues will be diminished.

To increase our distribution and marketing for both our drug candidates and our Glyko, Inc. products, we will have to increase our current sales force and/or enter into third-party marketing and distribution agreements. We cannot guarantee that we will be able to hire in a timely manner, the qualified sales and marketing personnel we need if at all. Nor can we guarantee that we will be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot increase our marketing capabilities as we intend, either by increasing our sales force or entering into agreements with third parties, sales of our products may be adversely affected.

We have recently entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing BM101. We cannot guarantee that we will be able to establish sales and distribution capabilities or that BioMarin, the joint venture or any future collaborators will successfully sell any of our drug candidates.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them, including orphan drug designation, or commercialize their products before we do. If our competitors successfully commercialize a product which treats a given rare genetic disease before we do, we will effectively be precluded from developing a product to treat that disease because the patient populations of the rare genetic diseases are so small. These companies also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations. They also compete with us to attract academic research institutions as partners and to license these institution's proprietary technology. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. We also directly compete with a number of these organizations to recruit personnel, especially scientists and technicians.

We believe that established technologies provided by other companies, such as laboratory and testing services firms compete with Glyko Inc.'s products and services. For example, Glyko, Inc.'s FACE Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel because they can be used for non-carbohydrate applications. Companies competing with Glyko, Inc. may have greater financial, manufacturing and marketing resources and experience.

If we fail to manage our growth or fail to recruit and retain personnel, our product development programs may be delayed.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We recently entered into a joint venture with Genzyme. If we receive FDA approval to market BM101, the joint venture will be required to devote additional resources to support the commercialization of BM101.

To manage expansion effectively, we need to continue to develop and improve our operating and financial systems, sales and marketing capabilities. We cannot guarantee that our systems, procedures or controls will be adequate to support our operations or that our management will be able to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay our product development programs. Any harm to our research and development programs would harm our business and prospects.

Because of the specialized scientific nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Grant W. Denison, Jr., Chairman and Chief Executive Officer, John C. Klock, M.D., President and Secretary or Christopher
M. Starr, Ph.D., Vice President for Research and Development would be detrimental to us. While each of these individuals is party to an employment agreement with us, which includes financial incentives for each of them to remain employed with us, these agreements each terminate in June 2000 and we cannot guarantee that any of them will remain employed with us beyond that time. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. We cannot be certain that we will continue to attract and retain qualified personnel necessary for the development of our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. We currently do not maintain insurance against product liability lawsuits. The joint venture with Genzyme maintains clinical liability insurance for BM101 which covers clinical trials of that product, since their inception. Although we intend to obtain product liability insurance before for our clinical trials of BM102 and shortly before initiating clinical trials for our other products, we cannot be certain that we will be able to obtain adequate insurance coverage. In addition, we may be subject to claims in connection with our current clinical trials for BM101 for which current insurance coverage is not adequate. We cannot be certain that if BM101 receives FDA approval, the product liability insurance the joint venture will need to obtain in connection with the commercial sales of BM101 will be available at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

If we experience any problems with Year 2000 compliance our operations may be disrupted.

The following is intended to constitute "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

Beginning in the year 2000, the date fields coded in certain software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates (commonly known as the year 2000 problem). It is not clear what potential problems may arise as the biopharmaceutical industry, and other industries, try to resolve this year 2000 problem.

It is possible that our currently installed computer systems, software products or other business systems, or those of our suppliers or service providers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or subsequent years without error or interruption. We have formed a team to review and resolve those aspects of the year 2000 problem that are within our direct control and adjust to or influence those aspects that are not within our direct control. The team has reviewed our software products, including those under development, and determined that our software products do not use date data and are year 2000 compliant. Our biopharmaceutical products do not have any year 2000 exposure. Based on representations from our vendors, the team has reviewed the year 2000 compliance status of our major internal information technology programs and systems used for administrative requirements and determined that they are year 2000 compliant.

Some risks associated with the year 2000 problem are beyond our ability to control, including the extent to which our suppliers and service providers can address the year 2000 problem. The failure by a third party to adequately address the year 2000 issue could have an adverse effect on their operations, which could have an adverse effect on us. We are assessing the possible effects on our operations of the possible failure of our key suppliers and providers, contractors and collaborators to identify and remedy potential year 2000 problems.

Our stock price may be volatile and your investment in our stock could suffer a decline in value.

Prior to our initial public offering effective July 23, 1999, there has been no public market for our common stock. The initial public offering price was negotiated among the underwriters and us and may not be indicative of prices that will prevail in the trading markets after the offering. Our valuation and the initial public offering stock price have no meaningful relationship to current or historical earnings, asset values, book value or any other criteria of value. The market price of the common stock will fluctuate and may be higher or lower than the initial public offering price due to factors including:

    . Progress of BM101 and our other lead drug candidates through the regulatory process, especially BM101 regulutory actions in the United States

    . Results of clinical trials, announcements of technological innovations or new products by us or our competitors

    . Government regulatory action affecting our drug candidates or our competitors' drug candidates in both the United States and foreign countries

    .  Developments or disputes concerning patent or proprietary rights

    . General market conditions for emerging growth and biopharmaceutical companies

    .  Economic conditions in the United States or abroad

   .  Actual or anticipated fluctuations in our operating results

    . Broad market fluctuations may cause the market price of our common stock to fluctuate

    .  Changes in financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange. We cannot be certain what effect, if any, the dual listing will have on the price of our stock in either market. Listing on both exchanges may increase stock price volatility due to:

    .  trading in different time zones

    .  different ability to buy or sell our stock

    .  different trading volume

In the past, following periods of large price declines in the public market price of a company's securities, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If our officers, directors and largest stockholder elect to act together they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our directors and officers control approximately 10.8% of the outstanding shares of our common stock. Glyko Biomedical owns 32.7% of the outstanding shares of capital stock. Three of six Glyko Biomedical directors are officers or directors of BioMarin. As a result, due to their concentration of stock ownership, directors and officers, together with Glyko Biomedical if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

    .  The election of all directors

    . The amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions

    . The defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

BioMarin is incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents may make a change in control of BioMarin more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors have the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of BioMarin. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 3.  Quantitative and Qualitative Disclosure about
Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resales markets to ensure portfolio liquidity.

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at June 30, 1999.

Investment portfolio:


                                                 Carrying value
                                                (in $ thousands)
                                                ----------------
Cash equivalents................................... $17,244*
Certificates of deposit............................     254
   Total............................................$17,498

* Includes $15,838 of United States agency securities.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                             None.

Item 2. Changes in Securities and Uses of Proceeds.

ISSUANCES OF UNREGISTERD SECURITES

During the period covered by this report, registrant issued the following unregistered securities:

From April 1 to June 30, 1999, registrant granted options to purchase 544,700 shares of common stock to officers, directors, employees and consultants in reliance on Rule 701 promulgated under the Securities Act or in reliance on the exemption from the regulation requirements provided by Section 4(2) of the Securities Act.

During the period from April 1, to June 30, 1999, options to purchase 6,877 shares of common stock were exercised in reliance on Rule 701 promulgated under the Securities Act or in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On April 13, 1999, registrant sold $26 million worth of notes convertible into registrants common stock, according to their terms, in reliance on the exemption from registration requirements provided by Regulation D and Regulation S promulgated under the Securities Act.

USES OF PROCEEDS

The effective date of registrant's Registration Statement on Form S-1 was July 22, 1999. The offering commenced on July 23, 1999 and concluded on August 25, 1999. All of the securities registered under the Registration Statement were sold in the offering. The global co-coordinators of the offering were Bank J. Vontobel & Co. AG and U.S. Bancorp Piper Jaffray Inc. The Registration Statement covered the sale of 4,500,000 shares of registrant's Common Stock, par value $0.001 per share, as well as the sale of an additional 675,000 shares of registrant's Common Stock upon the exercise by the underwriters of their over-allotment option. The aggregate offering price of the number of shares registered in the offering was $67,275,000. A total of 5,175,000 shares were sold in the offering, the aggregate price of which was $67,275,000.

As of September 1, 1999, the expenses incurred by registrant in connection with the issuance and distribution of the securities registered (including underwriters' discounts and commissions) are estimated at :$6.2 million. No direct or indirect payments for these expenses were made to registrant's directors, officers or persons owning 10% or more of registrant's outstanding equity securities. After deducting these expenses, registrant's net proceeds from the offering are estimated at: $61.1 million.

Because the offering had not occurred during the period covered by this report, registrant had not yet, as of June 30, 1999, either received or spent any of the proceeds from the offering.

 Item 3. Defaults upon Senior Securities.                               None.

 Item 4. Submission of Matters to a Vote of Security Holders.           None.

Item 5. Other Information.

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports. The registrant has been subject to such filing requirements for less than 90 days, however.

Item 6. Exhibits and Reports on Form 8-K.

 (a) The following  documents are filed as part of this report

           See Exhibit Index  attached hereto.

 (b)  Reports on Form 8K

            No reports were filed on Form 8-K during the six months ended June 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     BIOMARIN PHARMACEUTICAL INC.

Dated: September 2, 1999             By:  \s\ Raymond W. Anderson
------------------------             -------------------------------------------
                                     Raymond W. Anderson
                                     Chief Financial Officer and
                                     V.P. Finance and Administration

                                  EXHIBIT INDEX

   Exhibit
    Number              Description of Document
  ---------             -----------------------

     1.1 Form of Underwriting Agreement is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
     2.1 Share Exchange Agreement with Glyko Biomedical, Ltd. is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     3.1A Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation, as filed on March 22, 1999 is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     3.1B(1) Form of Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 6, 1999.
     3.2 Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 6, 1999.
     4.1 Form of Amended and Restated Registration Rights Agreement, by and among the Company and the investors named therein is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     5.1 Opinion of Wilson Sonsini Goodrich & Rosati is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
     10.1 Form of Indemnification Agreement for directors and officers is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.2 1997 Stock Plan, as amended on December 22, 1998, and forms of agreements thereunder is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10..3 1998 Director Option Plan and forms of agreements thereunder is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.4 1998 Employee Stock Purchase Plan and forms of agreements thereunder is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.5 Amended and Restated  Founder's Stock Purchase Agreement with Dr. John
C. Klock dated as of October 1, 1997 with exhibits is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.6 Amended and Restated Founder's Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.7 Amended and Restated Founder's Stock Purchase Agreement with Dr. Christopher M. Starr dated as of October 1, 1997 with exhibits is incorporated herein by reference to the Registration Statement on Form S- 1 filed on May 4, 1999.
     10.8 Employment Agreement with Dr. John C. Klock dated June 26, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on June 14, 1999.
     10.9 Employment Agreement with Grant W. Denison, Jr. dated June 26, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.10 Employment Agreement with Dr. Christopher M. Starr dated June 26, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.11 Employment Agreement with Raymond W. Anderson dated June 22, 1998, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.12 Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.

   Exhibit
    Number                Description of Document
   -------                -----------------------

     10.13 Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.14 Employment Agreement between Brian K. Brandley, Ph.D and Glyko, Inc. dated February 22, 1998, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.15 License Agreement with Glyko Biomedical, Ltd. dated June 26, 1997 with exhibits attached is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4 1999.
     10.16(2) Option Agreement with W.R. Grace & Co. dated as of May 1, 1998 is incorporated herein by reference to the Registration Statement on Form S-1 filed on June 14, 1999.
     10.17(2) Grant Terms and Conditions Agreement with Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on June 14, 1999.
     10.18(2) License Agreement with Women's and Children's Hospital, Adelaide, Australia dated August 14, 1998 is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
     10.19 Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.20 Standard NNN Lease dated June 25, 1998 for 46 Galli Drive is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.21 Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 110 Digital Drive, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.22 Sublease dated June 24, 1998 for 1123 West Carson Street is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.23 Commercial Lease and Deposit Receipt with Glyko, Inc. for 11 Pimentel Court and 13 Pimentel Court, dated December 23, 1996 is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.24 Collaboration Agreement with Genzyme Corporation dated September 4, 1998 is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
     10.25 Purchase Agreement with Genzyme Corporation dated September 4, 1998 is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.26 Subscription Agreement with Genzyme dated September 4, 1998 is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.27 Form of Convertible Note Purchase Agreement dated as of April 12, 1999 with form of convertible promissory note is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     10.28 Astro License Agreement dated December 18, 1990 among Glyko, Inc., Astromed, Ltd., and Astroscan, Ltd. is incorporated herein by reference to the Registration Statement on Form S-1 filed on June 14, 1999.
     10.29 Glycomed License Agreement dated December 18, 1990 between Glyko, Inc., and Glycomed, Inc. is incorporated herein by reference to the Registration Statement on Form S-1 filed on June 14, 1999.
     10.30 Operating Agreement with Genzyme Corporation is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 6, 1999.
     21.1 List of Subsidiaries is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     23.1 Consent of Independent Public Accountants is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
     23.2 Consent of Counsel (included in Exhibit 5.1) is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
     24.1 Power of Attorney is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     27.1 Financial Data Schedule (available in EDGAR format only).