Form 10-Q
period 1999-09-30
BIOMARIN PHARMACEUTICAL INC
filed 1999-11-15
CIK 1048477

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,821,430 shares Common Stock, par value $0.001, outstanding as of October 31, 1999.

                          BIOMARIN PHARMACEUTICAL INC.
                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets as of December 31, 1998
            and September 30, 1999                                         2
         Consolidated Statements of Operations for the three-month periods
            ended September 30, 1998 and 1999                              3
         Consolidated Statements of Operations for the nine-month periods ended September 30, 1998 and 1999 and for the period from
            March 21, 1997(inception) to September 30, 1999                4
         Consolidated  Statements of Cash Flows for the nine-month periods ended September  30,  1998 and 1999 and for the period from
            March 21, 1997(inception) to September 30, 1999                5
         Notes to Consolidated Financial  Statements                       6

         Item 2.  Management's Discussion and Analysis                     8

         Item 3.  Quantitative and Qualitative Disclosure
                     about Market Risk                                     25


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        26

         Item 2.  Changes in Securities and Uses of Proceeds               26

         Item 3.  Defaults upon Senior Securities                          26

         Item 4.  Submission of Matters to a Vote of Security Holders      26

         Item 5.  Other Information                                        26

         Item 6.  Exhibits and Reports on Form 8-K                         27

SIGNATURE                                                                  28

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
               ($ Thousands, except for share and per share data)

                                                December 31,       September 30,
                                                    1998                1999
                                             ----------------    ---------------
    ASSETS                                                         (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $    9,414         $   32,585
    Short-term investments                          1,975             39,572
    Accounts receivable, net                          148                409
    Due from Glyko Biomedical Ltd.                    114                137
    Due from BioMarin/Genzyme LLC                     419              2,185
    Inventories                                        72                939
    Prepaid expenses                                  676                529
                                             ----------------    ---------------
                Total current assets               12,818             76,356

PROPERTY AND EQUIPMENT, net                         6,223             22,934
GOODWILL AND OTHER INTANGIBLE ASSETS, net          11,704             11,613
INVESTMENT IN BIOMARIN/GENZYME LLC                    685              1,510
DEPOSITS                                               79                120
                                             ----------------    ---------------
                Total assets                  $    31,509         $  112,533
                                             ================    ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                          $     1,340         $    4,961
    Accrued liabilities                               640                623
    Notes payable short-term                           24                 26
                                             ----------------    ---------------
                Total current liabilities           2,004              5,610

LONG-TERM LIABILITIES:
    Long-term portion of notes                        110                 90
                                             ----------------    ---------------

                  Total liabilities                 2,114              5,700

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value:
     50,000,000 shares  authorized,
     26,176,180 and 34,810,129 shares issued
     and outstanding at December 31, 1998, and
     September 30, 1999, respectively                  26                 35
    Additional paid-in capital                     50,058            146,302
    Warrants                                          128                128
    Deferred compensation                          (3,253)            (2,922)
    Notes receivable from stockholders             (2,488)            (2,600)
    Deficit accumulated during the
     development stage                            (15,076)           (34,110)
                                             ----------------    ---------------
                  Total stockholders' equity       29,395            106,833
                                             ----------------    ---------------
                  Total liabilities and
                   stockholders' equity       $    31,509         $  112,533
                                             ================    ===============

        The accompanying notes are an integral part of these statements.
                                        2

             BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                     (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                    ($ Thousands, except for per share data)



                                                    Three Months Ended
                                                       September 30,
                                            ------------------------------------
                                                  1998                 1999
                                            ---------------       --------------
                                              (unaudited)           (unaudited)

      REVENUES:
         Revenues--products                     $    --               $    489
         Revenues--services                          --                      3
         Revenues from BioMarin/Genzyme LLC         141                  1,507
         Revenues--other                                                   --
                                            ---------------       --------------

                      Total revenues                141                 1,999

      OPERATING COSTS AND EXPENSES:
         Cost of products                            --                   117
         Cost of services                            --                     1
         Research and development                 1,749                 7,658
         Selling, general and administrative      1,440                 1,955
                                            ---------------       --------------
                      Total operating costs
                       and expenses               3,189                 9,731
                                            ---------------       --------------
                      Loss from operations       (3,048)               (7,732)

      INTEREST INCOME                               230                   724

      INTEREST EXPENSE                               --                  (167)

      EQUITY IN LOSS OF BIOMARIN/GENZYME LLC         --                  (468)
                                            ---------------       --------------
                      Net loss                 $ (2,818)            $  (7,643)
                                            ===============       ==============

      NET LOSS PER SHARE, basic and diluted    $  (0.12)            $    (0.24)
                                            ===============       ==============
      WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING (Thousands)                   22,736                 32,476
                                            ===============       ==============









        The accompanying notes are an integral part of these statements.
                                       3

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999, AND FOR THE PERIOD FROM MARCH 21, 1997 (INCEPTION) TO SEPTEMBER 30,
                    1999 ($ Thousands, except for per share data)


                                                                                                For the period
                                                                                                March 31, 1997
                                                                Nine Months Ended               (Inception), to
                                                                  September 30,                  September 30,
                                                      ---------------------------------------
                                                            1998                 1999                1999
                                                      -----------------    ------------------   ----------------
                                                        (unaudited)           (unaudited)         (unaudited)
REVENUES:

   Revenues--products                                       $   --            $    1,018            $   1,156
   Revenues--services                                           --                    81                  193
   Revenues from BioMarin/Genzyme LLC                         141                  3,411                4,248
   Revenues--other                                              --                   151                  254
                                                      -----------------    ------------------   ----------------
                Total revenues                                141                  4,661                5,851

OPERATING COSTS AND EXPENSES:

   Cost of products                                            --                    234                  283
   Cost of services                                            --                     99                  158
   Research and development                                 3,904                 18,029               30,446
   Selling, general and administrative                      2,772                  4,759                9,203
                                                      -----------------    ------------------   ----------------
                 Total operating costs and
                  expenses                                  6,676                 23,121               40,090
                                                      -----------------    ------------------   ----------------

                Loss from operations                       (6,535)               (18,460)             (34,239)

INTEREST INCOME                                               469                  1,177                1,926

INTEREST EXPENSE                                               --                   (728)                (728)

EQUITY IN LOSS OF BIOMARIN/GENZYME LLC                         --                 (1,023)              (1,070)
                                                      -----------------    ------------------   ----------------
                Net loss                                   $    (6,066)         $ (19,034)          $ (34,111)
                                                      =================    ==================   ================

NET LOSS PER SHARE, basic and diluted                      $     (0.28)         $   (0.67)          $   (1.72)
                                                      =================    ==================   ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   (Thousands)                                                  21,298             28,299              19,801
                                                      =================    ==================   ================










        The accompanying notes are an integral part of these statements.
                                        4

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999, AND FOR
        THE PERIOD FROM MARCH 21, 1997 (INCEPTION) TO SEPTEMBER 30, 1999
                                  ($ Thousands)

                                                                                                       Period from
                                                                        Nine Months Ended            March 21, 1997
                                                                          September 30,             (Inception), to
                                                                    1998              1999        September 30, 1999
                                                             -----------------   ----------------  -----------------
                                                                 (unaudited)        (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (6,066)             $  (19,034)       $  (34,111)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                   98                   2,353             2,666
       Amortization of deferred compensation                          58                     965             1,228
       Amortization of goodwill                                       --                     841             1,112
       Accrued interest on notes receivable from stockholders       (171)                   (112)             (377)
       Compensation in the form of common stock and common
         stock options                                                --                      --                18

       Loss from BioMarin/Genzyme LLC                                142                   4,433             4,480
       Write-off of in-process technology                             --                      --             2,625
   Changes in operating assets and liabilities:
     Accounts receivable                                             (37)                   (261)             (409)
     Due from Glyko Biomedical Ltd.                                   (2)                    (23)             (137)
     Due from BioMarin/Genzyme LLC                                  (283)                 (1,766)           (2,185)
     Inventories                                                      --                    (867)             (939)
     Prepaid expenses                                                (79)                    148              (528)
     Deposits                                                        (62)                    (41)             (120)
     Accounts payable                                              1,372                   3,620             4,960
     Accrued liabilities                                             (43)                    (17)              623
     Due to Glyko, Inc.                                               94                      --                --
                                                               ---------------   ----------------  -----------------
          Net cash used in operating activities                   (4,979)                 (9,761)          (21,094)
                                                               ---------------   ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                             (1,897)                (19,063)          (25,597)
   Investment in BioMarin/Genzyme LLC                               (489)                 (5,260)           (5,992)
   Purchase of assets from OGS                                        --                  (1,500)           (1,500)
   Intangibles and other assets, net                                  --                     750               750
     Sale (purchase) of short-term investments                       901                 (37,596)          (39,572)
                                                               ---------------   ----------------  -----------------
      Net cash used in investing activities                       (1,485)                (62,669)          (71,911)
                                                               ---------------   ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                         --                      --               134
   Bridge loan                                                        --                      --               880
   Proceeds from sale of common stock, net of issuance costs      19,430                  95,619           124,594
   Repayment of equipment loan                                        --                     (18)              (18)
                                                               ---------------   ----------------  -----------------
      Net cash provided by  financing activities                  19,430                  95,601           125,590
                                                               ---------------   ----------------  -----------------
      Net increase in cash and cash equivalents                   12,966                  23,171            32,585

CASH AND CASH EQUIVALENTS:
   Beginning of period                                             5,987                   9,414                --
                                                               ---------------   ----------------  -----------------
   End of period                                                $ 18,953              $   32,585        $   32,585
                                                               ===============   ================  =================

        The accompanying notes are an integral part of these statements.
                                        5

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION:

BioMarin Pharmaceutical Inc. (BioMarin or Company) is a developer of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. The Company was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). The Company was funded by GBL and began operations on March 21, 1997, the date of inception. In October 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL in a transaction valued at $14.5 million.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form S-1 Registration Statement.

2.       SIGNIFICANT ACCOUNTING POLICIES:

Short-term investments

Short-term investments consists primarily of government and fixed income securities for which the company plans to hold to maturity. These investments are reported at amortized costs in the accompanying balance sheets. The total market value of these securities as of September 30, 1999 was not materially different from the carrying value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following ($thousands):


                                             December 31,        September 30,            Estimated
                                                1998                 1999                Useful Lives
                                         ------------------     ------------------  -------------------------

Computer hardware and software              $     162              $    404                     3 years
Office furniture and equipment                    372                   750                     5 years
Manufacturing/Laboratory equipment              3,469                 7,180                     5 years
                                                                                           Shorter of life of
Leasehold improvements                          2,532                17,268                asset or lease term
                                         ------------------     ------------------
                                                6,535                25,602
Less:  Accumulated depreciation                  (312)               (2,668)
                                        ------------------      ------------------
         Total, net                       $     6,223              $ 22,934
                                        ==================      ==================

Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with BioMarin/Genzyme LLC, a joint venture, including clinical and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

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

3.    INITIAL PUBLIC OFFERING:

The Company completed its Initial Public Offering (IPO) of 4,500,000 shares of common stock at $13.00 per share on July 23, 1999, raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price of $13 per share (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The underwriters' over-allotment exercise in August raised additional net proceeds of $8.1 million at the IPO price (675,000 shares of common stock).

Item 2.  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations


                           FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial condition and results of operations contains "forward-looking statements" as defined under securities laws. These statements can often be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Risk Factors," and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this document.

Overview

We are a developer of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. Since our inception on March 21, 1997, we have been engaged in research and development activities, including preclinical studies, clinical trials and clinical manufacturing, the establishment of laboratory and manufacturing facilities, and administrative activities. BioMarin was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical Ltd. ("GBL", TSE: GBL). BioMarin was initially funded by GBL and began operations on March 21, 1997, the date of inception.

We have incurred net losses since inception and had an accumulated deficit through September 30, 1999 of $34.1 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least six months into 2001.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is Aldurazyme(TM), alronidase for injection, (recombinant human (alpha)-L-iduronidase), which is under clinical trials for use in enzyme replacement therapy for Mucopolysaccharridosis-I or MPS-I. In previous documents, Aldurazyme(TM) was identified as BM101. Our financial results may vary depending on many factors, including:

     . The progress of Aldurazyme(TM) in the regulatory processes and initial sales activities

    .  The   investment   in   manufacturing   process
        development   and   in   manufacturing   capacity   for
        Aldurazyme(TM) and other product candidates


     . The acceleration of our other pharmaceutical candidates into preclinical studies and clinical trials

     . The progress of our additional research and development efforts

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme(TM) for the treatment of MPS-I. Under the agreement, our company and Genzyme are each required to make capital contributions to the joint venture equal to 50% of the expenses associated with the development and commercialization of Aldurazyme(TM). We will share equally in any profits generated from the sales of Aldurazyme(TM).

In October 1998, we acquired Glyko, Inc., a wholly-owned subsidiary of GBL in a transaction valued at $14.5 million. Glyko, Inc. provides products and services that perform carbohydrate analysis and medical diagnosis to research institutions and commercial laboratories.

In July 1999, we completed our initial public offering ("IPO") of 4,500,000 shares of our common stock at $13 per share raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme purchased $10 million of our common stock (769,230 shares) at the IPO price of $13. In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million.

Results of Operations

The Quarters Ended September 30, 1999 and 1998

Revenues for the third quarter of 1999 totaled $1,999,000 compared to revenues of $141,000 in the third quarter of 1998. Third quarter 1999 revenues included $1,507,000 from the joint venture with Genzyme General (Nasdaq: GENZ) for the development and commercialization of Aldurazyme(TM), alronidase for injection, (recombinant human (alpha)-L-iduronidase) for the treatment of Mucopolysaccharidosis-I (MPS-I). MPS-I is a chronic, debilitating genetic disease which afflicts children and leads to death before adulthood in a majority of patients. The BioMarin/Genzyme joint venture was formed on September 4, 1998. Third quarter 1999 revenues also included $492,000 generated by Glyko, Inc., BioMarin's subsidiary engaged in the sale of analytical and diagnostic products and services, which was acquired by BioMarin on October 7, 1998. On an ongoing basis, Glyko, Inc. revenues for the third quarter of 1999 were up 58% in comparison to the third quarter of 1998 as a result of revenues from the acquisition of the biochemical reagents business of Oxford GlycoSciences Plc. (LSE: OGS), which was acquired in May 1999.

Cost of products and cost of services related to Glyko, Inc. operations were $118,000 in the third quarter of 1999 and were zero in the comparable period of 1998. On an ongoing basis, Glyko's total product and service costs as a percent of the sales of products and services were 25% in both the third quarter of 1999 and of 1998.

Research and development expenses for the third quarter of 1999 increased by $5,909,000 from $1,749,000 in the third quarter of 1998 to $7,658,000 in the third quarter of 1999. This increase was due primarily to increased activity in support of the joint venture with Genzyme for Aldurazyme(TM) and in support of the Company's enzyme product candidates for MPS-VI and burn debridement.

Selling, general and administrative expenses increased from $1,440,000 in the third quarter of 1998 to $1,955,000 in the third quarter of 1999 due to increased BioMarin administrative staff expenses to support expanded operations.

BioMarin's equity in the loss of its joint venture with Genzyme was $468,000 for the third quarter 1999 while BioMarin did not have a loss from the joint venture in the third quarter of 1998.

Interest income increased by $494,000 from $230,000 in the third quarter of 1998 to $724,000 in the third quarter of 1999 due to increased cash reserves resulting from the IPO on July 23, 1999, a concurrent investment by Genzyme, and a convertible note financing in April 1999 that converted at the time of the initial public offering. The interest expense on the convertible notes, accrued at an interest rate of 10% per year, totaled $167,000 for the third quarter of 1999.

The net loss was $2,818,000 ($0.12 per share) in the third quarter of 1998 and increased to $7,643,000 ($0.24 per share) in the comparable period of 1999.

The Nine Months Ended September 30, 1999 and 1998

For the nine-month periods ended September 30, 1998 and 1999, revenues were $141,000 and $4,661,000, respectively. The reasons for this increase in revenues were the same as described for the third quarter increase in revenues. Joint venture revenues were $3,411,000 and Glyko, Inc. revenues were $1,218,000 for the first nine months of 1999.

Research and development expenses increased from $3,904,000 in the first nine months of 1998 to $18,029,000 in the comparable period of 1999. Increased expenses in support of the Aldurazyme joint venture with Genzyme, the MPS-VI program and the burn debridement program were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased from $2,772,000 in the nine months of 1998 to $4,759,000 in the first nine months of 1999. This increase resulted from the consolidation of Glyko, Inc. selling and administrative expenses in 1999 expenses, an increase in staffing in BioMarin administration in 1999 compared to 1998, and an increase in facilities expense charged to administration in 1999. The increase in administrative staff and related expense was necessary to support expanded operations.

BioMarin's equity in the loss of its joint venture with Genzyme was $1,023,000 for the first nine months of 1999 while there was no loss in the comparable period of 1998.

Interest income increased by $708,000 from $469,000 in the first nine months of 1998 to $1,177,000 in the first nine months of 1999 primarily due to increased cash reserves resulting from a convertible note financing in April 1999, the initial public offering, and a concurrent private placement with Genzyme in July 1999. The interest expense accrued on the convertible notes prior to their conversion in the initial public offering totaled $720,000.

The net loss was $6,066,000 ($0.28 per share) and $19,034,000  ($0.67 per share)
for the first nine months of 1998 and 1999, respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate estimated net proceeds of $125.5 million after the IPO and concurrent Genzyme investment. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment of $8.0 million by Genzyme as part of our joint venture with them, an initial public offering including the underwriters' over-allotment exercise and the concurrent $10 million Genzyme investment in our Company.

Our combined cash, cash equivalents and short-term investments totaled $72.2 million at September 30, 1999, an increase of $60.8 million from December 31, 1998. The primary source of cash was the issuance of common stock at our IPO, generating $60.0 million of net proceeds including the underwriters over-allotment. The primary use of cash during the nine months ended September 30, 1999 was to finance operations and to purchase leasehold improvements and equipment. For the nine months ended September 30, 1999, operations used $9.8 million, we purchased $19.1 million of leasehold improvements and equipment, invested $5.3 million in the joint venture (which was consumed in joint venture operations) and purchased $1.5 million of assets from Oxford GlycoSciences.

From our inception through September 30, 1999, we have purchased approximately $25.6 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

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

As of September 30, 1999, we had expended to date approximately $695,000 on the in-process research and development projects and $725,000 on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $415,000 in incremental direct expense to complete the analytic projects in phases over approximately 18 months. We expect to spend approximately $1.0 million to complete the diagnostic projects in phases completed from 6 to 18 months in the future. None of these projects have been terminated to date.

Since the acquisition of these in-process research and development projects one year ago, there have been no subsequent developments which indicate that the completion and commercialization of either of the projects are less likely to be completed on the original planned schedule or less likely to be a commercial success.

We have made and plan to make substantial commitments to capital projects, including the Aldurazyme(TM) manufacturing facility in Torrance, California, a manufacturing facility in Novato, and new research and development facilities in Novato.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme(TM) for the treatment of MPS-I. We will share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the IPO. Genzyme has committed to pay us an additional $12.1 million upon approval of the biologics license application for Aldurazyme(TM).

On October 7, 1998, we purchased Glyko, Inc. from GBL for an aggregate purchase price of $14.5 million. The purchase price was paid by 2,259,039 shares of our common stock, our assumption of certain stock options held by Glyko, Inc. employees which were exercisable into a maximum of 255,540 shares of our common stock and $500 in cash.

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

In July 1999, we completed our initial public offering of 4,500,000 shares of our common stock at $13 per share raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme purchased $10 million of our common stock (769,230 shares) at the IPO price of $13.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 raising additional net proceeds of $8.1 million.

We expect our current funds to last for a period of at least12 months. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

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

    .  The progress of our research and development programs

    .  The progress of preclinical studies and clinical trials

    .  The time and cost involved in obtaining regulatory approvals

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

Impact of Year 2000

The following constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

We are aware of the potential problems associated with computer programs and systems that use only two digits to identify the year in the date field. Application and system programs may be unable to correctly process date information for dates after December 31, 1999. This year 2000 defect could cause the disruption or failure of computer systems. The year 2000 defect could affect both our internal information technology systems and other functional systems that use embedded computer programs for control or other purposes. The defect could also affect the information technology and other functional systems of suppliers of products and services to us. The defect could affect the overall economy and have a significant impact on us.

We have formed a team to review and resolve those aspects of the year 2000 problem which are within our direct control and adjust to or influence those aspects which are not within our direct control. The team has reviewed our software products (including those under development) and determined that our software products do not use date data and are year 2000 compliant. Our biopharmaceutical products do not have any year 2000 exposure. The team has reviewed the year 2000 compliance status of our major internal information technology programs and systems used for administrative requirements and determined that these systems are year 2000 compliant. We have reviewed the computer systems used to control our analytical instruments and production equipment. Due to the recent design of our equipment, the embedded computers are year 2000 compliant. We believe that the expense of repairing or replacing any undetected year 2000 defects will not be material. We believe that we can resolve our internal year 2000 compliance issues before the year 2000 with expenditures that are currently estimated not to be material. If we do not achieve on a timely basis year 2000 compliance for our internal systems, our operations and business could be adversely affected.

With respect to our suppliers, we do not currently process orders, payments and other business communications electronically from computer to computer. However, if our suppliers' and ultimate customers' own systems are not yet year 2000 compliant, their disruptions could have a significant direct or indirect impact on our operations and business. The following consequences of the year 2000 problem could disrupt our business:

    . Financial institutions may not be able to process checks,accept deposits, provide records, process wire transfers, provide stock ownership and transfer records, or facilitate many other financial transactions and services.

    . Suppliers may not be able to process orders, manufacture products, deliver in accordance with production schedules, or in general provide the current level of timely products and services.

    . Voice and data communication systems used by us and our customers and suppliers might be disrupted.

    . Health care suppliers and third-party payors may be unable to process patient records, add to or modify the content of their pharmacy authorizations, accept or make payments, and handle the many other data requirements of the modern health care system. The added costs for back-up systems, for temporary or emergency fixes and the ongoing requirements to handle critical functions on a timely basis may delay our introduction of new drugs and therapeutic practices.

                                  RISK FACTORS



If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of September 30, 1999, we had an accumulated deficit of approximately $34.1 million. We expect to continue to operate at a net loss at least six months into 2001. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

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

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain U.S. Food and Drug Administration
(FDA) approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval we will be unable to market and sell our future drug products. We have several drug products in various stages of preclinical and clinical development. Aldurazyme(TM), our first drug product, is not expected to be commercially available until at least 2000. Our other drug product will not be commercially available for at least several more years. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed our management's credibility, the value of our company and our operating results may be adversely affected.

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

We believe that our enzyme drug products will be regulated by the FDA as biologics rather than drugs because they are manufactured by biological processes. Our strategy for the development of therapeutics for genetic disorders is to conduct only one clinical trial on a small number of patients, which would then be the basis for our submission of a biologics license application (BLA) to the FDA. For example, at the end of October 1998, we completed a six-month evaluation of ten patients on our first drug candidate Aldurazyme(TM). Because 12-month data will be available, the FDA has requested that we evaluate data for these patients for the 12-month period rather than the six-month period which formed the basis of our initial evaluation. In addition the FDA has also requested that we evaluate this data using other criteria that may demonstrate that the surrogate endpoints are a predictor of clinical benefit. We are currently performing this evaluation. We cannot assure you that this evaluation will support our findings with regard to the primary endpoints in the clinical trial. If this analysis does not support our findings with regard to the primary endpoints, or if the surrogate endpoints do not predict a clinical benefit, it could delay the filing of the biologics license application and could jeopardize FDA approval of Aldurazyme(TM). The FDA may request additional trials to be conducted. If we have to conduct further clinical trials, whether for Aldurazyme(TM) or other products we develop in the future, it would significantly increase our expenses and delay marketing of our product. Also, the results of initial smaller clinical trials could differ from the results obtained from subsequent more extensive long-term trials. A significant difference in the results of multiple clinical trials could cause the FDA to require still more clinical trials which would significantly delay the approval process.

The fast track designation for Aldurazyme(TM) may not actually lead to a faster review process.

Although Aldurazyme(TM) has obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures. If Aldurazyme(TM) is approved, we will be required to conduct a study after we obtain approval of Aldurazyme(TM) to demonstrate that the primary endpoints used in our single study are reasonably likely to predict clinical benefits to the patients. If this post-approval study fails to verify the clinical benefit of Aldurazyme(TM) or demonstrates that Aldurazyme(TM) is not safe or effective, our FDA approval can be withdrawn on an expedited basis. Furthermore, if adverse effects are identified after marketing, FDA approval may be rapidly revoked and we could not market the drug.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of Aldurazyme(TM), our facility has not yet been inspected by any state or federal governmental entity. We cannot guarantee that BioMarin, or any potential third- party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

We currently have a contract with Harbor-UCLA Research and Education Institute to manufacture Aldurazyme(TM) in limited quantities for use in preclinical studies and clinical trials. In order to produce initial commercial requirements for Aldurazyme(TM) in our facility we will have to prove that the product manufactured at our facility is comparable to the clinical trial product produced in the Harbor- UCLA facility. This will require laboratory testing and may require clinical trials. We must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the Aldurazyme(TM) BLA can be approved. We cannot assure you that we will pass the inspections in a timely manner, if at all.

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

We received orphan drug designation from the FDA for Aldurazyme(TM) in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102. Even if we obtain orphan drug designation, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, Aldurazyme(TM) and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using Aldurazyme(TM) is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme(TM) without reimbursement from third-party payors.

Third-party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. We cannot be certain that third-party payors will pay for the costs of our drugs and the courses of treatment. Even if we are able to obtain reimbursement from third-party payors, we cannot be certain that reimbursement rates will be enough to allow us to profit from sales of our drugs.
                                       17

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for Aldurazyme(TM). We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

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

If we are unable to protect our proprietary technologywe may not be able to compete as effectively.

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including Aldurazyme(TM) and BM102. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for excessively large fees, patents or other proprietary rights held by others, our business and prospects may be harmed.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for Aldurazyme(TM) and BM102, have been published and are in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition of matter patents, we will depend on orphan drug status.

In addition, our owned and licensed patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

    . We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

    . Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, novel or was obvious. As a Company, we have no meaningful experience with competitors interfering with our patents orpatent applications.

    . Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

    . Enforcing patents is expensive and may absorb significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.
                                       18

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

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme(TM) or our ability to commercialize Aldurazyme(TM) would be delayed.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder, to the marketing of our initial drug product, Aldurazyme(TM). Because it is our initial product, our operations are substantially dependent upon the development of Aldurazyme(TM). We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market Aldurazyme(TM). In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of the biologics license application for Aldurazyme(TM). Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 in cash upon the approval of the biologics license application for Aldurazyme(TM).

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to Aldurazyme(TM) and any related intellectual property and regulatory approvals.

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to Aldurazyme(TM) and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize Aldurazyme(TM). If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to Aldurazyme(TM) exclusively. While we could then continue to develop Aldurazyme(TM), that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would then have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to Aldurazyme(TM) exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to Aldurazyme(TM) is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the biologics license application for Aldurazyme(TM), we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to Aldurazyme(TM) exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to Aldurazyme(TM) exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to Aldurazyme(TM).

We cannot assure you that if the joint venture were terminated and if we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to Aldurazyme(TM), that we will have sufficient funds to do so or that we will be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme(TM) and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture where we retain the rights to Aldurazyme(TM) could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

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

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

    . Design, construction and qualification of manufacturing facilities that meet regulatory requirements

    .  Production yields

    .  Purity

    .  Quality control and assurance

    .  Shortages of qualified personnel

    .  Compliance with FDA regulations

We are developing a total of 43,000 square feet of space at two facilities, one in Novato and one in Torrance, for the manufacture of Aldurazyme(TM). The construction and qualification of these facilities may take longer than planned and the actual construction costs of these facilities may be higher than those which we have budgeted. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by

    . improving the colonies of cells which have a common genetic make-up, or cell lines,

    .  improving the processes licensed from others, or

    .  developing a recombinant cell line and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a foreign protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

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

We have entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing Aldurazyme(TM). We cannot guarantee that we will be able to establish sales and distribution capabilities or that BioMarin, the joint venture or any future collaborators will successfully sell any of our drug candidates.

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

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We recently entered into a joint venture with Genzyme. If we receive FDA approval to market Aldurazyme(TM), the joint venture will be required to devote additional resources to support the commercialization of Aldurazyme(TM).

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. We currently do not maintain insurance against product liability lawsuits. The joint venture with Genzyme maintains clinical liability insurance for Aldurazyme(TM) which covers clinical trials of that product, since their inception. Although we intend to obtain product liability insurance before our clinical trials of BM102 and shortly before initiating clinical trials for our other products, we cannot be certain that we will be able to obtain adequate insurance coverage. In addition, we may be subject to claims in connection with our current clinical trials for Aldurazyme(TM) for which current insurance coverage is not adequate. We cannot be certain that if Aldurazyme(TM) receives FDA approval, the product liability insurance the joint venture will need to obtain in connection with the commercial sales of Aldurazyme(TM) will be available at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

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

Some risks associated with the year 2000 problem are beyond our ability to control, including the extent to which our suppliers and service providers can address the year 2000 problem. The failure by a third party to adequately address the year 2000 issue could have an adverse effect on their operations, which could have an adverse effect on us. We are assessing the possible effects on our operations of the possible failure of our key suppliers and providers, contractors and collaborators to identify and remedy, if practical, potential year 2000 problems.

Our stock price may be volatile and your investment in our stock could suffer a decline in value.

Our valuation and the stock price in the period since the IPO have had no meaningful relationship to current or historical earnings, asset values, book value or any other criteria based on historical values. The market price of the common stock will fluctuate and may be higher or lower in the future due to factors including:

    . Progress of Aldurazyme(TM) and our other lead drug candidates through worldwide regulatory processes, especially Aldurazyme(TM) regulatory actions in the United States

    . Results of clinical trials, announcements of technological innovations or new products by us or our competitors

    . Government regulatory action affecting our drug candidates or our competitors' drug candidates in both the United States and foreign countries

    .  Developments or disputes concerning patent or proprietary rights

    . General market conditions for emerging growth and biopharmaceutical companies

    .  Economic conditions in the United States or broad

    .  Actual or anticipated fluctuations in our operating results

    . Broad market fluctuations may cause the market price of our common stock to fluctuate

    .  Changes in financial or business estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange New Market. Because we have accumulated relatively limited experience since July 23, 1999, in observing the trading of our stock on two markets, we cannot be certain what effect, if any, the dual listing will have on the future price of our stock in either market. Under different conditions in the future, listing on both exchanges may increase stock price volatility due to:

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

Our directors and officers control approximately 17.4% of the outstanding shares of our common stock. GBL owns 32.7% of the outstanding shares of capital stock. Three of six GBL directors are officers or directors of BioMarin. As a result, due to their concentration of stock ownership, directors and officers, together with GBL if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

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

Item 3.  Quantitative and Qualitative Disclosure about
Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will seek to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1999.

Investment portfolio:

          Carrying value(in $ thousands)

          Cash and cash equivalents  $32,585
          Short-term investments      39,307*
          Certificates of deposit        265
             Total                  $ 72,157

* 100% in United States agency securities.

              PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.                                  None.

Item 2.           Changes in Securities and Uses of Proceeds.

ISSUANCES OF UNREGISTERED SECURITIES

During the period covered by this report, registrant issued the following unregistered securities:

From July 1 to September 30, 1999, registrant granted options to purchase 373,500 shares of common stock to officers, directors, employees and consultants in reliance on Rule 701 promulgated under the Securities Act or in reliance on the exemption from the regulation requirements provided by Section 4(2) of the Securities Act.

During the period from July 1, to September 30, 1999, options to purchase 10,822 shares of common stock were exercised in reliance on Rule 701 promulgated under the Securities Act or in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In a private placement concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price of $13 per share (769,230 shares of common stock) in reliance on the exemption from registration requirements provided by Regulation D promulgated under the Securities Act.

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

As of November 1, 1999, the expenses incurred by registrant in connection with the issuance and distribution of the securities registered (including underwriters' discounts and commissions) were $7.3 million. No direct or indirect payments for these expenses were made to registrant's directors, officers or persons owning 10% or more of registrant's outstanding equity securities. After deducting these expenses, registrant's net proceeds from the offering were $60.0 million.

Item 3.  Defaults upon Senior Securities.                              None.

Item 4.  Submission of Matters to a Vote of Security Holders.          None.

Item 5.  Other Information.                                            None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  The following  documents are filed as part of this report

                     See Exhibit Index  attached hereto.

          (b)  Reports on Form 8K
                     No reports  were filed on Form 8-K during the three  months ended September 30, 1999.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                BIOMARIN PHARMACEUTICAL INC.


Dated: November 12, 1999                        By:  \s\ Raymond W. Anderson
----------------------------------------        ------------------------------
                                                Raymond W. Anderson
                                                Chief Financial Officer and
                                                V.P. Finance and Administration

                                  EXHIBIT INDEX

 Exhibit
 Number   Description of Document
--------  -------------------------------


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

     3.1B(1) Form of  Amended  and  Restated  Certificate  of  Incorporation  of
          BioMarin Pharmaceutical Inc., a Delaware Corporation is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 6, 1999.
     3.2 Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 6, 1999.
     4.1 Form of Amended and Restated Registration Rights Agreement, by and among the Company and the investors named therein is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
     5.1 Opinion of Wilson Sonsini Goodrich & Rosati is incorporated herein by reference to the Registration Statement on Form S-1 filed on July 21, 1999.
    10.1 Form of Indemnification Agreement for directors and officers is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.2 1997 Stock Plan, as amended on December 22, 1998, and forms of agreements thereunder is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.3 1998 Director Option Plan and forms of agreements thereunder is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.4 1998 Employee Stock Purchase Plan and forms of agreements thereunder is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.5  Amended and Restated  Founder's Stock Purchase Agreement with Dr. John
          C. Klock dated as of October 1, 1997 with exhibits is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.6 Amended and Restated Founder's Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.7  Amended and  Restated  Founder's  Stock  Purchase  Agreement  with Dr.
          Christopher M. Starr dated as of October 1, 1997 with exhibits is incorporated herein by reference to the Registration Statement on Form S- 1 filed on May 4, 1999.
    10.8 Employment Agreement with Dr. John C. Klock dated June 26, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on June 14, 1999.
    10.9 Employment Agreement with Grant W. Denison, Jr. dated June 26, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.10 Employment Agreement with Dr. Christopher M. Starr dated June 26, 1997, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.11 Employment Agreement with Raymond W. Anderson dated June 22, 1998, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.
    10.12 Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended is incorporated herein by reference to the Registration Statement on Form S-1 filed on May 4, 1999.

 Exhibit
 Number   Description of Document
--------  -------------------------------

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