Form 10-K
period 1999-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2000-03-31
CIK 1048477

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
       1934 For the fiscal year ended December 31, 1999 Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________.

                        Commission File Number: 000-26727

                          BioMarin Pharmaceutical Inc.
        (Exact name of small business issuer as specified in its charter)

   Delaware                                              68-039782
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

371 Bel Marin Keys Blvd., #210, Novato, California                94949
(Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number: (415) 884-6700


                    Securities registered pursuant to Section
                        12(b) of the Act: None Securities
                      registered under Section 12(g) of the
                                      Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to the Form 10-K or any amendment to this Form 10-K. __


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 2000 was $225,377,169. The number of shares of common stock, $0.001 par value, outstanding on February 16, 2000 was 34,951,086.


Transitional small business disclosure format (check one)
Yes__  ;  No X



The documents incorporated by reference are as follows:

(1) Proxy Statement of the Annual Meeting of Stockholders to be held on June 16, 2000 incorporated into Part III, Items 10 - 13.
(2) Registration Statements on Form S-1 (Registration No. 333-77701) filed on May 4, June 14, July 6 and July 21, 1999 incorporated into
      Part V, Item 1.

                          BIOMARIN PHARMACEUTICAL INC.

                                     Part I


                           FORWARD LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" as defined under securities laws. Many of these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Risk Factors," "Description of Business," and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Additional Factors That Might Affect Future Results," as well as those discussed elsewhere in this Form 10-K. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.


Item 1.   Description of Business

Overview


BioMarin Pharmaceutical Inc. or BioMarin or the Company is a developer of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases and conditions. In April 1999, we completed a twelve-month patient evaluation for the initial clinical trial of our lead drug product, AldurazymeTM, for the treatment of mucopolysaccharidosis-I or MPS-I, a serious genetic disorder and presented the results at the American
Society for Human Genetics in October 1999. We are currently collecting data during an additional twelve-month follow-up period for the initial clinical trial. In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of AldurazymeTM. AldurazymeTM has received fast track designation for the treatment of the more severe forms of MPS-I. The U.S. Food and Drug Administration or FDA has granted AldurazymeTM an orphan drug designation giving us exclusive rights to market AldurazymeTM to treat MPS-I for seven years from the date of FDA approval if AldurazymeTM is the first enzyme ((alpha)-L-iduronidase) to be approved by the FDA for the treatment of MPS-I.

MPS-I is a life-threatening genetic disorder caused by the lack of a sufficient quantity of the enzyme (alpha)-L-iduronidase, which affects about 3,400 patients in developed countries, including approximately 1,000 in the United States and Canada. Patients with MPS-I have multiple debilitating symptoms resulting from the buildup of carbohydrate residues in all tissues in the body. These symptoms include delayed physical and mental growth, enlarged livers and spleens, skeletal and joint deformities, airway obstruction, heart disease, reduced endurance and pulmonary function, and impaired hearing and vision. Most children with MPS-I will die from complications associated with the disease before adulthood.

AldurazymeTM is a specific form of recombinant human (alpha)-L-iduronidase that replaces a genetic deficiency of (alpha)-L-iduronidase in MPS-I patients. The initial clinical trial treated ten patients with MPS-I at five medical centers in the United States. Based on data collected during the initial twelve-month evaluation period, AldurazymeTM met the primary endpoints set forth in the investigational new drug application. In addition, AldurazymeTM demonstrated efficacy according to various secondary endpoints in each of the patients. In collaboration with Genzyme, we intend to initiate a Phase III Confirmatory Clinical Trial of AldurazymeTM in mid-year 2000 and to complete the filing of a biologics license application or BLA with the FDA in mid-year 2001.


Carbohydrate-active Enzyme Therapeutics

Carbohydrates are a fundamental class of biological molecules that play diverse and critical roles in maintaining the health and functional integrity of all cells and tissues. Enzymes are proteins that act as catalysts for many vital biological reactions. Enzymes that act on carbohydrates, called carbohydrate-active enzymes, cleave, construct or otherwise modify carbohydrates to regulate their production, maintenance and degradation. These carbohydrate-active enzymes are critical to a wide range of functions within the body, including cell proliferation, digestion, blood clotting, immune response, wound healing, conception and control of infection and inflammation. The body, when functioning normally, produces appropriate quantities of carbohydrate-active enzymes to perform these functions. Carbohydrate-active enzymes have the potential to play an important therapeutic role in certain diseases or disorders by either replacing deficient enzymes or supplementing the enzymes that are naturally present in the body.

Role of Carbohydrate-active Enzymes in Genetic Diseases

We believe that there are more than 70 genetic diseases that are known to be caused by the deficiency of a single enzyme. In these genetic diseases the body fails to produce sufficient or functional quantities of certain enzymes. Most of these genetic diseases are rare, affecting only a few hundred to a few thousand people in the United States. Examples of genetic diseases include Gaucher disease, hemophilia and MPS disorders. Since there is not extensive literature regarding these rare genetic diseases we hired a consultant, the Frankel Group, to conduct research regarding this potential market. The figures cited in the following paragraph were developed by the Frankel Group.

Currently, only eight genetic diseases have effective treatments, and five of these eight are treated through enzyme replacement. Historically, enzyme replacement therapy has been limited by the inability of manufacturers to produce the correct form of enzymes in sufficient quantities. Manufacture of sufficient quantities to support a therapeutic program has now become possible with advancements in recombinant DNA production methods. In these cases, recombinant production methods apply human DNA to host mammalian cells to produce human enzymes the cells would not naturally produce. In 1998, the worldwide sales of pharmaceuticals used to treat genetic diseases by enzyme replacement were approximately $2.7 billion.


Genzyme's treatment for Gaucher disease is an example of a treatment using enzyme replacement therapy. Gaucher disease, which afflicts approximately 5,000 people in the developed world, is caused by a deficiency in the enzyme glucocerebrosidase. In April 1991, following a single clinical trial involving 13 patients, Genzyme's treatment for Gaucher disease was approved for marketing by the FDA. Approximately 2,500 patients worldwide are using Genzyme's treatment for Gaucher disease. Sales of Genzyme's treatments for Gaucher disease, Cerezyme(R) enzyme and Ceredase(R) enzyme, generated total revenue of approximately $479 million in 1999.


Other Therapeutic Roles for Carbohydrate-active Enzymes

Carbohydrate-active enzymes can also treat conditions other than those caused by genetic diseases, such as burn debridement and systemic fungal infections. Supplementing the amount of enzymes naturally present in a patient's body or adding a new enzyme can enable or enhance the body's ability to respond to certain conditions and accelerate the healing process. For example, using a topical enzymatic formulation to supplement naturally occurring enzymes may speed skin grafting for severe burns by removing dead or damaged tissue. Adding or increasing the concentration of an enzyme that selectively targets and kills microbes may help the body fight infection.


Business Strategy

Our business strategy is to develop therapeutic products to treat a variety of diseases and conditions involving carbohydrates. We use our proprietary carbohydrate-active enzyme technology to develop these products. The principal elements of this strategy are:

         o Focus on Drug Candidates with Known Biology and Low Technical Risk. We identify potential products that treat serious diseases or conditions where the biological role of carbohydrate-active enzymes is well understood and the method of treatment is straightforward. As part of this strategy, we are initially focusing on treating genetic diseases such as MPS-I and MPS-VI, which are caused by the deficiency of a single enzyme.

         o Select Products that We Believe May Be Developed Relatively Quickly. We are initially developing therapeutic products for serious diseases or conditions that we believe will require relatively limited time and capital to conduct preclinical studies and small numbers of patients for clinical trials. Because many of our potential drug products are intended for serious or life-threatening conditions and may address unmet medical needs for these conditions, we believe that they will qualify for fast track designation by the FDA. In September 1998, we received from the FDA fast track designation for AldurazymeTM for the treatment of Hurler and Hurler-Scheie syndromes, which are the more severe syndromes within MPS-I.

         o Pursue Well-defined, Niche Markets. We develop potential drug products to treat small patient populations for diseases for which there are currently no effective therapies. Often these markets are for life threatening diseases which offer the potential for a clear reimbursement rationale and life extension. We believe that such products will be reimbursed at favorable rates. We believe we will receive orphan drug designation from the FDA for many of our products, providing us with market exclusivity for our drug formulation for seven years if we are first to gain product approval to treat the specific disease.

         o Develop Direct Sales and Marketing Organization for Select Markets. We will be able to directly market some of our potential drug products because the conditions they treat have small patient populations, for which the treatments are often concentrated in specialized institutions, and because of the existence of patient support groups for many of our initial disease targets. We may develop a small sales and marketing organization to target markets where we believe we can effectively reach the targeted patient and physician groups. Alternatively, we may pursue strategic collaborations with biopharmaceutical or other companies to develop products targeted at markets with larger patient populations.

         o    Enhance  Enzymatic   Expertise  through  Glyko,  Inc.  Our
              wholly-owned subsidiary, Glyko, Inc. contributes its technical knowledge and expertise in cloning enzymes to our technology base. Glyko, Inc. provides access to cloning assets, including cell lines, which are colonies of cells with a common genetic make-up. In addition, Glyko, Inc.'s research and development in glycobiology, the study of carbohydrates in living organisms, provides us with a strategic opportunity to keep current with new developments and opportunities in that field.

Products Under Development

Mucopolysaccharidosis Disorders

MPS disorders are a group of seriously debilitating genetic disorders characterized by the accumulation in the body of mucopolysaccharides, which are also known as glycosaminoglycans or GAGs. GAGs are complex carbohydrates synthesized by all cells in the body. At least ten enzymes are required for the complete breakdown of GAGs. The normal breakdown of GAGs is incomplete or blocked if any one of these enzymes is not present in sufficient quantity.

Ten possible single enzyme deficiencies cause ten distinct disorders. Patients with MPS are usually diagnosed by six to 24 months of age. MPS disorders are progressive diseases that frequently lead to early death. During the course of the disease, the build-up of GAGs in all cells of the body results in one or more of the following symptoms:

         o     Inhibited growth

         o     Delayed mental or physical development

         o     Enlarged liver and spleen

         o     Skeletal deformities

         o     Coarse facial features

         o     Upper airway obstruction and reduced pulmonary function

         o     Joint deformities and reduced range of motion

         o     Heart disease

         o     Impaired vision and hearing

         o     Sleep disorders

         o     Malaise and reduced endurance


MPS-I. MPS-I is a genetic disorder caused by the deficiency of the enzyme (alpha)-L-iduronidase. About 3,400 patients in developed countries have MPS-I, including about 1,000 in the United States and Canada. If untreated, almost all children diagnosed with the more severe forms of MPS-I will die before reaching adulthood. Patients with milder forms of MPS-I still exhibit many of the symptoms described above. Currently, the only available treatment for MPS-I is a bone marrow transplant. However, few patients find an appropriate bone marrow donor. Of the patients that find appropriate donors, many choose not to receive the therapy because of its serious side effects.

AldurazymeTM. We are developing a specific form of recombinant, human (alpha)-L-iduronidase, designated AldurazymeTM, for the treatment of MPS-I. AldurazymeTM treats MPS-I by replacing a deficiency in (alpha)-L-iduronidase. In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of AldurazymeTM. Until now, enzyme replacement therapy for MPS-I has been impractical because no one has been able to manufacture adequate supplies of (alpha) -L-iduronidase with the proper structure and purity. The proper structure is essential to ensure a therapeutic effect at relatively low doses. Using production and purification processes licensed by us and subsequently improved, we are able to produce sufficient quantities of AldurazymeTM with the proper structure and purity.

In 1994, preclinical studies of AldurazymeTM were conducted using dogs with canine MPS-I. Dogs with canine MPS-I have symptoms similar to those exhibited by humans with MPS-I. AldurazymeTM diminished canine MPS-I symptoms in the dogs. Stored carbohydrate material was cleared from the dogs' major organs. This scientific research, which we have licensed, was performed at Harbor-UCLA Research and Education Institute.

In April 1999, we completed a twelve-month evaluation period for our initial clinical trial of AldurazymeTM. Initiated in December 1997, this clinical trial treated ten patients with MPS-I at five medical centers in the United States. We are treating and monitoring these patients for an additional 12-month follow-up period. Patients were treated with a slow intravenous infusion of AldurazymeTM once a week at a dose of 125,000 units per kilogram of patient weight.

The primary endpoints set forth in the investigational new drug application for AldurazymeTM were a reduction in liver or spleen size and a reduction in urinary GAG levels. Eight of the ten patients achieved the primary endpoint goal of a 20% reduction of liver size within the six-month evaluation period. Of the two patients who did not achieve the targeted liver reduction, one patient achieved a liver size in the normal range and the second patient, who had hepatitis at the end of the six-month period, achieved the 20% reduction after the six-month period. Five of the ten patients achieved a 20% reduction in spleen size. All of the ten patients achieved the primary endpoint goal of at least a 50% reduction in urinary GAG levels.

Each patient with MPS-I presents us with a different mix of clinical symptoms. We tested each patient at intervals throughout the six-month evaluation period measuring a variety of secondary endpoints to determine whether the primary endpoints are reasonably likely to predict clinical benefit. The secondary endpoints we used included joint disease, eye disease and cardiac function. Additional measures of efficacy included sleep apnea and airway evaluations, endurance and fatigue, and evaluations of bone. Except for the evaluations of the patient's bones, where no improvement was expected due to the short duration of the trial, most patients who exhibited physical symptoms of the disease achieved improvement in those symptoms during the course of the evaluation period for the secondary endpoints and additional clinical measures of efficacy.

During the twelve-month evaluation period, four of the ten patients experienced immune responses specific to the enzyme. No long term effects of these immune responses have been observed at this time. A few patients experienced side effects, primarily hives in five patients, which probably were related to AldurazymeTM. The hives became recurrent with each infusion in four patients but eventually decreased and resolved with increased pre-medication. No patients had life-threatening allergic reactions. Of the events that probably were related to AldurazymeTM, the symptoms occurred during the infusions only, were manageable with medications, and did not impact the health or well-being of the patient outside the administration setting. Neither clinical nor laboratory evaluations showed any harmful effect of AldurazymeTM therapy.

In collaboration with our joint venture partner, Genzyme, we plan to initiate a Phase III confirmatory clinical trial in mid-year 2000 and we intend to complete the filing of our biologics license application by mid-year 2001.

The joint venture plans to continue assessment of the efficacy of treatment with AldurazymeTM in its confirmatory trial. The parameters for this clinical study are expected to include:

        o     A 6-minute walk test (a test of endurance)

        o Pulmonary function (Force Vital Capacity (FVC-1), a measure of lung capacity)


Secondary parameters will include:

        o     Joint range of motion

        o     Functional ability assessment questionnaire

        o     Hepatomegaly (enlargement of the liver)


Tertiary parameters will include:

         o     Urinary GAGs

         o     Patient's quality of life

         o     Growth velocity

         o     Visual acuity

         o     Electrocardiogram and echocardiogram  (cardiac function)

         o     Sleep study

         o     Pulmonary function testing

         o     Investigator global assessment

         o     Parents' quality of life

We received orphan drug designation for AldurazymeTM from the FDA. This orphan drug designation gives us exclusive rights to market a product using (alpha)-L-iduronidase to treat MPS-I in the United States for seven years if we receive FDA approval of AldurazymeTM before any other company receives approval of (alpha)-L-iduronidase to treat MPS-I. In addition, we received notice from the FDA that AldurazymeTM for the treatment of Hurler and Hurler-Scheie syndromes, which are the two more severe MPS-I disorders, received fast track designation. Drugs that show a potential to address an unmet medical need for a serious or life threatening disease may be eligible to receive fast track designation. Fast track designation does not guarantee a faster approval. The FDA may still require additional studies or data regarding AldurazymeTM which may delay approval and subsequent commercial sales. See "Risk Factors--If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products--If our joint venture with Genzyme were terminated, our ability to commercialize AldurazymeTM would be delayed."

At the request of the FDA, the joint venture intends to conduct a clinical trial to investigate the effect of AldurazymeTM on the prevention or stabilization of the progressive mental dysfunction experienced by patients with Hurler Syndrome, the most severe form of MPS-I. The trial, which will enroll up to 20 patients and will last two years, is expected to begin in mid-year 2001. This Hurler trial for mental dysfunction is independent of the two clinical trials intended to support the biologics license application submission for AldurazymeTM.

MPS-VI. MPS-VI, also known as Maroteaux-Lamy syndrome, is a genetic disorder caused by a deficiency of the enzyme N-acetylgalactosamine 4-sulfatase (also known as arylsulfatase B), which is designated BM102. Estimates from frequency studies estimate that there are approximately 1,100 patients suffering with MPS-VI in the developed world and 340 in the United States and Canada. Patients with MPS-VI have symptoms similar to those for MPS-I. However, MPS-VI patients do not have impairment of mental function. If untreated, the average life span of MPS-VI patients is estimated to be between ten years in the severe form to over 30 years in the mild form. MPS-VI has been treated by bone marrow transplants. However, few patients find an appropriate bone marrow donor. Of the patients who find an appropriate donor, many choose not to receive a bone marrow transplant because of its serious side effects.

BM102.  We  are  developing  BM102,  recombinant,   human  N-acetylgalactosamine
4-sulfatase, for the treatment of MPS-VI. We believe that BM102 may treat MPS-VI by replacing a deficiency in the enzyme N-acetylgalactosamine 4-sulfatase.

During 1994 through 1999, preclinical studies of BM102 were conducted on cats with naturally occurring feline MPS-VI. Cats with MPS-VI have physiological characteristics and clinical symptoms similar to those exhibited by humans with MPS-VI. We are conducting additional studies in cats using alternative dosing regimens to better determine the likely dosing regimen in humans. We believe that preclinical studies conducted on over 40 afflicted cats treated with recombinant enzyme will provide a sufficient basis to support an investigational new drug application for BM102. We must receive approval of our investigational new drug application before beginning clinical trials.

In August 1998, we licensed rights to use data on feline MPS-VI and a cell line for BM102 from Women's and Children's Hospital in Adelaide, Australia. We are developing improved production and purification processes for BM102, first in clinical and then in commercial processes. We received in February 1999 an orphan drug designation for BM102 to treat MPS-VI. We intend to file an investigational new drug application and initiate a clinical trial for the use of BM102 to treat MPS-VI in mid-year 2000. . The FDA may require additional preclinical testing, clinical trials or additional patients or trial duration before approving BM102 if it is ever approved.


Enzyme Replacement Therapy in Other Genetic Diseases

We intend to develop additional enzyme replacement therapies for other genetic diseases. We have identified genetic diseases that we believe will respond well to enzyme replacement therapy. We are developing enzyme replacement therapies that we believe qualify for orphan drug designation. We are in the process of cloning and producing enzymes for additional potential genetic diseases. Due to the small patient populations for these other genetic diseases and the known biologic mechanism of proposed enzyme replacement therapies, we believe that the size and scope of our human clinical trials for future genetic diseases may be similar in size and scope to those for MPS-I.

Other Diseases And Conditions

Burns

In 1997, approximately 65,000 patients in the United States were admitted to hospitals with burns. Approximately 20% of these patients had very severe burns that destroyed all layers of the skin, referred to as full-thickness or third-degree burns. Full-thickness burns require major skin grafts. This typically requires admission to one of approximately 150 major burn centers in the United States. Full-thickness burns are treated by removing unhealthy and dead tissue, a process called debridement, to prevent infection and to prepare the burned site for skin grafting or other therapy. Currently, full-thickness burns are debrided by multiple surgical procedures that are complicated by loss of blood, loss of healthy tissue, continued trauma and pain and scarring. In many instances, surgery must be delayed in severely compromised patients. Additionally, certain parts of the body, such as the hands and face, are difficult to treat by this method.

A limited number of topical debridement products are available as an alternative to surgery. Topical enzymatic products, however, have not been widely accepted by physicians because they are ineffective and often cause the patient pain and cause the patient to bleed.


A significant part of human skin is made up of carbohydrates and proteins. We believe that there is an opportunity for more selective enzyme debridement products that have greater specificity at digesting carbohydrates or proteins in dead tissue. We currently have one product under preclinical development for the treatment of full-thickness burns. We intend to file an investigational new drug application and initiate a clinical trial for this product in mid-year 2000.

Based on discussions with general wound specialists, we believe that if the products successfully debride full-thickness burns, they will effectively debride other types of wounds as well.

BM201. BM201 is a carbohydrate-specific enzyme therapeutic which we developed in mice in a model developed at the University of California at San Diego, or UCSD. BM201 accelerated the rate of debridement of burn wounds without signs of topical or systemic toxicity. In addition, BM201 significantly reduced the total time in which grafts were successfully made and wounds closed when compared to phosphate buffered saline, which was used as a control, and to selected topical enzymatic products. The total time required for the debridement using BM 201 and graft take was significantly less than the total time for debridement using standard surgical debridement techniques. This product failed to debride pig burns at Vanderbilt. We are not currently planning any more burn injury-related studies with this product.

BM202. BM202 is an enzyme that acts on proteins discovered by W.R. Grace & Co. Upon review of the data from preclinical studies that were conducted by W.R. Grace, we obtained a three-year option in May of 1998 to obtain an exclusive license to BM202. In preclinical studies supported by W.R. Grace, BM202 was shown to safely debride full-thickness burns in pigs, and accelerate wound healing in less severe lesions. In studies sponsored by us and conducted at UCSD, BM202 debrided wounds and allowed graft acceptance in mice with full-thickness burns. BM202 is now being assessed for its compatibility to allow for graft acceptance in a pig burn model.

Anti-fungal Enzymes

We are developing two naturally occurring enzymes to combat infection by Aspergillus spp. Aspergillus is one of the most common fungi in the environment. Although aspergillus is not usually harmful to people with healthy immune systems, it can pose a life-threatening risk to those with compromised immune systems, such as cancer patients undergoing chemotherapy, organ and bone marrow transplant recipients and people with late-stage AIDS. Aspergillosis, a fungal infection caused by aspergillus, begins as an upper airway infection and can become a systemic fungal infection in immuno-compromised patients. It is difficult to diagnose, currently has no adequate treatment and often proves fatal.


We believe that an effective drug for systemic aspergillosis may be used as a preventative measure for immuno-compromised patients. In the year 2000 experts estimate that over 85,000 patients in the United States may be at risk for contracting systemic aspergillosis. We believe that a carbohydrate-active enzyme that breaks down the carbohydrates in the cell walls of aspergillus will kill the fungi and treat the infection.


BM301 and BM302. We have conducted preclinical research on the use of BM301 and BM302, recombinant forms of two naturally occurring enzymes, to treat aspergillosis. BioMarin-sponsored preclinical studies on mice conducted at Boston University Medical Center or BU demonstrated that BM301 and BM302 effectively treated aspergillosis. Approximately 20% of the mice treated with BM301 or BM302 died. For comparison, all of the untreated, infected mice died. Additional studies at BU suggested that there was toxicity associated with the most highly purified forms of both enzymes, but we don't know the basis for this. Our studies are now focused on establishing that the products are safe and defining the upper limit of dosing in animals that provides therapeutic benefit. We intend to apply for FDA orphan drug designation for these anti-fungal enzymes.

Other Research and Development


We are also focusing a portion of our research and development on carbohydrate-active enzymes that we believe can treat certain inflammatory conditions. We have initiated a research program to develop a carbohydrate-active enzyme to treat psoriasis, an inflammatory skin condition and have identified and produced sufficient amounts of a candidate enzyme to conduct preclinical studies. We initiated these studies in the third quarter of 1998 at Brigham and Women's Hospital in Boston. We have since expanded our preclinical studies to include other inflammatory conditions.

Carbohydrate Analysis, Products and Services

Glyko, Inc., our wholly-owned subsidiary, sells carbohydrate analysis products and services. These products and services provide sophisticated carbohydrate analysis to research institutions and commercial laboratories. Commercial laboratories use carbohydrate analysis to determine carbohydrate structure, sequence and quantity. Glyko, Inc.'s key technology, Fluorphore Assisted Carbohydrate Electrophoresis, also known as FACE(R), is a rapid and relatively inexpensive method of analyzing complex carbohydrates. In a typical application, FACE(R) will rapidly process a sample of unknown composition. It will then identify the carbohydrate structures present, quantify their abundance and prepare a detailed report.

Glyko, Inc.'s primary product is the FACE(R) Imaging System, an electrophoretic system that includes an imager and software designed to separate, identify and quantify carbohydrates. Glyko, Inc. also sells the consumable products required for the system's operation, including four specialized gels, 13 types of kits and the consumable reagents necessary for carbohydrate analysis.

In addition, Glyko, Inc. provides:

        o Reagents used in carbohydrate chemistry, including carbohydrate-active enzymes

        o Custom analytical services for profiling and sequencing complex carbohydrates

        o     Research services on carbohydrate related problems

        o Diagnostic methods and services for lysosomal storage diseases, diseases in which residues build up in lysosomes because of deficiencies in enzymes.

Glyko, Inc. also markets the only urinary screening test cleared by the FDA for lysosomal storage diseases. Glyko, Inc. also provides a lysosomal storage diseases screening service using its test and related diagnostic technology. Glyko, Inc.'s diagnostics line includes software for the automated diagnosis of oligosaccharidoses, a subclass of lysosomal storage diseases. Glyko, Inc. is developing similar software for MPS disorders. Glyko, Inc. is expanding its ability to measure GAGs in urine. In addition to MPS-I, elevated or reduced levels of GAGs in urine may serve as early, non-invasive indicators for a number of diseases, including osteoporosis, degenerative joint diseases, kidney diseases as well as lysosomal storage diseases. In addition, Glyko, Inc.
provides analysis of plasma heparin, a type of GAG, and is developing an automated analyzer for heparin in whole blood. The direct analysis of heparin concentration in blood or plasma allows for close monitoring of patients on heparin-based anti-coagulation therapy. Over-or under-dosing of heparin can result in serious adverse side effects.

Glyko, Inc. purchased the reagent business of Oxford GlycoSciences May of 1999. This business adds a product line of chromatography equipment and disposables as well as additional reagents and enzymes to the current technology offered by Glyko, Inc.

Corporate Collaborations

Joint Venture with Genzyme Corporation

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of AldurazymeTM for the treatment of MPS-I. Our lead responsibilities within the joint venture include:


         o Conducting certain clinical trials including the initial clinical trial, a Hurler syndrome trial and potentially a compassionate use trial intended to provide enzyme replacement therapy for those in dire need

        o     Obtaining the necessary U.S. regulatory approvals

        o Manufacturing bulk AldurazymeTM for clinical and commercial purposes

Genzyme has lead responsibility for:

        o     Conducting the Phase III confirmatory clinical trial

        o     Obtaining the necessary international regulatory approvals

        o     Providing pricing and reimbursement requirements

        o     Providing overall sales and marketing

        o Providing fill and finish manufacturing services and physical distribution of the final product

Under the agreement, BioMarin and Genzyme are each required to make capital contributions to the joint venture equal to 50% of the direct costs and expenses associated with the development and commercialization of Aldurazyme TM. BioMarin and Genzyme will share equally in any profits generated from sales of Aldurazyme TM. Genzyme purchased $8.0 million of our common stock in a private placement in September 1998 and purchased an additional $10.0 million of our common stock at the initial public offering (IPO) price in a private placement concurrent with the IPO. Genzyme has also committed to pay us $12.1 million in cash upon approval of the BLA for Aldurazyme TM. We have sub-licensed to the joint venture certain of our intellectual property rights related to Aldurazyme TM.

If either party fails to fund its 50% share of costs and expenses, then the other party may buy out the party that breaches on the terms described below, otherwise, the profit sharing interests and the future funding obligations of the parties will be adjusted to correspond to the cumulative amount of capital contributions made by each party. From the start of the joint venture through December 31, 1999, Genzyme and BioMarin have each contributed approximately $8.3 million to the joint venture.

The collaboration agreement is the document, which contains the rights and responsibilities of each of Genzyme and us in the joint venture. Upon termination of the collaboration agreement, one party must buy out the other party's interest in the joint venture, as described below. The acquiring party will then obtain all rights to AldurazymeTM and any related intellectual property and regulatory approvals, and the other party would be barred from developing and commercializing AldurazymeTM.

Upon a breach of the collaboration agreement, the non-breaching party may terminate the agreement. In this event, the terminating party will be obligated to buy out the breaching party's interest in the joint venture for 90% of its "fair value." The purchase price would be payable over four years. Under the agreement, the "fair value" of a party's interest in the joint venture is defined as the price a willing and well informed buyer, under no compulsion, would be willing to pay and that a willing and well informed seller, under no compulsion, would be willing to accept, as determined by mutual agreement between Genzyme and us. Should Genzyme and we be unable to agree, the fair value is to be determined by an investment banking firm selected by Genzyme and us. Our management currently believes that the value of the joint venture represents a majority of our value as a public company.


The collaboration agreement may be terminated without cause by either Genzyme or us upon one year's prior written notice at any time after the earlier of the approval of the biologics license application for AldurazymeTM by the FDA or December 31, 2000. If the agreement is terminated by us without a breach by Genzyme, Genzyme would have the option, exercisable for one year, to buy out our interest in the joint venture for 100% of its "fair value," as defined in the preceding paragraph. If the agreement is terminated by Genzyme without a breach by us, we would immediately have the option to buy out Genzyme's interest in the joint venture. Under the collaboration agreement, the amount we would pay to buy out Genzyme is calculated differently depending upon whether Genzyme terminated the agreement prior to or after December 31, 2000. If Genzyme terminated the agreement without a breach by us prior to December 31, 2000, we would have the right to purchase Genzyme's interest for an amount equal to the aggregate amount of Genzyme's capital contributions to the joint venture to the date of termination minus two million dollars. Since as of December 31, 1999, Genzyme had contributed approximately $8.3 million to the joint venture, this buy out amount as of December 31, 1999 would be approximately $6.3 million. If Genzyme terminated the agreement without a breach by us after December 31, 2000, we would have the right to purchase Genzyme's interest for 100% of its "fair value." In the event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to AldurazymeTM is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the agreement were terminated by us because Genzyme failed to pay us the agreed upon $12.1 million in cash upon the approval by the FDA of the biologics license application for AldurazymeTM, we would be obligated to buy out Genzyme's interest in the joint venture for an amount equal to the aggregate amount of Genzyme's capital contributions to the joint venture to that date minus two million dollars. We estimate that as of February 29, 2000, that amount would be approximately $8.7 million.

If the agreement is terminated by either party because the other declares bankruptcy and is in breach of the agreement, the terminating party would be obligated to immediately buy out the other party's interest in the joint venture for 100% of its "fair value." If the agreement is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount, set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms.

If we were required to buy out Genzyme's interest in the joint venture other than for their failure to make the $12.1 million payment, we may be required to seek additional financing to pay Genzyme. If we obtain this financing by selling our stock, existing investors would suffer a dilution of their investment. We cannot assure you that this financing, if necessary, will be available at all or at a commercially reasonable cost. We would then be unable to buy out Genzyme's interest in the joint venture and would be in breach of the agreement.

See "Additional Factors That Might Affect Future Results--If our joint venture with Genzyme were terminated, our ability to commercialize AldurazymeTM would be delayed."

Grant Agreements and Licenses

We have entered into research and development collaboration agreements with various academic and research institutions. Under these agreements, we fund research and development by these institutions. Some of the agreements also provide for the grant to us of exclusive, royalty-bearing licenses or rights of first negotiation regarding licenses to intellectual property and other subject matter developed by these institutions in the course of this research.
Typically, these agreements are terminable for cause by either party upon 90-days written notice.

In April 1997, we entered into the Grant Terms and Conditions Agreement with Harbor-UCLA. Under this agreement, we funded a two-year research program related to (alpha)-L-iduronidase and obtained an exclusive, worldwide license to certain cell lines and methods related to the production and purification of the enzyme and intellectual property and materials developed by Harbor-UCLA. This license is perpetual, subject to our obligation to pay ongoing license fees. In exchange for the license, we pay Harbor-UCLA an annual licensing fee and, separately, royalties for 10 years or for the duration of any patents based on the licensed technology, if longer. This agreement may be terminated by either party for breach upon 90 days prior written notice. In connection with Dr. Kakkis' prior employment with Harbor-UCLA, he will receive a portion of the royalties paid to Harbor-UCLA by BioMarin. Under this agreement we are required to pursue the development of enzyme therapy with due diligence acceptable to Harbor-UCLA in order to maintain the license. Our joint venture with Genzyme, which has been sublicensed the technology originally licensed to us by Harbor-UCLA, is currently using this technology in part to develop our initial enzyme replacement therapy product, AldurazymeTM. We are required to fund 50% of the costs and expenses associated with the development of AldurazymeTM.

In May 1998, we entered into an agreement with W.R. Grace regarding BM202, an enzyme that breaks down proteins, which may be used for the debridement of burns. Under this agreement, we have obtained an option to acquire from W.R. Grace an exclusive license, with the right to grant and authorize sublicenses for certain patents related to BM202. We may exercise our option at any time until May 2001 so long as we have made certain payments to W.R. Grace. Under the terms of the agreement, we would pay W.R. Grace certain milestone payments and annual licensing fees. We must pay W.R. Grace the greater of (1) annual royalties based on net annual sales of BM202, or (2) a minimum annual royalty stipulated in the agreement. If we cannot reach agreement with W.R. Grace on the additional terms and conditions of the license within six months of the exercise of our option, then we may initiate binding arbitration proceedings to establish the other terms of the license. The agreement also requires us to use our best efforts to produce material toxicology studies on BM202 between May 1, 1999, and May 1, 2000, and to begin clinical testing of products based on BM202. We will bear the cost of both toxicology studies and the clinical testing.

In August 1998, we entered into a license agreement with Women's and Children's Hospital of Adelaide, Australia under which Women's and Children's Hospital of Adelaide granted us a worldwide, exclusive, perpetual license to certain technology and products for use in enzyme replacement therapy for MPS-VI. The licensed technology includes the feline MPS-VI preclinical data and a host cell line that expresses this enzyme. We paid Women's and Children's Hospital of Adelaide an initial license fee and will continue to pay royalties based on net sales with a minimum annual royalty. The royalty rate is reduced if a product competitive with MPS-VI enters the market. The terms of the license agreement require that both parties reach agreement on the design of the MPS-VI clinical trials within a specified period. The license agreement further requires us to file an investigational new drug application with the FDA or equivalent regulatory authority in another country and to begin clinical trials within specified time periods. The term of the agreement is ten years and we have an option to renew the agreement for two one-year periods.

Manufacturing

Pharmaceutical Manufacturing. The drug candidates we are currently developing require the manufacture of recombinant enzymes. For our genetic disease programs, we eventually expect to manufacture the bulk carbohydrate-active enzymes. We believe that we will be able to manufacture sufficient quantities of our genetic disease drug products for clinical trials and commercial sales in part because relatively low doses are required for treatment and because the targeted patient populations are small. In general, we expect to contract with outside service providers for certain manufacturing services, including final product fill and finish operations and bulk enzyme production for clinical and early commercial production where the production requirements exceed our manufacturing capacity.

In the first quarter of 2000, we began production of bulk AldurazymeTM for clinical requirements including the Confirmatory Phase III clinical trial and eventually the other clinical requirements. This production is being done in the first phase of our Galli Drive (Novato California) manufacturing facility. Galli phase I is a 32,800 square foot Current Good Manufacturing Processes or cGMP production facility including support areas housing utilities, laboratories and administrative functions. We expect to support the United States commercial launch of Aldurazyme(TM) from the facility's first phase. Genzyme will package the bulk AldurazymeTM into its final dosage form at its Massachusetts facilities.

We developed an 11,000 square foot facility on Carson Street in Torrance, California, originally designed and dedicated to the production of AldurazymeTM. As a result of changes in the production process for improved purity and of FDA guidance on production process, we will not use the facility for its original purpose. We plan to suspend production operations at Carson Street for AldurazymeTM production in May 2000 after manufacture of clinical product for the continuation of our initial trial of AldurazymeTM. At the time of this report, we do not have a future use planned for this facility. We have offered transfers to the Novato facility to fill open positions to a majority of the Carson Street staff.

We have a 1,400 square foot cGMP complex of laboratory and support areas designed for clinical production of enzymes for our other genetic disease programs. This laboratory has the capability for cell culture production, purification and filling of small-scale production lots. Initially, this facility will be used to produce BM102 in sufficient quantity to support an initial clinical trial of MPS-VI.

We have also developed a 1,000 square foot bacterial fermentation and purification facility for preclinical studies for burn and anti-fungal drug candidates. We use third-party contract manufacturers to produce clinical trial material made in bacterial or fungal cells.

We are developing the manufacturing capacity to support commercial sales of AldurazymeTM and eventually BM102 and other genetic diseases enzymes. We cannot assure you that we will be able to do so in a timely manner or that this capacity will be sufficient to supply the market demand if sales exceed projections. As a company, we have no experience manufacturing AldurazymeTM or other enzymes in commercial quantity, although we have hired and are in the process of hiring additional personnel who do have experience manufacturing commercial quantities of drug products including therapeutic proteins.

Because our initial manufacturing facilities are in the process of validation, and process qualification before filing of a BLA, we have yet to be subject to governmental inspection for compliance with cGMP. We will have to register our manufacturing facilities with the FDA, the State of California and other foreign regulatory agencies. These facilities, and those of any third-party manufacturers, will be subject to periodic inspections confirming compliance with applicable law. Our facilities must be cGMP certified before we can manufacture our drugs for commercial sales. Failure to comply with these requirements could result in the shutdown of our facilities, fines or other penalties. A shutdown or fine could have a serious effect on our business financial condition and results of operations. See "Risk Factors--If we are unable to manufacture our drug products in sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenues--If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products."

Carbohydrate Analysis Products Manufacturing. Glyko, Inc. assembles its FACE(R) Imaging System and kits from standard components readily available from multiple commercial sources. A key component of the FACE(R)Imaging System is the operating and interpretative software, which Glyko, Inc. writes and tests itself. Glyko, Inc. mixes and casts its gels using proprietary and patented formulations best suited for carbohydrate applications. Glyko, Inc. also manufactures its carbohydrate-active enzymes. Glyko, Inc. believes that it has adequate manufacturing capacity to produce much larger quantities of its products than are currently required.

Sales and Marketing


Pharmaceutical Sales and Marketing. We have no experience marketing or selling pharmaceutical products. To commercially market our products once the necessary regulatory approvals are obtained, we must either develop our own sales and marketing force or enter into arrangements with third parties. We established a joint venture with Genzyme for the worldwide development and commercialization of AldurazymeTM for the treatment of MPS-I. Under the joint venture, Genzyme will be responsible for marketing, distribution, sales and insurance reimbursement of AldurazymeTM worldwide.

In the future, we may develop the capability to market and sell our drug products that are targeted at small or concentrated patient populations. We believe that these patient populations are typically well-informed and well-connected to the medical community. Often family/patient groups suffering from niche diseases are capable users of the internet to share experiences and gather information. We believe that direct marketing to these families or patients would be effective. We may also market our products through distributors or other collaborators, particularly for those products targeted at larger patient populations.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market AldurazymeTM or that the methods that provided success in Gaucher disease will provide equal success in MPS-I. In addition, either party may terminate the joint venture for any reason. If Genzyme were to terminate the joint venture, we would be required to undertake Genzyme's responsibilities ourselves. We have no experience in marketing, selling or obtaining reimbursement for pharmaceutical products. In addition, we would be required to pursue foreign regulatory approvals. As a result, termination of the joint venture by Genzyme may delay the launch of AldurazymeTM.


Sales and Marketing of Carbohydrate Analysis Products and Services. Glyko, Inc sells its products and services primarily to distributors of research products, quality control laboratories and research laboratories. Glyko, Inc. has a sales staff of three, who cover the United States, Canada and Europe. Direct sales efforts accounted for approximately 59% of Glyko, Inc.'s revenues in 1999. Glyko, Inc. has established a network of distributors to expand its coverage in the analytical products market. Glyko, Inc. hasrelationships with three major research products distributors worldwide and with one distributor for North America. These distribution agreements allow these companies to sell Glyko, Inc. manufactured products under the distributor's own name. Glyko, Inc. also has distribution agreements with third parties covering Asia, Australia, Europe and Mexico. Sales by distributors accounted for approximately 24% of Glyko, Inc.'s revenues in 1999. The remaining 17% of Glyko, Inc.'s revenues are from sales of contract services, including services sold to us, and government grants. Services provided to us accounted for approximately 5% of Glyko, Inc.'s overall revenue in 1999.


See "Risk Factors--If our joint venture with Genzyme were terminated, our ability to commercialize AldurazymeTM would be delayed--If we are unable to effectively sell and market our products, our ability to generate revenues will be diminished--If we fail to compete successfully, our revenues and operating results will be adversely affected."

Patents and Proprietary Rights

Our success depends in part on our ability to:

        o     Obtain patents

        o     Protect trade secrets

        o     Operate without infringing the proprietary rights of others

        o     Prevent others from infringing on our proprietary rights

We may obtain licenses to patents and patent applications from others.

We have eight patent applications presently pending in the United States Patent and Trademark Office. We have filed four foreign counterpart applications and expect to file a foreign counterpart to one of the other pending U.S. patent applications at the proper time.

Glyko, Inc. owns eleven issued U.S. patents. In addition, Glyko, Inc. has licensed eight U.S. patents and their foreign counterparts from AstroMed Ltd. and its successor Astroscan Ltd. on an exclusive, worldwide, perpetual and royalty-free basis. Glyko, Inc. has also licensed six U.S. patents from Glycomed Incorporated on an exclusive, worldwide, perpetual and royalty-free basis. These patents are all related to Glyko, Inc.'s products and services.

We primarily protect our proprietary information by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of our patent protections for some of our products, including AldurazymeTM and BM102, are particularly uncertain because some of the enzymes we are developing have existed in the public domain for many years. Other parties have published the structure of the enzyme, the methods for purifying or producing the enzyme and the methods of treatment or use. The publication of this information limits the scope of our patents and may prevent us from obtaining any meaningful patent protection. We cannot assure you that any patents owned by, or licensed to, us will afford protection against competitors. Nor can we assure you that any patent applications will result in patents being issued.

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict whether the intellectual property laws of foreign countries will be enforceable. We cannot assure you that any of our patents or patent applications, if issued, will not be challenged, invalidated or designed around. Nor can we assure you that the patents will provide proprietary protection or competitive advantages to us. Furthermore, we cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. We cannot assure you that our technologies do not and will not infringe the patents or violate other proprietary rights of third parties. In the event any of our technologies are found to infringe or violate the intellectual property rights of others, we and our corporate partners may be prevented from pursuing research, development or commercialization of our products.

There has been extensive litigation regarding patents and other intellectual property rights in the biotechnology and pharmaceutical industries. The defense and prosecution of intellectual property suits and related legal and administrative proceedings in the United States and abroad involve complex legal and factual questions. These proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to enforce patents issued to or licensed by us, to protect trade secrets or know-how owned or licensed by us and to determine the enforceability, scope and validity of the proprietary rights of others.

We will incur substantial expense and be forced to divert significant effort and resources of our technical and management personnel in the event we must prosecute or defend any litigation or other administrative proceeding. If an adverse determination were made, we could incur significant liabilities to third parties or be required to seek licenses which may not be available from third parties or may be prevented from selling our products in certain markets, if at all. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot assure you that the necessary licenses would be available to us on satisfactory terms, if at all.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with our employees. We cannot assure you that these confidentiality or proprietary information agreements will meaningfully protect our technology or provide us with adequate remedies in the event of unauthorized use or disclosure of this information. Nor can we assure you that the parties to these agreements will not breach these agreements or that our trade secrets will not otherwise become known to or be independently developed by competitors. See "Risk Factors--If we are unable to protect our proprietary technology we may not be able to compete as effectively--If we fail to compete successfully, our revenues and operating results will be adversely affected."

Government Regulation

Our pharmaceutical products are subject to extensive government regulation in the United States. If we distribute our products abroad, these products will also be subject to extensive foreign government regulation. In the United
States, pharmaceutical and biological products are regulated by the FDA. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of our products. Currently, we believe that AldurazymeTM and other enzyme drug products that we may develop will be regulated by the FDA as biologics rather than as drugs because they are manufactured by biological processes.

The FDA approval process for a biologic includes:

        o    Preclinical studies

        o Submission of an investigational new drug application for clinical trials

        o Adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product

        o    Submission of a biologics license application

        o    Review of the biologics license application

        o Inspection of the facilities used in the manufacturing of the biologic to assess compliance with the Current Good Manufacturing Processes, or cGMP regulations

The biologics license application includes comprehensive, complete descriptions of the pre-clinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug which enable the FDA to determine the drug's safety and efficacy. A biologics license application must be filed and then approved by the FDA before a biologic can be marketed commercially.

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any approval will ever be granted.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the investigational new drug application. Clinical trials may begin 30 days after the investigational new drug application is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the investigational new drug application sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an investigational new drug application will result in authorization to commence clinical trials. Nor can we assure you that if clinical trials are approved, that data will result in marketing approval.

Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Furthermore, each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in three sequential phases, Phases I, II and III, with Phase IV studies conducted after approval and generally required for fast track designated drugs. These phases may overlap. In Phase I clinical trials, the drug is usually tested on healthy volunteers to determine:

         o     Safety

         o     Any adverse effects

         o     Dosage tolerance

         o     Absorption

         o     Metabolism

         o     Distribution

         o     Excretion

         o     Other drug effects

In Phase II clinical trials, the drug is usually tested on a limited number of afflicted patients to:

        o Evaluate the efficacy of the drug for specific, targeted indications

        o     Determine dosage tolerance and optimal dosage

        o     Identify possible adverse effects and safety risks

In Phase III clinical trials, the drug is usually tested on a larger number of afflicted patients, an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. In addition, FDA approval may be conditioned and limit the indicated uses for our products.

Phase IV clinical trials are defined as studies performed after a drug has received FDA approval. These additional studies are conducted to gain experience from the treatment of afflicted patients in the intended therapeutic indication and are required if a drug is approved based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition, often by biochemical or other tests, that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase IV clinical trials could result in expedited withdrawal of approval for products approved under fast track designation.

We will also be subject to a variety of foreign regulations governing clinical trials, manufacture and sales of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.

Food and Drug Administration Modernization Act of 1997. The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. The fast track provisions essentially codify the FDA's accelerated approval regulations for drugs and biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA designate the drug or biologic as a fast track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request.

Approval of a license application for a fast track product can be based on an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a license application for a fast track product based on a surrogate endpoint may be subject to:

        o Post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint

        o     Prior review of all promotional materials

If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of a license application for a fast track product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing a license application, does not begin until the complete application is submitted.

In September 1998, the FDA designated AldurazymeTM a fast track product for the more severe forms of MPS-I. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of AldurazymeTM or any of our other potential products.

Orphan Drug Designation. In September 1997, AldurazymeTM received orphan drug designation from the FDA. In February 1999, BM102 received orphan drug designation from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition. A rare disease or condition is one which generally affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a biologics license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation does not shorten the FDA regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the FDA regulatory review and approval process. If an orphan drug later receives FDA approval for the indication for which it has designation, the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Although obtaining FDA approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain that we will be the first to obtain FDA approval for any drug for which we obtain orphan drug designation. Nor can we be certain that orphan drug designation will result in any commercial advantage or reduce competition. Nor can we be certain that the limited exceptions to this exclusivity will not be invoked by the FDA.

Regulation of Glyko, Inc.'s Diagnostic Tests as Medical Devices. Our subsidiary, Glyko, Inc., develops diagnostic tests that screen for diseases such as lysosomal storage diseases. The FDA regulates these tests as medical devices. The FDA requires companies that desire to market new medical devices to obtain either 510(k) clearance or approval of a Pre-market Approval Application, or PMA, before they are sold. Regulation under a PMA can be significantly more costly and time consuming than clearance under a 510(k) notification. Glyko, Inc. has received 510(k) clearance from the FDA for a urinary carbohydrate analysis test and is developing other diagnostic tests, which we believe qualify for 510(k) clearance.

Glyko, Inc.'s diagnostic tests may be regulated as medical devices by the FDA as Class I, Class II or Class III devices. The degree of regulation, as well as the cost and time required to obtain regulatory approvals or clearances, generally increases from Class I to Class III. Most diagnostic tests are regulated as Class I or Class II devices. Glyko, Inc.'s diagnostic test for urinary carbohydrate analysis has been classified as a Class I device. Under the Food and Drug Administration Modernization Act of 1997, most Class I devices are exempt from the 510(k) clearance requirement. Based on the advice of our regulatory consultants and the experience with our first test, we expect that all of our currently planned diagnostic tests will require a 510(k) notification and clearance process.

A 510(k) notification is sufficient for a device that is "substantially equivalent" to a legally marketed Class I or Class II device, or a Class III "predicate" device for which the FDA has not yet required submission of PMAs. Following submission of a 510(k) notification, a company may not market the device for clinical use until the FDA finds that product is substantially equivalent to a legally marketed predicate device. It generally takes four to 12 months from the date of submission of a 510(k) to obtain the FDA's determination, but it may take longer. The FDA may determine that the device is not substantially equivalent and require submission and approval of a PMA. Alternatively, the FDA may require further information before making a determination regarding substantial equivalence. The FDA requires a new 510(k) submission and a separate FDA determination of substantial equivalence for any devices cleared through the 510(k) process that have had modifications or enhancements that could significantly affect their safety or effectiveness, or that change their intended use.

If a device does not qualify for the 510(k) premarket notification procedure, a company must file a PMA application. The PMA review and approval process can be expensive, uncertain and lengthy. A PMA application must be supported by extensive data, including laboratory and clinical trial data establishing the safety and effectiveness of the device, as well as extensive manufacturing information. After a preliminary review, the FDA makes an initial determination about whether a PMA application is sufficiently complete to permit a substantive review. If the FDA finds the PMA application sufficiently complete, the FDA accepts the application for filing. Once the PMA application is accepted for filing, the FDA begins a more in-depth review, which likely includes review by a scientific advisory panel. During the PMA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure compliance with the applicable Quality System Regulation or QSR requirements. The FDA may determine that additional clinical data is necessary or request other information, which may delay the regulatory review process.

Modifications to a device that is the subject of an approved PMA, its labeling, manufacturing or clinical use may require approval by the FDA of PMA supplements or new PMAs. PMA supplements often require submission of the same type of information required for the initial PMA except that the supplement generally is limited to that data needed to support the proposed changes. Regulatory approval, if granted, may limit the uses for which the device may be marketed. Approvals, once granted, may be withdrawn if problems occur after initial marketing.

Sales of medical devices outside of the United States are subject to regulatory requirements that vary from country to country. The time required to obtain international regulatory clearance or approval for international sales may be longer or shorter than that required for FDA clearance approval. The requirements may differ as well. We cannot assure you that we will be able to obtain the required regulatory approval in a timely manner, if at all.

Regulation of Glyko, Inc.'s Manufacturing. Glyko, Inc. is required to comply with the FDA's quality system regulation requirements when manufacturing its diagnostic tests. The quality system regulation requirements incorporate the FDA's former current Good Manufacturing Processes into medical devices regulations. Quality system regulation requirements address the design, controls, methods, facilities and quality assurance controls used in manufacturing, packing, storing and installing medical devices. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. A failure by us to comply with quality system regulation requirements or other requirements could have a serious impact on our business and services.

Regulation of Clinical Laboratories. Laboratories using Glyko, Inc.'s diagnostic tests for clinical use in the United States are regulated under Clinical Laboratory Improvement Amendments of 1998, or CLIA. CLIA establishes requirements for laboratories and laboratory personnel governing:

         o     Administration of laboratories

         o     Participation and proficiency testing

         o     Patient test management

         o     Quality control

         o     Personnel

         o     Quality assurance

         o     Inspection

The complexity of the tests being performed by the laboratory will determine which CLIA requirements apply. Under CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certificate of accreditation from the Health Care Financing Administration. A laboratory using our diagnostic tests is required to be qualified to perform moderately or highly complex tests. All of the laboratories known to us that are performing the diagnostic procedures which might use our test are qualified at the appropriate levels. If, in the future, a competitor develops a simpler diagnostic test that can be performed in less qualified laboratories and if medical institutions begin to use these less qualified laboratories to perform the competitive test, then CLIA requirements will prevent the less qualified laboratories from performing the current Glyko, Inc. test. The development of a simpler competitive diagnostic test by a competitor may have a negative financial impact on our revenues and results of operations. Glyko, Inc. has CLIA certification and a California state laboratory license to perform urinary carbohydrate analysis tests. The California laboratory license only allows testing for patients in California. We may be required to obtain other licenses to perform our laboratory services in other states or to provide services to patients or health care professionals who reside or practice medicine in other states.

See "Risk Factors--If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products."

Competition

Pharmaceutical Products. The biopharmaceutical industry is rapidly evolving and highly competitive. We face significant competition from biotechnology and pharmaceutical companies. Many of these companies have significantly greater financial, manufacturing, marketing and product research and development resources and experience than we have. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals, including orphan drug designations. Accordingly, competitors may obtain regulatory approvals for and commercialize their products faster than we will. In addition, these companies will compete with us to attract qualified personnel, and to attract parties for acquisitions, joint ventures or other collaborations. Several pharmaceutical and biotechnology companies have established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational objectives, they may develop proprietary technology and acquire patents that we may need for the commercial development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. We also directly compete with a number of these organizations to recruit personnel, especially scientists and technicians.

We believe that the primary competitive factors in the market for biological drug products are:

         o     Product safety

         o     Effectiveness of these products

         o     Ability to obtain orphan drug exclusivity

         o     Distribution channels

         o     Price

         o     Patents and proprietary know-how

         o     Time required to develop new products

         o     Time required to obtain regulatory and reimbursement approval

         o     Ability to respond quickly to medical and technological changes

         o     Ability to develop new products

We believe, based on our progress developing AldurazymeTM, that we can compete successfully with regard to those competitive factors requiring timely execution. With regard to other competitive factors including those regarding distribution channels and low prices, we are at a competitive disadvantage. We do not yet have established distribution channels and because our target patient populations are small we expect that our drug products will be relatively expensive. We do not intend to compete with others who have already established successful treatments for specific genetic disorders, which should ameliorate some of our competitive disadvantages.

Carbohydrate Analysis Products and Services.   The FACE(R)Imaging System's
primary competitors are alternative carbohydrate analytical technologies including:

         o     Capillary electrophoresis

         o     High-pressure liquid chromatography

         o     Mass spectrometry

         o     Nuclear magnetic resonance spectrometry

The major advantages of FACE(R) are:

        o     Low cost

        o     Quantification of carbohydrates present

        o     Easy application to samples of unknown composition

        o     User friendly procedures and software

        o     Provides versatility for other non-carbohydrate applications

The major disadvantages of FACE(R) are:

        o FACE(R) requires single-use specialized gels which give FACE(R) systems a higher disposable cost than some competitive products which have reusable components.

        o Some competitive products may provide a more precise measurement ofthe molecular weight of a sample.

        o One competitive technology can provide more complete structural information about the sample.

The competition in the carbohydrate-active enzymes business is comprised primarily of distributors of broad lines of research products and supplies, particularly fine chemicals and reagents. Glyko, Inc. competes on the basis of the catalog of products it offers and the number of carbohydrate-active enzymes it offers and their proprietary nature. Glyko, Inc. believes that it also provides superior service because it provides customers with sales information and assistance based on scientific understanding of carbohydrate chemistry and function. However, it does not offer as many products as some of its competitors. Glyko, Inc. plans to expand its enzyme product offerings over the next several years to compete with the broadest product lines offered today by competitors. However, neither we nor Glyko, Inc. can assure you that Glyko, Inc. will successfully broaden its product offerings or will otherwise compete successfully.

Glyko, Inc.'s diagnostic product line competes primarily with alternative technologies and laboratory services. Glyko, Inc. believes that its diagnostic approaches are novel. Glyko, Inc. has the only urinary screening test cleared by the FDA for certain lysosomal storage diseases. Glyko, Inc. believes that the test may be used as a screening tool for early detection of a number of lysosomal storage diseases and that success of the product will depend on whether it becomes widely adopted. See "Risk Factors--If we fail to compete successfully, our revenues and operating results will be adversely affected."

Employees

As of February 16, 2000, we had 149 full-time employees, 78 of whom are in manufacturing, 48 of whom are in research and development, 5 of whom are in sales and marketing and 18 of whom are in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages. We cannot assure you that we will be able to continue attracting qualified personnel in sufficient numbers to meet our needs.

                                  RISK FACTORS

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of December 31, 1999, we had an accumulated deficit of approximately $43.1 million. We expect to continue to operate at a net loss at least through 2002. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations
for  the  foreseeable   future.   Activities   which  will  require   additional
expenditures include:

        o     Research and development programs

        o     Preclinical studies and clinical trials

        o     Regulatory processes

        o     Establishment of commercial scale manufacturing capabilities and

        o     Expansion of sales and marketing activities.

The amount of capital we may need depends on many factors, including:

        o The progress, timing and scope of our research and development programs

        o The progress, timing and scope of our preclinical studies and clinical trials

        o     The time and cost necessary to obtain regulatory approvals

         o The time and cost necessary to build our manufacturing facilities and obtain the necessary regulatory approvals for those facilities

        o The time and cost necessary to respond to technological and market developments

        o Any changes made or new developments in our existing collaborative licensing and other commercial relationships

        o Any new collaborative, licensing and other commercial relationships that we may establish

Moreover,   our  fixed  expenses  such  as  rent,  license  payments  and  other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

        o     Additional leases for new facilities and capital equipment

        o     Additional licenses and collaborative agreements

        o Additional contracts for consulting, maintenance and administrative services

        o     Additional expenses associated with being a public company.

We believe that the cash, cash equivalents, short-term investment securities balances at December 31, 1999 will be sufficient to meet our operating and capital requirements through mid-year 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval to market our products in the U.S. and foreign jurisdictions.

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval we will be unable to market and sell our future drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed our management's credibility, the value of our company and our operating results may be adversely affected.

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

After we have conducted preclinical studies in animals we must demonstrate that our drug products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

        o     Slow patient enrollment

        o     Longer treatment time required to demonstrate efficacy

        o     Lack of sufficient supplies of the drug candidate

        o     Adverse medical events or side effects in treated patients

        o     Lack of effectiveness of the drug candidate being tested

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

The fast track designation for AldurazymeTM may not actually lead to a faster review process.

Although AldurazymeTM has obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of AldurazymeTM, our facility has not yet been inspected by any governmental entity. We cannot guarantee that BioMarin, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

We must pass FDA and state inspections and manufacture three process qualification batches to final specifications under cGMP controls before the AldurazymeTM BLA can be approved. We cannot assure you that we will pass the inspections in a timely manner, if at all.

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

Because the extent and scope of patent protection for our drug products is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for any one of our drug products, our competitors may then sell the same drug to treat the same condition.

We received orphan drug designation from the FDA for AldurazymeTM in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, AldurazymeTM and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using AldurazymeTM is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for AldurazymeTM without reimbursement from third-party payors.

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

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for AldurazymeTM. We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

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

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including AldurazymeTM and BM102. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for excessively large fees, patents or other proprietary rights held by others, our business and prospects may be harmed.

The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for AldurazymeTM and BM102, have been published and are in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition of matter patents, we will depend on orphan drug status.

In addition, our owned and licensed patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

         o We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

         o Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, novel or was obvious. As a Company, we have no meaningful experience with competitors interfering with our patents or patent applications.

         o Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

         o Enforcing patents is expensive and may absorb significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

In addition, competitors also seek patent protection for their technology. There are many patents in our field of technology, and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including:

         o Defending a lawsuit takes significant time and can be very expensive.

         o    If  the  court   decides   that  our  product   infringes  on  the
              competitor's patent, we may have to pay substantial damages for past infringement.

         o The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross-licenses to our patents.

         o Redesigning our product so it does not infringe may not be possible and could require substantial funds and time.

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

If our joint venture with Genzyme were terminated, we could be barred from commercializing AldurazymeTM or our ability to commercialize AldurazymeTM would be delayed.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder, to the marketing of our initial drug product,
AldurazymeTM. Because it is our initial product, our operations are substantially dependent upon the development of AldurazymeTM. We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market AldurazymeTM. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of the biologics license application for AldurazymeTM. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1million in cash upon the approval of the biologics license application for AldurazymeTM.

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to AldurazymeTM and any related intellectual property and regulatory approvals. For a more detailed analysis of the economics of this buy out obligation see "Business--Corporate Collaborations--Joint Venture with Genzyme Corporation."

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to AldurazymeTM and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize AldurazymeTM. If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to AldurazymeTM exclusively. While we could then continue to develop AldurazymeTM, that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would then have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to AldurazymeTM exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to AldurazymeTM is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the biologics license application for AldurazymeTM, we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to AldurazymeTM exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to AldurazymeTM exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to AldurazymeTM.

We cannot assure you that if the joint venture were terminated and if we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to AldurazymeTM, that we will have sufficient funds to do so or that we will be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to AldurazymeTM and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture where we retain the rights to AldurazymeTM could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

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

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

        o Design, construction and qualification of manufacturing facilities that meet regulatory requirements

        o     Production yields

        o     Purity

        o     Quality control and assurance

        o     Shortages of qualified personnel

        o     Compliance with FDA regulations

We are developing a total of 31,000 square feet at our Novato facility for the manufacture of AldurazymeTM. The construction and qualification of this facility may take longer than planned and the actual construction costs of these facilities may be higher than those which we have budgeted. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by

        o Improving the colonies of cells which have a common genetic make-up, or cell lines,

        o     Improving the processes licensed from others, or

        o     Developing a recombinant cell line and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not yield adequate results. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases.

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

We believe that established technologies provided by other companies, such as laboratory and testing services firms compete with Glyko Inc.'s products and services. For example, Glyko, Inc.'s FACE(R) Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel because they can be used for non-carbohydrate applications. Companies competing with Glyko, Inc. may have greater financial, manufacturing and marketing resources and experience.

If we fail to manage our growth or fail to recruit and retain personnel, our product development programs may be delayed.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We have entered into a joint venture with Genzyme. If we receive FDA approval to market AldurazymeTM, the joint venture will be required to devote additional resources to support the commercialization of AldurazymeTM.

To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. We cannot guarantee that our systems, procedures or controls will be adequate to support our operations or that our management will be able to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs would harm our business and prospects.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of AldurazymeTM. Although we intend to obtain insurance against product liability lawsuits shortly before initiating clinical trials for BM102 and for our other products, we cannot be certain that we will be able to obtain adequate insurance coverage at reasonable cost. In addition, we may be subject to claims in connection with our current clinical trials for AldurazymeTM for which the joint venture's insurance coverage is not adequate. We cannot be certain that if AldurazymeTM receives FDA approval, the product liability insurance the joint venture will need to obtain in connection with the commercial sales of AldurazymeTM will be available in meaningful amounts or at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

Our stock price may be volatile and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the IPO have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on historical value. The market price of the common stock will fluctuate due to factors including:

         o Progress of AldurazymeTM and our other lead drug products through the regulatory process, especially AldurazymeTM regulatory actions in the United States

        o Results of clinical trials, announcements of technological innovations or new products by us or our competitors

        o Government regulatory action affecting our drug candidates or our competitors' drug candidates in both the United States and foreign countries

        o     Developments or disputes concerning patent or proprietary rights

        o General market conditions for emerging growth and biopharmaceutical companies

        o     Economic conditions in the United States or abroad

        o     Actual or anticipated fluctuations in our operating results

        o Broad market fluctuations may cause the market price of our common stock to fluctuate

        o     Changes in financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange's SWX New Market. Because we have accumulated relatively limited experience since July 23, 1999, in observing the trading of our stock on the two markets, we cannot be certain what effect, if any, the dual listing will have on the future price of our stock in either market. Listing on both exchanges may increase stock price volatility due to:

        o     Trading in different time zones

        o     Different ability to buy or sell our stock

        o     Different trading volume

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

Our directors and officers control approximately 13.4% of the outstanding shares of our common stock. Glyko Biomedical Ltd. or GBL owns 32.6% of the outstanding shares of capital stock. Three of six GBL directors are officers or directors of BioMarin. As a result, due to their concentration of stock ownership, directors and officers, together with GBL if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

        o     The election of all directors

        o The amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions

        o The defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

BioMarin is incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of BioMarin more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors have the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of BioMarin. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 2.   Properties

We are currently leasing a total of seven buildings. Five of our buildings are located in Novato, California, each within a half-mile radius. The five buildings, each named for the streets on which they are located, are:

         o     Bel Marin Keys facility

         o     Galli Drive facility

         o     Pimentel Court facility

         o     Digital Drive facility

         o     Digital Drive sublease facility

The sixth and seventh buildings, collectively the Carson Street facility, are located in Torrance, California.

The Bel Marin Keys facility houses administrative staff and a clinical production laboratory. It consists of approximately 15,100 square feet. The lease expires in May 2001. We have an option to extend the lease for up to two additional three-year periods.

The Galli Drive facility consists of a total of approximately 31,000 rentable square feet and currently houses 6,700 square feet of modular laboratory space used for research and development. We have developed 32,800 square feet for a manufacturing facility, including support functions and core utility and mechanical systems. Our development expanded the useable space by adding a second floor and an external utility yard. The lease expires in August 2003. We have an option to extend the lease for one additional five-year period. BioMarin is currently in negotiations to lease the remaining north portion of the Galli Drive building which is approximately 38,800 square feet in size. If successfully leased, the additional space will be used for manufacturing support functions, future manufacturing capacity development, additional office space and storage/warehouse functions. The proposed lease (including the entire building) will expire in July, 2010. As part of this negotiation, we are seeking an option to extend the lease for two additional five-year periods.

The Pimentel Court facility, with approximately 11,000 square feet, houses the manufacturing, research and administrative operations of Glyko, Inc. The lease expires in April 2003 and has options for two 2-year extensions. We have subleased part of this facility to a third party.

The Digital Drive facility, 34,000 rentable square feet, is planned to house research and process development functions. The building shell has been completed. Development of internal laboratory space is on hold until at least the second half of 2000. When fully developed, it will consist of approximately 42,000 square feet. The lease expires in November, 2009.

The Digital Drive sublease facility houses a chemistry laboratory. It consists of approximately 1,200 square feet. The facility has been subleased from a third party and is now on a month-to-month basis.

The Carson Street facility housed our initial commercial manufacturing operation for AldurazymeTM. The manufacturing building consists of approximately 8,000 square feet. The nearby administrative and materials control facility consists of approximately 3,000 square feet. The lease for the manufacturing facility expires in June 2001. The leases for the smaller support facilities expire in August and November 2002. We have an option to extend the manufacturing facility lease until April 2003. As a result of a decision made by the BioMarin/Genzyme LLC based on guidance from the FDA, we are suspending operations in the Carson Street complex in May 2000. Aldurazyme(TM) production for clinical and commercial requirements using an improved process will be done in our Galli Drive facility in Novato, California. We are seeking sub-lease tenants for the facility.

Our administrative office space is expected to be adequate until mid-2001. When developed, we should have adequate space for research and development activities in our Digital Drive facility into at least 2002. Our AldurazymeTM production facilities' capacity may have to be supplemented beginning in 2003 if the MPS-I market penetration rates are as currently expected. Based on the timelines for other genetic disorders such as MPS-VI, manufacturing capacity for these products will have to be developed for larger scale commercial production which may begin as early as 2003. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop in-house manufacturing capability.

Item 3.  Legal Proceedings

We have no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security-Holders

None.

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of July 1999, the Company's stock has been listed on the Nasdaq National Market and the Swiss New Market SWX under the symbol "BMRN". The following table sets forth the closing sales prices for the Common Shares for the periods noted, as reported by Nasdaq National Market.


                                                               Prices
Year                        Period                     High             Low

1999           Third Quarter (beginning July 22)      $18.75          $11.625
1999                    Fourth Quarter                $17.00          $11.625

On March 22, 2000, the last reported sale price on the Nasdaq National Market for the common stock was $32.00.

Holders

As of February 16, 2000, there were 70 holders of record of 34,951,086 outstanding Common Shares of the Company. Additionally, on such date options to acquire 5,734,372 of Common Shares and warrants to acquire 801,500 Common Shares were outstanding.

Unregistered Securities

Since March 21, 1997 (inception), we have issued the following unregistered securities:

On April 19, 1997, we sold to Glyko Biomedical Ltd. or GBL 1.5 million shares of BioMarin's common stock for aggregate consideration of $1.5 million. On September 24, 1997, the Company issued 7 million shares of our common stock to GBL as consideration for the license granted to it under the GBL license agreement.

On October 1, 1997, the Company sold 1.3 million, 800,000 and 400,000 shares of common stock to Mr. Denison, Dr. Klock and Dr. Starr, respectively, in exchange for a full recourse, three-year promissory note secured by such shares in the principal amounts of $1.3 million, $800,000 and $400,000, respectively.

Between October 1, 1997 and December 30, 1997, as part of an approximately $8.8 million private placement financing, the Company issued 9,566,500 shares of common stock plus warrants to purchase 801,500 shares of the Company's common stock at an exercise price of $1.00 and a three-year term.

Between June 30, 1998 and August 3, 1998, the Company raised net proceeds of $11.4 million from private placements of 2,015,335 shares of common stock.

On September 4, 1998, the Company received $8 million from Genzyme upon execution of a joint venture agreement in which we issued 1,333,333 shares of common stock to Genzyme.

On October 7, 1998, the Company purchased Glyko, Inc., a wholly-owned subsidiary of GBL, from GBL, for an aggregate purchase price of $14.5 million. Such purchase price was paid for with 2,259,039 shares of common stock of BioMarin, valued at $6.00 per share, that assumption by BioMarin of certain stock options held by Glyko, Inc. employees which were exercisable into a maximum of 255,540 shares of common stock of BioMarin at an average exercise price of $2.30 per share, and $500 cash.

On July 22, 1999, Genzyme invested in the Company $10 million at $13 per share (769,230 shares of common stock) in reliance on the exemption from registration requirements provided by Regulation D promulgated under the Securities Act. In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share.

Item 6. Selected consolidated financial data (in thousands, except per share data)


The selected consolidated balance sheet data of BioMarin Pharmaceutical Inc. (a development-stage company) as of December 31, 1997, 1998 and 1999 and the statements of operations data for the periods from March 21, 1997 (inception) to December 31, 1997 and to December 31, 1999 and the years ended December 31, 1998 and 1999 presented below are derived from the consolidated financial statements of BioMarin Pharmaceutical Inc. and subsidiaries, including Glyko, Inc. from October 7, 1998, the date on which it was acquired by BioMarin. These consolidated financial statements of BioMarin and subsidiaries have been audited by Arthur Andersen LLP, independent public accountants. The consolidated balance sheets as of December 31, 1998, and 1999 and the related consolidated statements of operations for the periods from March 21, 1997 (inception) to December 31, 1997 and to December 31, 1999, and the years ended December 31, 1998 and 1999, and the related reports, are included elsewhere herein.

The selected consolidated financial data set forth below contain only a portion of BioMarin's financial statement information and should be read in conjunction with the Consolidated Financial Statements of BioMarin Pharmaceutical Inc. and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                           Period from                                                 Period from
                                          March 21, 1997                                              March 21, 1997
                                          (inception) to                                              (inception) to
                                           December 31,              Year Ended December 31,           December 31,
                                       -----------------------------------------------------------------------------
                                               1997                1998             1999                 1999
                                       -----------------   ------------------  -----------------   -----------------
BioMarin's Consolidated                                     (in thousands, except per share data)
    Statements of Operations
Revenues.................................  $       -         $     1,190           $    6,976         $      8,166
Operating costs and expenses:
      Cost of products and services......          -                 108                  464                  572
      Research and development.........         1,914             10,502               27,206               39,622
      Selling, general and administrative         914              3,532                6,805               11,251
                                          -----------------   ----------------   ----------------   -----------------
      Total costs and expenses............      2,828             14,142               34,475               51,445

Loss from operations......................     (2,828)           (12,952)             (27,499)             (43,279)

Interest income...........................         65                685                1,832                2,582
Interest expense..........................          -                  -                 (732)                (732)
Equity in loss of joint venture...........          -                (47)              (1,673)              (1,720)
                                          -----------------   ----------------   ----------------   -----------------
Net loss.................................   $  (2,763)         $ (12,314)         $   (28,072)       $     (43,149)
                                          =================   ================   ================   =================
Net loss per common share, basic
    and diluted..............               $   (0.34)         $   (0.55)         $     (0.94)       $       (2.04)
                                          =================   ================   ================   =================
Weighted average common
     shares outstanding.............            8,136             22,488               29,944               21,163
                                          =================   ================   ================   =================

                                                                                  As of December 31,
                                                                         --------------------------------------
                     BioMarin's Consolidated Balance Sheet Data:             1997       1998         1999
                                                                         --------------------------------------
                Cash, cash equivalents and
                  short-term investments ...........................      $   6,888   $ 11,389     $ 62,986
                Total current assets................................          7,507     12,819       66,422
                Total assets........................................          7,653     31,510      103,549
                Long-term liabilities...............................              -        110           84
                Total stockholders' equity..........................          7,380     29,394       98,377


Item 7.  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations

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

Overview

We are a developer of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. Since our inception on March 21, 1997, we have been engaged in research and development activities, including preclinical studies, clinical trials and clinical manufacturing, the establishment of laboratory and manufacturing facilities, and administrative activities. BioMarin was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical Ltd. or GBL (TSE: GBL). BioMarin was initially funded by GBL and began operations on March 21, 1997, the date of inception.

We have incurred net losses since inception and had an accumulated deficit through December 31, 1999 of $43.1 million. Our losses have resulted primarily from research and development activities and related administrative expenses. Based on current plans, we expect to continue to incur operating losses at least through 2002.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is AldurazymeTM, alronidase for injection, (recombinant human (alpha)-L-iduronidase), which is under clinical trials for use in enzyme replacement therapy for Mucopolysaccharidosis-I or MPS-I. In previous documents, AldurazymeTM was identified as BM101. Our financial results may vary depending on many factors, including:

     .   The   progress   of   AldurazymeTM   in   the regulatory processes
         and initial sales activities

    . The investment in manufacturing process development and in manufacturing capacity for AldurazymeTM and other product candidates

     .   The  acceleration  of our other  pharmaceutical candidates  into
         preclinical   studies  and  clinical trials

     .   The  progress of our  additional  research  and development efforts

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of AldurazymeTM for the treatment of MPS-I. Under the agreement, our company and Genzyme are each required to make capital contributions to the joint venture equal to 50% of the expenses associated with the development and commercialization of AldurazymeTM. We will share equally in any profits generated from the sales of AldurazymeTM.

In October 1998, we acquired Glyko, Inc., a wholly-owned subsidiary of GBL in a transaction valued at $14.5 million. Glyko, Inc. provides products and services that perform carbohydrate analysis and medical diagnosis to research institutions and commercial laboratories.

In July 1999, we completed our initial public offering or IPO of 4.5 million shares of our common stock at $13 per share raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme purchased $10 million of our common stock (769,230 shares) at the IPO price of $13. In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million.

Results of Operations

Years Ended December 31, 1998 and 1999

For the years ended December 31, 1998 and 1999, revenues were $1.2 million and $7 million, respectively. Included in 1999 revenues is $5.3 million for services provided to the joint venture for Aldurazyme(TM) compared to $837,000 for 1998 as a consequence of Aldurazyme(TM) being in more complex, later stages of development and the effect of a full year of operation in 1999 compared to approximately three months of operation in 1998. The joint venture with Genzyme General (Nasdaq: GENZ) for the development and commercialization of Aldurazyme(TM), alronidase for injection, (recombinant human (alpha)-L-iduronidase) for the treatment of Mucopolysaccharidosis-I (MPS-I) was formed on September 4, 1998. MPS-I is a chronic, debilitating genetic disease which afflicts children and leads to death before adulthood in a majority of patients. Revenues also included $1.5 million generated by Glyko, Inc. compared to $250,000 for 1998. Glyko, Inc., a BioMarin subsidiary engaged in the sale of analytical and diagnostic products and services, was acquired by BioMarin on October 7, 1998. External revenues for products and services for 1999 were up in comparison to 1998 as a result of revenues from the biochemical reagents business of Oxford GlycoSciences Plc. (LSE: OGS), which was acquired in May 1999.

Cost of products and cost of services related to Glyko, Inc. operations were $464,000 for 1999 compared to $108,000 for 1998. Glyko's external products and services costs as a percent of the sales of products and services were 32% for 1999 and 44% for 1998. The improvement was due to a favorable revenue mix, with a greater percentage of higher margin product sales.

Research and development expenses increased from $10.5 million for 1998 to $27.2 million for 1999. Increased expenses in support of the Aldurazyme(TM) joint venture with Genzyme and the MPS-VI and burn debridement programs were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased from $3.5 million for 1998 to $6.8 million for 1999. This increase resulted from the consolidation of Glyko, Inc. selling and administrative expenses in 1999 expenses, an increase in staffing in BioMarin administration in 1999 compared to 1998, and a related increase in facilities expense charged to administration in 1999. The increase in administrative staff and related expense was necessary to support expanded operations.

BioMarin's equity in the loss of its joint venture with Genzyme increased from $47,000 for 1998 to $1.7 million for 1999 primarily as a result of increased process development and clinical manufacturing expenses. The joint venture began in September 1998 and operated for only approximately one quarter of that year as compared to a full year of operation in 1999.

Interest income increased by $1.1 million from $685,000 for 1998 to $1.8 million for 1999 primarily due to increased cash reserves resulting from a convertible note financing in April 1999, the initial public offering in July and August 1999, and the private placement with Genzyme in July 1999.

Interest expense related primarily to interest on the convertible notes accrued prior to their conversion in the initial public offering.

The net loss was $12.3 million ($0.55 per share) and $28 million ($0.94 per share) for 1998 and 1999, respectively.

The Period From March 21, 1997 (Inception) to December 31, 1997 and the Year Ended December 31, 1998

In October 1998, we acquired Glyko, Inc. from GBL. The acquisition was accounted for as a purchase. As a result, our consolidated statements of operations data include the operations of Glyko, Inc. from October 7, 1998, the date of the acquisition, through December 31, 1998.

BioMarin generated revenues of $1.2 million in 1998 consisting primarily of $837,000 of revenue from the BioMarin/Genzyme LLC joint venture representing services performed by BioMarin for the joint venture, $250,000 from the sale of Glyko, Inc. products and services since its acquisition on October 8, 1998, and $103,000 of other revenues representing grants received from the federal government to fund various research projects. Glyko, Inc. sold products and services to BioMarin at a 27% distributor discount. There were no revenues in the 1997 period.

In 1998,  BioMarin had cost of goods sold of $108,000 as a result of the sale of
Glyko,  Inc  products.   In  the  1997  period,   BioMarin  had  no  sales  and,
consequently, no cost of goods.

Research and development expenses were $10.5 million in 1998, compared to $1.9 million in the 1997 period. The increase was due primarily to a full year of Aldurazyme(TM) expenses including 12 months of clinical trials in 1998, compared with only one month of clinical trials in the 1997 period. In addition, we expanded significantly our product programs, staff and facilities in 1998 in contrast to limited start-up research and development activities in the 1997 period.

General and administrative expenses were $3.5 million in 1998 compared to $914,000 in the 1997 period. General and administrative expenses increased in 1998 to support the significantly expanded scale of operations in 1998 compared to the smaller administrative requirements in the shorter, start-up 1997 period. These increased administrative expenses included significant increases in salaries and benefits for administrative staff, an increase in facilities costs and an increase in professional service fees.

Interest income in 1998 was $685,000 while interest income totaled $65,000 in the 1997 period. The higher interest income in 1998 resulted from higher cash balances available for investment in 1998 as a result of the first private placement late in 1997, a second private placement in mid-year 1998 and the Genzyme investment in the third quarter of 1998.

The net loss was $2.8 million ($0.34 per share) and $12.3 million ($0.55 per share) for 1997 and 1998, respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment of $8.0 million by Genzyme as part of our joint venture with them, an initial public offering including the underwriters' over-allotment exercise and the concurrent $10 million Genzyme investment in our Company. Since inception, we have raised aggregate net proceeds of $124.9 million.

Our combined cash, cash equivalents and short-term investments totaled $63.0 million on December 31, 1999, an increase of $51.6 million from December 31, 1998. The primary source of increased cash balances was the issuance of common stock at our IPO, generating $60.0 million of net proceeds including the underwriters over-allotment. The primary use of cash during the year ended December 31, 1999 was to finance operations and to purchase leasehold improvements and equipment. Operations used $13.1 million, we purchased $22.9 million of leasehold improvements and equipment, invested $6.7 million in the joint venture (which was consumed in joint venture operations) and purchased $1.5 million of assets from Oxford GlycoSciences.

From our inception through December 31, 1999, we have purchased approximately $29.5 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

We have made and plan to make substantial commitments to capital projects, including AldurazymeTM and other enzyme manufacturing capacity and new research and development facilities in Novato.

On October 7, 1998, we purchased Glyko, Inc. from GBL for an aggregate purchase price of $14.5 million. The purchase price was paid by 2,259,039 shares of our common stock, our assumption of certain stock options held by Glyko, Inc. employees, which were exercisable into a maximum of 255,540 shares of our common stock and $500 in cash.

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

As of December 31, 1999, we had expended to date approximately $720,000 on the in-process research and development projects and $775,000 on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $390,000 in incremental direct expense to complete the analytic projects in phases over approximately 15 months. We expect to spend approximately $950,000 to complete the diagnostic projects in phases completed from 3 to 15 months in the future. None of these projects have been terminated to date.

Since the acquisition of these in-process research and development projects fifteen months ago, there have been no subsequent developments which indicate that the completion and commercialization of either of the projects are less likely to be completed on the original planned schedule or less likely to be a commercial success.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of AldurazymeTM for the treatment of MPS-I. We will share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the IPO. Genzyme has committed to pay us an additional $12.1 million upon approval of the biologics license application for AldurazymeTM.

In July 1999, we completed our initial public offering of 4.5 million shares of our common stock at $13 per share raising net proceeds of $51.2 million. In a private placement concurrent with the IPO, Genzyme purchased $10 million of our common stock (769,230 shares) at the IPO price of $13.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 raising additional net proceeds of $8.1 million.

We believe that the cash, cash equivalents, short-term investment securities balances at December 31, 1999 will be sufficient to meet our operating and capital requirements through at least mid-year 2001. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

    .  The sale of equity securities

    .  Equipment-based financing

    .  Collaborative agreements with corporate partners

We do not expect to generate positive internal cash flow at least through 2002 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

    .  Preclinical studies, clinical trials and regulatory review

    .  Commercialization of our drug candidates

    .  Development of manufacturing operations

    .  Process development

    .  Scale-up of manufacturing facilities

    .  Sales and marketing activities

We anticipate a need for additional financing to fund the future operations of our business, including the commercialization of our drug candidates currently under development. We cannot assure you that additional financing will be obtained or, if obtained, will be available on reasonable terms.

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

Item 8.  Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages 44 to 66 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons

   The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Election of Directors" and "Executive Officers."

Item 11.  Executive Compensation

   The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation."

Item 12.  Security  Ownership  of Certain  Beneficial Owners and Management

   The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Security Ownership of Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Interest of Insiders in Material Transactions."

                                     Part IV

Item 14.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part V Item I.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 1999.

                                     Part V

Item 1.           Index to Exhibits

Exhibit                  Description of
Number                   Document
----------               --------------------------------

2.1     Share Exchange Agreement with Glyko Biomedical, Ltd. (1)
3.1A Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation, as filed on March 22, 1999. (1)
3.1B Form of Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation. (2)
3.2 Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware Corporation. (2)
4.1     Form of Amended and Restated Registration Rights Agreement, by and
        among the Company and the  investors named therein. (1)
10.1    Form of Indemnification Agreement for directors and officers 1997
        Stock Plan, as amended on December 22, 1998, and forms of agreements.(1)
10.3    1998 Director Option Plan and forms of agreements thereunder.(1)
10.4    1998 Employee Stock Purchase Plan and forms of agreements thereunder.(1)
10.5    Amended and Restated  Founder's  Stock Purchase  Agreement with Dr.
        John C. Klock dated as of October 1, 1997 with exhibits. (1)
10.6    Amended and  Restated  Founder's  Stock  Purchase  Agreement  with
        Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits. (1)
10.7    Amended  and  Restated   Founder's   Stock  Purchase   Agreement  with
        Dr. Christopher M. Starr dated as of October 1, 1997 with exhibits. (1)
10.8 Employment Agreement with Dr. John C. Klock dated June 26, 1997, as amended. (3)
10.9 Employment Agreement with Grant W. Denison, Jr. dated June 26, 1997, as amended. (1)
10.10 Employment Agreement with Dr. Christopher M. Starr dated June 26, 1997, as amended. (1)
10.11 Employment Agreement with Raymond W. Anderson dated June 22, 1998, as amended. (1)
10.12 Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended. (1)
10.13 Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended. (1)
10.14 Employment Agreement between Brian K. Brandley, Ph.D and Glyko, Inc. dated February 22, 1998, as amended. (1)
10.15 License Agreement with Glyko Biomedical, Ltd. dated June 26, 1997 with exhibits attached. (1)
10.16   Option Agreement with W.R. Grace & Co. dated as of May 1, 1998. (3) (*)
10.17 Grant Terms and Conditions Agreement with Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended. (3) (*)
10.18 License Agreement with Women's and Children's Hospital, Adelaide, Australia dated August 14, 1998. (4) (*)
10.19 Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended. (1)
10.20   Standard NNN Lease dated June 25, 1998 for 46 Galli Drive. (1)
10.21 Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 110 Digital Drive, as amended. (1)
10.22   Sublease dated June 24, 1998 for 1123 West Carson Street. (1)
10.23 Commercial Lease and Deposit Receipt with Glyko, Inc. for 11 Pimentel Court and 13 Pimentel Court, dated December 23, 1996. (1)
10.24 Collaboration Agreement with Genzyme Corporation dated September 4, 1998. (4)
10.25   Purchase Agreement with Genzyme Corporation dated September 4, 1998. (1)
10.26   Subscription Agreement with Genzyme dated September 4, 1998. (1)
10.27 Form of Convertible Note Purchase Agreement dated as of April 12, 1999 with form of convertible promissory note. (1)
10.28 Astro License Agreement dated December 18, 1990 among Glyko, Inc., Astromed, Ltd., and Astroscan, Ltd. (3)
10.29 Glycomed License Agreement dated December 18, 1990 between Glyko, Inc., and Glycomed, Inc. (3)

Exhibit                  Description of
Number                   Document
----------               --------------------------------


10.30   Operating Agreement with Genzyme Corporation. (2)
21.1    List of Subsidiaries. (1)
23.1    Consent of Independent Public Accountants.
27.1    Financial Data Schedule (available in EDGAR format only).






































(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-77701) filed on May 4, 1999.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-77701) filed on July 6, 1999.
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-77701) filed on June 14, 1999.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-77701) filed on July 21, 1999.
(*)     This exhibit has been granted confidential treatment.

                          BioMarin Pharmaceutical Inc.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000               By:  \s\ Raymond W. Anderson
------------------------            -------------------------------------------
                                     Raymond W. Anderson.
                                     Chief Financial Officer
                                     and Vice President, Finance and Admin.

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond W. Anderson, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                          Date

\s\ Grant W. Denison, Jr.                                         March 29, 2000
---------------------------                                  -------------------
Grant W. Denison, Jr.       Chief Executive Officer, Director

\s\ John C. Klock, M.D.                                           March 29, 2000
---------------------------                                  -------------------
John C. Klock, M.D.         President, Secretary and Director

\s\ Ansbert S. Gadicke, M.D.                                      March 29, 2000
---------------------------                                  -------------------
Ansbert S. Gadicke           Director

\s\ Erich Sager                                                   March 29, 2000
----------------------------                                 -------------------
Erich Sager                  Director

\s\ Gwynn R. Williams                                             March 29, 2000
----------------------------                                -------------------
Gwynn R. Williams             Director

                          INDEX TO FINANCIAL STATEMENTS

    BioMarin Pharmaceutical Inc. Financial Statements
Report of Independent Public Accountants....................     45
Consolidated Balance Sheets.................................     46
Consolidated Statements of Operations.......................     47
Consolidated Statements of Changes in Stockholders' Equity.    48-50
Consolidated Statements of Cash Flows.......................     51
Notes to Consolidated Financial Statements..................   52-66

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1997, 1998, and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999 and the period from March 21, 1997 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 1997, 1998, and 1999 and the results of its operations and its cash flows for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999 and the period from March 21, 1997 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ARTHUR ANDERSEN LLP


San Francisco, California,
February 18, 2000



                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                     Consolidated Balance Sheets as of December 31, 1998 and 1999

                                          (In thousands, except for share and per share data)

                                                                    -----------------------------------
                                                                    -----------------------------------
                                                                         1998                1999
                                                                    ----------------    ---------------
                                                                    ----------------    ---------------
Assets
Curret assets:
      Cash and cash equivalents                                             $ 9,413           $ 23,413
      Short-term investments                                                  1,976             39,573
      Accounts receivable, net                                                  148              1,047
      Due from Glyko Biomedical Ltd.                                            114                139
      Due from BioMarin/Genzyme LLC                                             419              1,280
      Inventories                                                                72                676
      Prepaid expenses                                                          677                294
                                                                    ----------------    ---------------
            Total current assets                                             12,819             66,422
Property and equipment, net                                                   6,223             25,093
Goodwill and other intangible assets                                         11,704             11,462
Investment inBioMarin/Genzyme LLC                                               685                421
Deposits                                                                         79                151
                                                                    ----------------    ---------------
            Total assets                                                   $ 31,510          $ 103,549
                                                                    ================    ===============

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                      $ 1,341            $ 3,095
      Accrued liabilities                                                       640              1,966
      Notes payable short-term                                                   24                 26
                                                                    ----------------    ---------------
             Total current liabilities                                        2,005              5,087
Long-term liabilities:
      Long term portion of notes                                                111                 85
                                                                    ----------------    ---------------
             Total liabilities                                                2,116              5,172
                                                                    ----------------    ---------------
Stockholders' equity:
      Common stock, $0.001 par value: 75,000,000 shares
         authorized,  26,176,180 and 34,832,578
         shares issued and outstanding at December 31,
         1998 and 1999, respectively                                             26                 35
      Additional paid-in capital                                             50,058            146,592
      Warrants                                                                  128                128
      Deferred compensation                                                  (3,253)            (2,591)
      Notes receivable from stockholders                                     (2,488)            (2,638)
      Deficit accumulated during the development stage                      (15,077)           (43,149)
                                                                    ----------------    ---------------
              Total stockholders' equity                                     29,394             98,377

                                                                    ----------------    ---------------
             Total liabilities and stockholders' equity                    $ 31,510          $ 103,549
                                                                    ================    ===============

                                         The  accompanying  notes are an integral part of these statements.

                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                            Consolidated Statements of Operations for
                                  the Period from March 21, 1997 (inception) to December 31,
                                        1997, the Years Ended December 31, 1998 and 1999
                                and for the Period from March 21, 1997 (inception) to December 31, 1999

                                               (In thousands, except for per share data)



                                                             Period from                                               Period from
                                                            March 21, 1997                                            March 21, 1997
                                                            (inception) to                                           (inception) to
                                                             December 31,               Year Ended December 31,        December 31,
                                                                1997               1998               1999                   1999
                                                             -------------    -------------      -------------         -------------
Revenues
     Product sales                                           $          -    $         138      $       1,401         $       1,539
     Service revenue                                                    -              112                 85                   197
     BioMarin/Genzyme LLC                                               -              837              5,300                 6,137
     Other revenues                                                     -              103                190                   293
                                                             -------------    -------------      -------------         -------------
           Total revenues                                               -            1,190              6,976                 8,166

Operating costs and expenses:
     Cost of products                                                   -               49                362                   411
     Cost of services                                                   -               59                102                   161
     Research and development                                       1,914           10,502             27,206                39,622
     Selling, general and administrative                              914            3,532              6,805                11,251
                                                             -------------    -------------      -------------         -------------
           Total operating costs and expenses                       2,828           14,142             34,475                51,445
                                                             -------------    -------------      -------------         -------------
           Loss from operations                                    (2,828)         (12,952)           (27,499)              (43,279)

Interest income                                                        65              685              1,832                 2,582
Interest expense                                                        -                -               (732)                 (732)
Equity in loss of BioMarin/Genzyme LLC                                  -              (47)            (1,673)               (1,720)
                                                             -------------    -------------      -------------         -------------
           Net loss                                              $ (2,763)       $ (12,314)         $ (28,072)            $ (43,149)
                                                             =============    =============      =============         =============
Net loss per share, basic and diluted                             $ (0.34)         $ (0.55)           $ (0.94)              $ (2.04)
                                                             =============    =============      =============         =============
Weighted average common shares
     outstanding                                                    8,136           22,488             29,944                21,163
                                                             =============    =============      =============         =============


                                    The accompanying notes are an integral part of these statements.


                                             BioMarin Pharmaceutical Inc. and Subsidiaries

                                                     (a development stage company)

                                        Consolidated  Statements of Changes in Stockholders'
                                Equity  for the  Period  from March 21,  1997  (inception)  to
                             December 31, 1997,  and for the Years ended  December 31, 1998 and 1999

                                                 (In thousands, except per share data)



                                                                                                            Deficit
                                                   Additional                                  Notes      Accumulated
                                   Common Stock     Paid-in      Warrants                    Receivable    During        Total
                                  --------------    Capital   ---------------   Deferred       from       Development  Stockholders'
                                 Shares    Amount    Shares   Shares  Amount  Compensation   Stockholders   Stage        Equity
                                 -------  -------  --------  -------  ------- -----------   -------------  ----------  ------------
Balance, March 21, 1997....           --  $    --   $    --       --  $   --   $     --       $     --       $    --    $       --

Issuance of common stock to
Glyko Biomedical, Ltd.
on March 21, 1997, for cash,
$1.00 per share..............      1,500        1      1,499      --      --         --             --             --         1,500

Issuance of common stocktock
Glyko Biomedical, Ltd. in
June 1997 in exchange for
technology, $1.00 per share ..     7,000        7        (7)       --      --        --             --             --           --

Issuance of common stock to
Glyko  Issuance of common stock
in October 1997, $1.00 per share
(net of issuance costs of
$439,720, including the issu-
ance of 299,000 shares of common
stock, $1.00 per share and warrants
to purchase an additional 299,000
share of common stock for
brokerage services...............   4,039        4     3,595       299      48      --              --              --         3,647

Issuance of common stock to
employees in exchange for
notes in October 1997, $1.00
per share........................   2,500        3     2,497        --      --    (200)          (2,300)             --           --

Issuance of common stock and
warrants on December 31, 1997,
$1.00 per share (net of issuance
costs of $592,309, including the
issuance of 502,500 shares of common
stock, $1.00 per share, and
warrants to purchase an additional
502,500 shares of common stock
for brokerage services)...........  5,528       6     4,930       503      80       --             --               --        5,016

Common stock options granted in
exchange for services.............     --      --        35        --      --      (17)            --               --           18

Interest on notes receivable......     --      --        --        --      --       --            (38)              --         (38)

Net loss for the period from
March 21, 1997(inception), to
December 31, 1997.................     --      --        --        --      --       --             --            (2,763)    (2,763)

Balance, December  31, 1997.......  20,567    $ 21  $ 12,549       802   $ 128   $ (217)       $(2,338)          $(2,763)   $(7,380)
                                   =======    ====  ========    ======   ======  =======       ========          ========   ========

                                   The  accompanying  notes are an integral part of these statements.

                                             BioMarin Pharmaceutical Inc. and Subsidiaries

                                                     (a development stage company)

                                           Consolidated Statements of Changes in Stockholders'
                                         Equity for the Period from March 21, 1997 (inception) to
                                   December 31, 1997, and for the Years ended December 31, 1998 and 1999

                                                 (In thousands, except per share data)



                                                                                                           Deficit
                                                   Additional                                  Notes      Accumulated
                                   Common Stock     Paid-in      Warrants                    Receivable    During        Total
                                  --------------    Capital   ---------------   Deferred       from       Development  Stockholders'
                                 Shares    Amount    Shares   Shares  Amount  Compensation   Stockholders   Stage        Equity
                                 -------  -------  --------  -------  ------- -----------   -------------  ----------  ------------
Balance, January 1, 1998......... 20,567     $ 21    $ 12,549    802   $ 128      $ (217)     $ (2,338)      $ (2,763)       $ 7,380

Issuance of common stock on
June 30, 1998, for cash,
$6.00 per share (net of
issuance costs of $263,208,
including the issuance of
31,368 shares of common stock,
$6.00 per share, for
brokerage services)...............  599          1      3,327     --      --          --           --             --           3,328

Issuance of common  stock
on July 14, 1998, for cash,
$6.00 per share (net of
issuance costs of $387,474,
including the issuance of
64,579 shares of common stock,
$6.00 per share, for brokerage
services)......................... 1,385         1      7,924     --      --          --           --             --           7,925

Issuance  of common  stock on
August 3, 1998, for cash, $6.00
per share (net of issuance costs
of $12,318, including the issuance
of 2,053 shares of common stock,
$6.00 per share for brokerage
services).........................    31        --        176     --      --          --           --             --             176

Issuance of common stock to
Genzyme Corporation on
September 4, 1998,for cash,
$6.00 per share.................... 1,333        1      7,999     --      --          --           --             --           8,000

Issuance of common stock to Glyko
Biomedical, Ltd. for the purchase
of Glyko, Inc. on October 7, 1998,
for common shares $6.00 per share
and the assumption of options of
Glyko, Inc. employees (see Note 1)..2,259       2     14,859      --      --          --           --             --          14,861

Exercise of common stock options...     2      --          2      --      --          --           --             --               2

Interest on notes receivable.......    --      --        --       --      --          --         (150)            --           (150)

Deferred compensation on stock
options............................    --      --     3,222       --      --      (3,222)          --             --              --

Amortization of deferred
compensation.......................    --      --       --        --      --          186          --             --             186

Net loss...........................    --      --       --        --      --           --          --        (12,314)       (12,314)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1998......... 26,176   $ 26   $50,058      802      128    $(3,253)     $(2,488)      $(15,077)       $ 29,394



                                   The  accompanying  notes are an integral part of these statements.

                                             BioMarin Pharmaceutical Inc. and Subsidiaries

                                                     (a development stage company)

                                      Consolidated  Statements of Changes in Stockholders'
                                  Equity  for the  Period  from March 21,  1997  (inception)  to
                           December 31, 1997,  and for the Years ended  December 31, 1998 and 1999

                                                 (In thousands, except per share data)



                                                                                                            Deficit
                                                   Additional                                  Notes      Accumulated
                                   Common Stock     Paid-in      Warrants                    Receivable    During        Total
                                  --------------    Capital   ---------------   Deferred       from       Development  Stockholders'
                                 Shares    Amount    Shares   Shares  Amount  Compensation   Stockholders   Stage        Equity
                                 -------  -------  --------  -------  ------- -----------   -------------  ----------  ------------
Balance, January 1, 1999..      26,176     $ 26   $ 50,058     802    $ 128    $ (3,253)       $ (2,488)   $ (15,077)      $ 29,394

Issuance of common  stock on
July 23,  1999,  in an initial
public  offering (IPO) for cash
at $13.00 per share (net of
issuance costs of $6,690) .....   4,500         4    51,805      --       --          --              --            --        51,809

Issuance of common stock on
July 23, 1999 to Genzyme
Corporation in a private
placement concurrent with
the IPO for cash at $13.00
per share .....................     769        1     9,999      --        --         --              --            --        10,000

Issuance  of  common  stock
on July  23,  1999  concurrent
with the IPO upon conversion
of promissory  notes plus
accrued interest of $720,200
at $10.00 per share (net
of issuance costs of $1,150).      2,672        3    25,612      --        --        --                --            --       25,615

Issuance of common  stock on
August  3,  1999 and  August
25, 1999 from the over-allotment
exercise by underwriters at
$13.00 per share (net of issuance
costs of $633)..................     675        1     8,141      --        --        --                --            --        8,142

Exercise of common stock options...   40       --       148      --        --        --                --            --          148

Interest on notes receivable from
stockholders                          --       --       195      --        --        --              (195)           --           --

Deferred compensation related to
stock option .....................    --       --       634      --        --       (634)              --            --           --

Amortization of deferred compensation --       --        --      --        --      1,341               --            --        1,341

Net loss...........................   --       --        --      --        --        --                --       (28,072)    (28,072)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1999....... 34,832     $ 35  $146,592     802      $ 128   $(2,546)          $(2,683)    $(43,149)    $ 98,377

                                   The  accompanying  notes are an integral part of these statements.


                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                                 Consolidated  Statement of Cash
                                          Flows  For  the  Period  from  March  21,  1997
                              (inception) to December 31, 1997, the Years ended  December 31, 1998 and 1999 and for the Period  from March 21, 1997 (inception) to December 31, 1999

                                                                (In thousands)


                                                             Period from                                               Period from
                                                            March 21, 1997                                            March 21, 1997
                                                            (inception) to                                           (inception) to
                                                             December 31,            Year Ended December 31,           December 31,
                                                                  1997              1998               1999                 1999
                                                             -------------    -------------      -------------         -------------
Cash flows from operating activities:
      Net loss                                                   $ (2,763)         $ (12,314)       $ (28,072)           $ (43,149)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                                   5                308            4,074                 4,387
         Amortization of deferred compensation                          -                185            1,341                 1,526
         Amortization of goodwill                                       -                271            1,143                 1,414
         Compensation in the form of common stock
            and common stock options                                   18                  -                -                    18
         Loss from BioMarin/Genzyme LLC                                 -                 47            6,973                 7,020
         Write-off of in-process technology                             -              2,625                -                 2,625
      Changes in operating assets and liabilities:
         Accounts receivable                                            -               (148)            (899)              (1,047)
         Due from Glyko Biomedical, Ltd.                              (79)               (34)             (25)                (138)
         Due from BioMarin/Genzyme LLC                                  -               (419)            (861)              (1,280)
         Inventories                                                    -                (72)              (5)                 (77)
         Prepaid expenses                                            (539)              (137)             383                 (293)
         Deposits                                                       -                (79)             (72)                (151)
         Accounts payable                                             168              1,172            1,754                 3,094
         Accrued liabilities                                           43                597            1,326                 1,966
         Due to Glyko, Inc.                                            61                (61)               -                     -
                                                          -------------------      -------------     ------------       ------------
            Net cash used in operating activities                  (3,086)            (8,059)         (12,940)             (24,085)
                                                          -------------------      -------------     ------------       ------------
Cash flows from investing activities:
      Purchase of property and equipment                             (150)            (6,385)         (22,944)             (29,479)
      Purchase of Biochemical Research Reagent
         Division of Oxford Glycosciences                               -                  -           (1,500)              (1,500)
      Investment in BioMarin/Genzyme LLC                                -               (732)          (6,709)              (7,441)
      Purchase of short-term investments                             (901)            (1,075)         (37,597)             (39,573)
                                                          -------------------      -------------     ------------       ------------
            Net cash used in investing activities                  (1,051)            (8,192)         (68,750)             (77,993)
                                                          -------------------      -------------     ------------       ------------
Cash flows from financing activities:
      Proceeds from note payable                                        -                134                -                   134
      Bridge loan                                                     880                  -                -                   880
      Proceeds from issuance of convertible notes
         payable                                                        -                  -           25,615                25,615
      Accrued interest on notes receivable from
         stockholders                                                 (38)              (150)               -                 (188)
      Proceeds from exercise of common
         stock options                                                  -                  -              148                   148
      Repayment of equipment loan                                       -                  -              (24)                 (24)
      Proceeds from sale of common stock, net of                                                                                   -
          issuance costs                                            9,283             19,692           69,951                98,926
                                                          -------------------      -------------     ------------        -----------
            Net cash provided by financing activities              10,125             19,676           95,690               125,491
                                                          -------------------      -------------     ------------        -----------
            Net increase equivalents                                5,988              3,425           14,000                 3,413

Cash and cash equivalents:
      Beginning of period                                               -              5,988            9,413                     -
                                                          -------------------      -------------     ------------       ------------
      End of period                                               $ 5,988            $ 9,413         $ 23,413              $ 23,413
                                                          ===================      =============     ============       ============

      The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Nature of Operations and Business Risks--BioMarin Pharmaceutical Inc. (BioMarin or the Company) is a biopharmaceutical company specializing in the development of carbohydrate enzyme therapies for debilitating life-threatening chronic genetic disorders and other diseases and conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory and clinical scale manufacturing facilities, clinical manufacturing, and related administrative activities. With its acquisition of Glyko, Inc., BioMarin added analytical and diagnostic products and services in the area of carbohydrate biology. BioMarin was incorporated on October 25, 1996, in the state of Delaware. BioMarin first began business on March 21, 1997 (inception), and issued 1.5 million shares of common stock to Glyko Biomedical Ltd. (GBL) for $1.5 million. Beginning in October 1997, BioMarin issued stock to outside investors in a series of transactions, resulting in GBL's ownership of BioMarin's outstanding common stock being reduced to 32.6 percent at December 31, 1999.

On September 4, 1998, the Company entered into an agreement with Genzyme Corporation (Genzyme) to establish a joint venture (BioMarin/Genzyme LLC) dedicated to the development and commercialization of Aldurazyme(TM), alronidase for injection (recombinant human (alpha)-L-iduronidase) to treat mucopolysaccharidosis-I (MPS-I) (Note 8).

On October 7, 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL, in a transaction valued at $14.5 million. The transaction was accounted for as a purchase and resulted in Glyko, Inc. becoming a wholly owned subsidiary of the Company. Glyko, Inc. provides products and services that perform sophisticated carbohydrate analysis for research institutions and commercial laboratories. As consideration for the acquisition of all of the outstanding shares of Glyko, Inc., BioMarin issued 2,259,039 shares of common stock to GBL, assumed Glyko, Inc.'s employee stock options exercisable for 255,540 shares of BioMarin common stock, and paid $500 in cash (see Note 11).

On April 13, 1999, the Company entered into a convertible note financing agreement in the amount of $26 million. Of this amount, GBL invested $4.3 million.

In May 1999, Glyko, Inc. acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. (OGS). The acquisition increased Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products.

The Company completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The exercise of the underwriters' over-allotment option in August 1999 raised additional net proceeds of $8.1 (675,000 shares of common stock). Through December 31, 1999 the Company had accumulated losses during its development stage of approximately $43.1 million. Based on current plans, management expects to incur further losses at least through mid-year 2002. Management believes that the Company's cash and cash equivalents and short-term investment balances at December 31,1999, will be sufficient to meet the Company's obligations through mid-year 2001.

The Company's lead product candidate, Aldurazyme(TM), has completed its initial clinical trials. The Company expects the BioMarin/Genzyme LLC to conduct a Phase III confirmatory clinical trial of Aldurazyme(TM) beginning approximately mid-year 2000. There can be no assurance that the Company's research and development efforts will be successfully completed or that its products will be shown to be safe and effective. There can be no assurance that its products will be approved for marketing by the

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

U.S. Food and Drug Administration (FDA) or any equivalent foreign government agency or that its products will be successfully commercialized or achieve any significant degree of market acceptance.

BioMarin's core technology is based on the biological applications of carbohydrate-active enzymes in therapeutic indications. In June 1997, rights to certain related technology were transferred to BioMarin by GBL in exchange for 7 million shares of BioMarin common stock (see Note 3). Certain of the Company's products rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

In order to grow significantly, the Company must expand its efforts to develop new products in pharmaceutical applications. The Company will also need to establish manufacturing capabilities and to develop marketing capabilities and/or enter into collaborative arrangements with third parties having the capacity for such manufacturing or marketing.

BioMarin's product candidates require regulatory approval by government agencies. This includes preclinical and clinical testing and approval processes in the United States and other countries. Approvals can take several years and can require substantial expenditures. There can be no assurance that difficulties or excessive costs will not be encountered by the Company in this process, which could delay or preclude the Company's marketing of its products. There can be no assurance that any of BioMarin's current or future product candidates will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, gain reasonable reimbursement levels, or be successfully marketed.

In addition, the Company is subject to a number of risks, including the need for additional financing, dependence on key personnel, small patient population, patent protection, significant competition from larger organizations, dependence on corporate partners and collaborators, and expected increased restrictions on reimbursement, as well as other changes in the healthcare industry.

Basis of Presentation--These consolidated financial statements include the accounts of BioMarin, Glyko, Inc., a wholly-owned subsidiary of BioMarin (since October 7, 1998), and BioMarin Genetics, Inc., a wholly-owned subsidiary of BioMarin formed for the purpose of the joint venture discussed in Note 8. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk--Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment or other factors related to its financial instruments.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include determination of progress to date of research and development projects in-process and the amortization period of goodwill and other intangibles.

Cash and Cash Equivalents--For the statements of cash flows, the Company treats liquid investments with original maturities of less than three months as cash and cash equivalents.

Short Term Investments--The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. These securities are recorded at cost at December 31, 1999 which approximates fair market value. These securities are comprised mainly of Federal Home Loan bank discount notes and certificates of deposit.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

Inventories--Inventories consist of analytic kits and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. All inventories at December 31, 1998 and 1999 belonged to Glyko, Inc.

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of the Company's joint venture agreement with Genzyme (Note 7 and 8), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture will be shared equally by the two parties. Losses of the joint venture ($1.8 million and $14 million for the years ended December 31, 1998 and 1999, respectively) are allocated in proportion to the funding provided by each joint venture partner. Through December 31, 1999, each joint venture partner had provided $8.3 million of funding to the joint venture.

During the years ended December 31, 1998 and 1999, the Company billed $1.7 million and $10.6 million, respectively, under the agreement, of which $837,457 and $5.3 million respectively, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed have been funded by Genzyme. At December 31, 1998 and 1999 the Company had receivables of $418,712 and $1.3 million, respectively, related to these billings.

The Company accounts for its investment in the joint venture on the equity method. Accordingly, the Company recorded a reduction in its investment in the joint venture of $884,628 and $7 million, during the years ended December 31, 1998 and 1999, respectively, representing its 50 percent share of the loss of the joint venture. The percentage of the research and development costs billed to the joint venture that was funded by the Company (50 percent, or $837,457 and $5.3 million for the years ended December 31, 1998 and 1999, respectively) was recorded as a credit to the Company's equity in the loss of the joint venture.

At December 31, 1999 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 1999 are as follows (in thousands):


          Assets                           $2,729
                                           ======
         Liabilities                        1,886
         Net Equity                           843
         -----------                       ------
                                           $2,729

        Cumulative Net loss               $15,714
                                          =======

Research and Development--Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the joint venture including clinical and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following (in thousands):

                              December 31,
                   -------------------------------
Category                  1998           1999          Estimated Useful Lives
---------------    -------------------------------  ----------------------------
Computer hardware
   and software       $   162        $     426              3 years
Office furniture
   and equipment          372            1,017              5 years
Laboratory equipment    3,469            4,083              5 years
Manufacturing
   equipment              --             4,171              5 years

Leasehold improvements  2,532           19,768        Shorter of life of assets
                                                          or lease term
                    -------------------------------
                        6,535           29,465
Less:
Accumulated
depreciation             (312)          (4,372)
                    -------------------------------
Total, net             $ 6,223         $25,093
                    ===============================

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

            Notes to Consolidated Financial Statements--(Continued)

Depreciation expense for the period March 21, 1997 (inception) to December 31, 1997, for the years ended December 31, 1998, and 1999 and for the period March 21, 1997 (inception) to December 31, 1999, was $4,790, $307,645, $4,074,000 and
$4,386,435, respectively.

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc., the Company acquired certain intangible assets including developed technology, customer relationships and goodwill.

The purchase price of $14.5 million was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets. In connection with this allocation $2.6 million was expensed as a charge for the purchase of in-process research and development. Of the $11.7 million designated as intangible assets (after the write-off of in-process research and development), $1.2 million was allocated to developed technology and amortized over six years, $73,000 was allocated to assembled work force and amortized over seven years, and $10.4 million was allocated to goodwill (customer relationships, trade name, pure business goodwill) and amortized over twelve years. In performing this allocation, the Company considered, among other factors, Glyko, Inc.'s technology research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

The Income Approach was the primary technique utilized in valuing the purchased research and development. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and estimates of management.

Revenue estimates for each in-process project were developed by management and based on an assessment of the industry. Cost of goods sold for each project are expected to be in line with historical results.

The Capital Asset Pricing Model was used to determine the cost of capital (discount rate) for Glyko, Inc.'s in-process projects. Due to the conservative nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 16 percent was used to discount cash flows from the in-process products.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

Amortization expense related to the acquisition of Glyko, Inc. was $271,274 and $1.1 million for the period October 7, 1998 (date of acquisition) to December 31, 1998, and the year ended December 31, 1999, respectively.

In connection with the purchase of the key assets of the biochemical research reagent division of Oxford Glyko Sciences or OGS, the Company acquired certain intangible assets including customer relationships and goodwill. The initial purchase price of $1.5 million was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets. In connection with this allocation, $608,549 was allocated to inventory and $891,451 was allocated to goodwill and is being amortized over seven years.


Amortization expense related to the acquisition of OGS assets for the year ended December 31, 1999, was $50,818.

Impairment of Long-Lived Assets--The Company regularly reviews long-lived assets and identifiable intangibles. Whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover its carrying value of such assets, the assets are adjusted to their fair values (based on discounted cash s flows). No such adjustment have been made during any period presented.

The Company's long-lived tangible assets consist primarily of property and equipment and its enzyme investment in the BioMarin/G LLC joint venture. The Company reviewed all of these assets together for purposes of assessing any potential impairment due to the fact that these assets will be used together to generate joint cash flows.

                 BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)


All of the Company's goodwill and other intangible assets were recorded as a result n of the Company's acquisitio of Glyko, Inc. and Glyko, Inc.'s purchase of the key l assets of the biochemica research reagent division of OGS. The Company assessed any possible impairment taking into regard all future cash flows to be generated from the intangible assets acquired, including developed technology assembled work force, customer lists and goodwill.

Accrued  Liabilities:   accrued  liabilities  consisted  of  the  following  (in
thousands)

                                                 December 31,
                                        -----------------------------
                                            1998              1999
                                        -------------   -------------
          Vacation                         $     123        $    386
          Construction in progress                --             882
          Other                                  517             798
                                         -------------   ------------

                      Total                $     640        $  1,966
                                         =============   ============

Revenue Recognition--The Company recognizes Glyko, Inc.'s product revenues and related cost of sales upon shipment of products. Glyko, Inc.'s service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other Glyko, Inc. revenues, principally licensing, distribution and development fees, are recognized upon our satisfaction of our contractual obligations such as 1) execution of contract; 2) certain milestones; and 3) certain anniversary dates from the effective date of the contract.

Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Net Income (Loss) per Share--Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average of common stock outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses, such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities (in thousands):

                                                   December 31,
                                      ------------------------------------
                                          1997         1998         1999
                                      ------------ ------------ ----------
Options to purchase common stock
                                             297        2,801       5,450
Warrants to purchase common stock            802          802         802
                                      ------------ ------------ ----------
              Total                        1,099        3,603       6,252
                                      ============ ============ ==========

Segment Reporting--For the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products. The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are, and will continue to be, immaterial with respect to the Company's overall activities and, thus, disclosure of segment information is not required.

New Accounting Standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and such adoption is not expected to have a material effect on the Company's consolidate results of operations and financial position.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)


2.   BRIDGE LOANS:

In the third quarter of 1997, the Company drew upon a bridge loan from certain stockholders in the amount of $880,000. This bridge loan was converted into 880,000 shares of common stock in the fourth quarter of 1997.

3.   STOCKHOLDERS' EQUITY:

Common Stock and Warrants--On March 21, 1997, BioMarin's parent company, GBL, provided initial equity funding by purchasing 1.5 million shares of common stock for $1.5 million.

BioMarin and GBL have entered into a License Agreement dated June 26, 1997, pursuant to which GBL granted BioMarin an exclusive, worldwide, perpetual, irrevocable, royalty-free right and license to certain of its worldwide patents, trade secrets, copyrights, and other proprietary rights to all know-how, processes, formulae, concepts, data, and other such intellectual property, whether patented or not, owned or licensed by GBL and its subsidiaries as of the date of the license agreement for application in therapeutic uses, including without limitation, drug discovery and genomics. As consideration for this license, BioMarin issued to GBL 7.0 million shares of BioMarin common stock. Under the same License Agreement, BioMarin granted GBL an exclusive, worldwide, perpetual, irrevocable, royalty-free cross-license to all improvements BioMarin may make upon the licensed intellectual property. As this transaction was between the Company and its parent, the Company recorded the license at its historical cost on GBL's financial statements, which was zero.

In the fourth quarter of 1997, 880,000 shares of common stock were issued to stockholders to retire an $880,000 bridge loan.

As disclosed in the accompanying statements of stockholders' equity, the Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the chief executive officer and chairman of the board is affiliated (see Note 7) was issued a total of 899,500 shares (valued at $1,389,500) and warrants (valued at $128,240) to purchase an additional 801,500 shares of common stock at an exercise price of $1 per share. These issuances were made for brokerage services rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants expire on various dates in 2001.

The Company completed its initial public offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme invested in the Company $10 million at the IPO price (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The underwriters' exercise of its over-allotment option in August 1999 raised additional net proceeds of $8.1 million (675,000 shares of common stock).

Notes Receivable from Stockholders--Notes receivable from stockholders relate to
2.5 million shares of common stock issued in October 1997 to three executive officers under the terms of the Founder's Stock Purchase Agreement (the Agreement). These notes bear interest at 6 percent per annum, and are due on September 30, 2000, or on the date of the employee's termination, whichever is earlier. The notes are secured by the underlying stock and are with full recourse. Interest was imputed at nine percent, resulting in an interest discount and related deferred compensation of $200,000, which is being amortized over the life of the notes. Amortization expense for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999, and for the period from March 21, 1997 (inception), to December 31, 1999, was $0, $66,667, $150,000, and $216,667, respectively. In the event that their employment is terminated by the Company, the Company has the obligation, if requested by the officer, to repurchase any or all of the shares issued under the Agreement at the lower of the original purchase price or the current market value of the shares. In the event one of these officers ceases to be an employee, the Company has the right, but not the obligation, to repurchase the unvested portion of the shares at their original purchase price. Pursuant to the terms of the Agreement, 50% of the shares vest after one year from the date of employment, with the remainder vesting at a rate of 1/24th month thereafter.

Deferred Compensation--In connection with certain stock option grants during the years ended December 31, 1998 and 1999, the Company recognized deferred compensation totaling $3,222,816 and $633,944, respectively, which is being amortized over the four-year estimated service periods of the grantees. Amortization expense recognized during the years ended December 31, 1998 and 1999, was $185,405 and $1,297,565, respectively.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

4.   INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company's primary temporary differences relate to items expensed for financial reporting purposes but not currently deductible for income tax purposes consisting primarily of depreciable lives for property and equipment.

As of December 31, 1999, net operating loss carryforwards are approximately $49.6 million and $39.3 million for federal and California income tax purposes, respectively. These net operating loss carryforwards, including net operating losses of $12.5 million and $5.8 million for federal and California purposes, respectively, related to Glyko, Inc. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes, if any, of approximately $2.2 million and $1.3 million, respectively, at December 31, 1999. These credits include credits related to Glyko, Inc. of approximately $548,000 and $266,000 for federal and California purposes, respectively. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

The net operating loss carryforwards and research and development credits related to Glyko, Inc. as of October 7, 1998, can only be utilized to offset future taxable income and tax, respectively, if any, of Glyko, Inc. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including sale of equity securities and other changes in ownership. The acquisition of Glyko, Inc. and the related issuance of stock represented a change of ownership under these provisions. There can be no assurance that the Company will be able to utilize net operating loss carryforwards and credits before expiration.

Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end. The Company has a cumulative net operating loss carryforward since inception, resulting in net deferred tax assets. A valuation allowance is placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.

5.   STOCK OPTION PLANS:

The Company's 1997 Stock Option Plan (the Plan) provides for the grant of incentive common stock options and nonstatutory common stock options to employees, directors, and consultants of the Company. The maximum aggregate number of shares that may be optioned and sold under the Plan is 6,392,617 shares as of December 31, 1999. Options currently outstanding generally have vesting schedules of up to four years and options terminate after five to ten years or 90 days after termination of employment or contract.

Had compensation cost for the Plan been determined consistent with SFAS No. 123 for option grants to employees, the effect on the Company's net loss would have been as follwos (in thousands, except for per share data):

                                     Period from                                               Period from
                                     March 21, 1997                                            March 21, 1997
                                    (inception) to                                           (inception) to
                                     December 31,               Year Ended December 31,        December 31,
                                         1997                  1998               1999              1999
                                   -----------------    ------------------ ------------------  ---------------
Net loss as reported                     $ (2,763)           $ (12,314)         $ (28,072)      $   (43,149)

Pro forma effect of SFAS No. 123               (1)                (468)            (1,734)           (2,203)
                                   -----------------   ------------------- ------------------ ----------------
Pro forma net loss                       $ (2,764)           $ (12,782)         $ (29,806)      $   (45,352)

                                   =================   =================== ================== ================
                                         $  (0.34)           $   (0.55)         $   (0.94)      $     (2.04)
Net loss per common share
   as reported                     =================   =================== ================== ================

Pro forma loss per common share          $   (0.34)          $   (0.57)         $  (1.00)       $     (2.14)
                                   =================   =================== ================== ================


                                             BioMarin Pharmaceutical Inc. and Subsidiaries
                                                     (a development-stage company)

                                        Notes to Consolidated Financial Statements--(Continued)


A summary of the status of the Company's stock option plan is as follows:

                                                                  Weighted
                                                                  Average         Exercisable  Weighted Average Fair
                                                                  Exercise         at End of      Value of Options
                                              Option Shares        Price            Year             Granted
                                           -------------------- -------------    ------------- ------------------------
       Outstanding at March 21, 1997             --               $      --
               Granted                          297,000                 1.00                        $0.22
               Canceled                          --                      --
                                           --------------------
       Outstanding at December 31, 1997         297,000                   1.00        232,000
                                                                                 =============
               Granted                        2,507,660                   4.18                      $2.40
               Exercised                         (1,973)                  1.00
               Canceled                          (1,447)                  1.00
                                           --------------------
       Outstanding at December 31, 1998       2,801,240                   3.85        761,609
                                                                                 =============
               Granted                       2,877,430                    11.35                     $8.80
               Exercised                       (40,148)                    3.69
               Canceled                       (188,536)                    9.28
                                          --------------------    -------------
       Outstanding at December 31, 1999      5,449,986             $       7.59    1,922,041
                                                                                 =============


There were 2,198,760 and 900,510 options available for grant under the Plan at December 31, 1998 and 1999, respectively.

As of December 31, 1999, the 5,449,986 options outstanding consisted of the following:

                                                                       Number of
         Number of Options       Exercise        Weighted Average       Options
            Outstanding           Price          Contractual Life    Exercisable
       ----------------------- ------------- -----------------------------------
          415,850                   1.00                    2.88         368,683
          237,313                   2.30                    2.25         188,094
        1,523,000                   4.00                    8.10         854,167
          587,555                   6.00                    3.75         194,115
          849,780                   7.00                    4.34         270,211
           36,750                   8.50                    4.16           7,500
          688,242                  12.75                    5.00             --
           30,500                  12.88                    4.93             --
          422,500                  13.00                    4.52          36,979
           15,000                  13.06                    4.92             --
           15,000                  13.38                    4.95             --
           78,000                  13.50                    4.94             --
           18,000                  13.56                    5.01             --
           12,500                  14.06                    4.86             --
           22,500                  14.78                    4.85             --
           12,500                  15.19                    4.84             --
          474,996                  15.38                    4.71           2,292
           10,000                  16.06                    4.80             --
       ----------                                                     ----------
       5,449,986                                                       1,922,041
       ==========                                                     ==========

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998, and through July 22, 1999: risk-free interest rates ranging from 5.2 to 6.2 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 38 percent.

6.   COMMITMENTS AND CONTINGENCIES:


Lease Commitments--The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2009. Future minimum lease payments for the years ended December 31 are as follows (in thousands):


            2000.................               $1,307
            2001..................               1,151
            2002..................               1,037
            2003.................                  857
            2004..................                 485
            Thereafter...........                1,853
                                               -------
                      Total.....               $6,690
                                               =======

Rent expense for the period from March 21, 1997 (inception) to December 31, 1997, the years ended December 31, 1998 and 1999, and for the period from March 21, 1997 (inception), to December 31, 1999, was $34,613, $380,187, $1,069,595
and $1,484,395, respectively.

Research and Development Funding and Technology Licenses--The Company uses experts and laboratories at universities and other institutions to perform research and development activities. Funding commitments to these institutions for the year ended December 31 are as follows (in thousands):

            2000..................               $ 615
            2001..................                 100
            2002..................                 100
            2003..................                 100
            2004..................                 100
                                              ---------
                       Total.....              $ 1,015
                                              =========

The Company has also licensed technology from certain institutions, for which it is required to pay a royalty upon future sales, subject to certain annual minimums.

Consulting Agreements--BioMarin had agreements with two consultants whereby the consultants were paid cash and granted common stock options in exchange for services. Options for 206,000 shares of common stock were granted in satisfaction for these services. These options were valued at $35,020 and were expensed during the period from March 21, 1997 (inception), through December 31, 1997.

Product Liability and Lack of Insurance--The Company is subject to the risk of exposure to product liability claims in the event that the use of its technology results in adverse effects during testing or commercial sale. The BioMarin/Genzyme LLC does carry product liability insurance to cover the clinical trials of Aldurazyme(TM). At December 31, 1999, BioMarin had no other product candidate in human clinical trials. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

7.   RELATED-PARTY TRANSACTIONS:

BioMarin had contractual agreements for office space and certain administrative, research, and development functions with Glyko, Inc. prior to the acquisition date of October 7, 1998. BioMarin reimbursed Glyko, Inc. for rent, salaries and related benefits, and other administrative costs. Glyko, Inc. also reimbursed BioMarin for salaries and related benefits.

Reimbursement of expenses (in thousands):



                                                              Paid from         Paid from
                                                             Glyko, Inc. to    BioMarin to
                                                                BioMarin       Glyko, Inc.     Net, to Glyko, Inc.
                                                           ----------------  -------------  ---------------------
March 21, 1997 (inception) to December 31, 1997                  $    133        $    374        $           241
Year ended December 31, 1998                                           75             298                    223
Year ended December 31, 1999                                           68             335                    267
                                                            ----------------  -------------   -------------------
March 21, 1997 (inception) to December 31, 1999                       276           1,007                    731
                                                            ================  =============   ===================

BioMarin also purchased products and services from Glyko, Inc. at a changing discount, which approximated market conditions. This is the same discount that Glyko grants to any other company that it treats as a distributor. Purchases of products and services from Glyko, Inc. from March 21, 1997 (inception) to October 8, 1998 (Glyko, Inc. acquisition), were $160,455.

In the fourth quarter of 1998 and during 1999, BioMarin loaned to Glyko, Inc. $200,000 and $401,493, respectively, to fund its operations. As of December 31, 1999, Glyko, Inc. owed $2,855,434 to BioMarin and BioMarin owed $52,528 to Glyko, Inc. These amounts have been eliminated upon consolidation.

As discussed in Note 3, during August 1997, the Company entered into an agency agreement with an entity with which the chief executive officer/chairman of the board is affiliated. During June 1998, the Company entered into a second agency agreement. The Company issued a total of 899,500 shares of common stock and warrants to purchase another 801,500 shares of common stock to this entity and its affiliates for brokerage services pursuant to the terms of these agreements, also discussed in Note 3.

On April 13,  1999,  the  Company  entered  into a  convertible  note  financing agreement in the amount of $26.0 million. Of this amount GBL purchased $4.3 million worth of such notes and LaMont Asset Management SA (LAM) purchased $9.7 million. A director of the Company is also the chairman of LAM. The Company also entered into an agency agreement with LAM pursuant to which the Company agreed to pay LAM a five percent cash commission on sales to certain note purchasers. On July 23, 1999, concurrent with the Company's IPO, BioMarin's convertible notes payable (including accrued interest) were converted into 2,672,020 shares of BioMarin's common stock at $10 per share. GBL's $4.3 million convertible note plus interest was converted to 441,911 shares and LAM's $9.7 million convertible note plus interest was converted to 996,869 shares.

Since October 8, 1998, GBL has agreed to pay BioMarin a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. BioMarin had accrued receivables relating to these services for GBL of $27,152 and $37,500 for the years ended December 31, 1998 and 1999, respectively.

At December 31, 1997, 1998 and 1999, the Company had recorded amounts due from GBL of $79,607, $114,005 and $139,571, respectively (including the amounts discussed above.)

Due to the terms of the collaborative agreement with Genzyme outlined in Note 8, Genzyme is considered a related party. See also Notes 1 and 8 for Genzyme related party transactions.

8.   COLLABORATIVE AGREEMENTS:

Genzyme--Effective September 4, 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme(TM) to treat MPS-I. In conjunction with the formation of the joint venture, the Company established a wholly owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

Under the Collaboration Agreement, BioMarin and Genzyme are each required to make capital contributions to the joint venture in an amount equal to 50 percent of costs and expenses associated with the development and commercialization of Aldurazyme(TM). The parties also agree to share the profits equally from such commercialization. In addition, Genzyme purchased 1,333,333 shares of BioMarin common stock at $6 per share in a private placement for proceeds of $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of BioMarin common stock at the IPO price for an additional $10.0 million. Genzyme has also agreed to pay BioMarin $12.1 million in cash upon FDA approval of the biologics license application (BLA) for Aldurazyme(TM).

Other Agreements--The Company is engaged in research and development collaborations with various academic institutions, commercial research groups, and other entities. The agreements provide for sponsorship of research and development by the Company and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements are terminable for cause by either party upon 90 days' written notice.

9.   COMPENSATION PLANS:

Employment Agreements--The Company has entered into employment agreements with seven officers of the Company. All of these agreements are terminable without cause by the Company upon six months' prior notice, or by the officer upon three months' prior written notice to the Company, with the Company obligated to pay salary and benefits hereunder until such termination. The annual salaries committed to under these agreements total approximately $1.6 million. In addition, three of the agreements provide for the payment of an annual cash bonus of up to 100 percent of the base annual salary of the three officers based upon the Company's market capitalization.

401(k) Plan--The Company participates in the Glyko Retirement Savings Plan (the 401(k) Plan). At January 1, 2000, the plan was renamed the BioMarin Retirement Savings Plan. Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1 or October 1. Participants may contribute up to 15 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan but does not currently match or make contributions to employee accounts.

1997 Stock Plan--In November 1997, the Board adopted, and in April 1998, the stockholders approved, the 1997 Stock Plan (the 1997 Plan), which provided for the reservation of a total of 3,000,000 shares of common stock for issuance under the 1997 Plan. In December 1998, the Board adopted, and in January 1999, the stockholders approved, an amendment to the 1997 Plan to increase the number of shares reserved for issuance under it to an aggregate of 5,000,000 and to add an "evergreen provision" providing for an annual increase in the number of shares which may be optioned or sold under the 1997 Plan without need for additional Board or stockholder action to approve such increase (which increase shall be the lesser of 4 percent of the then-outstanding capital stock, 2,000,000 shares, or a lower amount set by the Board). As of December 31, 1999, the number of shares reserved for issuance was an aggregate of 6,392,617 under the 1997 Plan. The 1997 Plan provides for the grant of stock options and the issuance of common stock by the Company to its employees, officers, directors, and consultants.

During the year ended December 31, 1999, the Board granted 2,877,430 stock options under the 1997 Plan to employees and directors of the Company at an average exercise price of $11.35 per share. The Company's management estimates that these stock option prices reflected current fair value at the time of the grant.

1998 Employee Stock Purchase Plan--In December 1998 the Board adopted, and in January 1999 the stockholders approved, the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan). A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 1999, $87,337 has been withheld from employees' salaries and no shares have been issued under the 1998 Purchase Plan.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)


1998 Director Option Plan--The 1998 Director Option Plan (the Director Plan) was adopted by the Board of Directors in December 1998 and approved by the stockholders in January 1999. The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 200,000 shares of Company common stock, plus an annual increase equal to the number of shares needed to restore the maximum aggregate number of shares available for sale under the Director Plan or the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board, have been reserved for issuance under the Director Plan. As of December 1999, options to purchase 90,000 shares were granted under the Director Plan.

10.   SUPPLEMENTAL CASH FLOW INFORMATION:

The following non-cash transactions took place in the periods presented (in thousands):

                                                   Period from March                                        Period from March
                                                       21, 1997                                                 21, 1997
                                                    (Inception) to                                           (Inception) to
                                                     December 31,           Year Ended December 31,           December 31,
                                                                        --------------------------------
                                                         1997                1998             1999                1999
                                                  --------------------  ---------------   --------------   --------------------
Common stock issued in exchange for notes          $          20,500      $           -     $        -       $       20,500
Compensation in the form of common stock
  and common stock options                                        18                  -              -                   18
Common stock and common stock warrants
  issued in exchange for brokerage services                      930                588              -                1,518
Bridge loan converted to common stock                            880                  -              -                  880
Common stock issued upon conversion of                             -
  convertible notes plus interest                                  -                  -         25,615               25,615


11.   GLYKO, INC.:

On October 7, 1998, the Company entered into an agreement to acquire all of the outstanding stock of its affiliate, Glyko, Inc. from GBL. The total consideration for the acquisition was $14.5 million , comprising of 2,259,039 shares of common stock of the Company, valued at $6.00 per share, the assumption of options held by certain Glyko, Inc. employees to purchase shares of GBL's common stock, which would require 255,540 shares of the Company's common stock to be issued if fully exercised, and $500 in cash. The acquisition was accounted for as a purchase.

The unaudited pro forma results of operation for the periods presented below are presented as if this acquisition of Glyko, Inc. had occurred on March 21, 1997 and January 1, 1998, respectively (in thousands):



                                          Period from
                                          March 21, 1997
                                          (Inception) to       Year ended
                                        December 31, 1997     December 31, 1998
                                       -------------------   -------------------
Revenues                                  $       1,996                $  2,530
Loss from operations                             (6,028)                (13,044)
Net loss                                         (5,954)                (12,380)
Net loss per share, basic and diluted             (0.57)                  (0.51)
Weighed average number of common
  shares outstandingn                            10,464                  24,214


In May 1999, Glyko, Inc. acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. (OGS). The acquisition increased Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products. Had this acquisition been made on January 1, 1999, the impact on the consolidated net loss as reported would have been insignificant.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

             Notes to Consolidated Financial Statements--(Continued)

12. SUBSEQUENT EVENT

In the first quarter of 2000, BioMarin made a provision of approximately $4.7 million for the suspension of production operations at its Carson Street clinical manufacturing facility. The facility was not required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of clinical material both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on FDA guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and BLA submission and for commercial production. The Carson Street facility is expected to complete its final production lots in May. No alternative requirements for production in Carson Street have been identified for the near term. BioMarin has made offers to a majority of the staff at the Carson Street facility, which is in Torrance, California, to transfer to the Galli facility in Novato, California, which has significantly greater manufacturing capacity.