Form 10-Q
period 2000-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2000-05-15
CIK 1048477

                                  United States
                       Securities and Exchange Commission


                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000 [ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _________.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No_____ APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,354,921shares common stock, par value $0.001, outstanding as of April 30, 2000.

                          BIOMARIN PHARMACEUTICAL INC.


                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).


Consolidated Balance Sheets..................................................2
Consolidated Statements of Operations........................................3
Consolidated Statements of Cash Flows........................................4
Notes to Consolidated Financial  Statements..................................5

Item 2.   Management's Discussion and Analysis...............................7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.........12



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..................................................23

Item 2.  Changes in Securities and Uses of Proceeds.........................23

Item 3.  Defaults upon Senior Securities....................................23

Item 4.  Submission of Matters to a Vote of Security Holders................23

Item 5.  Other Information..................................................23

Item 6.  Exhibits and Reports on Form 8-K...................................24

SIGNATURE...................................................................26

                          PART 1. FINANCIAL INFORMATION

                    Item 1. Financial Statements (Unaudited)
                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                        Consolidated Balance Sheets as of
                      December 31, 1999 and March 31, 2000

                                  ($ Thousands)

                                              December 31,          March 31,
                                                  1999                2000
                                      -------------------      -----------------
                                                                  (unaudited)
Assets
Current assets:
  Cash and cash equivalents               $     23,413           $      40,675
  Short-term investments                        39,573                  14,999
  Accounts receivable, net                       1,047                   1,109
  Due from Glyko Biomedical Ltd.                   139                     163
  Due from BioMarin/Genzyme LLC                  1,280                   3,734
  Inventories                                      676                     647
  Prepaid expenses                                 294                     225
                                      -------------------      -----------------
      Total current assets                      66,422                  61,552
Property, plant and equipment, net              25,093                  20,743
Goodwill and other intangible assets            11,462                  11,159
Investment in BioMarin/Genzyme LLC                 421                     790
Deposits                                           151                     246
                                      -------------------      -----------------
      Total assets                        $    103,549            $     94,490
                                      ===================      =================


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                        $     3,095             $      1,367
  Accrued liabilities                           1,966                    3,289
  Notes payable - short-term                       26                       26
                                      -------------------      -----------------
      Total current liabilities                 5,087                    4,682

Long-term liabilities:
  Long-term portion of notes payable               85                       77
                                      -------------------      -----------------

      Total liabilities                         5,172                    4,759
                                      -------------------      -----------------


Stockholders' equity:
  Common  stock,  $0.001  par  value:
   75,000,000   Authorized  34,832,578
   and 35,305,921  shares issued and
   outstanding at December 31, 1999
   and March 31, 2000, respectively                 35                       35
  Additional paid-in capital                   146,592                  149,412
  Common stock warrants and options                128                      128
  Deferred compensation                         (2,591)                  (2,322)
  Notes from stockholders                       (2,638)                  (2,638)
  Deficit accumulated during the
   development stage                           (43,149)                 (54,884)
                                      -------------------      -----------------

      Total stockholders' equity                98,377                   89,731
                                      -------------------      -----------------

      Total liabilities and
        stockholders' equity           $       103,549            $      94,490
                                      ===================      =================

              The accompanying notes are an integral part of these
                                  statements.


                                                BioMarin Pharmaceutical Inc. and Subsidiaries
                                                        (a development-stage company)



                                                    Consolidated Statements of Operations
                                      for the Three-Month Periods Ended March 31, 1999 and 2000 and for
                                         the Period from March 21, 1997 (inception) to March 31, 2000
                                                  ($ Thousands, except for per share data)

                                                                                              For the period
                                                                                              March 21, 1997
                                                        Three Months Ended March 31,         (inception), to
                                                  --------------------------------------        March 31,
                                                         1999                2000                 2000
                                                  -------------------- ------------------  --------------------
                                                       (unaudited)         (unaudited)          (unaudited)
   Revenues:
     Revenues - products                               $    202           $      469          $     2,008
     Revenues - services                                     47                   50                  247
     Revenues from joint venture                            746                2,756                8,893
     Revenues - other                                       109                   23                  316
                                                  -------------------- ------------------  --------------------
         Total revenues:                                  1,104                3,298               11,464

   Operating Costs and Expenses:
     Cost of products                                        84                  148                  559
     Cost of services                                        18                   33                  194
     Research and development                             3,892                8,663               48,285
     Selling, general and administrative                  1,693                1,996               13,247
     Carson Street closure                                   -                 4,423                4,423
                                                  -------------------- ------------------  --------------------
         Total operating costs and expenses               5,687               15,263               66,708

         Loss from operations                            (4,583)             (11,965)             (55,244)

Interest income                                             154                  788                3,370
Interest expense                                             -                    (2)                (734)
Equity in loss of BioMarin/Genzyme LLC                     (180)                (557)              (2,277)
                                                -------------------- ------------------  --------------------
         Net loss                                        (4,609)             (11,736)             (54,885)
                                                ==================== ==================  ====================

Net  loss per share, basic and diluted             $      (0.18)            $  (0.34)              $(2.46)
                                                ==================== ==================  ====================

Weighted average common shares outstanding               26,176               35,015               22,302
                                                ==================== ==================  ====================




     The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Cash Flows
           For the Three-Month Periods Ended March 31, 1999 and 2000,
      and for the Period from March 21, 1997 (inception) to March 31, 2000


                                                                        Period from
                                                                        March 21, 1997
                                                Three Months Ended      (inception) to
                                                    March 31,             March 31,
                                               1999           2000          2000
                                           ------------   ------------  ------------
Cash flows from operating activities:
   Net loss                                   $ (4,609)     $ (11,736)    $ (54,885)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation                                 420          1,163         5,550
      Amortization of deferred compensation        298            268         1,794
      Amortization of goodwill                     271            303         1,717
      Compensation in the form of common stock
         and common stock options                    -              -            18
      Loss from BioMarin/Genzyme LLC               180          3,304        10,324
      Write off of in-process technology             -              -         2,625
      Carson Street closure                          -          4,423         4,423
   Changed in operating assets and liabilities:
      Accounts receivable                          (36)           (62)       (1,109)
      Due from Glyko Biomedical Ltd.                (5)           (24)         (162)
      Due from BioMarin/Genzyme LLC               (210)        (2,453)       (3,733)
      Inventories                                   12             29           (48)
      Prepaid expenses                             (30)            69          (224)
      Deposits                                     (10)           (95)         (246)
      Accounts payable                            (560)        (1,728)        1,366
      Accrued liabilities                          184            696         2,662
                                           ------------   ------------  ------------
   Total adjustments                               514          5,893        24,957
                                           ------------   ------------  ------------
      Net cash used in operating activities     (4,095)        (5,843)      (29,928)

Cash flows from investing activities:
   Purchase of property and equipment           (2,781)          (608)      (30,087)
   Purchase of Biochemical Research Reagent
     Division of Oxford Glycosciences                -              -        (1,500)
   Investment in BioMarin/Genzyme LLC             (642)        (3,674)      (11,115)
   Sale/(purchase) of short-term investments     1,722         24,574       (14,999)
                                           ------------   ------------  ------------
      Net cash provided by (used in)
        investing activities                    (1,701)        20,292       (57,701)

Cash flows from financing activities:
   Proceeds from note payable                        -              -           134
   Bridge loan                                       -              -           880
   Proceeds from issuance of convertible
     notes payable                                   -              -        25,615
   Accrued interest on notes receivable
     from stockholders                             (37)             -          (188)
   Proceeds from exercise of common
     stock options                                   -          2,821         2,969
   Repayment of equipment loan                      (6)            (8)          (32)
   Proceeds from sale of common stock,
     net of issuance costs                           -              -        98,926
                                           ------------   ------------  ------------
      Net cash provided by
        (used in) financing activities             (43)         2,813       128,304
                                           ------------   ------------  ------------

Net increase (decrease)in cash and
  cash equivalents                              (5,839)        17,262        40,675
Cash and cash equivalents,
  beginning of period                            9,414         23,413             -
                                           ------------   ------------  ------------
Cash and cash equivalents, end of period       $ 3,575       $ 40,675      $ 40,675
                                           ============   ============  ============


    The accompanying  notes are an  integral  part of these
                             statements.

                 BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                         (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.    BASIS OF PRESENTATION:
      ----------------------

BioMarin Pharmaceutical Inc. (BioMarin or Company) is a publicly-traded (Nasdaq National Market and SWX New Market: BMRN) biopharmaceutical company specializing in the development of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory and clinical scale manufacturing facilities, clinical manufacturing, and related administrative activities. BioMarin was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). The Company was funded by GBL and began operations on March 21, 1997 (inception). In October 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL, in a transaction valued at $14.5 million.

The Company completed its Initial Public Offering (IPO) of 4.5 million shares of common stock at $13.00 per share on July 23, 1999, raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme invested $10 million at the IPO price of $13 per share (769,230 shares of common stock). In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The underwriters' over-allotment exercise of 675,000 shares in August 1999 raised additional net proceeds of $8.1 million at the IPO price.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Form 10-K Annual Report.

2.       SIGNIFICANT ACCOUNTING POLICIES:
         --------------------------------

Use of Estimates

The  preparation of the  Company's   financial  statements  in conformity  with
generally accepted  accounting  principles requires management to  make  certain
estimates  and  assumptions  that  effect the  reported amounts   of assets and
liabilities  and the  disclosure  of contingent assets  and  liabilities  at the
dates of the financial  statements  and  the reported   amounts of revenues and
expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less.

Short-term Investments

The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. These securities are recorded at March 31, 2000 at cost, which approximates fair market value. These securities are comprised mainly of Federal Agency investments including Federal National Mortgage and Federal Home Loans and bank certificates of deposit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following ($ thousands):

                                                 December 31,              March 31,           Estimated
                                                    1999                    2000              Useful Lives
                                             ------------------     ------------------    ------------------
Computer hardware and software                  $      426             $       429              3 years
Office furniture and equipment                       1,017                     899              5 years
Manufacturing/laboratory equipment                   8,254                   7,309              5 years
Leasehold improvements                              19,768                  16,623         Shorter of life of
                                                                                          asset or lease term
                                             ------------------     ------------------
                                                    29,465                  25,260
Less:  Accumulated depreciation                     (4,372)                 (4,517)

                                             ------------------     ------------------
                Total, net                       $  25,093             $    20,743
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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average of common stock outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses, such potential common shares are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less.


3.    CARSON STREET CLOSURE:
      ----------------------

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision, the Company recorded a charge of approximately $4.4 million for the closure of
its  Carson  Street  clinical  manufacturing facility.   The  facility  was  no
longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme(TM) both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics
license   application   submission  and  for  commercial production.  The Carson
Street facility is expected to complete its final production lots in May. The Company expects that a majority of its technical staff at the Carson Street facility in Torrance, California will transfer to the Galli Drive facility in Novato, California, which has significantly greater manufacturing capacity. The charge primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

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

We have incurred net losses since inception and had an accumulated deficit through March 31, 2000 of $54.9 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least through 2001.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is Aldurazyme(TM), alronidase for injection, (recombinant human (alpha)-L-iduronidase), which is undergoing clinical trials for use in enzyme replacement therapy for Mucopolysaccharridosis-I or MPS-I. Our financial results may vary depending on many factors, including:

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

Results of Operations

The Quarters Ended March 31, 2000 and 1999

Revenues for the first quarter of 2000 totaled $3.3 million compared to revenues of $1.1 million in the first quarter of 1999. First quarter 2000 revenues included $2.8 million for services provided to the joint venture for Aldurazyme(TM) compared to $746,000 in the same period in 1999. The increase was primarily the result of increased services provided to the joint venture for the start-up of manufacturing operations in the Galli Drive facility in preparation for the supply of clinical trial material while also running the Carson Street facility. First quarter 2000 revenues also included $519,000 generated by Glyko, Inc. compared to $249,000 for the first quarter of 1999. Glyko's external revenues for products and services for the first quarter of 2000 were up 108% in comparison to the first quarter of 1999 as a result of product sales from the biochemical reagents business of Oxford GlycoScience Plc. (LSE: OGS), which was acquired in May 1999. Other revenues decreased from $109,000 in the first quarter of 1999 to $23,000 in the first quarter of 2000 due to the reduction in governmental grant revenue for Glyko, Inc. programs.

Cost of products and cost of services related to Glyko, Inc. operations were $181,000 in the first quarter of 2000 and were $102,000 in the comparable period of 1999. Glyko's total external product and service costs as a percent of the sales of products and services were 35% in the first quarter of 2000 and 41% in the first quarter of 1999. The improvement was due to a favorable mix, with a greater percentage of higher margin product sales.

Research and development expenses for the first quarter of 2000 increased by $4.8 million from $3.9 million in the first quarter of 1999 to $8.7 million in the first quarter of 2000. This increase was due primarily to increased activities in support of the joint venture for Aldurazyme(TM) and in support of the Company's enzyme product candidates for MPS-VI and burn debridement.

Selling, general and administrative expenses increased from $1.7 million in the first quarter of 1999 to $2.0 million in the first quarter of 2000 due to increased administrative staff expenses to support expanded operations and expenses associated with its new status as a publicly traded company.

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision, the Company recorded a charge of approximately $4.4 million for the closure of
its  Carson  Street  clinical  manufacturing facility.   The  facility  was  no
longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme(TM) both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics
license   application   submission  and  for  commercial production.  The Carson
Street facility is expected to complete its final production lots in May. The Company expects that a majority of its technical staff at the Carson Street facility in Torrance, California will transfer to the Galli Drive facility in Novato, California, which has significantly greater manufacturing capacity. The charge primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

The Company's equity in the loss of its joint venture with Genzyme was $557,000 for the first quarter 2000 compared to $180,000 for the same period of 1999.

Interest income increased by $634,000 from $154,000 in the first quarter of 1999 to $788,000 in the first quarter of 2000 due to increased cash reserves resulting from the initial public offering on July 23, 1999, a concurrent investment by Genzyme, and a convertible note financing in April 1999.

Net loss of $4.6 million ($0.18 per share) in the first quarter of 1999 increased to $11.7 million ($0.34 per share) in the comparable period of 2000.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $124 million after the IPO and concurrent Genzyme investment. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, in the sale of promissory notes convertible into common stock, in an investment of $8.0 million by Genzyme as part of our joint venture with them, in an initial public offering including the underwriters' over-allotment exercise and in the concurrent $10 million Genzyme investment in our Company.

Our combined cash, cash equivalents and short-term investments totaled $55.7 million at March 31, 2000, a decrease of $7.3 million from December 31, 1999. The primary use of cash during the quarter ended March 31, 2000 was to finance operations, fund to the joint venture and to purchase equipment and leasehold improvements. The primary source of cash was the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan. For the quarter ended March 31, 2000, operations used $5.7 million, we invested $3.7 million in the joint venture (which was consumed in joint venture operations), we purchased $0.7 million of equipment and leasehold improvements and we raised $2.8 million from the exercise of stock options.

From our inception through March 31, 2000, we have purchased approximately $30.2 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

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

As of March 31, 2000, we had expended to date approximately $800,000 on the in-process research and development projects and $875,000 on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $310,000 in incremental direct expense to complete the analytic projects in phases over approximately 12 months. We expect to spend approximately $850,000 to complete the diagnostic projects in phases to be completed within the next 18 months. None of these projects have been terminated to date.

Since the acquisition of these in-process research and development projects one year ago, there have been no subsequent developments which indicate that the completion and commercialization of either of the projects are less likely to be completed on the original planned schedule or less likely to be a commercial success.

We have made and plan to make substantial commitments to capital projects, including expanding the Aldurazyme(TM) manufacturing facility in Novato and developing new research and development facilities in Novato.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme(TM) for the treatment of MPS-I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the IPO. Genzyme has committed to pay us an additional $12.1 million upon approval of the biologics license application for Aldurazyme(TM).

On October 7, 1998, we purchased Glyko, Inc. from GBL for an aggregate purchase price of $14.5 million. The purchase price was paid by 2,259,039 shares of our common stock, our assumption of certain stock options held by Glyko, Inc. employees which were exercisable into a maximum of 255,540 shares of our common stock and $500 in cash.

On April 13, 1999, we sold a total of $26.0 million of convertible promissory notes. The notes plus accrued interest were converted into 2,672,020 shares of our common stock at a conversion price of $10.00 per share concurrent with the IPO.

In May 1999, Glyko, Inc. acquired key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. The acquisition was made to increase Glyko, Inc.'s product offerings and was valued from $1.5 million to $2.1 million, depending on the future sales of the acquired products.

In July 1999, we completed our initial public offering of 4.5 million shares of our common stock at $13 per share raising net proceeds of approximately $51.8 million. In a private placement concurrent with the IPO, Genzyme purchased $10 million of our common stock (769,230 shares) at the IPO price of $13.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 raising additional net proceeds of $8.1 million.

We expect our current funds to last at least through mid-year 2001. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

     .    The sale of equity securities

     .    Equipment-based financing

     .    Collaborative agreements with corporate partners

We do not expect to generate positive internal cash flow for at least through 2001 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

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

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of March 31, 2000, we had an accumulated deficit of approximately $54.9 million. We expect to continue to operate at a net loss at least through 2002. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, then we may be unable to continue our operations.

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

     o The progress, timing and scope of our preclinical studies and clinical trials

     o    The time and cost necessary to obtain regulatory approvals

     o    The time and cost necessary to build our manufacturing facilities
          and  obtain  the   necessary   regulatory   approvals  for  those
          facilities

     o The time and cost necessary to respond to technological and market developments

     o    Any   changes   made  or  new   developments   in  our   existing
          collaborative, licensing and other commercial relationships

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

We believe that the cash, cash equivalents, short-term investment securities balances at March 31, 2000 will be sufficient to meet our operating and capital requirements through mid-year 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

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

Before we can begin commercially manufacturing our products we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Because we are currently in the process of developing the manufacturing site and process for commercial manufacture of AldurazymeTM, our facility has not yet been inspected by any governmental entity. We cannot guarantee that the Company, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations. Material changes to the manufacturing processes after approvals have been granted are also subject to review and approval by the FDA or other regulatory agencies.

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

We received orphan drug designation from the FDA for AldurazymeTM in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102 for the treatment of MPSVI. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic disorders, AldurazymeTM and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

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

We cannot guarantee that Genzyme will devote the resources necessary to successfully market AldurazymeTM. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one year prior written notice for any reason after the earlier of December 31, 2000 or after the joint venture has received the FDA's approval of BLA for AldurazymeTM. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1million in cash upon the approval of the BLA for AldurazymeTM.

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

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the BLA for AldurazymeTM, we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to AldurazymeTM exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to AldurazymeTM exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to AldurazymeTM.

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

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

     o Design, construction and qualification of manufacturing facilities that meet regulatory requirements

     o    Production yields

     o    Purity

     o    Quality control and assurance

     o    Shortages of qualified personnel

     o    Compliance with FDA regulations

We have developed a total of 31,000 square feet at our Novato facility for phase 1 of manufacturing capability for AldurazymeTM. The "shakedown" runs of this facility may take longer than planned. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

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

We have entered into a joint venture with Genzyme where Genzyme will be responsible for marketing and distributing Aldurazyme(TM). We cannot guarantee that we will be able to establish sales and distribution capabilities or that the Company, the joint venture or any future collaborators will successfully sell any of our drug candidates.

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

Because of the specialized scientific nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Grant W. Denison, Jr., Chairman and Chief Executive Officer, John C. Klock, M.D., President and Secretary or Christopher
M. Starr, Ph.D., Vice President for Research and Development would be detrimental to us if we cannot recruit suitable replacements in a timely manner. While each of these individuals is party to an employment agreement with us, which includes financial incentives for each of them to remain employed with us, these agreements each terminate in June 2000 and we cannot guarantee that any of them will remain employed with us beyond that time. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. Dr. Klock has notified us that he intends to resign as president and secretary effective July 30, 2000, although he intends to remain as a director if reelected at the annual shareholder's meeting. The competition for qualified personnel in the biopharmaceutical field is intense. We cannot be certain that we will continue to attract and retain qualified personnel necessary for the development of our business.

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

Our valuation and stock price since the beginning of trading after the IPO have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on historical value. The market price of our common stock will fluctuate due to factors including:

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

Our directors and officers control approximately 13.9% of the outstanding shares of our common stock. Glyko Biomedical Ltd. or GBL owns 32.2% of the outstanding shares of capital stock. Three of six GBL directors are officers or directors of the Company. As a result, due to their concentration of stock ownership, directors and officers, together with GBL if they act together, may be able to otherwise control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

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

BioMarin is incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of the Company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the Board of Directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our Board of Directors have the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves the transaction. The Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

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

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at March 31, 2000.

Investment portfolio:

                     Carrying value
                    (in $ thousands)
                    ----------------

Cash and cash
equivalents..............$40,675

Short-term
investments.............. 14,734*

Certificates of
deposit......................265

   Total.................$55,674

* 100% in United States agency securities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                      None.

Item 2. Changes in Securities and Uses of Proceeds.             None.

Item 3. Defaults upon Senior Securities.                        None.

Item 4. Submission of Matters to a Vote of Security Holders.    None.

Item 5. Other Information.                                      None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) The following documents are filed as part of this report

             See Exhibit Index attached hereto.

        (b)  Reports on Form 8K

             No reports were filed on Form 8-K during the three months ended March 31, 2000.

                                  EXHIBIT INDEX


Exhibit Number        Description of Document
--------------        -----------------------

   2.1                   Share Exchange  Agreement with Glyko  Biomedical,  Ltd.
                         (1)
   3.1A Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation, as filed on March 22, 1999. (1)
   3.1B Form of Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation. (2)
   3.2 Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware Corporation. (2)
   4.1 Form of Amended and Restated Registration Rights Agreement, by and among the Company and the investors named therein. (1)
   10.1 Form of Indemnification Agreement for directors and officers 1997 Stock Plan, as amended on December 22, 1998, and forms of agreements. (1)
   10.3                  1998  Director  Option  Plan and  forms  of  agreements
                         thereunder. (1)
   10.4                  1998  Employee   Stock   Purchase  Plan  and  forms  of
                         agreements thereunder. (1)
   10.5 Amended and Restated Founder's Stock Purchase Agreement with Dr. John C. Klock dated as of October 1, 1997 with exhibits. (1)
   10.6 Amended and Restated Founder's Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits. (1)
   10.7 Amended and Restated Founder's Stock Purchase Agreement with Dr. Christopher M. Starr dated as of October 1, 1997 with exhibits. (1)
   10.8 Employment Agreement with Dr. John C. Klock dated June 26, 1997, as amended. (3)
   10.9 Employment Agreement with Grant W. Denison, Jr. dated June 26, 1997, as amended. (1)
   10.10 Employment Agreement with Dr. Christopher M. Starr dated June 26, 1997, as amended. (1)
   10.11 Employment Agreement with Raymond W. Anderson dated June 22, 1998, as amended. (1)
   10.12 Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended. (1)
   10.13 Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended. (1)
   10.14 Employment Agreement between Brian K. Brandley, Ph.D and Glyko, Inc. dated February 22, 1998, as amended.
                         (1)
   10.15 License Agreement with Glyko Biomedical, Ltd. dated June 26, 1997 with exhibits attached. (1)
   10.16                 Option  Agreement with W.R. Grace & Co. dated as of May
                         1, 1998. (3) (*)
   10.17 Grant Terms and Conditions Agreement with Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended. (3) (*)
   10.18 License Agreement with Women's and Children's Hospital, Adelaide, Australia dated August 14, 1998.
                         (4) (*)
   10.19 Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended. (1)
   10.20                 Standard  NNN Lease  dated  June 25,  1998 for 46 Galli
                         Drive. (1)
   10.21 Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 110 Digital Drive, as amended.
                         (1)
   10.22                 Sublease  dated  June 24,  1998 for  1123  West  Carson
                         Street. (1)
   10.23                 Commercial  Lease and Deposit Receipt with Glyko,  Inc.
                         for 11 Pimentel Court and 13 Pimentel Court, dated December 23, 1996. (1)
   10.24 Collaboration Agreement with Genzyme Corporation dated September 4, 1998. (4)

                                  EXHIBIT INDEX

  Exhibit Number         Description of Document
  --------------         -----------------------

     10.25 Purchase Agreement with Genzyme Corporation dated September 4, 1998. (1)
     10.26              Subscription Agreement with Genzyme dated September 4,
                        1998. (1)
     10.27 Form of Convertible Note Purchase Agreement dated as of April 12, 1999 with form of convertible promissory note. (1)
     10.28 Astro License Agreement dated December 18, 1990 among Glyko, Inc., Astromed, Ltd., and Astroscan, Ltd. (3)
     10.29 Glycomed License Agreement dated December 18, 1990 between Glyko, Inc., and Glycomed, Inc. (3)
     10.30              Operating Agreement with Genzyme Corporation. (2)
     10.31              Lease Agreement dated March 15, 2000 for 11 Pimentel
                        Court.
     21.1               List of Subsidiaries. (1)
     23.1               Consent of Independent Public Accountants.
     27.1               Financial Data Schedule (available in EDGAR format only)































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





                                                BIOMARIN PHARMACEUTICAL INC.


  Dated: May 12, 2000                       By:  /s/ Raymond W. Anderson
 ---------------------------------             ---------------------------------
                                                 Raymond W. Anderson
                                                 Chief Financial Officer and
                                                 V.P. Finance and Administration