Form 10-Q
period 2000-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2000-08-15
CIK 1048477

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,504,378 shares common stock, par value $0.001, outstanding as of July 31, 2000.

                          BIOMARIN PHARMACEUTICAL INC.

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).


Consolidated Balance Sheets....................................................2
Consolidated Statements of Operations for the three-month
   Periods ended June 30, 1999 and 2000........................................3
Consolidated Statements of Operations for the six-month
   Periods  ended June 30,  1999 and 2000 and for the period  From
   March   21,   1997   (inception)    through   June   30,   2000.............4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial  Statements....................................6

Item 2.   Management's Discussion and Analysis.................................8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........18



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities and Uses of Proceeds...........................19

Item 3.  Defaults upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

SIGNATURE.....................................................................21



                                                    PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

                        Consolidated Balance Sheets as of
                       December 31, 1999 and June 30, 2000

                                  ($ Thousands)

                                                            December 31,           June 30,
                                                               1999                 2000
                                                      -------------------------------------------
                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $   23,413           $  10,609
   Short-term investments                                             39,573              38,803
   Accounts receivable, net                                            1,186               1,542
   Due from BioMarin/Genzyme LLC                                       1,280               1,476
   Inventories                                                           676                 495
   Prepaid expenses                                                      294                 607
                                                      -----------------------   -----------------
     Total current assets                                             66,422              53,532
Property, plant and equipment, net                                    25,093              20,387
Goodwill and other intangible assets                                  11,462              10,856
Investment in BioMarin/Genzyme LLC                                       421                 982
Deposits                                                                 151                 333
                                                      ------------------------  -----------------
     Total assets                                                 $  103,549           $  86,090
                                                      ========================  =================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                $   3,095            $    990
   Accrued liabilities                                                 1,966               1,807
   Notes payable, short-term                                              26                  29
                                                      ------------------------  -----------------
     Total current liabilities                                         5,087               2,826

Long-term liabilities:
   Long-term portion of notes payable                                     85                  68
                                                      ------------------------  -----------------

     Total liabilities                                                 5,172               2,894
                                                      ------------------------  -----------------
Stockholders' equity:
   Common stock, $0.001 par value:  75,000,000
   Authorized.   34,832,578 and 35,477,870 shares
   issued and outstanding December 31,
   1999 and June 30, 2000, respectively                                   35                  35
   Additional paid-in capital                                        146,592             149,641
   Common stock warrants and options                                     128                 128
   Deferred compensation                                              (2,591)             (1,938)
   Notes from stockholders                                            (2,638)             (2,700)
   Deficit accumulated during development stage                      (43,149)            (61,970)
                                                      -----------------------   ------------------
     Total stockholders' equity                                       98,377              83,196
                                                      -----------------------   ------------------
     Total liabilities and stockholders' equity                  $   103,549           $  86,090
                                                      =======================   ==================
        The accompanying notes are an integral part of these statements.

                                        2

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

                      Consolidated Statement of Operations
            For the Three Month Periods Ended June 30, 1999 and 2000
                    (In Thousands, except for per share data)

                                                           Three Months Ended June 30,
                                                     -----------------------------------------
                                                             1999                 2000
                                                     --------------------- -------------------
                                                         (unaudited)          (unaudited)
Revenues:
   Revenues - products                                           $    327            $    595
   Revenues - services                                                 31                 118
   Revenues from BioMarin/Genzyme LLC                               1,157               2,370
   Revenues - other                                                    42                   -
                                                     --------------------- -------------------
      Total revenues                                                1,557               3,083
                                                     --------------------- -------------------

Operating Costs and Expenses:
   Cost of products                                                    33                 144
   Cost of services                                                    19                  20
   Research and development                                         6,539               7,917
   Selling, general and administrative                              1,111               2,190
                                                     --------------------- -------------------
      Total operating costs and expenses                            7,702              10,271
                                                     --------------------- -------------------

Loss from operations                                               (6,145)             (7,188)

Interest income                                                       299                 802
Interest expense                                                     (561)                 (2)
Loss from BioMarin/Genzyme LLC                                       (375)               (698)
                                                     --------------------- -------------------
Net loss                                                       $   (6,782)          $  (7,086)
                                                     ===================== ===================

Net loss per share, basic and diluted                          $    (0.26)          $   (0.20)
                                                     ===================== ===================

Weighted average common shares outstanding                         26,176              35,397
                                                     ===================== ===================


        The accompanying notes are an integral part of these statements.


                                   BioMarin Pharmaceutical Inc. and Subsidiaries
                                           (a development stage company)

                                         Consolidated Statement of Operations
                            For the Six-Month Periods Ended June 30, 1999 and 2000 and for
                           the Period from March 17, 1997 (inception) through June 30, 2000

                                      (In Thousands, except for per share data)


                                                                                                    Period from
                                                                   Six Months Ended                March 21, 1997
                                                                       June 30,                   (Inception), to
                                                        ----------------------------------------       June 30,
                                                               1999                 2000                 2000
                                                        --------------------  ------------------  --------------------
                                                            (unaudited)          (unaudited)         (unaudited)
Revenues:
     Revenues - products                                        $       529         $     1,087        $    2,626
     Revenues - services                                                 78                 168               365
     Revenues from BioMarin/Genzyme LLC                               1,904               5,126            11,263
     Revenues - other                                                   151                   -               293
                                                        --------------------  ------------------   -------------------
         Total revenues                                               2,662               6,381            14,547
                                                        --------------------  ------------------   --------------------
Operating Costs and Expenses:
     Cost of products                                                   117                 292                703
     Cost of services                                                    38                  53                214
     Research and development                                        10,431              16,580             56,202
     Selling, general and administrative                              2,804               4,186             15,437
     Carson Street closure                                                -               4,423              4,423
                                                        --------------------  ------------------   -------------------
          Total operating costs and expenses                         13,390              25,534             76,979
                                                        --------------------  ------------------   --------------------

Loss from operations                                               (10,728)            (19,153)            (62,432)


Interest income                                                        453               1,590               4,172
Interest expense                                                      (561)                 (4)               (736)
Loss from BioMarin/Genzyme LLC                                        (555)             (1,255)             (2,975)
                                                        --------------------  ------------------   --------------------
Net loss                                                        $  (11,391)         $  (18,822)        $   (61,971)
                                                        ====================  ==================   ====================

Net loss per share, basic and diluted                           $    (0.44)         $    (0.53)        $     (2.66)
                                                        ====================  ==================   ====================

Weighted average common shares outstanding                          26,176              35,206              23,298
                                                        ====================  ==================   ====================

              The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage compnay)

                      Consolidated Statements of Cash Flows
                For the Six-Month Periods Ended June 30, 1999 and
    2000, and for the Period from March 21, 1997 (inception) to June 30, 2000

                                  ($ Thousands)



                                                                                                       Period from
                                                                     Six Months Ended                 March 21, 1997
                                                                         June 30,                    (inception) to
                                                             ----------------------------------          June 30,
                                                                   1999             2000                   2000
                                                             ----------------------------------   --------------------
                                                               (unaudited)      (unaudited)         (unaudited)
Cash flows from operating activities:
 Net loss                                                          $ (11,391)       $ (18,822)           $   (61,971)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                         1,040            2,186                  6,573
  Amortization of deferred compensation                                  636              639                  2,165
  Amortization of goodwill                                               543              606                  2,020
  Compensation in the form of common stock and
     common stock options                                                  -                -                     18
  Loss from BioMarin/Genzyme LLC                                       2,459            6,362                 13,382
  Write off of in-process technology                                       -                -                  2,625
  Carson Street closure                                                    -            4,423                  4,423
 Changed in operating assets and liabilities:
  Accounts receivable                                                   (292)            (355)                (1,540)
  Due from BioMarin/Genzyme LLC                                         (523)            (196)                (1,476)
  Inventories                                                             15              181                    104
  Prepaid expenses                                                      (671)            (313)                  (606)
  Deposits                                                               (10)            (182)                  (333)
  Accounts payable                                                     4,676           (2,105)                   989
  Accrued liabilities                                                    457             (787)                 1,179
                                                             ----------------------------------   --------------------
 Total adjustments                                                     8,330           10,459                 29,523
                                                             ----------------------------------   --------------------
  Net cash used in operating activities                               (3,061)          (8,363)               (32,448)

Cash flows from investing activities:

 Purchase of property and equipment                                  (11,770)          (1,275)               (30,754)
 Purchase od Biochemical Research Reagent Division
   of Oxford Glycosciences                                              (750)               -                 (1,500)
 Investment in BioMarin/Genzyme LLC                                   (3,108)          (6,923)               (14,364)
 (Purchase)/Sale of short-term investments                             1,722              770                (38,803)
                                                             ----------------------------------   --------------------
  Net cash used in investing activitities                            (13,906)          (7,428)               (85,421)

Cash flows from financing activities:
 Proceeds from note payable                                                -                -                    134
 Bridge loan                                                               -                -                    880
 Proceeds from issuance of convertible notes payable                  24,884                -                 25,615
 Accrued interest on notes receivable from stockholders                  (75)               -                   (188)
 Proceeds from exercise of common stock options                            -            3,001                  3,149
 Repayment of equipment loan                                             (12)             (14)                   (38)
  roceeds from sale of common stock, net of issuance costs                 -                -                 98,926
                                                             ----------------------------------   --------------------
  Net cash provided by financing activities                           24,797            2,987                128,478
                                                             ----------------------------------   --------------------
Net increase (decrease) in cash and cash equivalents                   7,830          (12,804)                10,609

Cash and cash equivalents, beginning of period                         9,414           23,413                      -
                                                             ----------------------------------   --------------------
Cash and cash equivalents, end of period                            $ 17,244         $ 10,609            $    10,609
                                                             ==================================   ====================

     The accompanying notes are an integral part of these statements.
                                        5

                        BIOMARIN PHARMACEUTICAL INC. AND
                                  SUBSIDIARIES
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION:
      ---------------------

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Form 10-K Annual Report.

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

Short-term Investments

The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. These securities are recorded at cost, which approximates fair market value. These securities are comprised mainly of Federal Agency investments including Federal National Mortgage and Federal Home Loans and bank certificates of deposit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following ($ thousands):

                                            December 31,    June 30,          Estimated
                                              1999            2000          Useful Lives
                                        ----------------   -----------   ------------------
Computer hardware and software           $      426         $    451          3 years
Office furniture and equipment                1,017              950          5 years
Manufacturing/laboratory equipment            8,254            8,090          5 years
Leasehold improvements                       19,768           16,804       Shorter of life of
                                                                          asset or lease term
                                        ----------------   ----------

                                             29,465           26,295
Less:  Accumulated depreciation              (4,372)          (5,908)
                                        ---------------    ----------

        Total, net                       $   25,093         $ 20,387
                                        ===============    ==========

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

3.    CARSON STREET CLOSURE:
      ----------------------

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision the Company recorded a charge of approximately $4.4 million. The facility was no longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme(TM) both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics license application submission and for commercial production. The Carson Street facility completed its final production lots in May. A majority of its technical staff at the Carson Street facility in Torrance, California transfered to the Galli Drive facility in Novato, California, which has significantly greater manufacturing capacity. The charge primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS The following discussion and analysis of financial condition and results of operations contains "forward-looking statements" as defined under securities laws. These statements can often be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Factors that May Affect Future Operating Results," and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in " Factors that May Affect Future Operating Results," as well as those discussed elsewhere in this document.


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

We have incurred net losses since inception and had an accumulated deficit through June 30, 2000 of $62.0 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least through 2001.

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

In July 1999, we completed our initial public offering or IPO of 4.5 million shares of our common stock at $13 per share raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme purchased $10.0 million of our common stock (769,230 shares) at the IPO price of $13. In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million.

Results of Operations

The  Quarters   Ended  June 30, 2000 and 1999

Revenues for the second quarter of 2000 totaled $3.1 million compared to revenues of $1.6 million in the second quarter of 1999. Second quarter 2000 revenues included $2.4 million for services provided to the joint venture for Aldurazyme(TM) compared to $1.2 million in the same period in 1999. The increase was primarily the result of increased services provided to the joint venture for the start-up of manufacturing operations in the Galli Drive facility in preparation for the supply of clinical trial material. Second quarter 2000 revenues also included $713,000 generated by Glyko, Inc. compared to $358,000 for the second quarter of 1999. Glyko's external revenues for products and services for the second quarter of 2000 were up 100% in comparison to the second quarter of 1999 as a result of product sales from the biochemical reagents business of Oxford GlycoScience Plc. (LSE: OGS), which was acquired in May 1999.

Cost of products and cost of services related to Glyko, Inc. operations were $164,000 in the second quarter of 2000 and were $52,000 in the comparable period of 1999. Glyko's total external product and service costs as a percent of the sales of products and services were 24% in the second quarter of 2000 and 15% in the second quarter of 1999.

Research and development expenses for the second quarter of 2000 increased by $1.4 million from $6.5 million in the second quarter of 1999 to $7.9 million in the second quarter of 2000. This increase was due primarily to increased activities in support of the joint venture for Aldurazyme(TM) and in support of the Company's enzyme product candidate for MPS-VI.

Selling, general and administrative expenses increased from $1.1 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000 due to increased administrative staff expenses to support expanded operations and expenses associated with its new status as a publicly traded company.

The Company's equity in the loss of its joint venture with Genzyme was $698,000 for the second quarter 2000 compared to $375,000 for the same period of 1999. The increase in equity in loss of the joint venture reflects increased losses generated by the joint venture.

Interest income increased by $503,000 from $299,000 in the second quarter of 1999 to $802,000 in the second quarter of 2000 due to increased cash reserves resulting from the initial public offering on July 23, 1999, a concurrent investment by Genzyme, and a convertible note financing in April 1999.

Net loss of $6.8 million ($0.26 per share) in the second quarter of 1999 increased to $7.1 million ($0.20 per share) in the comparable period of 2000.

The Six Months Ended June 30, 2000 and 1999

For the six-month periods ended June 30, 1999 and 2000, revenues were $2.7 million and $6.4 million, respectively. Joint venture revenues were $5.1 million and Glyko, Inc. revenues were $1.3 million for the first six months of 2000, as compared to $1.9 million and $607,000, respectively, for the same period in 1999. The reasons for these increases in revenues were the same as described for the second quarter increases in revenues.

Cost of products and cost of services related to Glyko, Inc. operations were $345,000 for the first six months of 2000 compared to $155,000 for the same period in 1999. Glyko's total external product and service costs as a percent of the sales of products and services were 27% and 26% for the six-month periods ended June 30, 2000 and 1999, respectively.

Research and development expenses increased from $10.4 million in the first six months of 1999 to $16.6 million in the comparable period of 2000. Increased expenses in support of the Aldurazyme(TM) joint venture with Genzyme and the MPS-VI program were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased from $2.8 million in the first six months of 1999 to $4.2 million in the first six months of 2000. The reasons for this increase in expenses were the same as described above for the second quarter increase in selling, general and administrative expenses.

In the first quarter of 2000, the Company recorded a provision of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility  was no longer  required  for the  production  of  Aldurazyme(TM),  the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of bulk Aldurazyme(TM) both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme(TM). This decision was based in part on U.S. Food and Drug Administration (FDA) guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial and biologics license application (BLA) submission and for commercial production. The Carson Street facility completed its final production lots in May. A majority of its technical staff at the Carson Street facility, which is in Torrance, California, transfered to the Galli Drive facility in Novato, California, which has significantly greater manufacturing capacity. The provision primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

BioMarin's equity in the loss of its joint venture with Genzyme was $1.3 million for the first six months of 2000 compared to $555,0000 for the same period of 1999. The increase in equity in loss of the joint venture reflects increased losses generated by the joint venture.

Interest income increased by $1.1 million from $453,000 in the first six months of 1999 to $1.6 million in the first six months of 2000 primarily due to increased cash reserves resulting from a convertible note financing in April 1999, the initial public offering, and a concurrent private placement with Genzyme in July 1999.

The net loss was $11.4 million ($0.44 per share) and $18.8 million ($0.53 per share) for the first six months of 1999 and 2000, respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $124 million. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, in the sale of promissory notes convertible into common stock, in an investment of $8.0 million by Genzyme as part of our joint venture with them, in an initial public offering including the underwriters' over-allotment exercise and in the concurrent $10 million Genzyme investment in our Company.

Our combined cash, cash equivalents and short-term investments totaled $63.0 million at December 31, 1999 and decreased $13.6 million to $49.4 million at June 30, 2000. The primary use of cash during the six months ended June 30, 2000 was to finance operations, fund the joint venture and to purchase equipment and leasehold improvements. The primary source of cash during this period was the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan. For the six months ended June 30, 2000, operations used $8.4 million, we invested $6.9 million in the joint venture (which was consumed in joint venture operations), we purchased $1.3 million of equipment and leasehold improvements and we raised $3.0 million from the exercise of stock options.

From our inception through June 30, 2000, we have purchased approximately $30.8 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

As part of the acquisition of Glyko, Inc., we acquired in-process research and development projects, the value of which was expensed as a portion of the purchase price at the time of the acquisition. The 11 projects acquired are each relatively small and can be grouped into two categories, analytic projects and diagnostic projects.

The analytic projects are intended to expand the analytic product line by adding new enzymes for reagent sales, new kits for agricultural applications, new instrument capabilities for protein analysis and a major upgrade of software capabilities. At the time of the acquisition of Glyko, Inc., all of the analytic projects had completed feasibility work and the software projects were 75% complete and have since been completed. The development of specialized materials supporting instrument capabilities is deemed to be the most difficult technical hurdle for the commercialization of the analytic projects. The fair value of the analytic projects was $1.7 million at the time of the acquisition.

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

As of June 30, 2000, we had expended to date approximately $900,000 on the analytic projects and $950,000 on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $250,000 in incremental direct expense to complete the analytic projects in phases over approximately 12 months. We expect to spend approximately $500,000 to complete the diagnostic projects in phases to be completed within the next 15 months. None of these projects have been terminated to date.

Since the acquisition of these in-process research and development projects, there have been no subsequent developments which indicate that the completion and commercialization of either of the projects are less likely to be completed on the original planned schedule or less likely to be a commercial success.

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

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We operate in a highly competitive and rapidly changing industry that is subject to a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

Research and Development/Rapid Growth

A substantial portion of our business plan is based upon the development, production and sale of advanced, innovative therapies for various medical applications. Although we currently have several products at various stages of research and development, none of our biopharmaceutical products are approved for full-scale marketing and sales. All of the products currently in development will require substantial additional research and development prior to full-scale distribution and sales.

To be able to effectively address all of the issues associated with developing commercially viable products, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. Our systems, procedures and controls may not be adequate to support our operations and our management may not be able to successfully manage future market opportunities or our relationships with customers and other third parties.

Because the development and manufacture of our enzyme therapy products require specialized technical expertise, the loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. We rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the biopharmaceutical field is intense. We may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

Capital Resources

Developing and bringing our enzyme therapy products to market is a particularly time consuming and capital intensive process which requires substantial expenditures. We believe that the cash, cash equivalents, short-term investment securities balances at June 30, 2000 will be sufficient to meet our operating and capital requirements through mid-year 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we will need or choose to obtain additional financing during that time. Such financing may not be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate our product development programs.

Regulatory Considerations

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

As part of the FDA approval process, we must conduct, at our own expense, preclinical studies on animals and clinical trials on humans on each drug candidate. The number of preclinical studies and clinical trials that the FDA will require will vary depending on the drug product, the disease or condition the drug is being developed to address, the results of prior studies and trials and regulations applicable to the particular drug. Even if we obtain favorable results in preclinical studies on animals, the results in humans may be different. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products.

Typically, if a drug product, such as Aldurazyme(TM), is intended to treat a chronic disease, safety and efficacy data must be gathered over an extended period of time, which ranges from six months to three years. In addition, clinical trials on humans are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety, efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, a single trial may be sufficient to prove safety and efficacy under the FDA's Modernization Act of 1997.

Where appropriate, we intend to seek fast track designation from the FDA for our candidate products. To date, Aldurazyme(TM) is our only candidate to have received a fast track designation. However, obtaining a fast track designation does not guarantee a faster review process or faster approval compared to the normal FDA procedures.

In addition to the risks associated with obtaining regulatory approval for our products we must comply with strict regulatory requirements relating to the manufacture of our proposed products that can be costly and delay or prevent our production efforts. Our manufacturing facilities must obtain regulatory certification prior to production and upon any material change to the production process, before and after product approval, and are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities. Manufacture of our drug products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. We cannot guarantee that the Company, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations.

Protection of Intellectual Property

We are dependent on the protection of our intellectual property. We employ several strategies to attempt to prevent our competitors from utilizing our research and technical information. However, these strategies may not be successful.

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including Aldurazyme(TM) and BM102. The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing, including the structure of the enzymes, the methods for purifying or producing the enzymes and the methods of treatment, has existed in the public domain for many years. Publication of this information may prevent us from obtaining composition of matter patents, which are generally believed to offer the strongest patent protection.

Even if we seek a patent on an aspect of our technology, obtaining the patent may be difficult or impossible and may require the expenditure of substantial time and money. Competitors may interfere with our patent process in a variety of ways, including claiming that they invented the claimed invention prior to us or that we are infringing on their patents. Competitors may also contest our patents by showing the patent examiner that the invention was obvious or was not original or novel.

Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Also, enforcing patents is expensive and may absorb significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

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

In addition to seeking patent protection for our intellectual property, we attempt to protect our trade secrets from disclosure to our competitors. We accomplish this in a number of ways, including limiting access to information to necessary employees and requiring persons with access to trade secrets to enter into nondisclosure agreements.

It is unclear whether our trade secrets will provide useful protection. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Also, our competitors independently develop equivalent knowledge, methods and know-how.

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

Orphan Drug Status

As part of our business strategy, and as a further means of protecting our intellectual property, we intend to develop certain drugs that may be eligible for FDA orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000. The company that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition.

Because the extent and scope of patent protection for our drug products is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for any one of our drug products and we are unable to otherwise protect the product, our competitors may then sell the same drug to treat the same condition.

We received orphan drug designation from the FDA for Aldurazyme(TM) in September 1997. In February 1999, we received orphan drug designation from the FDA for BM102 for the treatment of MPS-VI. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation does not shorten the development or FDA review time of a drug so designated nor give the drug any advantage in the FDA review or approval process.

Issues Relating to Our Joint Venture

We have entered into a joint venture with Genzyme Corporation to assist us in obtaining international regulatory approval for Aldurazyme(TM) as well as marketing and commercializing the product worldwide. We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder. Because it is our initial product, our operations and our financial requirements are substantially dependent upon the timely development and commercialization of Aldurazyme(TM).

Genzyme may not devote the resources necessary to successfully market Aldurazyme(TM). In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement.

If the joint venture is terminated, one party, as determined by the joint venture agreement, must buy out the other party's interest in the joint venture and will then own all rights to Aldurazyme(TM). If Genzyme were obligated to buy out our interest in the joint venture, Genzyme would be granted, exclusively, all of the rights to Aldurazyme(TM) and any related intellectual property and regulatory approvals. We would then effectively be unable to develop and commercialize Aldurazyme(TM). If we were obligated to buy out Genzyme's interest in the joint venture, we would then be granted all of these rights to Aldurazyme(TM) exclusively. While we could then continue to develop Aldurazyme(TM), that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

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

Complicated Manufacturing Process

Even once we have successfully developed a product and obtained regulatory approval for its sale and use, there are still several factors that could limit or prevent its commercial viability including large scale manufacturing complications, distribution and marketing, and market demand.

We have developed a total of 31,000 square feet at our Novato facility for phase 1 of manufacturing capability for Aldurazyme(TM). The engineering runs of this facility may take longer or be less productive than planned. We expect that the manufacturing process of all of our new products, including BM102, will also require lengthy development time before we can begin manufacturing them in commercial quantity.

As an integrated organization, we have no experience manufacturing drug products in volumes that will be necessary to support commercial sales. The large scale, consistent production of several of our candidate products is complicated, expensive and unpredictable and may not yield the high quality and high purity required with acceptable quantity and costs. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with any certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases. Even if we can establish this capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if reimbursement is substantially lower than expected.

Marketing and Pricing Issues

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability. The cost reimbursement system supporting the patient populations must choose to reimburse our prices for the treatment. For example, two of our initial drug products in genetic disorders, Aldurazyme(TM) and BM102, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts. The course of treatment for patients with MPS-I using Aldurazyme(TM) is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme(TM) without reimbursement from third-party payors.

Third-party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Third-party payors may not be willing to pay for the costs of our drugs and the courses of treatment at reimbursement rates that will be enough to allow us to profit from sales of our drugs.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company will seek to control the risk and liklihood of preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at June 30, 2000.

Investment portfolio:

                  Carrying value
                 (in $ thousands)
                 ----------------
Cash and cash
equivalents...........$ 10,609

Short-term
investments..........   38,533*

Certificates of
deposit...............     270
                     ---------
    Total.............$ 49,412

* 100% in United States agency securities.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.                                               None.

Item 2.   Changes in Securities and Uses of Proceeds.                      None.

Item 3.   Defaults upon Senior Securities.                                 None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting, held on June 15, 2000, the Company's stockholders took the following action:

(a) The following directors were elected to serve until the next Annual Meeting:

                                          Vote
Director  Elected                    For       Against    Withheld
---------------------           -----------   ---------  ----------
Grant W. Denison, Jr.            19,864,310      Nil       6,075
John C. Klock, M.D.              19,864,310      Nil       6,075
Ansbert S. Gadicke, M.D., Ph.D.  19,863,310      Nil       7,075
Erich Sager                      19,854,310      Nil      16,075
Gwynn R. Williams                19,864,310      Nil       6,075

(b) Arthur Andersen LLP was ratified as the Company's auditors, by a vote of 19,870,050 shares in favor, 250 shares against, and 85 shares withheld. There were 15,451,336 shares which abstained from all matters presented to the meeting including broker non-votes.


Item 5.   Other Information.                                               None.


Item 6.   Exhibitsand Reports on Form 8-K.

(a) The following documents are filed as part of this report

    See Exhibit Index attached hereto.

(b) Reports on Form 8-K.

     No reports were filed on Form 8-K during the three months ended June 30, 2000.

                                  EXHIBIT INDEX


Exhibit Number      Description of Document
---------------     ---------------------------
27.1                Financial Data Schedule (available in EDGAR format only).

                                    SIGNATURE

     Pursuant to the C requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIOMARIN PHARMACEUTICAL INC.


Dated: August 14, 2000            By:
--------------------------           -----------------------------
                                     Raymond W. Anderson
                                     Chief Financial Officer, Chief Operating
                                     Officer and V.P. Finance and Administration