Form 10-Q
period 2000-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2000-10-27
CIK 1048477

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes____    No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,729,025 shares common stock, par value $0.001, outstanding as of October 15, 2000.

                          BIOMARIN PHARMACEUTICAL INC.


                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).


Consolidated Balance Sheets....................................................2
Consolidated Statements of Operations for the three-month
  periods ended September 30, 1999 and 2000....................................3
Consolidated Statements of Operations for the nine-month
  periods  ended  September  30, 1999 and 2000 and for the period from March 21,  1997  (inception)  through  September  30, 2000..............4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial  Statements....................................6

Item 2.  Management's Discussion and Analysis..................................8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............18


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

Item 6.  Exhibits and Reports on Form 8-K.....................................19

SIGNATURE.....................................................................21

PART 1. FINANCIAL INFORMATION

          BioMarin Pharmaceutical Inc. and Subsidiaries
                  (a development-stage company)

                 Consolidated Balance Sheets as of
             December 31, 1999 and September 30, 2000
                           ($ Thousands)

                                                                          December 31,          September 30,
                                                                              1999                  2000
                                                                       -------------------    ------------------
                                                                                                (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                                  $ 23,413              $ 16,098
      Short-term investments                                                       39,573                31,407
      Accounts receivable, net                                                      1,047                 1,278
      Due from Glyko Biomedical Ltd.                                                  139                   194
      Due from BioMarin/Genzyme LLC                                                 1,280                 1,488
      Inventories                                                                     676                   446
      Prepaid expenses                                                                294                   503
                                                                       -------------------    ------------------
              Total current assets                                                 66,422                51,414
Property, plant and equipment, net                                                 25,093                20,031
Goodwill and other intangibles, net                                                11,462                10,345
Investment in BioMarin/Genzyme LLC                                                    421                 1,201
Deposits                                                                              151                   333
                                                                         -------------------    ------------------
            Total assets                                                        $ 103,549              $ 83,324
                                                                         ===================    ==================

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                            $ 3,095               $ 1,792
      Accrued liabilities                                                           1,966                 1,789
      Notes payable - short-term                                                       26                    28
                                                                         -------------------    ------------------
            Total current liabilities                                               5,087                 3,609

Long-term liabilities:
      Long term portion of notes                                                       85                    63
                                                                         -------------------    ------------------
            Total liabilities                                                       5,172                 3,672

Stockholders' equity:
      Common stock, $0.001 par value:  75,000,000 shares
        authorized, 34,832,578 and 36,725,595
        shares issued and outstanding at December 31,
        1999 and September 30, 2000, respectively                                      35                    37
      Additional paid in capital                                                  146,592               153,156
      Common stock warrants                                                           128                     -
      Deferred compensation                                                        (2,591)               (1,605)
      Notes from stockholders                                                      (2,638)               (1,817)
      Accumulated deficit                                                         (43,149)              (70,119)
                                                                         -------------------    ------------------
            Total stockholders' equity                                             98,377                79,652
                                                                         -------------------    ------------------
            Total liabilities and stockholders' equity                          $ 103,549              $ 83,324
                                                                         ===================    ==================

            The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operation
          For the Three Month Periods Ended September 30, 1999 and 2000

                    (In Thousands, except for per share data)
                                   (Unaudited)

                                                               Three Months Ended September 30,
                                                          -------------------------------------------
                                                                 1999                   2000
                                                          --------------------   --------------------
Revenues:
     Revenues - products                                                $ 489                  $ 662
     Revenues - services                                                    3                      9
     Revenues from BioMarin/Genzyme LLC                                 1,507                  2,136
     Revenues - other                                                       -                      -
                                                          --------------------   --------------------
          Total revenues                                                1,999                  2,807

Operating Costs and Expenses:
     Cost of products                                                     117                    188
     Cost of services                                                       1                      6
     Research and development                                           7,658                  8,529
     Selling, general and administrative                                1,955                  2,331
     Carson Street closure                                                  -                      -
                                                          --------------------   --------------------
          Total operating costs and expenses                            9,731                 11,054
                                                          --------------------   --------------------

Loss from operations                                                   (7,732)                (8,247)

Interest income                                                           724                    691
Interest expense                                                         (167)                    (2)
Loss from BioMarin/Genzyme LLC                                           (468)                  (590)

                                                          --------------------   --------------------
Net loss                                                             $ (7,643)              $ (8,148)
                                                          ====================   ====================

Net loss per share, basic and diluted                                 $ (0.24)               $ (0.23)
                                                          ====================   ====================

Weighted average common shares outstanding                             32,476                 36,064
                                                          ====================   ====================


      The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
      For the Nine-Month Periods Ended September 30, 1999 and 2000 and for the Period from March 21, 1997 (inception) through September 30, 2000

                    (In Thousands, except for per share data)
                                   (unaudited)

                                                                                                  Period from
                                                                                                March 21, 1997
                                                        Nine Months Ended September 30,         (inception), to
                                                    ----------------------------------------     September 30,
                                                             1999                 2000                2000
                                                    -------------------  -------------------  ------------------
Revenues:
    Revenues - products                                        $ 1,018              $ 1,749            $  3,288
    Revenues - services                                             81                  177                 374
    Revenues from BioMarin/Genzyme LLC                           3,411                7,262              13,399
    Revenues - other                                               151                    -                 293
                                                    -------------------  -------------------  ------------------
           Total revenues                                        4,661                9,188              17,354

Operating Costs and Expenses:
    Cost of products                                               234                  480                 891
    Cost of services                                                99                   59                 220
    Research and development                                    18,029               25,109              64,731
    Selling, general and administrative                          4,759                6,517              17,768
    Carson Street closure                                            -                4,423               4,423
                                                    -------------------  -------------------  ------------------
           Total operating costs and expenses                   23,121               36,588              88,033
                                                    -------------------  -------------------  ------------------

Loss from operations                                           (18,460)             (27,400)            (70,679)

Interest income                                                  1,177                2,281               4,863
Interest expense                                                  (728)                  (6)               (738)
Loss from BioMarin/Genzyme LLC                                  (1,023)              (1,845)             (3,565)
                                                    -------------------  -------------------  ------------------
    Net loss                                                 $ (19,034)           $ (26,970)          $ (70,119)
                                                    ===================  ===================  ==================

Net loss per share, basic and diluted                          $ (0.67)             $ (0.76)            $ (2.91)
                                                    ===================  ===================  ==================

Weighted average common shares outstanding                      28,299               35,493              24,165
                                                    ===================  ===================  ==================

             The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage compnay)

                      Consolidated Statements of Cash Flows
     For the Nine-Month Periods Ended September 30, 1999 and 2000, and for the Period from March 21, 1997 (inception) to September 30, 2000

                                  ($ Thousands)
                                   (unaudited)

                                                                                                      Period from
                                                                       Nine Months Ended             March 21, 1997
                                                                         September 30,               (inception) to
                                                               -----------------------------------    September 30,
                                                                       1999               2000             2000
                                                               ---------------    ---------------- ----------------
   Cash flows from operating activities:
   Net loss                                                         $ (19,034)          $ (26,970)       $ (70,118)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                                     2,353               3,234            7,621
       Amortization of deferred compensation                              965                 986            2,512
       Amortization of goodwill                                           841               1,118            2,532
       Compensation in the form of common stock and                                                              -
          common stock options                                              -                   -               18
       Loss from BioMarin/Genzyme LLC                                   4,433               9,947           16,967
       Write off of in-process technology                                   -                   -            2,625
       Carson Street closure                                                -               4,423            4,423
   Changes in operating assets and liabilities:                                                                  -
       Accounts receivable                                               (284)               (285)          (1,470)
       Due from BioMarin/Genzyme LLC                                   (1,766)               (208)          (1,488)
       Inventories                                                       (867)                230              153
       Prepaid expenses                                                   148                (209)            (502)
       Deposits                                                           (41)               (182)            (333)
       Accounts payable                                                 3,620              (1,303)           1,791
       Accrued liabilities                                                (17)               (808)           1,157
                                                               ---------------    ---------------- ----------------
   Total adjustments                                                    9,385              16,943           36,006
                                                               ---------------    ---------------- ----------------
       Net cash used in operating activities                           (9,649)            (10,027)         (34,112)

Cash flows from investing activities:
   Purchase of property and equipment                                 (19,063)             (1,962)         (31,441)
   Purchase of Biochemical Research Reagent Division
     of Oxford Glycosciences (OGS)                                     (1,500)                  -           (1,500)
   Investment in BioMarin/Genzyme LLC                                  (5,260)            (10,727)         (18,168)
   Intangible and other assets, net                                       750                                    -
   Sale/(Purchase) of short-term investments                          (37,596)              8,165          (31,408)
                                                               ---------------    ---------------- ----------------
       Net cash used in investing activitities                        (62,669)             (4,524)         (82,517)

Cash flows from financing activities:
   Proceeds from note payable                                               -                 842              976
   Bridge loan                                                              -                   -              880
   Proceeds from issuance of convertible notes payable                      -                   -           25,615
   Accrued interest on notes receivable from stockholders                (112)                 68             (120)
   Proceeds from exercise of common stock options and warrants              -               6,347            6,495
   Repayment of equipment loan                                            (18)                (21)             (45)
   Proceeds from sale of common stock, net of issuance costs           95,619                   -           98,926
                                                               ---------------    ---------------- ----------------
       Net cash provided by financing activities                       95,489               7,236          132,727

                                                               ---------------    ---------------- ----------------
Net increase (decrease) in cash and cash equivalents                   23,171              (7,315)          16,098
Cash and cash equivalents, beginning of period                          9,414              23,413                -
                                                               ---------------    ---------------- ----------------
Cash and cash equivalents, end of period                             $ 32,585            $ 16,098         $ 16,098
                                                               ===============    ================ ================

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

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION:
     ---------------------

BioMarin Pharmaceutical Inc. (BioMarin or Company) is a publicly-traded (Nasdaq National Market and SWX New Market: BMRN) biopharmaceutical company specializing in the development of carbohydrate enzyme therapies for debilitating, life-threatening, chronic genetic disorders and other diseases or conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory and manufacturing facilities, clinical manufacturing, and related administrative activities. BioMarin was incorporated in October 1996 as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL) (TSE: GBL). The Company was funded by GBL and began operations on March 21, 1997 (the date of inception). In October 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL, in a transaction valued at $14.5 million.

The Company completed its Initial Public Offering (IPO) of 4.5 million shares of common stock at $13 per share on July 23, 1999, raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme invested $10.0 million at the IPO price of $13 per share (769,230 shares of common stock). In addition, the $26.0 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share. The underwriters' over-allotment exercise of 675,000 shares in August 1999 raised additional net proceeds of $8.1 million at the IPO price.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Form 10-K Annual Report.

2.   SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held with banks and short-term investments with original maturities of 90 days or less.

Short-term Investments

The Company records its investment securities as available-for-sale because the sale of such securities may be required prior to maturity. These securities are recorded at cost, which approximates fair market value. These securities are comprised mainly of Federal Agency investments, including Federal National Mortgage and Federal Home Loans, and A1/P1 rated commercial paper and bank certificates of deposit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following ($ thousands):

                                 December 31,  September 30,      Estimated
                                     1999        2000            Useful Life
                                    -------     -------      -------------------
Computer hardware and software      $   426     $   516            3 years
Office furniture and equipment        1,017       1,000            5 years
Manufacturing/laboratory equipment    8,254       8,681            5 years
Leasehold improvements               19,768      16,796       Shorter of life of
                                                             asset or lease term
                                    --------    --------
                                     29,465      26,993
Less:  Accumulated depreciation      (4,372)     (6,962)
                                    --------    --------
Total, net                          $25,093     $20,031
                                    ========    ========


Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with BioMarin/Genzyme LLC, a joint venture, including clinical manufacturing, clinical operations and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

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

3.    CARSON STREET CLOSURE:
      ----------------------

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision the Company recorded a charge of approximately $4.4 million. The facility was no longer required for the production of Aldurazyme(TM), the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli Drive facility, for the clinical trial, the biologics license application submission and for commercial production. The majority of the Company's technical staff at the Carson Street facility in Torrance, California transferred to the Galli Drive facility in Novato, California in May. The charge primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

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

We have incurred net losses since inception and had an accumulated deficit through September 30, 2000 of $70.1 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least through 2001.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is Aldurazyme, alronidase for injection, (recombinant human (alpha)-L-iduronidase), which is undergoing clinical trials for use in enzyme replacement therapy for Mucopolysaccharidosis-I (MPS-I). In August, the Galli Drive manufacturing facility and a smaller clinical manufacturing laboratory in our Bel Marin Keys Boulevard facility were both subjected to an extensive inspection by the State of California Food and Drug Branch and were granted licenses to produce clinical product. We submitted an Investigational New Drug Application (IDA) for recombinant human N-acetylgalactosamine-4-sulfatase also known as arylsulfatase B or rhASB (formerly referred to as BM102) and received U.S. Food and Drug Administration (FDA) approval to begin a Phase I/II clinical trial in enzyme replacement therapy for Mucopolysaccharidosis-VI (MPS-VI), which was initiated on October 11, 2000. MPS-VI, also known as Maroteaux-Lamy syndrome, is similar in its clinical symptoms to MPS-I. MPS-VI does not appear to have the central nervous system involvement and mental retardation characteristic of the most severe form of MPS-I. We are manufacturing clinical bulk enzyme in the Bel Marin Keys facility.

 Our financial results may vary depending on many factors, including:

 .    The  progress of  Aldurazyme  in the  clinical and  regulatory  processes and possible subsequent sales activities

 .    The progress of rhASB in clinical trials and regulatory processes

 .    The  investment in  manufacturing  process  development  and in manufacturing capacity for Aldurazyme, rhASB and other product candidates

 .    The acceleration of our other  pharmaceutical  candidates into preclinical and clinical trials with BM202 for burn debridement the most advanced candidate

 .    The progress of our additional research and development efforts

 .    Related facility and administrative expenses to support the above activities

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS-I. Under the agreement with Genzyme, our Company and Genzyme are each required to make capital contributions to the joint venture equal to 50% of the expenses associated with the development and commercialization of Aldurazyme. We will share equally in any profits generated from the sales of Aldurazyme.

In October 1998, we acquired Glyko, Inc., a wholly-owned subsidiary of GBL in a transaction valued at $14.5 million. Glyko, Inc. provides products and services that perform carbohydrate analysis and medical diagnosis to research institutions and commercial laboratories.

In July 1999, we completed our initial public offering (IPO) of 4.5 million shares of our common stock at $13 per share raising net proceeds of approximately $51.9 million. In a private placement concurrent with the IPO, Genzyme purchased $10.0 million of our common stock (769,230 shares) at the IPO price of $13. In addition, the $26 million of convertible notes sold by the Company on April 13, 1999, plus accrued interest, were converted into 2,672,020 shares of common stock at $10 per share.

In August 1999, the underwriters exercised their over-allotment option for 675,000 shares at the IPO price of $13 per share, raising additional net proceeds of $8.1 million.


Results of Operations

The Quarters Ended September 30, 2000 and 1999

Revenues for the third quarter of 2000 totaled $2.8 million compared to revenues of $2.0 million in the third quarter of 1999. Third quarter 2000 revenues included $2.1 million for services provided to the joint venture for Aldurazyme compared to $1.5 million in the same period in 1999. The increase was primarily the result of increased services provided to the joint venture for the start-up of manufacturing operations in the Galli Drive facility in preparation for the supply of clinical trial bulk enzyme. Third quarter 2000 revenues also included $671,000 generated by Glyko, Inc. compared to $492,000 for the third quarter of 1999.

Cost of products and cost of services related to Glyko, Inc. operations were $194,000 in the third quarter of 2000 and were $118,000 in the comparable period of 1999. Glyko's total external product and service costs as a percent of the sales of products and services were 29% in the third quarter of 2000 and 24% in the third quarter of 1999. The change was due primarily to a less favorable mix, with a greater percentage of lower margin product sales.

Research and development expenses for the third quarter of 2000 increased by $800,000 to $8.5 million in the third quarter of 2000 from $7.7 million in the third quarter of 1999. This increase was due primarily to increased activities in support of the joint venture for Aldurazyme, the Company's enzyme product candidate rhASB and our enzyme for burn debridement.

Selling, general and administrative expenses increased to $2.3 million in the third quarter of 2000 from $2.0 million in the third quarter 1999. This increase was primarily due to the acceleration of the amortization of goodwill for the purchase of Glyko, Inc. The estimated life of the goodwill had been decreased from ten years to seven years.

The Company's equity in the loss of its joint venture with Genzyme was $590,000 for the third quarter 2000 compared to $468,000 for the same period of 1999 as the joint venture continued the original clinical trial and prepared for a confirmatory Phase III clinical trial.

Interest income was $691,000 for the third quarter of 2000 compared to $724,000 for the same period of 1999. In the third quarter of 1999, the interest expense accrued on the April 1999 convertible notes totaled $167,000. These notes converted in the initial public offering on July 23, 1999 and, consequently, interest expense in the third quarter of 2000 was only $2,000, representing investment on our equipment loan.

Net loss was $8.1 million ($0.22 per share) in the third quarter of 2000 compared to a net loss of $7.6 million ($0.24 per share) in the comparable period of 1999.

The Nine Months Ended September 30, 2000 and 1999

For the nine-month periods ended September 30, 2000 and 1999, revenues were $9.2 million and $4.7 million, respectively. Joint venture revenues were $7.3 million and Glyko, Inc. revenues were $1.9 million for the first nine months of 2000, as compared to $3.4 million and $1.1 million, respectively, for the same period in 1999. The primary reasons for these increases in revenues are the same as described for the third quarter increases in revenues.

Cost of products and cost of services related to Glyko, Inc. operations were $539,000 for the first nine months of 2000 compared to $333,000 for the same period in 1999. Glyko's total external product and service costs as a percent of the sales of products and services were 28% and 30% for the nine-month periods ended September 30, 2000 and 1999, respectively.

Research and development expenses increased to $25.1 million in the first nine months of 1999 from $18.0 million in the comparable period of 2000. Increased expenses in support of the Aldurazyme joint venture with Genzyme, especially manufacturing requirements, and of the MPS-VI program were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased to $6.5 million in the first nine months of 2000 to $4.8 million in the first nine months of 1999. The increase resulted primarily form an increase in staffing and expenses in BioMarin administration in 2000 compared to 1999, including the effect of increased expenses associated with being a public company and the acceleration of the amortization of goodwill as described for the third quarter.

In the first quarter of 2000, the Company recorded a provision of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use BioMarin's Galli Drive facility for the manufacture of bulk Aldurazyme both for the confirmatory Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on U.S. Food and Drug Administration (FDA) guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial, the biologics license application (BLA) submission and for commercial production. The majority of its technical staff at the Carson Street facility transferred to the Galli Drive facility in Novato, California in May. The provision primarily consisted of write-downs of leasehold improvements and equipment located in the Carson Street facility.

BioMarin's equity in the loss of its joint venture with Genzyme was $1.8 million for the first nine months of 2000 compared to $1.0 million for the same period of 1999. The primary reasons for this increase in the loss of the joint venture are the same as described for the third quarter.

Interest income increased by $1.1 million to $2.3 million in the first nine months of 2000 from $1.2 million in the first nine months of 1999 primarily due to increased cash reserves in 2000 resulting from the initial public offering, concurrent with an investment by Genzyme, in July 1999.

The net loss was $27.0 million ($0.76 per share) and $19.0 million ($0.67 per share) for the first nine months of 2000 and 1999, respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $133.0 million. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment of $8.0 million by Genzyme as part of our joint venture with them, an initial public offering including the underwriters' over-allotment exercise, the concurrent $10.0 million Genzyme investment in our Company and pursuant to stock option and warrant exercises.

Our combined cash, cash equivalents and short-term investments totaled $63.0 million at December 31, 1999 and decreased $15.5 million to $47.5 million at September 30, 2000. The primary use of cash during the nine months ended
September 30, 2000 was to finance operations, fund the joint venture and purchase equipment and leasehold improvements. The primary source of cash during this period was the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan and pursuant to the exercise of common stock warrants. For the nine months ended September 30, 2000, operations used $10.0 million, we invested $10.7 million in the joint venture (which was consumed in joint venture operations), we purchased $2.0 million of equipment and leasehold improvements, we raised $6.3 million from the exercise of stock options and warrants and we received $842,000 from the repayment of a promissory note.

From our inception through September 30, 2000, we have purchased approximately $31.4 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

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

As of September 30, 2000, we had expended to date approximately $950,000 on the analytic projects and $1.0 million on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $200,000 in incremental direct expense to complete the analytic projects in phases over approximately 9 months. We expect to spend approximately $450,000 to complete the diagnostic projects in phases within the next 12 months. None of these projects have been terminated to date.

Since the acquisition of these in-process research and development projects, there have been no subsequent developments which indicate that the completion and commercialization of either of the projects are less likely to be completed on the original planned schedule or less likely to be a commercial success.

We have made and plan to make substantial commitments to capital projects, including expanding the Aldurazyme and rhASB manufacturing facilities, developing new research and development facilities, and expanding our administrative and support offices.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS-I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the IPO. Genzyme has committed to pay us an additional $12.1 million upon approval of the biologics license application for Aldurazyme.

We expect our current funds to last at least through 2001. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

 .    The sale of equity securities

 .    Equipment-based financing

 .    Collaborative agreements with corporate partners

We do not expect to generate positive cash flow from operations at least through 2002 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

 .    Preclinical studies, clinical trials and regulatory review

 .    Commercialization of our drug candidates

 .    Development of manufacturing operations

 .    Process development

 .    Scale-up of manufacturing facilities

We anticipate a need for additional financing to fund the future operations of our business, including the commercialization of our drug candidates currently under development. We cannot assure you that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

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

Research and Development/Rapid Growth

A substantial portion of our business plan is based upon the development, production and sale of carbohydrate enzyme therapies for various medical applications. Although we currently have several products at various stages of research and development, none of our products is approved for marketing and sales. All of the products currently in development will require substantial additional research and development including clinical trials prior to distribution and sales.

To be able to effectively address all of the issues associated with developing commercially viable products, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, and financial and administrative systems. Our systems, procedures and controls may not be adequate to support our operations and our management may not be able to successfully manage future market opportunities or our relationships with customers and other third parties.

Because the development and manufacture of our carbohydrate enzyme therapy products require specialized technical expertise, the loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. We rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the biopharmaceutical field is intense. Our location is in the San Francisco Bay Area, which has a rapidly growing concentration of biopharmaceutical companies, exposes us to particularly intense competition for qualified staff at all levels. We may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

Capital Resources

Developing and bringing our carbohydrate enzyme therapy products to market is a particularly time consuming and capital intensive process which requires substantial expenditures. We believe that the cash, cash equivalents, and short-term investment securities balances at September 30, 2000 will be sufficient to meet our operating and capital requirements through 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time. Such financing may not be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate our product development programs.

Regulatory Considerations

We must obtain regulatory approval before marketing or selling our drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management's credibility, the value of our Company, and our operating results will be adversely affected.

As part of the FDA approval process, we must conduct, at our own expense, preclinical studies in the laboratory, on animals, and clinical trials on humans for each drug candidate. The number of preclinical studies and clinical trials that the FDA will require will vary depending on the drug product, the disease or condition the drug is being developed to address, the results of prior studies, and trials and regulations applicable to the particular drug. Even if we obtain favorable results in preclinical studies on animals, the results in humans may be different. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products.

Typically, if a drug product, such as Aldurazyme, is intended to treat a chronic disease, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. In addition, clinical trials on humans are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety, efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, fewer trials may be sufficient to prove safety and efficacy under the FDA's Modernization Act of 1997.

Where appropriate, we intend to seek fast track designation from the FDA for our drug candidates. To date, Aldurazyme and rhASB are our only candidates to have received a fast track designation. However, obtaining a fast track designation does not guarantee a faster review process or faster approval compared to the normal FDA procedures.

In addition to the risks associated with obtaining regulatory approval for our products, we must comply with strict regulatory requirements relating to the manufacture of our drug candidates that can be costly and delay or prevent our production efforts. Our manufacturing facilities must obtain regulatory certification prior to production and upon any material change to the production process, before and after product approval, and are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. We cannot guarantee that these facilities will pass federal or international regulatory inspection. Manufacture of our drug products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. We cannot guarantee that the Company, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations.

Protection of Intellectual Property

We are dependent on the protection of our intellectual property. We employ several strategies to attempt to prevent our competitors from utilizing our research and technical information. However, these strategies may not be successful.

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including Aldurazyme and rhASB. The patent positions of biotechnology companies are extremely complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing, including the structure of the enzymes, the methods for purifying or producing the enzymes and the methods of treatment, has existed in the public domain for many years. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection.

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

It is unclear whether our trade secrets will provide useful protection. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Also, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Orphan Drug Status

As part of our business strategy, and as a further means of protecting our intellectual property, we intend to develop certain drugs that may be eligible for FDA orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the United States. The company that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition.

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

We received orphan drug designation from the FDA for Aldurazyme in September 1997. In February 1999, we received orphan drug designation from the FDA for rhASB for the treatment of MPS-VI. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development or FDA review time of a drug so designated nor gives the drug any advantage in the FDA review or approval process.

Issues Relating to Our Joint Venture

We have entered into a joint venture with Genzyme Corporation to assist us in obtaining international regulatory approval for Aldurazyme as well as marketing and commercializing the product worldwide. We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disorder. Because it is our initial product, our operations are substantially dependent upon the development of Aldurazyme.

Genzyme may not devote the resources necessary to successfully market Aldurazyme. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement.

If the joint venture is terminated, one party, as determined by the joint venture agreement, must buy out the other party's interest in the joint venture and will then own all rights to Aldurazyme. If Genzyme were obligated to buy out our interest in the joint venture, Genzyme would be granted, exclusively, all of the rights to Aldurazyme and any related intellectual property and regulatory approvals. We would then effectively be unable to develop and commercialize Aldurazyme. If we were obligated to buy out Genzyme's interest in the joint venture, we would then be granted all of these rights to Aldurazyme exclusively. While we could then continue to develop Aldurazyme, that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

Termination of the joint venture where we retain the rights to Aldurazyme could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

Complicated Manufacturing Process

Even once we have successfully developed a product and obtained regulatory approval for its sale and use, there are still several factors that could limit or prevent its commercial viability including large scale manufacturing complications, distribution and marketing, and market demand.

We have developed a total of 41,200 square feet at our Novato facilities for the manufacturing of Aldurazyme and rhASB. We expect that the manufacturing process of all of our new products, including rhASB, will also require significant time and resources before we can begin to manufacture them in commercial quantity.

We have no experience manufacturing drug products in volumes that will be necessary to support commercial sales. The large scale, consistent production of several of our drug candidates is complicated, expensive and unpredictable and may not yield the high quality and high purity required with acceptable quantity and costs. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and greater losses in manufacturing start-up phases. Even if we can establish the necessary capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if third-party reimbursement is substantially lower than expected.

Marketing and Pricing Issues

Our initial drug candidates target disorders with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability and the patient populations must be able to afford the treatments. For example, two of our initial drug products in genetic disorders, Aldurazyme and rhASB, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

The course of treatment for patients with MPS-I using Aldurazyme and MPS-VI using rhASB is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or rhASB without reimbursement from third-party payors.

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

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for Aldurazyme. We will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

We expect that in the future, reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing, which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect our future revenues from sales of our drugs and may adversely affect our business and prospects.

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

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at September 30, 2000.

Investment portfolio:
                                      Carrying value
                                     (in $ thousands)
                                    ----------------
Cash and cash equivalents................ $16,098
Short-term investments...................  31,129*
Certificates of deposit..................     278
                                          -------
   Total..............................    $47,505

* 84% in United States agency securities and 16% in A1/P1 rated commercial paper.

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

Item 4.         Submission of Matters to a Vote of Security Holders.       None.

Item 5.         Other Information.                                         None.

Item 6.         Exhibits and Reports on Form 8-K.

                (a) The following documents are filed as part of this report

                    See Exhibit Index attached hereto.

                (b) Reports on Form 8-K.

                    No reports were filed on Form 8-K during the three months ended September 30, 2000.

                                  EXHIBIT INDEX

Exhibit Number        Description of Document
--------------        ----------------------------
27.1                  Financial Data Schedule (available in EDGAR format only).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIOMARIN PHARMACEUTICAL INC.

Dated: October 26, 2000             By: \s\ Raymond W. Anderson
------------------------------      -------------------------------------------
                                        Raymond W. Anderson
                                        Chief Financial Officer, Chief Operating
                                        Officer and V.P. Finance and
                                        Administration (on behalf of registrant
                                        and as principle financial officer)