Form 10-K
period 2000-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2001-03-20
CIK 1048477

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] Annual  Report  Under  Section  13 or 15(d) of the  Securities
       Exchange  Act of 1934 For the fiscal year ended  December  31,
       2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________.

                        Commission File Number: 000-26727

                          BioMarin Pharmaceutical Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   68-0397820
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

371 Bel Marin Keys Blvd., #210, Novato, California                 94949
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

Yes   X    No
    -----     ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2001 was $181,664,320. The number of shares of common stock, $0.001 par value, outstanding on March 9, 2001 was 37,115,610.


The documents incorporated by reference are as follows:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2001 are incorporated by reference into Part III.

                          BIOMARIN PHARMACEUTICAL INC.

                                     Part I

                           FORWARD LOOKING STATEMENTS

      This Form 10-K contains "forward-looking statements" as defined under securities laws. Many of these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the " Factors That May Affect Future Results," "Description of Business," and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-K. You should carefully consider that information before you make an investment decision.

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

Item 1.   Description of Business

Overview

BioMarin Pharmaceutical Inc. (BioMarin) is a developer of enzyme therapies for debilitating, life-threatening, chronic genetic diseases and other diseases and conditions. We are currently focusing our research and development efforts on three potential products, AldurazymeTM , rhASB and Vibriolysin.

Aldurazyme for MPS-I

In April 1999, we completed a twelve-month patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of
mucopolysaccharidosis-I   or  MPS-I,  a  life  threatening   genetic   disease.
Aldurazyme is a specific form of recombinant human (alpha)-L-iduronidase that replaces a genetic deficiency of (alpha)-L-iduronidase in MPS-I patients. The 26-week clinical results were presented at the American Society for Human Genetics in October 1999. The initial clinical trial treated ten patients with MPS-I at six medical centers in the United States. Based on data collected during the initial twelve-month evaluation period, Aldurazyme met the primary endpoints set forth in the investigational new drug application. In addition, Aldurazyme demonstrated efficacy according to various secondary endpoints in each of the patients. We continue to collect data from the ongoing treatment of these original patients. In January of 2001, 52-week study results were reported in the New England Journal of Medicine.

The New England Journal of Medicine article, titled "Enzyme Replacement Therapy in Mucopolysaccharidosis I," describes the results of the open label trial in ten MPS-I patients conducted at Harbor-UCLA Medical Center and five other sites in the U.S. The study subjects ranged in age from 5 to 22 years and included a wide spectrum of clinical severity. All patients received 52 weeks of weekly intravenous infusions of Aldurazyme and an intensive series of assessments at 0, 6, 12, 26 and 52 weeks.

Key clinical outcomes reported in the publication include:


1. Significantly decreased liver or spleen size in all subjects, with 8 of 10 subjects showing a normal liver size at 26 weeks and 52 weeks.

2. Reduced excretion of complex carbohydrates in the urine within 3-4 weeks, reaching near normal excretions in 9 of 10 subjects.

3. Improved range of motion in the shoulder, as patients were able to raise their right and left arms an average of 28 and 26 degrees higher than before.

4. Clinically significant improvements in sleep apnea, with a 61 percent reduction in night-time episodes of interrupted breathing (apnea or hypopnea).

5. In the 6 prepubertal patients, height growth rate increased 85% and the weight growth rate increased by 131%.

6. Improvements in physical function reported by all subjects by one class or more using the four classes of the New York Heart Association functional scoring system.

In addition, study findings showed Aldurazyme therapy to be well tolerated in all study subjects. Adverse events consisted primarily of allergic reactions including rash in 5 subjects and facial and throat swelling in 3 subjects. These allergic reactions were manageable with pre-medications and slower rates of infusion. No neutralizing antibodies were reported.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme. In collaboration with Genzyme, we are conducting a randomized double-blind, placebo-controlled Phase III clinical trial of Aldurazyme at five sites in the United States, Canada and Europe. This pivotal trial began in December 2000 and is evaluating up to 45 MPS-I patients, for a period of six months; patient enrollment was completed in March 2001. All patients will be dosed weekly, and will be evaluated using both clinical and biochemical measures of efficacy. Primary clinical endpoints include measures of pulmonary function and exercise tolerance. Secondary and tertiary endpoints include both surrogate markers of efficacy as well as additional measures of clinical benefit. We intend to file a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) late in 2001, pending the successful outcome of the Phase III Trial.

Aldurazyme has received fast track designation for the treatment of the more severe forms of MPS-I. The FDA has granted Aldurazyme an orphan drug designation giving us exclusive rights to market Aldurazyme to treat MPS-I for seven years from the date of FDA approval if Aldurazyme is the first product to be approved by the FDA for the treatment of MPS-I. In addition, the European Commission has designated Aldurazyme for the treatment of MPS-I as an orphan medicinal product in the European Community, giving us similar market exclusivity in Europe for 10 years.

MPS-I is a life-threatening genetic disease caused by the lack of a sufficient quantity of the enzyme (alpha)-L-iduronidase, which affects about 3,400 patients in developed countries, including approximately 1,000 in the United States and Canada. Patients with MPS-I have multiple debilitating symptoms resulting from the buildup of carbohydrate residues in all tissues in the body. These symptoms include delayed physical and mental growth, enlarged livers and spleens, skeletal and joint deformities, airway obstruction, heart disease, reduced endurance and pulmonary function, and impaired hearing and vision. Most children with MPS-I will die from complications associated with the disease before adulthood.

In August 2000, our Galli Drive manufacturing facility and a smaller clinical manufacturing laboratory in our Bel Marin Keys Boulevard facility were both subjected to an extensive inspection by the State of California Food and Drug Branch and were granted licenses to produce clinical product. We are manufacturing bulk Aldurazyme in our Galli Drive manufacturing facility in compliance with current Good Manufacturing Practices (cGMP) regulations.

RhASB for MPS-VI

In October 2000, we initiated a clinical trial of recombinant human N-acetylgalactosamine-4-sulfatase also known as arylsulfatase B or rhASB in enzyme replacement therapy for MPS-VI; patient enrollment was completed in February 2001. MPS-VI, also known as Maroteaux-Lamy syndrome, is similar in its clinical symptoms to MPS-I. However, MPS-VI does not appear to have the central nervous system involvement and mental retardation characteristics of the most severe form of MPS-I. We are manufacturing clinical bulk rhASB in the Bel Marin Keys Boulevard facility in compliance with cGMP regulations. RhASB has received fast track and orphan drug designations by the FDA. In addition, the European Commission has designated rhASB for the treatment of MPS-VI as an orphan medicinal product in the European Community.

Vibriolysin for the debridement of serious burns

We have successfully conducted preclinical studies in two animal models of our burn enzyme, Vibriolysin, for use in burn debridement (cleaning) in wound preparation for skin grafting. We expect to submit an application to the FDA or a foreign equivalent to begin a clinical trial for Vibriolysin by mid-year 2001.

Carbohydrate-active Enzyme Therapeutics

Carbohydrates are a fundamental class of biological molecules that play diverse and critical roles in maintaining the health and functional integrity of all cells and tissues. Enzymes are proteins that act as specific tools that allow cells to build up and break down many vital components. Carbohydrate-active enzymes construct cleave, or otherwise modify carbohydrates to regulate their production, maintenance and degradation. These carbohydrate-active enzymes are critical to a wide range of functions within the body, including cell proliferation, digestion, blood clotting, immune response, wound healing, conception and control of infection and inflammation. The body, when functioning normally, produces appropriate quantities of carbohydrate-active enzymes to perform these functions. Carbohydrate-active enzymes have the potential to play an important therapeutic role in certain diseases or disorders by either replacing deficient enzymes or supplementing the enzymes that are naturally present in the body.

Role of Carbohydrate-active Enzymes in Genetic Diseases

There are more than 70 genetic diseases that are known to be caused by the deficiency of a single enzyme. In these genetic diseases the body fails to produce sufficient or functional quantities of certain enzymes. Most of these genetic diseases are rare, affecting only a few dozen to a few thousand people in the United States. Examples of genetic diseases include Gaucher disease, hemophilia and MPS diseases. Since there is not extensive literature regarding these rare genetic diseases, we hired a market research consultant, The Frankel Group, to conduct research regarding this potential market. The figures cited in the following paragraph were developed by The Frankel Group.

Currently, only eight genetic diseases have effective treatments, and five of these eight are treated through enzyme replacement. Historically, enzyme replacement therapy has been limited by the inability of manufacturers to produce the correct form of enzymes in sufficient quantities. Manufacture of sufficient quantities to support a therapeutic program has now become possible with advancements in recombinant DNA production methods. In these cases, recombinant production methods apply human DNA to host mammalian cells to produce human enzymes the host cells would not naturally produce. In 1998, the worldwide sales of pharmaceuticals used to treat genetic diseases by enzyme replacement were approximately $2.7 billion.

Genzyme's treatment for Gaucher disease is an example of a treatment using enzyme replacement therapy. Gaucher disease, which afflicts approximately 5,000 people in the developed world, is caused by a deficiency in the enzyme glucocerebrosidase. In April 1991, following a single clinical trial involving 13 patients, Genzyme's treatment for Gaucher disease was approved for marketing by the FDA. Approximately 2,500 patients worldwide are using Genzyme's treatment for Gaucher disease. Sales of Genzyme's treatments for Gaucher disease, Cerezyme(R) enzyme and Ceredase(R) enzyme, generated total revenue of approximately $537 million in 2000.

Business Strategy

Our business strategy is to develop therapeutic products to treat a variety of diseases and conditions involving enzymes and/or carbohydrates. The principal elements of this strategy are:

o Focus on Drug Candidates with Known Biology and Low Technical Risk. We identify potential products that treat serious diseases or conditions where the biological role of enzymes is well understood and the method of treatment is straightforward. As part of this strategy, we are initially focusing on treating genetic diseases such as MPS-I and MPS-VI, which are caused by the deficiency of a single enzyme.

o Select Products that May Be Developed Relatively Quickly. We are developing therapeutic products for serious diseases or conditions that we believe will require relatively limited time and capital to conduct preclinical studies and small numbers of patients for clinical trials. Because many of our potential drug products are intended for serious or life-threatening conditions and may address unmet medical needs for these conditions, we believe that they will qualify for fast track designation by the FDA. If a preliminary review of the clinical data suggests that the producte is effective, the FDA may initiate review of sections of a license application for a fast track product before teh application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. In September 1998, we received from the FDA fast track designation for Aldurazyme for the treatment of severe MPS-I. Similarly, in July 2000, we received fast track designation for rhASB for the treatment of MPS-VI.

o Pursue Well-defined, Niche Markets. We develop potential drug products to treat small patient populations for diseases for which there are currently no effective therapies. Often these markets are for life threatening diseases, which offer the potential for a clear reimbursement rationale and life extension. We believe that such products will be reimbursed at favorable rates. We believe we will receive orphan drug designation from the FDA and European Commission for many of our products, providing us with market exclusivity for our drug formulation for seven years in the United States and ten years in Europe if we are first to gain product approval to treat the specific disease.

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

Products Under Development

Mucopolysaccharidosis Diseases

MPS diseases are seriously debilitating genetic diseases characterized by the systemic accumulation of mucopolysaccharides, which are now better known as glycosaminoglycans or GAGs. GAGs are complex carbohydrates synthesized by all cells in the body and are needed to form the structure of tissues and to give them special properties, like the resilience of cartilage. At least ten enzymes are required for the complete breakdown in the cell of GAGs. The normal breakdown of GAGs is incomplete or blocked if any one of these enzymes is not present in sufficient quantity. The cell is then unable to excrete the carbohydrate residues and they accumulate in the lysosomes of the cell.

Patients with MPS diseases are usually diagnosed by one to five years of age. MPS diseases are progressive diseases that afflict patients from birth and that frequently lead to severe disability and early death. During the course of the disease, the build-up of GAGs results in one or more of the following symptoms:

o    Inhibited growth

o    Delay and regression of mental development

o    Impaired vision and hearing

o Impaired cardiovascular and heart function especially heart valve dysfunction

o    Coarse facial features

o    Upper airway obstruction and reduced pulmonary function

o    Enlarged liver and spleen

o    Joint deformities and reduced range of motion

o    Sleep disorders

o    Malaise and reduced endurance

MPS-I. MPS-I is a genetic disease caused by the deficiency of the enzyme (alpha)-L-iduronidase. About 3,400 patients in developed countries have MPS-I, including about 1,000 in the United States and Canada. If untreated, almost all children diagnosed with the more severe forms of MPS-I will die before reaching adulthood. Patients with milder forms of MPS-I still exhibit many of the symptoms described above and require extensive medical care. Currently, the only available treatment for MPS-I is a bone marrow transplant that is primarily performed in youngm, more severely affected patients. However, many patients cannot find an appropriate bone marrow donor. Of the patients that do find appropriate donors, many choose not to receive a bone marrow transplant because of its risks and serious side effects.

Aldurazyme.   We  are   developing  a  specific  form  of   recombinant,   human
(alpha)-L-iduronidase, designated Aldurazyme, for the treatment of MPS-I. Aldurazyme treats MPS-I by replacing a deficiency in (alpha)-L-iduronidase caused by genetic defects. Until now, enzyme replacement therapy for MPS-I has been impractical because no one has been able to manufacture adequate supplies of (alpha)-L-iduronidase with the proper structure and purity. The proper structure of mannose-6-phosphate structures on the enzyme is essential to ensure efficient uptake of the enzyme by the cells and enable a therapeutic effect at relatively low doses. Using production and purification processes licensed by us and subsequently improved, we are able to produce sufficient quantities of Aldurazyme with the proper structure and purity.

In April 1999, we completed a twelve-month evaluation period for our initial clinical trial of Aldurazyme. Initiated in December 1997, this clinical trial treated ten patients with MPS-I at six medical centers in the United States. We continue to treat and monitor eight of these ten patients according to an extension protocol. Patients are treated with a slow intravenous infusion of Aldurazyme once a week at a dose of 100 units per kilogram of patient weight. (The activity of the product used in the pre-clinical and early clinical studies was defined at 125,000 units/ml. Due to a subsequent optimization and validation of the product activity assay, the same product activity is now defined at 100 units/ml. This change does not represent a change in either the actual dose or the formulation of the product, merely a change in assay conditions and activity definition.)

The primary endpoints set forth in the investigational new drug application for Aldurazyme were a reduction in liver or spleen size and a reduction in urinary GAG levels. Eight of the ten patients achieved the primary endpoint goal of a 20% reduction of liver size within the six-month evaluation period. Of the two patients who did not achieve the targeted liver reduction, one patient achieved a liver size in the normal range and the second patient, who had hepatitis at the end of the six-month period, achieved the 20% reduction after the six-month period. Five of the ten patients achieved a 20% reduction in spleen size. All of the ten patients achieved the primary endpoint goal of at least a 50% reduction in urinary GAG levels.

Each patient with MPS-I exhibits a different mix of clinical symptoms. We tested each patient at intervals throughout the six-month evaluation period measuring a variety of secondary endpoints to determine whether the primary endpoints are reasonably likely to predict clinical benefit. The secondary endpoints we used included joint disease, eye disease and cardiac function. Additional measures of efficacy included sleep apnea and airway evaluations, endurance and fatigue, and evaluations of bone. Except for the evaluations of the patient's bones, in which no improvement was expected due to the short duration of the trial, most patients who exhibited physical symptoms of the disease achieved improvement in those symptoms during the course of the evaluation period for the secondary endpoints and additional clinical measures of efficacy.

During the twelve-month evaluation period, four of the ten patients experienced immune responses specific to the enzyme. No long-term effects of these immune responses have been observed at this time. A few patients experienced side effects, primarily hives in five patients, which probably were related to Aldurazyme. The hives became recurrent with each infusion in four patients but eventually decreased and resolved with increased pre-medication. No patients had life-threatening allergic reactions. Of the events that probably were related to Aldurazyme, the symptoms occurred during the infusions only, were manageable with medications, and did not impact the health or well-being of the patient outside the administration setting as can be determined at this time. Neither clinical nor laboratory evaluations showed any harmful effect of Aldurazyme therapy.

At 103 weeks of therapy, a seven year old patient in the initial trial died suddenly of a respiratory arrest due to a systemic viral illness associated with significant pulmonary and cardiac infection. The death took place during an airplane flight. The contribution of altitude and altered oxygenation to her demise is unclear. The principal investigator believes the event was unrelated to treatment with Aldurazyme and at this time we concur. A second patient in the study died after 2 1/2 years of therapy due to a complication following surgery for a pre-existing MPS-I related skeletal problem.

In collaboration with Genzyme, we initiated a Phase III clinical trial of Aldurazyme in December 2000 with the intention to file a BLA with the FDA late in 2001, pending the successful outcome of the Phase III Trial.

The joint venture plans to continue assessment of the efficacy of treatment with Aldurazyme in this Phase III trial. The parameters for this clinical study are expected to include:

o Pulmonary function (Forced Vital Capacity (FVC-1), a measure of lung capacity)

o    A 6-minute walk test (a test of overall physical function)

Secondary parameters will include:

o    Functional ability assessment questionnaire

o    Hepatomegaly (enlargement of the liver)

o    Sleep apnea

o    Urinary GAGs

Tertiary parameters will include:

o    Joint range of motion

o    Patient's quality of life

o    Growth velocity

o    Visual acuity

o    Electrocardiogram and echocardiogram (cardiac function)

o    Other pulmonary function testing

o    Investigator global assessment

o    Parents' quality of life

The FDA designated Aldurazyme a fast track product for the treatment of severe MPS-I. Drugs that show a potential to address an unmet medical need for a serious or life threatening disease may be eligible to receive fast track designation. Fast track designation does not guarantee a faster approval. The FDA may still require additional studies or data regarding Aldurazyme, which may delay approval and subsequent commercial sales. See "Factors That May Affect Future Results--If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products--If our joint venture with Genzyme were terminated, our ability to commercialize Aldurazyme would be delayed."

The joint venture intends to investigate the safety of Aldurazyme in patients with severe MPS-I. An initial trial to confirm safety in this patient population is expected to begin in 2001. This information is intended to be available during the BLA review with the FDA.

MPS-VI. MPS-VI, also known as Maroteaux-Lamy syndrome, is a genetic disease caused by a deficiency of the enzyme N-acetylgalactosamine 4-sulfatase (also known as arylsulfatase B). Estimates from disease frequency studies indicate that there are approximately 1,100 patients suffering with MPS-VI in the developed world of which approximately 340 are in the United States and Canada. Patients with MPS-VI have symptoms similar to those for MPS-I. However, MPS-VI patients do not have impairment of mental function. If untreated, the average life span of MPS-VI patients is estimated to be between the teenage years in the severe form to over 30 years in the mild form. MPS-VI has been treated by bone marrow transplants. However, many patients do not find an appropriate bone marrow donor. Of the patients who find an appropriate donor, many choose not to receive a bone marrow transplant because of its serious risks and side effects.

rhASB. We are developing recombinant, human N-acetylgalactosamine 4-sulfatase or rhASB, for the treatment of MPS-VI. We believe that rhASB will treat MPS-VI by replacing a deficiency in the enzyme N-acetylgalactosamine 4-sulfatase.

From 1994 through 2000, preclinical studies of rhASB were conducted on cats with naturally occurring feline MPS-VI. Cats with feline MPS-VI have physiological characteristics and clinical symptoms similar to those exhibited by humans with MPS-VI. RhASB was shown to be well tolerated for at least six months in three cat studies of rhASB in feline MPS-VI. Additionally, biochemical activity was confirmed as a significant reduction in stored carbohydrate material (GAG's) was observed in the cats' major organ systems and peripheral circulation. Clinical benefit was also shown in the cats' skeletal and neurological systems. These studies were summarized in the rhASB investigational new drug application.

We are continuing to develop improved production and purification processes for rhASB for the clinical and commercial manufacturing processes. RhASB has received fast track and orphan drug designations from the FDA. In addition, the European Commission has designated rhASB for the treatment of MPS-VI as an orphan medicinal product in the European Community. An investigational new drug application was filed with the FDA and a Phase I clinical trial for the use of rhASB at two dose levels to treat MPS-VI in six patients began in October 2000. Patient enrollment in this trial was completed in February 2001, and initial clinical results from this trial should be available in September 2001.

Other Diseases And Conditions

Burn Debridement

In 1997, approximately 65,000 patients in the United States were admitted to hospitals with serious burns. Approximately 20% of these patients had very severe burns that destroyed all layers of the skin, referred to as full-thickness or third-degree burns. Full-thickness burns require major skin grafts. This typically requires admission to one of approximately 150 major burn centers in the United States. Full-thickness burns are treated by removing unhealthy and dead tissue, a process called debridement, to prevent infection and to prepare the burned site for skin grafting or other therapy. Currently, full-thickness burns are debrided by multiple surgical procedures that are complicated by loss of blood, loss of healthy tissue, continued trauma and pain and scarring. In many instances, surgery must be delayed in severely compromised patients. Additionally, certain parts of the body, such as the hands and face, are difficult to treat by this method.

A limited number of topical debridement products are available as an alternative to surgery. Topical enzymatic products, however, have not been widely accepted by physicians treating burn patients because the products either act too slowly and are ineffective, or act indiscriminately on both dead and living skin causing the patient intolerable pain.

A significant part of human skin is made up of carbohydrates and proteins. We believe that there is an opportunity for more selective enzyme debridement products that have greater specificity at digesting carbohydrates or proteins in dead tissue.

Based on discussions with general wound specialists, we believe that if the products successfully debride full-thickness burns, they have the potential to effectively debride partial thickness burns and other types of wounds as well.

Vibriolysin.

Vibriolysin is an enzyme from a marine bacterium that acts preferentially on denatured (unfolded) proteins and was discovered by scientists at W.R. Grace & Co. Upon review of the data from preclinical studies that were conducted by W.R. Grace, in May 1998 we obtained a three-year option to obtain an exclusive license to Vibriolysin. In January 2001, we notified W.R. Grace that we were exercising that option and we are currently in negotiations to finalize this agreement. In preclinical studies supported by W.R. Grace, Vibriolysin was shown to safely debride full-thickness burns in pigs, and accelerate wound healing in less severe burn lesions. In studies sponsored by us and conducted at UCSD and Vanderbilt, the ability of Vibriolysin to debride full-thickness burns was confirmed in mice, rats and pigs. Tests to apply skin grafts to burns debrided by Vibriolysin were successful in mice and pigs (tests in rats were not attempted). Based on the successful completion of appropriate toxicology and pharmacokinetic studies, the Company expects to initiate a clinical trial in 2001 pending regulatory submission and approval in the US or Europe.

Other Research and Development

We intend to develop additional enzyme replacement therapies for other genetic diseases. We have identified genetic diseases that we believe will respond well to enzyme replacement therapy. We are developing enzyme replacement therapies that we believe qualify for orphan drug designation. Due to the known biologic mechanism of proposed enzyme replacement therapies, we believe that the human clinical trials for future genetic diseases may be similar to those for MPS-I.

We are applying a portion of our research and development efforts on enzymes for the treatment of other non-genetic disease conditions where the biology of the disease is well understood and therefore the potential therapeutic value of these types of enzymes can be assessed. This would include diseases currently without effective therapies where we can leverage our core competence and technology to move quickly through preclinical development and into clinical trials.

Carbohydrate Analysis, Products and Services

Glyko, Inc., our wholly-owned subsidiary, sells carbohydrate analytical products and services. These products and services provide sophisticated carbohydrate analysis to research institutions and commercial laboratories. Commercial laboratories use carbohydrate analysis to determine carbohydrate structure, sequence and quantity. Glyko, Inc.'s key technology, Fluorphore Assisted Carbohydrate Electrophoresis, also known as FACE(R), is a rapid and relatively inexpensive method of analyzing complex carbohydrates. In a typical application, FACE(R) will rapidly process a sample of unknown composition. It will then identify the carbohydrate structures present, quantify their abundance and prepare a detailed report.

Glyko, Inc.'s primary product is the FACE(R)Imaging System, an electrophoretic system that includes an imager and software designed to separate, identify and quantify carbohydrates. Glyko, Inc. also sells the consumable products required for the system's operation.

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

Glyko, Inc. also markets the only urinary screening test cleared by the FDA for lysosomal storage diseases. Glyko, Inc. also provides a lysosomal storage diseases screening service using its test and related diagnostic technology. Glyko, Inc.'s diagnostics line includes software for the automated diagnosis of oligosaccharidoses, a subclass of lysosomal storage diseases. Glyko, Inc. is developing similar software for MPS diseases. Glyko, Inc. is expanding its ability to measure GAGs in urine. In addition to MPS-I, elevated or reduced levels of GAGs in urine may serve as early, non-invasive indicators for a number of diseases, including osteoporosis, degenerative joint diseases, kidney diseases as well as lysosomal storage diseases. In addition, Glyko, Inc.
provides analysis of plasma heparin, a type of GAG, and is developing an automated analyzer for heparin in whole blood and in urine. The direct analysis of heparin concentration in blood or plasma allows for close monitoring of patients on heparin-based anti-coagulation therapy. Over-or under-dosing of heparin can result in serious adverse side effects.

Glyko, Inc. purchased the reagent business of Oxford GlycoSciences in May of 1999. This business adds a product line of chromatography columns and disposables as well as additional reagents and enzymes to the current technology offered by Glyko, Inc. As of March 2001, Glyko, Inc. markets 17 kits, 63 enzymes, 110 carbohydrate standards, as well as HPLC columns, miscellaneous reagents, analytical and diagnostic services.

Manufacturing

The drug candidates we are currently developing require the manufacture of recombinant enzymes. For our genetic disease programs, we expect to manufacture the bulk enzymes. We believe that we will be able to manufacture sufficient quantities of our genetic disease drug products for clinical trials and commercial sales in part because relatively low doses are required for treatment and because the targeted patient populations are small. In general, we expect to contract with outside service providers for certain manufacturing services, including final product fill and finish operations and bulk enzyme production for clinical and early commercial production where the production requirements exceed our manufacturing capacity.

In the first quarter of 2000, we began production of Aldurazyme for clinical requirements including the Phase III clinical trial and other clinical studies. The bulk production is being done in our Galli Drive (Novato, California) manufacturing facility. Galli is a 32,800 square foot cGMP production facility including support areas housing utilities, laboratories and administrative functions. We expect to support the commercial launch of Aldurazyme from this facility. Vialing and packaging will be performed using contract manufacturing.

We are developing additional manufacturing capacity to support commercial sales of Aldurazyme, rhASB or other genetic diseases enzymes. We intend to complete this phase of development in 2001 by selective additions to certain support activities in our Galli Drive manufacturing facility.

In 2000, the manufacturing facilities in Novato were inspected and subsequently licensed by the State of California Food and Drug Branch for the production of clinical trial material. These facilities will be inspected by the FDA or other regulatory agencies after the filing of a BLA or other marketing application. These facilities, and those of any third-party manufacturers, will be subject to periodic inspections confirming compliance with applicable law. Our facilities must be cGMP certified before we can manufacture our drugs for commercial sales. Failure to comply with these requirements could result in the shutdown of our facilities, fines or other penalties.

Sales and Marketing

Pharmaceutical Sales and Marketing. We have no experience marketing or selling pharmaceutical products. To commercially market our products once the necessary regulatory approvals are obtained, we must either develop our own sales and marketing force or enter into arrangements with third parties.

We established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS-I. Under the joint venture, Genzyme will be responsible for marketing, distribution, sales and obtaining reimbursement of Aldurazyme worldwide.

In the future, we may develop the capability to market and sell our drug products that are targeted at small or concentrated patient populations. In many cases, we believe that these patient populations are typically well-informed and well-connected to the medical community. Often family/patient groups suffering from niche diseases are capable users of the internet to share experiences and gather information. We believe that direct marketing to these families or patients would be effective. We may also market our products through distributors or other collaborators, particularly for those products targeted at larger patient populations or for countries where the development of an infrastructure is not economically attractive.

Sales and Marketing of Carbohydrate Analytical Products and Services. Glyko, Inc. sells its products and services primarily to distributors of research products, quality control laboratories and research laboratories. Glyko, Inc. has a sales staff of three, who cover the United States, Canada and Europe. Direct sales efforts accounted for approximately 70% of Glyko, Inc.'s revenues in 2000. Glyko, Inc. has established a network of distributors to expand its coverage in the analytical products market. Glyko, Inc. has relationships with three major research products distributors worldwide and with one distributor for North America. These distribution agreements allow these companies to sell Glyko, Inc. manufactured products under the distributor's own name (OEM). Glyko, Inc. also has distribution agreements with third parties covering Asia, Australia, Europe and Mexico. Sales by distributors accounted for approximately 24% of Glyko, Inc.'s revenues in 2000. The remaining 19% of Glyko, Inc.'s revenues are from OEM sales. Services provided to BioMarin accounted for approximately 20% of Glyko, Inc.'s overall revenue in 2000.

Patents and Proprietary Rights

Our success depends in part on our ability to:

o    Obtain patents

o    Protect trade secrets

o    Operate without infringing the proprietary rights of others

o    Prevent others from infringing on our proprietary rights

We may obtain licenses to patents and patent applications from others.

We have thirteen patent applications presently pending in the United States Patent and Trademark Office. We have filed six foreign counterpart applications and expect to file a foreign counterpart to one of the other pending U.S. patent applications at the proper time.

Glyko, Inc. owns twelve issued U.S. patents. In addition, Glyko, Inc. has licensed four U.S. patents and their foreign counterparts from AstroMed Ltd. and its successor Astroscan Ltd. on an exclusive, worldwide, perpetual and royalty-free basis. Glyko, Inc. has also licensed six U.S. patents from Glycomed Incorporated on an exclusive, worldwide, perpetual and royalty-free basis. These patents are all related to Glyko, Inc.'s products and services.

Government Regulation

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

In September 1998, the FDA designated Aldurazyme a fast track product for the more severe forms of MPS-I. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of Aldurazyme or any of our other potential products.

Orphan Drug Designation. In September 1997, Aldurazyme received orphan drug designation from the FDA. In February 1999, rhASB received orphan drug designation from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition. A rare disease or condition is one, which generally affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a biologics license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. A similar system for orphan drug designation exists in the European Community. Both Aldurazyme and rhASB received designation as orphan medicinal products by the European Commission in February 2001. In Europe this designation allows for 10 years of market exclusivity.

Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. If an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain that we will be the first to obtain approval for any drug for which we obtain orphan drug designation. Nor can we be certain that orphan drug designation will result in any commercial advantage or reduce competition. Nor can we be certain that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Competition

Pharmaceutical Products. The biopharmaceutical industry is rapidly evolving and highly competitive. The following is a summary competitive analysis for known competitive threats for each of our major biopharmaceutical product programs:

Aldurazyme for MPS-I. On November 21, 2000, Transkaryotic Therapies, Inc. (TKTX) announced that a US patent on (alpha)-L-iduronidase had been issued and that this patent had been exclusively licensed to TKTX. We have examined the patent, the patent file, the prior art and other factors. Our assessment is that there is reason to believe that the patent may not survive a challenge. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interests of our joint venture with Genzyme to pursue the development of Aldurazyme with commercial diligence, concurrent with our challenge of the patent, in order to gain marketing approvals as rapidly as possible and to provide MPS-I patients with the benefits of Aldurazyme. If the patent is valid, the joint venture will need to reach an accommodation with the holder of the license to the patent.

This patent does not affect our ability to market Aldurazyme in Europe or Japan, both major pharmaceutical markets. A patent making the same claims was rejected by the European Community and cannot be refiled.

A small private company has announced that it has novel enzymatic technology to make enzymes with proper glycosylation and phosphorylation. The proper carbohydrate and phosphate structural elements of the enzyme are essential to facilitate uptake of the enzyme by the patient's cells to have efficient enzyme replacement therapy. This company has stated an intention to begin clinical trials of its enzyme for MPS-I in 2001. BioMarin's preclinical analysis indicates that Aldurazyme is highly efficient in being taken up by cells during enzyme replacement therapy as a result of the proper mannose-6-phosphate ligands (glycosylation and phosphorylation) on the enzyme. We do not have any comparative data to assess directly the relative potential therapeutic qualities of Aldurazyme and the other enzyme.

RhASB for MPS-VI. We know of no active competitive program for enzyme replacement therapy for MPS-VI that has entered clinical trials.

Gene therapy is a potential competitive threat to enzyme replacement therapies for both MPS-I and MPS-VI. We know of no competitive program using gene therapy for the treatment of either MPS-I or MPS-VI that has entered clinical trials.

Vibriolysin for debridement of serious burns. Other enzymatic products exist which might be possibly used for the debridement of serious second or third degree burns. Those products in their current form have not captured any meaningful share of the debridement function in the treatment of burn patients. We know of no clinical program of a new enzymatic product for the debridement of serious burns. The primary competition for Vibriolysin continues to be surgical debridement.

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

o Some competitive products may provide a more precise measurement of the molecular weight of a sample.

o One competitive technology can provide more complete structural information about the sample.

The acquisition of the Oxford GlycoSciences reagents business has given Glyko, Inc. the ability to compete directly with companies with expertise in HPLC technologies. The competition in the carbohydrate-active enzymes business is comprised primarily of distributors of broad lines of research products and supplies, particularly fine chemicals and reagents. Glyko, Inc. competes on the basis of the catalog of products it offers and the number of carbohydrate-active enzymes it offers and their proprietary nature. Glyko, Inc. believes that it also provides superior service because it provides customers with sales information and assistance based on scientific understanding of carbohydrate chemistry and function. However, it does not offer as many products as some of its competitors. Glyko, Inc. plans to expand its enzyme product offerings over the next several years to compete with the broadest product lines offered today by competitors. However, neither we nor Glyko, Inc. can assure you that Glyko, Inc. will successfully broaden its product offerings or will otherwise compete successfully.

Glyko, Inc.'s diagnostic product line competes primarily with alternative technologies and laboratory services. Glyko, Inc. believes that its diagnostic approaches are novel. Glyko, Inc. has the only urinary screening test cleared by the FDA for certain lysosomal storage diseases. Glyko, Inc. believes that the test may be used as a screening tool for early detection of a number of lysosomal storage diseases and that success of the product will depend on whether it becomes widely adopted. See "Factors that May Affect Future Results--If we fail to compete successfully, our revenues and operating results will be adversely affected."

Employees

As of March 9, 2001, we had 174 full-time employees, 100 of whom are in manufacturing, 51 of whom are in research and development, 5 of whom are in sales and marketing of the Glyko, Inc. products and 18 of whom are in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages. We cannot assure you that we will be able to continue attracting qualified personnel in sufficient numbers to meet our needs.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         An investment in our common stock involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our drug products. As of December 31, 2000, we had an accumulated deficit of approximately $80.5 million. We expect to continue to operate at a net loss at least through 2002. Our future profitability depends on our receiving regulatory approval of our drug candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

Because of the relative small size and scale of our wholly-owned subsidiary, Glyko, Inc., profits from its products and services will be insufficient to offset the expenses associated with our pharmaceutical business. As a result, we expect that operating losses will continue and increase for the foreseeable future.

If we fail to obtain the capital necessary to fund our operations, we will be unable to complete our product development programs.

In the future, we may need to raise substantial additional capital to fund operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate some or all of our product development programs.

We expect to continue to spend substantial amounts of capital for our operations
for  the  foreseeable   future.   Activities   which  will  require   additional
expenditures include:

     Research and development programs

     Preclinical studies and clinical trials

     Process development, including quality systems for product manufacture

     Regulatory processes in the United States and international jurisdictions

     Commercial scale manufacturing capabilities

     Expansion of sales and marketing activities

The amount of capital we will need depends on many factors, including:

     The progress, timing and scope of our research and development programs

     The progress, timing and scope of our preclinical studies and clinical trials

     The time and cost necessary to obtain regulatory approvals

     The time and cost necessary to develop commercial processes, including quality systems

     The time and cost necessary to build our manufacturing facilities and obtain the necessary regulatory approvals for those facilities

     The time and cost necessary to respond to technological and market developments

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

     Additional leases for new facilities and capital equipment

     Additional licenses and collaborative agreements

     Additional   contracts  for  consulting,   maintenance  and  administrative
     services

     Additional contracts for product manufacturing

We believe that the cash, cash equivalents and short-term investment securities balances at December 31, 2000 will be sufficient to meet our operating and capital requirements through 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management's credibility, the value of our Company and our operating results will be adversely affected.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials may be required and the results of the studies and trials are highly uncertain.

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies in the laboratory on animals, and clinical trials on humans for each drug candidate. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the drug product, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our drug products. Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be significantly different.

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

     Slow patient enrollment

     Longer treatment time required to demonstrate efficacy

     Lack of sufficient supplies of the drug candidate

     Adverse medical events or side effects in treated patients

     Lack of effectiveness of the drug candidate being tested

     Regulatory requests for additional clinical trials

Typically, if a drug product is intended to treat a chronic disease, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. In addition, clinical trials on humans are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety and efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, fewer clinical trials may be sufficient to prove safety and efficacy under the FDA's Modernization Act of 1997.

In April 1999, we completed a twelve-month patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of MPS-I. The results were presented at the American Society for Human Genetics in October 1999. We continue to collect data from the ongoing treatment of these original patients. The initial clinical trial treated ten patients with MPS-I at six medical centers in the United States. Two of the original ten patients enrolled in the first clinical trial of Aldurazyme died in 2000. Based on medical data collected from clinical investigative sites, neither case directly implicated treatment with Aldurazyme as the cause of death. The data suggest that one patient died due to a combination of systemic viral illness, residual MPS I coronary disease, and external factors. This patient had received 103 weeks of Aldurazyme administration. For the other patient, the data suggest that the patient died due to complications following posterior spinal fusion for scoliosis. This patient had received 127 weeks of Aldurazyme administration.

The fast track designation for our product candidates may not actually lead to a faster review process.

Although Aldurazyme and rhASB have obtained a fast track designation, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. We cannot guarantee that these facilities will pass federal or international regulatory inspection. We cannot guarantee that we, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations.

We must pass Federal, state and European regulatory inspections, and we must manufacture three process qualification batches (five process qualification batches for Europe) to final specifications under cGMP controls before the Aldurazyme marketing applications can be approved. We cannot ensure that we will manufacture the process qualification batches or pass the inspections in a timely manner, if at all.

If we fail to obtain orphan drug exclusivity for our products, our competitors may sell products to treat the same conditions and our revenues may be reduced.

As part of our business strategy, we intend to develop drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the United States. The company that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition. Similar regulations are available in the European Community with a ten-year period of market exclusivity.

Because the extent and scope of patent protection for our drug products is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products, which do not have patent protection, our competitors may then sell the same drug to treat the same condition.

We received orphan drug designation from the FDA for Aldurazyme in September 1997. In February 1999, we received orphan drug designation from the FDA for rhASB for the treatment of MPS-VI. In February 2001 we received orphan drug designation from the European Community for both products. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development time or regulatory review time of a drug so designated nor gives the drug any advantage in the regulatory review or approval process.

Because the target patient populations for our products are small we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Our initial drug candidates target diseases with small patient populations. As a result, our per patient prices must be high enough to recover our development costs and achieve profitability. For example, two of our initial drug products in genetic diseases, Aldurazyme and rhASB, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payors, there would be no commercially viable markets for our products.

The course of treatment for patients with MPS-I using Aldurazyme is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme without reimbursement from third-party payors.

Third-party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. We cannot be certain that third-party payors will pay for the costs of our drugs and the courses of treatment. Even if we are able to obtain reimbursement from third-party payors, we cannot be certain that reimbursement rates will be enough to allow us to profit from sales of our drugs or to justify our product development expenses.

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our joint venture partner Genzyme to obtain reimbursement for the costs of Aldurazyme. We cannot predict what the reimbursement rates will be. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

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

If we are unable to protect our proprietary technology, we may not be able to compete as effectively.

Where appropriate, we seek patent protection for certain aspects of our technology. Meaningful patent protection may not be available for some of the enzymes we are developing, including Aldurazyme and rhASB. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed.

The patent positions of biotechnology products are complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes, including those for Aldurazyme and rhASB, have been published and are believed to be in the public domain. The composition and genetic sequences of other MPS enzymes which we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of composition-of-matter patents, we will depend on orphan drug status to provide us a competitive advantage.

In addition, our owned and licensed patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

Competitors  may  interfere  with  our  patent  process  in a  variety  of ways.
Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. As a Company, we have no meaningful experience with competitors interfering with our patents or patent applications.

Enforcing patents is expensive and may absorb significant time of our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

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

Defending a lawsuit takes significant time and can be very expensive.

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

Redesigning our product so it does not infringe may not be possible or could require substantial funds and time.

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

The United States Patent and Trademark Office recently issued a patent that related to (alpha)-L-iduronidase. If Aldurazyme infringes on this patent and we are not able to successfully challenge it, we may be prevented from producing Aldurazyme unless and until we obtain a license.

The United States Patent and Trademark Office recently issued a patent that includes claims related to (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, may infringe on this patent. We believe that this patent is invalid on a number of grounds. A patent making the same claims was filed in Europe and has been rejected and cannot be refiled. Our challenges to the U.S. patent may be unsuccessful, but the rejection of the European application supports our strategy to challenge the validity of the U.S. patent. Even if we are successful, challenging the patent may be expensive, require our management to devote significant time to this effort and may delay commercialization of our product in the United States.

The patent holder has granted an exclusive license for products relating to this patent to one of our competitors. If we are unable to successfully challenge the patent, we may be unable to produce Aldurazyme in the United States unless we can obtain a sub-license from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme or our ability to commercialize Aldurazyme would be delayed or diminished.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(R) and Cerezyme(R) enzymes for Gaucher disease, a rare genetic disease, to the marketing of our initial drug product, Aldurazyme. Because it is our initial product, our operations are substantially dependent upon the development of Aldurazyme. We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

We cannot guarantee that Genzyme will devote the resources necessary to successfully market Aldurazyme. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Either party may also terminate the agreement upon one-year prior written notice for any reason. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 million in cash upon the approval of the BLA for Aldurazyme.

Upon termination of the joint venture one party must buy out the other party's interest in the joint venture. The party who buys out the other will then also obtain, exclusively, all rights to Aldurazyme and any related intellectual property and regulatory approvals.

If the joint venture is terminated by Genzyme for a breach on our part, Genzyme would be granted, exclusively, all of the rights to Aldurazyme and any related intellectual property and regulatory approvals and would be obligated to buy out our interest in the joint venture. We would then effectively be unable to develop and commercialize Aldurazyme. If we terminated the joint venture for a breach by Genzyme, we would be obligated to buy out Genzyme's interest in the joint venture and, we would then be granted all of these rights to Aldurazyme exclusively. While we could then continue to develop Aldurazyme, that development would be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture. We would then either have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or have to develop these capabilities ourselves.

If the joint venture is terminated by us without cause, Genzyme would have the option, exercisable for one year, to immediately buy out our interest in the joint venture and obtain all rights to Aldurazyme exclusively. If the agreement is terminated by Genzyme without cause, we would have the option, exercisable for one year, to immediately buy out Genzyme's interest in the joint venture and obtain these exclusive rights. In event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by us because Genzyme fails to make the $12.1 million payment to us upon FDA approval of the BLA for Aldurazyme, we would be obligated to buy Genzyme's interest in the joint venture and would obtain all rights to Aldurazyme exclusively. If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to Aldurazyme exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree's interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party's interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to Aldurazyme.

If we were obligated, or given the option, to buy out Genzyme's interest in the joint venture, and gain exclusive rights to Aldurazyme, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Genzyme's interest we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

Termination of the joint venture in which we retain the rights to Aldurazyme could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

If we are unable to manufacture our drug products in sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenues or have reduced margins.

With the exception of Aldurazyme, we have no experience manufacturing drug products in volumes that will be necessary to support commercial sales. Our manufacturing process may not meet initial expectations as to schedule, reproducibility, yields, purity, costs, quality, and other measurements of performance. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we are unable to establish and maintain commercial scale manufacturing within our planned time and cost parameters, sales of our products and our financial performance will be adversely affected.

Although we have successfully manufactured Aldurazyme at commercial scale within our cost parameters, we cannot guarantee that we will be able to manufacture rhASB, Vibriolysin or any future product candidates successfully in a scale large enough to support their respective commercial markets.

We may encounter problems with any of the following if we attempt to increase the scale or size of manufacturing:

     Design, construction and qualification of manufacturing facilities that meet regulatory requirements

     Production yields

     Purity

     Quality control and assurance systems

     Shortages of qualified personnel

     Compliance with regulatory requirements

We have constructed and built-out a total of 41,200 square feet at our Novato facilities for manufacturing capability for Aldurazyme and rhASB. We expect to expand the Galli Drive facility in stages over time, which creates additional operational complexity and challenges. We expect that the manufacturing process of all of our new products, including rhASB, will require lengthy significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity. Even if we can establish the necessary capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if third-party reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by:

     Improving the product yield from our current cell lines, colonies of cells which have a common genetic make-up,

     Improving the processes licensed from others, or

     Developing more efficient, lower cost recombinant cell lines and production processes.

A recombinant cell line is a cell line with foreign DNA inserted which is used to produce a protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is risky, expensive and unpredictable and may not result in adequate yields. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs or may not result in adequate shelf-lives of the final products. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and larger losses in manufacturing start-up phases.

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

To increase our distribution and marketing for both our drug candidates and our Glyko, Inc. products, we will have to increase our current sales force and/or enter into third-party marketing and distribution agreements. We cannot guarantee that we will be able to hire in a timely manner, the qualified sales and marketing personnel we need, if at all. Nor can we guarantee that we will be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot increase our marketing capabilities as we intend, either by increasing our sales force or entering into agreements with third parties, sales of our products may be adversely affected.

Under our joint venture with Genzyme, Genzyme is responsible for marketing and distributing Aldurazyme. We cannot guarantee that we will be able to establish sales and distribution capabilities or that the joint venture, any future collaborators or we will successfully sell any of our drug candidates.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them, including those products with orphan drug designation, or commercialize their products before we do. If our competitors successfully commercialize a product, which treats a given rare genetic disease before we do, we will effectively be precluded from developing a product to treat that disease because the patient populations of the rare genetic diseases are so small. If our competitor gets orphan drug exclusivity, we could be precluded from marketing our version for seven years. However, different drugs can be approved for the same condition. These companies also compete with us to attract qualified personnel and organizations for acquisitions, joint ventures or other collaborations. They also compete with us to attract academic research institutions as partners and to license these institutions' proprietary technology. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. We also directly compete with a number of these organizations to recruit personnel, especially scientists and technicians.

We believe that established technologies provided by other companies, such as laboratory and testing services firms, compete with Glyko, Inc.'s products and services. For example, Glyko's FACE(R) Imaging System competes with alternative carbohydrate analytical technologies, including capillary electrophoresis, high-pressure liquid chromatography, mass spectrometry and nuclear magnetic resonance spectrometry. These competitive technologies have established customer bases and are more widely used and accepted by scientific and technical personnel because they can be used for non-carbohydrate applications. Companies competing with Glyko may have greater financial, manufacturing and marketing resources and experience.

If we fail to manage our growth or fail to recruit and retain personnel, our product development programs may be delayed.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We have entered into a joint venture with Genzyme. If we receive FDA approval to market Aldurazyme, the joint venture will be required to devote additional resources to support the commercialization of Aldurazyme.

To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. We cannot guarantee that our staff, financial resources, systems, procedures or controls will be adequate to support our operations or that our management will be able to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs would harm our business and prospects.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Fredric D. Price, our Chairman and Chief Executive Officer, or Christopher M. Starr, Ph.D., our Vice President for Research and Development, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While Mr. Price and Dr. Starr are parties to employment agreements with us, we cannot guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. We cannot be certain that we will continue to attract and retain qualified personnel necessary for the development of our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme. We have obtained insurance against product liability lawsuits for the clinical trials for rhASB. We may be subject to claims in connection with our current clinical trials for Aldurazyme and rhASB for which the joint venture's or our insurance coverages are not adequate. We cannot be certain that if Aldurazyme receives FDA approval, the product liability insurance the joint venture will need to obtain in connection with the commercial sales of Aldurazyme will be available in meaningful amounts or at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

Our stock price may be volatile and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

     Progress of Aldurazyme and our other lead drug products through the regulatory process, especially Aldurazyme regulatory actions in the United States

     Results of clinical trials, announcements of technological innovations or new products by us or our competitors

     Government   regulatory   action  affecting  our  drug  candidates  or  our
     competitors' drug candidates in both the United States and foreign countries Developments or disputes concerning patent or proprietary rights

     General  market  conditions  for  emerging  growth  and   biopharmaceutical
     companies

     Economic conditions in the United States or abroad

     Actual or anticipated fluctuations in our operating results

     Broad market fluctuations in the United States or in Europe may cause the market price of our common stock to fluctuate

     Changes in company assessments or financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange's SWX New Market. Listing on both exchanges may increase stock price volatility due to:

     Trading in different time zones

     Different ability to buy or sell our stock

     Different market conditions in different capital markets

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

If our officers, directors and largest stockholder elect to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our directors and officers control approximately 46% of the outstanding shares of our common stock. Glyko Biomedical Ltd. owns 31% of the outstanding shares of our capital stock. The president and chief executive officer of Glyko Biomedical and a significant shareholder of Glyko Biomedical serve as two of our directors. As a result, due to their concentration of stock ownership, directors and officers, if they act together, may be able to control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

     The election of all directors;

     The amendment of charter documents or the approval of a merger, sale of assets or other major corporate transactions; and

     The defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 2.   Properties

We are currently leasing a total of six buildings. Four of our buildings are located in Novato, California, each within a half-mile radius. The four buildings, each named for the streets on which they are located, are:

o    Bel Marin Keys facility

o    Galli Drive facility

o    Pimentel Court facility

o    Digital Drive facility

The fifth and sixth buildings, collectively the Carson Street facility, are located in Torrance, California.

The Bel Marin Keys facility houses administrative staff and a clinical production laboratory. It consists of approximately 13,400 square feet. The lease expires in May 2001. We have an option to extend the lease for up to two additional three-year periods.

The Galli Drive facility consists of approximately 69,800 rentable square feet. It currently houses research and development laboratories, storage and warehouse functions, administrative offices, and our Aldurazyme manufacturing facility. The lease expires in August 2010 and has the option to extend for two additional five-year periods.

The Pimentel Court facility, with approximately 11,500 square feet, houses the manufacturing, research and administrative operations of Glyko, Inc. The lease expires in April 2003 and has options for two 2-year extensions.

The Digital Drive facility, 34,000 rentable square feet, is planned to house research and process development functions. The building shell has been completed. Development of internal laboratory space is on hold until at least 2002. When fully developed, it will consist of approximately 42,000 square feet. The lease expires in November 2009.

The Carson Street facility housed our initial commercial manufacturing operation for Aldurazyme. During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC (joint venture) to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme both for the Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on FDA guidance to use an improved production process, which was installed in the Galli Drive facility, for the clinical trial, the BLA submission and for commercial production. The majority of the Company's technical staff at the Carson Street facility in Torrance, California transferred to the Galli Drive facility in Novato, California in May. In 2000, we were able to sub-lease the office facilities in Torrance, but have not subleased the main manufacturing facility in which the lease expires in June 2001.

Our administrative office space is expected to be adequate until mid-2002. Our Aldurazyme production facilities' capacity may have to be supplemented beginning in 2004 if the MPS-I market penetration rates are such that the output from the plant would be less than the market demand. Based on the timelines for other genetic diseases such as MPS-VI, manufacturing capacity for these products will have to be developed or purchased from third parties for production of clinical materials, beginning in 2002. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop in-house manufacturing capability.

Item 3.  Legal Proceedings

We have no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of July 1999, our common stock has been listed on the Nasdaq National Market and the Swiss New Market SWX under the symbol "BMRN". The following table sets forth the closing sales prices for the our common stock for the periods noted, as reported by Nasdaq National Market.

                                                              Prices

Year                        Period                     High             Low


1999           Third Quarter (beginning July 22)      $18.75          $11.625
1999                    Fourth Quarter                $17.00          $11.625
2000                     First Quarter                $38.75          $12.75
2000                    Second Quarter                $27.75          $16.75
2000                     Third Quarter                $21.75          $16.375
2000                    Fourth Quarter                $17.62          $7.15625

On March 9, 2001, the last reported sale price on the Nasdaq National Market for our common stock was $9.50. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of March 9, 2001, there were 64 holders of record of 37,115,610 outstanding shares of our common stock. Additionally, on such date options to acquire 6,463,061 shares of our common stock were outstanding.

Unregistered Securities

In October 2000, we issued 801,500 shares of common stock to Bank Vontobel AG pursuant to the exercise of common stock warrants issued on various dates in 1997. In connection with the exercise of the warrants, we received total consideration of $801,500. The shares were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The shares were appropriately legended to reflect the restrictions required by Regulation S and we have the right to refuse to register any transfer not made in accordance with Regulation S.

In February 2001, we issued 25,000 shares of common stock to Fredric Price, the Company's Chief Executive Officer and Chairman of the Board, pursuant to his employment agreement with the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 701 under the Securities Act. The shares are appropriately legended to indicate that the shares may not be resold unless registered under the Securities Act or an exemption from registration is available for such sale.


Item 6. Selected consolidated financial data (in thousands, except per share data)

The selected consolidated balance sheet data of BioMarin Pharmaceutical Inc. (a development-stage company) as of December 31, 1997, 1998, 1999, and 2000 and the statements of operations data for the periods from March 21, 1997 (inception) to December 31, 2000 and the years ended December 31, 1998, 1999 and 2000 presented below are derived from the consolidated financial statements of BioMarin Pharmaceutical Inc. and subsidiaries, including Glyko, Inc. from October 7, 1998, the date on which it was acquired by BioMarin. These consolidated financial statements of BioMarin and subsidiaries have been audited by Arthur Andersen LLP, independent public accountants. The consolidated balance sheets as of December 31, 1998, 1999 and 2000 and the related consolidated statements of operations for the periods from March 21, 1997 (inception) to December 31, 2000, and the years ended December 31, 1998, 1999 and 2000 and the related reports, are included elsewhere herein.

The selected consolidated financial data set forth below contain only a portion of BioMarin's financial statement information and should be read in conjunction with the Consolidated Financial Statements of BioMarin Pharmaceutical Inc. and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All financial data presented in thousands, except per share data.

                                                                                                      Period from
                                                                                                     March 21, 1997
                                                                                                     (inception) to
                                                            Year Ended December 31,                   December 31,
                                              ----------------------------------------------------
                                                    1998              1999             2000               2000
                                              ----------------------------------------------------  ------------------

BioMarin's Consolidated
    Statements of Operations
Revenues                                      $   1,190        $    6,976          $  12,326          $   20,492
Operating costs and expenses:
    Cost of products and services                   108               464                719               1,291
    Research and development                     10,502            27,206             35,794              75,416
    Selling, general and administrative           3,532             6,805              8,814              20,065
    Carson Street closure                            -                 -               4,423               4,423
                                              ----------------------------------------------------  ------------------
    Total costs and expenses                     14,142            34,475             49,750             101,195
                                              ----------------------------------------------------  ------------------
Loss from operations                            (12,952)          (27,499)           (37,424)            (80,703)

Interest income                                     685             1,832              2,979               5,561
Interest expense                                     -               (732)                (7)               (739)
Equity in loss of joint venture                     (47)           (1,673)            (2,912)             (4,632)
                                              ----------------------------------------------------  ------------------
Net loss                                      $ (12,314)       $  (28,072)         $ (37,364)         $  (80,513)
                                              ====================================================  ==================
Net loss per common share, basic
     and diluted                              $   (0.55)       $    (0.94)         $   (1.04)         $    (3.21)
                                              ====================================================  ==================
Weighted average common
    shares outstanding                           22,488            29,944             35,859              25,057
                                              ====================================================  ==================

                                                                     As of December 31,
                                                     ---------------------------------------------------
BioMarin's Consolidated Balance Sheet Data:              1997         1998        1999         2000
                                                     ---------------------------------------------------
Cash, cash equivalents and short-term investments     $   6,888    $ 11,389    $ 62,986     $ 40,201
Total current assets                                      7,507      12,819      66,422       44,541
Total assets                                              7,653      31,510     103,549       76,933
Long-term liabilities                                        -          110          85           56
Total stockholders' equity                                7,380      29,394      98,377       69,994

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and their notes appearing elsewhere in this document.

Overview

We are a developer of enzyme therapies for debilitating, life-threatening, chronic genetic diseases and other diseases or conditions. Since our inception on March 21, 1997, we have been engaged in research and development activities, including preclinical studies, clinical trials and clinical manufacturing, the establishment of laboratory and manufacturing facilities, and administrative activities.

We have incurred net losses since inception and had an accumulated deficit through December 31, 2000 of $80.5 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least through 2002.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is Aldurazyme, laronidase for injection, (recombinant human (alpha)-L-iduronidase), which is undergoing clinical trials for use in enzyme replacement therapy for Mucopolysaccharidosis-I or MPS-I. We have initiated a clinical trial of rhASB, an enzyme replacement therapy for the treatment of MPS-VI or Maroteaux-Lamy Syndrome. We have also successfully conducted preclinical studies in pigs and mice of our burn enzyme, Vibriolysin, for use in debridement and grafting and expect to submit an application to the FDA or foreign equivalent to begin a clinical trial by mid-2001.


Results of Operations

Years Ended December 31, 2000 and 1999

For the years ended December 31, 2000 and 1999, revenues were $12.3 million and $7.0 million, respectively. Revenues from our joint venture with Genzyme were $9.7 million and $5.3 million, and Glyko, Inc. revenues were $2.6 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. The increase in joint venture revenues in 2000 was primarily the result of increased manufacturing activities as we began enzyme production in our new Galli Drive manufacturing facility in Novato, California. Glyko, Inc. revenues increase in 2000 primarily as a result of increased efforts in both the United States and European sales offices.

Cost of products and cost of services related to Glyko, Inc. operations were $719,000 for 2000 compared to $464,000 for 1999. Glyko's total external product and service costs as a percent of the sales of products and services were 28% and 31% for the years ended December 31, 2000 and 1999, respectively.

Research and development expenses increased to $35.8 million in 2000 from $27.2 million in 1999. Increased expenses in support of the Aldurazyme joint venture with Genzyme, especially manufacturing requirements, and of the rhASB program were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased to $8.8 million in 2000 from $6.8 million in 1999. This increase was partially due to the acceleration of the amortization of goodwill for the purchase of Glyko, Inc. The estimated life of the goodwill was decreased from ten years to seven years in 2000.

In the first quarter of 2000, the Company recorded a charge of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC joint venture to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme both for the Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on FDA guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial, the BLA submission and for the commercial production. The majority of our technical staff at the Carson Street facility transferred to the Galli Drive facility in Novato, California in May. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

BioMarin's equity in the loss of its joint venture with Genzyme was $2.9 million for 2000 compared to $1.7 million for 1999, as the joint venture continued the original clinical trial of Aldurazyme and began a Phase III clinical trial.

Interest income increased by $1.2 million to $3.0 million in 2000 from $1.8 million in 1999 primarily due to increased cash reserves resulting from our initial public offering (concurrent with an investment by Genzyme) in July 1999 and funds received from exercise of stock options and warrants.

The net loss was $37.4 million ($1.04 per share, basic and diluted) and $28.1 million ($.94 per share, basic and diluted) for 2000 and 1999, respectively.

Years Ended December 31, 1999 and 1998

For the years ended December 31, 1999 and 1998, revenues were $7.0 million and $1.2 million, respectively. Included in 1999 revenues is $5.3 million for services provided to the joint venture for Aldurazyme compared to $837,000 for 1998 as a consequence of Aldurazyme being in more complex, later stages of development and the effect of a full year of operation in 1999 compared to approximately three months of operation in 1998. Revenues in 1999 also included $1.5 million generated by Glyko, Inc. compared to $250,000 for 1998. We acquired Glyko, Inc., our subsidiary engaged in the sale of analytical and diagnostic products and services, on October 7, 1998. External revenues for products and services for 1999 were up in comparison to 1998 as a result of revenues from the biochemical reagents business of Oxford GlycoSciences Plc. (LSE: OGS), which was acquired in May 1999.

Cost of products and cost of services related to Glyko, Inc. operations were $464,000 for 1999 compared to $108,000 for 1998. Glyko's external products and services costs as a percent of the sales of products and services were 31% for 1999 and 44% for 1998. The improvement was due to a favorable revenue mix, with a greater percentage of higher margin product sales.

Research and development expenses increased to $27.2 million for 1999 from $10.5 million for 1998. Increased expenses in support of the Aldurazyme joint venture with Genzyme and the rhASB and the Vibriolysin programs were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased to $6.8 million for 1999 from $3.5 million for 1998. This increase resulted from the consolidation of Glyko, Inc. selling and administrative expenses in 1999 expenses, an increase in staffing in our administration in 1999 compared to 1998, and a related increase in facilities expense charged to administration in 1999. The increase in administrative staff and related expense was necessary to support expanded operations.

The equity in the loss of our joint venture with Genzyme increased to $1.7 million for 1999 from $47,000 for 1998 primarily as a result of increased process development and clinical manufacturing expenses. The joint venture began in September 1998 and operated for only approximately one quarter of that year as compared to a full year of operation in 1999.

Interest income increased by $1.1 million to $1.8 million for 1999 from $685,000 for 1998 primarily due to increased cash reserves resulting from a convertible note financing in April 1999, the initial public offering in July and August 1999, and the private placement with Genzyme in July 1999.

Interest expense related primarily to interest on the convertible notes accrued prior to their conversion in the initial public offering.

The net loss was $28.1 million ($0.94 per share) and $12.3 million ($0.55 per share) for 1999 and 1998, respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $133.0 million. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment of $8.0 million by Genzyme as part of our joint venture with them, an initial public offering including the underwriters' over-allotment exercise, the concurrent $10.0 million Genzyme investment in us, the sale of $1.0 million in common stock to Acqua Wellington and pursuant to stock option and warrant exercises.

Our combined cash, cash equivalents and short-term investments totaled $40.2 million at December 31, 2000 and decreased $22.8 million from $63.0 million at December 31, 1999. The primary use of cash during the year ended December 31, 2000 was to finance operations, fund the joint venture and purchase equipment and leasehold improvements. The primary source of cash during the year was the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan and pursuant to the exercise of common stock warrants. For the year ended December 31, 2000, operations used $12.9 million, we invested $13.7 million in the joint venture (which was consumed in joint venture operations), we purchased $3.8 million of equipment and leasehold improvements, we raised $7.3 million from the exercise of stock options and warrants and we received $804,000 from the repayment of a promissory note.

From our inception through December 31, 2000, we have purchased approximately $33.2 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

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

As of December 31, 2000, we had expended to date approximately $1.0 million on the analytic projects and $1.1 million on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $150,000 in incremental direct expense to complete the analytic projects in phases over approximately 6 months. We expect to spend approximately $400,000 to complete the diagnostic projects in phases within the next 9 months. None of these projects have been terminated to date.

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

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS-I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the IPO. Genzyme has committed to pay us an additional $12.1 million upon approval of the BLA for Aldurazyme.

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company of up to $50 million. Subject to certain conditions, including the market price of BioMarin stock, these funds will be available, at the Company's discretion, over the course of the next 20 months from sales of registered common stock to be sold at a small discount to the market price. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased $1 million of the Company's common stock.

The net proceeds from any sales of our common stock to Acqua Wellington will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with our lead clinical programs including Aldurazyme for MPS-I, rhASB for MPS-VI and our late-stage preclinical program for Vibriolysin, which is being studied for the debridement (cleaning) of severe burns. In addition, net proceeds may also be used for the research and development of other pipeline products, building of the Company's supporting infrastructure, and other general corporate purposes.

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


Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

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

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at December 31, 2000.

Investment portfolio:                              Carrying value
                                                 (in $ thousands)

Cash and cash equivalents........................     $16,530
Short-term investments...........................      23,393*
Certificates of deposit..........................         278
                                                     ---------
   Total.........................................     $40,201
                                                     =========

* 100% in United States agency securities.

Item 8.  Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages 34 to 49 and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons

   We incorporate information regarding our directors and executive officers into this section by reference from sections captioned "Election of Directors" and "Executive Officers" in the proxy statement for our 2001 annual meeting of shareholders.

Item 11.  Executive Compensation

   We incorporate information regarding our directors and executive officers into this section by reference from the section captioned "Executive
   Compensation" in the proxy statement for our 2001 annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   We incorporate information regarding our directors and executive officers into this section by reference from the section captioned "Security Ownership of Certain Beneficial Owners" in the proxy statement for our 2001 annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions

   We incorporate information regarding our directors and executive officers into this section by reference from the section captioned "Interest of Insiders in Material Transactions" in the proxy statement for our 2001 annual meeting of shareholders.

                                     Part IV

Item 14.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part V Item I.

(b)      Reports on Form 8-K

         On November 7, 2000, we filed a report on Form 8-K disclosing the resignation of John Klock as a member of the Company's Board.

                                     Part V

Item 1.  Index to Exhibits

Exhibit
Number          Description of Document
----------      --------------------------------

3.1 Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation, as filed onJuly 23, 1999. (1)
3.2 Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation. (1) 10.1 Form of Indemnification Agreement for directors and officers
10.2  1997 Stock Plan, as amended on December 22, 1998, and forms of agreements.
      (2) 10.3 1998 Director Option Plan and forms of agreements thereunder. (2)
10.4  1998 Employee Stock Purchase Plan and forms of agreements  thereunder. (2)
      10.5 Form of Amended and Restated Registration Rights Agreementby and among the Company and the investors named therein.(2)
10.6 Amended and Restated Founder's Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits. (2)
10.7 Amended and Restated Founder's Stock Purchase Agreement with Dr. Christopher M. Starr dated as of October 1, 1997 with exhibits. (2)
10.8  Employment Agreement with Fredric D. Price dated December 22, 2000. (3)
10.9 Employment Agreement with Dr. Christopher M.Starr dated June 26, 1997, as amended. (2)10.10 Employment Agreement with Raymond W. Anderson dated June 22, 1998, as amended. (2)
10.11 Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended. (2) 10.12 Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended. (2)
10.13 Employment Agreement between Brian K. Brandley, Ph.D and Glyko, Inc. dated February 22, 1998, as amended. (2)
10.14 License Agreement with Glyko Biomedical, Ltd. dated June 26, 1997 with exhibits attached. (2) 10.15 Option Agreement with W.R. Grace & Co.dated as of May 1, 1998. (4) (*)
10.16 Grant Terms and Conditions Agreement with Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended. (4) (*)
10.17 License Agreement with Women's and Children's Hospital, Adelaide, Australia dated August 14, 1998. (5) (*) 10.18 Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended. (2)
10.19 Standard NNN Lease dated June 25, 1998 for 46 Galli Drive. (2) 10.20 Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 110 Digital Drive, as amended. (2)
10.21 Sublease dated June 24, 1998 for 1123 West Carson Street. (2)
10.22 Commercial Lease and Deposit Receipt with Glyko, Inc. for 11 Pimentel Court and 13 Pimentel Court, dated December 23, 1996. (2)
10.23 Collaboration  Agreement with Genzyme Corporation dated September 4, 1998.
      (5)
10.24 Astro License Agreement dated December 18, 1990 among Glyko, Inc., Astromed, Ltd., and Astroscan, Ltd. (4) 10.25 Glycomed License Agreement dated December 18, 1990 between Glyko, Inc., and Glycomed, Inc. (4)
10.26 Operating   Agreement   with  Genzyme   Corporation.   (1)
10.27 Form of Convertible Note Purchase Agreement dated as of April 12, 1999 with form of Convertible Promissory Note. (1)
10.28 Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd.dated January 26, 2001.
      (6)
10.29 Employment Agreement with Robert Baffi dated April 20, 2000.
21.1  List of Subsidiaries. (2)
23.1  Consent of Independent Public Accountants.
24.1  Power of Attorney (Included in Signature Page)

--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701) filed on July 6, 1999.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-77701) filed on May 4, 1999.
(3) Incorporated by reference from the Company's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-48800) filed on January 11, 2001.
(4) Incorporated by reference from the Company's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-77701) filed on June 14, 1999.
(5) Incorporated by reference from the Company's Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701) filed on July 21, 1999.
(6) Incorporated by reference from the Company's Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-48800) filed on January 29, 2001.
(*)   This exhibit has been granted confidential treatment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BioMarin Pharmaceutical Inc.


Dated:   March 15, 2001            By:  \s\ Raymond W. Anderson
----------------------------           ----------------------------------------
                                        Raymond W. Anderson.
                                        Chief Financial Officer, Chief Operating
                                        Officer and Vice President, Finance and
                                        Administration (Principal Financial and
                                        Accounting Officer)


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

         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                                              Date

\s\ Fredric D. Price                                                                       March 15, 2001
----------------------------                                                              -------------------
Fredric D. Price                  Chairman, Chief Executive Officer and Director
                                  (Principal Executive Officer)

\s\  Grant W. Denison, Jr.                                                                 March 15, 2001
----------------------------                                                              -------------------
Grant W. Denison, Jr.               Director

\s\ Ansbert S. Gadicke, M.D.                                                               March 15, 2001
----------------------------                                                              -------------------
Ansbert S. Gadicke                  Director

\s\ Erich Sager                                                                            March 15, 2001
-----------------------------                                                             -------------------
Erich Sager                         Director

\s\ Gwynn R. Williams                                                                      March 15, 2001
-----------------------------                                                             -------------------
Gwynn R. Williams                   Director


                          INDEX TO FINANCIAL STATEMENTS


BioMarin Pharmaceutical Inc. Financial Statements
Report of Independent Public Accountants....................     34
Consolidated Balance Sheets.................................     35
Consolidated Statements of Operations.......................     36
Consolidated Statements of Changes in Stockholders' Equity..   37-39
Consolidated Statements of Cash Flows.......................     40
Notes to Consolidated Financial Statements..................   41-49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1999 and 2000 and the period from March 21, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000 and the period from March 21, 1997 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ARTHUR ANDERSEN LLP


San Francisco, California,
February 20, 2001

                              BioMarin Pharmaceutical Inc. and Subsidiaries
                                     (a development-stage company)

                       Consolidated Balance Sheets as of December 31, 1999 and 2000

                           (In thousands, except for share and per share data)

                                                                          December 31,

                                                             ----------------------------------------
                                                                     1999                2000
                                                             ----------------------------------------
      Assets
      Current assets:
       Cash and cash equivalents                              $    23,413          $   16,530
       Short-term investments                                      39,573              23,671
       Accounts receivable, net                                     1,186               1,135
       Due from BioMarin/Genzyme LLC                                1,280               1,799
        Inventories                                                   676                 436
        Prepaid expenses                                              294                 970
                                                             ----------------------------------------
         Total current assets                                      66,422              44,541
      Property and equipment, net                                  25,093              20,715
      Goodwill and other intangible assets, net                    11,462               9,862
      Investment in BioMarin/Genzyme LLC                              421               1,482
      Deposits                                                        151                 333
                                                             ----------------------------------------
        Total assets                                          $   103,549          $   76,933
                                                             ========================================

      Liabilities and Stockholders' Equity
      Current liabilities:
       Accounts payable                                       $     3,095          $    4,747
       Accrued liabilities                                          1,966               2,109
        Short-term portion of notes payable                            26                  27
                                                             ----------------------------------------
        Total current liabilities                                   5,087               6,883
      Long-term liabilities:
        Long term portion of notes payable                             85                  56
                                                             ----------------------------------------
        Total liabilities                                           5,172               6,939
                                                             ----------------------------------------
      Stockholders' equity:
       Common stock, $0.001 par value: 75,000,000 shares
          authorized, 34,832,578 and 36,921,966 shares
          issued and outstanding at December 31, 1999
          and 2000, respectively                                       35                  37

       Additional paid-in capital                                 146,592             153,940
        Warrants                                                      128                  -
       Deferred compensation                                       (2,591)             (1,530)
       Notes receivable from stockholders                          (2,638)             (1,940)
       Deficit accumulated during the development stage           (43,149)            (80,513)
                                                             ----------------------------------------
        Total stockholders' equity                                 98,377              69,994
                                                             ----------------------------------------
        Total liabilities and stockholders' equity            $   103,549          $   76,933
                                                             ========================================

The accompanying notes are an integral part of these statements.

                              BioMarin Pharmaceutical Inc. and Subsidiaries
                                    (a development-stage company)

                                Consolidated Statements of Operations for
                        the Years Ended December 31, 1998, 1999 and 2000 and for
                     the Period from March 21, 1997 (inception) to December 31, 2000

                                (In thousands, except for per share data)



                                                                                                  Period from
                                                                                                 March 21, 1997
                                                                December 31,                    (inception) to
                                                     ------------------------------------------   December 31,
                                                         1998          1999          2000           2000
                                                     ----------------------------------------------------------
Revenues:

     Product sales                                    $    138    $    1,401     $    2,345      $    3,884
     Service revenue                                       112            85            250             447
     BioMarin/Genzyme LLC                                  837         5,300          9,731          15,868
     Other revenues                                        103           190             -              293
                                                     ----------------------------------------------------------
           Total revenues                                1,190         6,976         12,326          20,492


Operating costs and expenses:

     Cost of products                                       49           362            635           1,046
     Cost of services                                       59           102             84             245
     Research and development                           10,502        27,206         35,794          75,416
     Selling, general and administrative                 3,532         6,805          8,814          20,065
     Carson Street closure                                  -             -           4,423           4,423
                                                     ----------------------------------------------------------
           Total operating costs and expenses           14,142        34,475        49,750          101,195
                                                     ----------------------------------------------------------
           Loss from operations                        (12,952)      (27,499)      (37,424)         (80,703)




Interest income                                            685         1,832         2,979            5,561
Interest expense                                            -           (732)           (7)            (739)
Equity in loss of BioMarin/Genzyme LLC                     (47)       (1,673)       (2,912)          (4,632)
                                                     -----------------------------------------------------------
           Net loss                                   $(12,314)   $  (28,072)    $ (37,364)      $  (80,513)
                                                     ==========================================================
Net loss per share, basic and diluted                 $  (0.55)   $    (0.94)    $   (1.04)      $    (3.21)
                                                     ==========================================================
Weighted average common shares outstanding              22,488        29,944        35,859           25,057
                                                     ==========================================================

The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)



                                                                                                                 Deficit
                                                                                                    Notes       Accumulated
                                                              Additional                           Receivable    During       Total
                                             Common Stock      Paid-in      Warrants     Deferred    from      Development     SH's
                                           Shares   Amount     Capital   Shares   Amount   Comp.  Stockholders    Stage      Equity
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance, January 1, 1998                   20,567     $ 21    $ 12,549     802    $ 128   $ (217)   $(2,338)    $(2,763)    $ 7,380
 Issuance of common stock on June 30,
  1998, for cash, $6.00 per share (net of
  issuance costs of $263 including the is-
  suance of 31 shares of common stock,
  $6.00 per share, for brokerage services)... 599        1       3,327      --       --       --         --           --      3,328

 Issuance of common stock on July 14,
  1998,for cash, $6.00 per share (net of
  issuance costs of $387, including the is-
  suance of 65 shares of common stock,
  $6.00 per share, for brokerage services)..1,385        1       7,924      --       --       --         --           --      7,925

 Issuance of common stock on August 3,
  1998, for cash, $6.00 per share (net
  of issuance costs of $12, including the is-
  suance of 2 shares of common stock,
  $6.00 per share, for brokerage
  services)................................    31       --         176      --       --       --         --           --        176

 Issuance of common stock to Genzyme Cor-
  poration on September 4, 1998, for
  cash, $6.00 per share.................... 1,333        1       7,999      --       --       --         --           --      8,000

 Issuance of common stock to Glyko
  Biomedical, Ltd. for the purchase of
  Glyko, Inc. on October 7, 1998, for
  common shares, $6.00 per share and
  the assumption of options of Glyko,
  Inc. employees (see Note 1)...            2,259        2      14,859      --       --       --         --           --     14,861
 Exercise of common stock options.......        2       --           2      --       --       --         --           --          2
 Interest on notes receivable...........       --       --          --      --       --       --       (150)          --       (150)
 Deferred compensation on stock options.       --       --       3,222      --       --   (3,222)        --           --         --
 Amortization of deferred compensation.        --       --          --      --       --      186         --           --        186
Net loss...............................        --       --          --      --       --       --         --      (12,314)   (12,314)
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance, December 31, 1998...............   26,176    $ 26      $50,058    802    $ 128   $(3,253)   $(2,488)   $(15,077)   $29,394
                                           ======   ======    =========  ======  ======   =========  =========  =========   ========

                                   The  accompanying  notes are an integral part of these statements.


                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)



                                                                                                                 Deficit
                                                                                                    Notes       Accumulated
                                                              Additional                           Receivable    During       Total
                                             Common Stock      Paid-in      Warrants     Deferred    from      Development     SH's
                                           Shares   Amount     Capital   Shares   Amount   Comp.  Stockholders    Stage      Equity
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------

Balance, January 1, 1999...............    26,176     $ 26     $ 50,058    802    $ 128   $(3,253)   $(2,488)   $(15,077)  $ 29,394
 Issuance of common  stock on July 23,
  1999, in an initial  public  offering
  (IPO) for cash at $13.00 per share
  (net of issuance costs of $7) ........    4,500        4       51,805     --       --        --         --          --     51,809

 Issuance of common stock on July 23,
  1999 to Genzyme Corporation in a
  private placement concurrent with the
  IPO for cash at $13.00 per share.....       769        1        9,999     --       --        --         --          --     10,000

 Issuance  of  common  stock  on July  23,
  1999  concurrent  with the IPO upon con-
  version of promissory  notes plus accrued
  interest of $720 at $10.00 pershare
  (net of issuance costs of $1).......      2,672        3       25,612     --       --        --         --          --     25,615

 Issuance of common  stock on August  3,
  1999 and  August  25,  1999 from the over-
  allotment exercise by underwriters at
  $13.00 per share (net of issuance costs
  of $1)........................              675        1        8,141     --       --        --         --          --      8,142

 Exercise of common stock options.......       40       --          148     --       --        --         --          --        148

 Interest on notes receivable from
  stockholders..........................       --       --          150     --       --        --       (150)         --         --

 Deferred compensation related to stock
  options..............................        --       --          679     --       --      (679)        --          --         --
 Amortization of deferred compensation.        --       --           --     --       --     1,341         --          --      1,341
 Net loss...............................       --       --           --     --       --        --         --     (28,072)   (28,072)
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance, December 31, 1999..............   34,832     $ 35     $146,592    802    $ 128   $(2,591)   $(2,638)   $(43,149)   $ 98,377
                                           ======   ======    =========  ======  ======   =========  =========  =========   ========
                                   The  accompanying  notes are an integral part of these statements.


                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1998, 1999 and 2000

                      (In thousands, except per share data)


                                                                                                               Deficit
                                                                                                    Notes       Accumulated
                                                              Additional                           Receivable    During       Total
                                             Common Stock      Paid-in      Warrants     Deferred    from      Development     SH's
                                           Shares   Amount     Capital   Shares   Amount   Comp.  Stockholders    Stage      Equity
                                           ------   ------     -------   ------   ------  ------  ------------  -------     --------
Balance at December 31, 1999               34,832    $35       $146,592   802     $128    $(2,591)  $ (2,638)   $(43,149)   $98,377
 Issuance of common stock on April 30,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share...         18       -            199     -       -          -          -           -        199

 Issuance of common stock on October 31,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share....        10       -            115     -       -          -           -           -       115

 Exercise of common stock options.......    1,301       1          5,674     -       -          -           -           -     5,675

 Exercise of common stock warrants......      802       1            929  (802)   (128)         -           -           -       802

 Common stock surrendered by stockholders
  for payment of principal and interest...    (41)      -          (170)     -       -          -         170           -         -

 Repayment of notes from stockholders......     -       -             -      -       -          -         804           -       804

 Interest on notes receivable..............     -       -           276      -       -          -        (276)          -         -

 Amortization of deferred compensation.....     -       -             -      -       -          1,386       -           -     1,386

 Deferred compensation related to stock and
  option issuances, net of terminations...      -       -           325      -       -           (325)     -            -        -

Net loss.................................       -       -             -      -       -              -      -      (37,364)  (37,364)
                                            ------   ------    --------   ------  ------   --------   ---------  ---------  --------
Balance at December 31, 2000                36,922   $ 37      $153,940      -     $ -     $(1,530)   $(1,940)   $(80,513)  $69,994
                                            ======   ======    =========  ======  ======   =========  =========  =========  ========
                                                    The accompanying notes are an integral part of these statements.

                                     BioMarin Pharmaceutical Inc. and Subsidiaries
                                              (a development-stage company)

                                          Consolidated Statements of Cash Flows
                                 the Years Ended December 31, 1998, 1999 and 2000 and for

                             the Period from March 21, 1997 (inception) to December 31, 2000

                                                      (In thousands)



                                                                                                        Period from March 21,
                                                                        December 31,                    1997 (inception) to
                                                         --------------------------------------------    December 31,
                                                              1998           1999          2000              2000
                                                         ------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                $  (12,314)    $ (28,072)     $  (37,364)       $   (80,513)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                                  308         4,074           4,347              8,734
  Amortization of deferred compensation                         185         1,341           1,386              2,912
  Amortization of goodwill                                      271         1,143           1,600              3,014
  Compensation in the form of common stock
   and common stock options                                      -             -               -                  18


  Loss from BioMarin/Genzyme LLC                                 47         6,973          12,635             19,655
  Write-off of in-process technology                          2,625            -               -               2,625
  Carson Street closure                                          -             -            3,791              3,791
 Changes in operating assets and liabilities:
  Accounts receivable, net                                    (148)          (899)             51               (996)
  Due from Glyko Biomedical, Ltd.                              (34)           (25)             -                (138)
  Due from BioMarin/Genzyme LLC                               (419)          (861)           (519)            (1,799)
  Inventories                                                  (72)            (5)            240                163
  Prepaid expenses                                            (137)           383            (676)              (969)
  Deposits                                                     (79)           (72)           (182)              (333)
  Accounts payable                                           1,172          1,754           1,652              4,746
  Accrued liabilities                                          597          1,326             143              2,109
  Due to Glyko, Inc.                                           (61)            -               -                  -
                                                         ------------------------------------------------------------------
  Net cash used in operating activities                    (8,059)        (12,940)        (12,896)           (36,981)
                                                         ------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                        (6,385)        (22,944)         (3,760)           (33,239)
 Purchase of Biochemical Research Reagent
 Division of Oxford Glycosciences                              -           (1,500)             -              (1,500)
 Investment in BioMarin/Genzyme LLC                          (732)         (6,709)        (13,696)           (21,137)
 (Purchase) sale of short-term investments                 (1,075)        (37,597)         15,902            (23,671)
                                                         ------------------------------------------------------------------
 Net cash used in investing activities                     (8,192)        (68,750)         (1,554)           (79,547)
                                                         ------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from note payable                                    134              -               -                 134
 Proceeds from issuance of convertible notes
 payable                                                       -           25,615              -              25,615
 Proceeds from exercise of common
 stock options and warrants                                    -              148           6,477              6,625
 Repayment of equipment loan                                   -              (24)            (28)               (52)
 Repayment of notes from stockholders                          -               -              804                804
 Issuance of commons stock for ESPP                            -               -              314                314
 Proceeds from sale of common stock, net of
 issuance costs                                            19,692          69,951              -              98,926
 Other                                                       (150)             -               -                 692
                                                         ------------------------------------------------------------------
 Net cash provided by financing activities                 19,676          95,690           7,567            133,058
                                                         ------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents       3,425          14,000          (6,883)            16,530
Cash and cash equivalents:
 Beginning of period                                        5,988           9,413          23,413                 -
                                                         ------------------------------------------------------------------
 End of period                                            $ 9,413       $  23,413      $   16,530        $   16,530
                                                         ==================================================================

The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                   Notes to Consolidated Financial Statements

1.   NATURE OF OPERATIONS AND BUSINESS RISKS:


BioMarin Pharmaceutical Inc. (the Company) is a biopharmaceutical company specializing in the development of enzyme therapies for debilitating life-threatening chronic genetic diseases and other diseases and conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, BioMarin has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of BioMarin's outstanding common stock being reduced to 31 percent at December 31, 2000.

On October 7, 1998, the Company acquired Glyko, Inc., a wholly-owned subsidiary of GBL, in a transaction valued at $14.5 million. The transaction was accounted for as a purchase and resulted in Glyko, Inc. becoming a wholly-owned subsidiary of the Company. Glyko, Inc. provides products and services that perform sophisticated carbohydrate analysis for research institutions and commercial laboratories.

Through December 31, 2000, the Company had accumulated losses during its development stage of approximately $80.5 million. Based on current plans, management expects to incur further losses at least through 2002. Management believes that the Company's cash and cash equivalents and short-term investment balances at December 31, 2000 will be sufficient to meet the Company's obligations at least through 2001.

Business Risks - The Company is exposed to the following risks:

o There can be no assurance that the Company's research and development efforts will be successfully completed or that its product candidates will be shown to be safe and effective.

o There can be no assurance that its product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA) or any equivalent foreign government agency or that its product candidates will be successfully commercialized or achieve any significant degree of market acceptance.

o Certain of the Company's products and product candidates rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

o In order to grow significantly, the Company must expand its efforts to develop new products in pharmaceutical applications. The Company will also need to enhance manufacturing capabilities, to develop marketing capabilities, and/or enter into collaborative arrangements with third parties having the capacity for such manufacturing or marketing.

o There can be no assurance that any of the Company's current or future product candidates will be successfully developed, prove to be effective in clinical trials, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs, gain reasonable reimbursement levels, or be successfully marketed.

In addition, the Company is subject to a number of risks, including the need for additional financing, dependence on key personnel, small patient population, patent protection, significant competition from larger organizations, dependence on corporate partners and collaborators, and expected restrictions on reimbursement, as well as other changes in the healthcare industry.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include determination of progress to date of research and development projects in-process, the amortization period of goodwill and other intangibles, and asset impairment reserves related to certain leasehold improvements and equipment.

Cash and Cash Equivalents--For the consolidated statements of cash flows, the Company treats liquid investments with original maturities of less than three months as cash and cash equivalents.

Short-Term Investments--The Company records its investments as held-to-maturity. These investments are recorded at cost at December 31, 2000, which approximates fair market value. These securities are comprised mainly of Federal Agency investments, including Freddie Macs and Federal Home Loans, and bank certificates of deposit.

Inventories--Inventories consist of analytic kits and instrument-based systems held for sale. Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. All inventories at December 31, 1999 and 2000 belonged to Glyko, Inc.

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of the Company's joint venture agreement with Genzyme (the Agreement - see notes 7 and 8), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. Losses of the joint venture ($1.7 million, $14.0 million, $25.3 million and $41.0 million for the years ended December 31, 1998, 1999 and 2000 and for the period March 21, 1997 (inception) through December 31, 2000, respectively) are allocated in proportion to the funding provided by each joint venture partner. BioMarin provided $22.0 million in funding to the joint venture through 2000.

During the years ended December 31, 1999 and 2000, the Company billed $10.6 million and $19.4 million, respectively, to the joint venture under the Agreement. Of these amounts, $5.3 million and $9.7 million respectively, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed to the joint venture have been funded by Genzyme. At December 31, 1999 and 2000, the Company had receivables of $1.3 million and $1.8 million, respectively, related to these billings.

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company recorded a reduction in its investment in the joint venture of $7.0 and $12.7 million, during the years ended December 31, 1999 and 2000, respectively, representing its 50 percent share of the loss of the joint venture. The percentage of the research and development costs incurred by the Company and billed to the joint venture that was funded by the Company (50 percent, or $5.3 million and $9.7 million for the years ended December 31, 1999 and 2000, respectively) was recorded as a credit to the Company's equity in the loss of the joint venture.

At December 31, 2000 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 2000 are as follows (in thousands):

 Assets                          $ 3,368
                                 =+=====
Liabilities                      $ 2,890
Net equity                           478
                                 -------
                                 $ 3,368

Cumulative net loss              $40,971
                                 =======

Research and Development--Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the joint venture including manufacturing, clinical and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the assets or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

As of December 31, 1999 and 2000, property and equipment consisted of the following (in thousands):

                                                  December 31,
                                         -------------------------------
Category                                      1999           2000             Estimated Useful Lives
-------------------------------------    -------------------------------  --------------------------------
Computer hardware and software           $    426       $    678                 3 years
Office furniture and equipment              1,017          1,056                 5 years
Manufacturing/Laboratory equipment          8,254          9,323                 5 years
Leasehold improvements                     18,889         16,685            Shorter of life of assets
                                                                                or lease term
Construction in progress                      879          1,048
                                         -------------------------------
                                           29,465         28,790
Less:  Accumulated depreciation            (4,372)        (8,075)
                                         -------------------------------
Total property and equipment, net        $ 25,093       $ 20,715
                                        ===============================

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 and for the period March 21, 1997 (inception) to December 31, 2000, was $0.3 million, $4.1 million, $4.3 million and $8.7 million, respectively.

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc., the Company acquired certain intangible assets including developed technology, customer relationships and goodwill. In this acquisition, the Company obtained Glyko Inc.'s ongoing business of providing products and services to research institutions and commercial laboratories. Additionally, the Company secured ongoing access to Glyko, Inc.'s proprietary technologies which assist the Company in supporting the manufacturing process testing and clinical testing for our two lead drug candidates, Aldurazyme for MPS-I and rhASB for MPS-VI.

The purchase price of $14.5 million was allocated to the net tangible and intangible assets acquired, based on the relative fair value of these assets. In connection with this allocation, $2.6 million was expensed as a charge for the purchase of in-process research and development. Of the $11.7 million designated as intangible assets (after the write-off of in-process research and development), $1.2 million was allocated to developed technology and amortized over six years, $73,000 was allocated to assembled work force and amortized over seven years, and $10.4 million was allocated to goodwill (customer relationships, trade name, pure business goodwill) and initially amortized over twelve years. In performing this allocation, the Company considered, among other factors, Glyko, Inc.'s technology and research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

During 2000 the Company changed its estimate of the useful life of this goodwill from 12 years to 7 years. The effect of this change in estimate was to increase the Company's net loss by $466,000.

Amortization expense related to the acquisition of Glyko, Inc. was $0.3 million, $1.1 million and $1.6 million for the period from October 7, 1998 (date of acquisition) to December 31, 1998, and the years ended December 31, 1999 and 2000, respectively.

In connection with the purchase of the key assets of the Biochemical Research Reagent Division of Oxford GlycoSciences Plc. (OGS), the Company recorded goodwill in the amount $891,000 which is being amortized over seven years. Total amortization expense for the year ended December 31, 2000, was $139,000.

Impairment of Long-Lived Assets--The Company regularly reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values (based on discounted cash flows). Except for the Carson Street closure as discussed in Note 11 no such adjustments have been made during any period presented.

Accrued Liabilities--As of December 31, 1999 and 2000, accrued liabilities consisted of the following (in thousands):

                                         December 31,
                                   --------------------------
                                       1999         2000
                                   ------------- ------------
Vacation                            $     286     $     411
Construction in progress                  882           225
Carson Street                              -            348
Other                                     798         1,125
                                   ------------- ------------
               Total                $  1,966      $  2,109
                                   ============= ============

Revenue Recognition--The Company recognizes Glyko, Inc.'s product revenues and related cost of sales upon shipment of products. Glyko, Inc.'s service revenues are recognized upon completion of services as evidenced by the transmission of reports to customers. Other Glyko, Inc. revenues, principally licensing, distribution and development fees, are recognized upon satisfaction of contractual obligations such as 1) execution of contract; 2) certain milestones; and 3) certain anniversary dates from the effective date of the contract.

Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Net Income (Loss) per Share--Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average common shares outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses (all periods presented), such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):
                                                         December 31,
                                      ----------------------------------------
                                        1998             1999           2000
                                      ----------------------------------------
Options to purchase common stock       2,801             5,450          5,539
Warrants to purchase common stock        802               802             -
                                      ----------------------------------------
                                       3,603             6,252          5,539
                                      ========================================

Segment Reporting--For the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products. The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are, and will continue to be, immaterial with respect to the Company's overall activities and, thus, disclosure of segment information is not required.

New Accounting Standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the first quarter of 2000 and such adoption has not had a material effect on the Company's consolidated financial position or results of operations.

3.   STOCKHOLDERS' EQUITY:

Common Stock and Warrants - As disclosed in the accompanying consolidated statements of changes in stockholders' equity, the Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the former chief executive officer and chairman of the board is affiliated (see Note 7) was issued a total of 899,500 shares (valued at $1.4 million) and warrants (valued at $0.1 million) to purchase an additional 801,500 shares of common stock at an exercise price of $1 per share. These issuances were made for brokerage services rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants were exercised in October 2000.

Notes Receivable from Stockholders--Notes receivable from stockholders relate to
2.5 million shares of common stock issued in October 1997 to three executive officers under the terms of the Founder's Stock Purchase Agreement (the Agreement). These notes bear interest at 6 percent per annum, and are due on March 31, 2001, or on the date of the employee's termination, whichever is earlier. The notes are secured by the underlying stock and are with full recourse. Interest was imputed at nine percent, resulting in an interest discount and related deferred compensation of $200,000, which is being amortized over the life of the notes. In the event that their employment is terminated by the Company, the Company has the obligation, if requested by the officer, to repurchase any or all of the shares issued under the Agreement at the lower of the original purchase price or the current market value of the shares. In the event one of these officers ceases to be an employee, the Company has the right, but not the obligation, to repurchase the unvested portion of the shares at their original purchase price. Pursuant to the terms of the Agreement, 50% of the shares vest after one year from the date of employment, with the remainder vesting at a rate of 1/24th per month thereafter. Upon the former President's resignation from the Company in July 2000, the Company repurchased 33,334 shares at his original purchase price and concurrently reduced his promissory note to the Company for the same amount. In August 2000, the former President paid the balance of his promissory note plus accrued interest to the Company. During October 2000 the Company's Chief Executive Officer resigned. His promissory note, plus accrued interest, is due in full on March 31, 2001.

Deferred Compensation--In connection with certain stock option and stock grants during the years ended December 31, 1998, 1999 and 2000, the Company recorded deferred compensation totaling $3.2 million, $0.7 million and $0.3 million, respectively, which is being amortized over the estimated service periods of the grantees. Amortization expense recognized during the years ended December 31, 1998, 1999 and 2000, was $0.2 million, $1.3 million and $1.4 million, respectively.

4.   INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company's primary temporary differences relate to items expensed for financial reporting purposes but not currently deductible for income tax purposes, consisting primarily of depreciable lives for property and equipment.

As of December 31, 2000, net operating loss carryforwards are approximately $74.9 million and $66.1 million for federal and California income tax purposes, respectively. These net operating loss carryforwards, including net operating losses of $12.6 million and $2.9 million for federal and California purposes, respectively, related to Glyko, Inc. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes, if any, of approximately $2.8 million and $2.8 million, respectively, at December 31, 2000. These credits include credits related to Glyko, Inc. of approximately $0.6 million and $0.3 million for federal and California purposes, respectively. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

The Company also has orphan drug credits available to reduce future federal income taxes, if any, of approximately $7.3 million at December 31, 2000.

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

5.   STOCK OPTION PLANS:

1997 Stock Plan--In November 1997, the Board adopted, and in April 1998, the stockholders approved, the 1997 Stock Plan (the 1997 Plan), which provided for the reservation of a total of 3,000,000 shares of common stock for issuance under the 1997 Plan. In December 1998, the Board adopted, and in January 1999, the stockholders approved, an amendment to the 1997 Plan to increase the number of shares reserved for issuance under it to an aggregate of 5,000,000 and to add an "evergreen provision" providing for an annual increase in the number of shares which may be optioned or sold under the 1997 Plan without need for additional Board or stockholder action to approve such increase (which increase shall be the lesser of 4 percent of the then-outstanding capital stock, 2,000,000 shares, or a lower amount set by the Board). As of December 31, 2000, the number of shares reserved for issuance was an aggregate of 7,695,572 under the 1997 Plan. The 1997 Plan provides for the grant of stock options and the issuance of common stock by the Company to its employees, officers, directors, and consultants.

1998 Director Option Plan--The 1998 Director Option Plan (the Director Plan) was adopted by the Board in December 1998 and approved by the stockholders in January 1999. The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 200,000 shares of the Company's common stock, plus an annual increase equal to the number of shares needed to restore the maximum aggregate number of shares available for sale under the Director Plan or the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board, have been reserved for issuance under the Director Plan. As of December 31, 2000, options to purchase 165,000 shares were granted under the Director Plan and options to purchase 400,000 shares were authorized under the Director Plan.

 Options currently outstanding under the Company's 1997 Stock Option Plan and 1998 Director Plan (the Plans) generally have vesting schedules of up to four years and options terminate after five to ten years or 90 days after termination of employment or contract.

The Company accounts for option grants in accordance with APB 25. Had compensation cost for option grants to employees under the Plans been determined consistent with the fair value provisions of SFAS No. 123, the effect on the Company's net loss would have been as follows (in thousands, except for per share data):

                                                                                                        Period from
                                                                                                      March 21, 1997
                                         Years ended December 31,                                       (Inception)
                          ---------------------------------------------------------------------       to December 31,
                                 1998                     1999                  2000                        2000
                        -----------------------    --------------------  --------------------  -----------------------------
Net loss as reported      $    (12,314)              $    (28,072)           $  (37,364)             $     (80,513)
Pro  forma  effect  of
SFAS No. 123                      (183)                    (1,074)               (5,412)                    (6,669)
                         ----------------------    --------------------  --------------------  -----------------------------
Pro forma net loss        $    (12,497)              $    (29,146)           $  (42,776)             $     (87,182)
                         ======================    ====================  ====================  =============================
Net  loss  per  common
share as reported         $      (0.55)              $      (0.94)           $    (1.04)             $       (3.21)
                         ======================    ====================  ====================  =============================
Pro  forma   loss  per
common share              $      (0.56)              $      (0.97)           $    (1.19)             $       (3.48)
                         ======================    ====================  ====================  =============================

A summary of the status of the Company's Plans is as follows:

                                                             Weighted
                                                             Average      Exercisable   Weighted Average
                                                            Exercise      at End of      Fair Value of
                                            Option Shares    Price          Year       Options Granted
                                          ------------------------------ ------------- -------------------
Outstanding at March 21, 1997
    Granted                                    297,000          $1.00                          $0.22
    Exercised                                       -              -
    Canceled                                        -              -
                                          ----------------
Outstanding at December 31, 1997               297,000           1.00       232,000
                                                                         =============
    Granted                                  2,507,660           4.18                          $2.40
    Exercised                                   (1,973)          1.00
    Canceled                                    (1,447)          1.00
                                          ----------------
Outstanding at December 31, 1998             2,801,240           3.85       761,609
                                                                         =============
                                                                                               $8.80
    Granted                                  2,877,430          11.35
    Exercised                                  (40,148)          3.69
    Canceled                                  (188,536)          9.28
                                          ----------------
Outstanding at December 31, 1999             5,449,986           7.59     1,922,041
                                                                         =============
    Granted                                  1,881,310          15.83                          $13.27
    Exercised                               (1,300,532)          4.36
    Canceled                                  (491,506)         11.70
                                          ----------------
Outstanding at December 31, 2000             5,539,258          10.92     2,067,302
                                                                         =============

There were 900,510 and 1,048,661 options available for grant under the Plans at December 31, 1999 and 2000, respectively.

As of December 31, 2000, the 5,539,258 options outstanding consisted of the following:

Options Outstanding                                                                                  Options Exercisable
--------------------------------------------------------------------------------------   -------------------------------------------
Range of Exercise  Number of Options      Weighted Average          Weighted Average         Number of Options     Weighted  Average
     Prices          Outstanding          Contractual Life          Exercise Price            Exercisable            Exercise Price
--------------------------------------------------------------------------------------   -------------------------------------------

 $0.00 to $3.50         266,939                 1.8                      $1.03                   254,654                $ 1.03
 $3.51 to $7.00       1,930,998                 4.8                      $5.38                 1,073,652                $ 5.23
 $7.01 to $10.50        175,900                 8.9                      $9.45                    13,446                $ 8.50
 $10.51 to $14.00     1,774,658                 6.6                     $12.78                   431,597                $12.86
 $14.01 to $17.50       781,556                 5.5                     $15.82                   199,654                $15.79
 $17.51 to $21.00       330,749                 7.9                     $19.46                    39,407                $19.65
 $21.01 to $24.50       166,000                 9.0                     $21.95                    28,124                $21.95
 $24.51 to $28.00        96,000                 4.9                     $25.88                    21,873                $25.92
 $28.01 to $31.50        15,000                 4.2                     $31.25                     3,437                $31.25
 $31.51 to $35.00         1,458                 0.1                     $35.00                    1,458                 $35.00
                    ---------------                                                        ------------------
                      5,539,258                                                                2,067,302
                    ===============                                                        ==================

The fair value of each option grant in 1997, 1998 and through July 22, 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.6 to 5.7 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 0 percent.

The fair value of each option grant from July 22, 1999 through December 31, 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.8 to 6.1 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 38 percent.

The fair value of each option grant in 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants : risk-free interest rates ranging from 4.6 to 6.8 percent; expected dividend yield of 0 percent; expected life of four years for the Plan's options; and expected volatility of 105 percent.

6.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments--The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2010. Future minimum lease payments for the years ended December 31 are as follows (in thousands):

            2001.................        $  1,888
            2002..................          1,754
            2003..................          1,627
            2004.................           1,563
            2005..................          1,563
            Thereafter...........           6,953
                                         ---------
                      Total.....         $ 15,348
                                         =========

Rent expense for the years ended December 31, 1998, 1999 and 2000, and for the period from March 21, 1997 (inception), to December 31, 2000, was $0.4 million, $1.1 million, $1.5 million and $3.0 million, respectively.

Research and Development Funding and Technology Licenses--The Company uses experts and laboratories at universities and other institutions to perform research and development activities. Funding commitments to these institutions for the year ended December 31 are as follows (in thousands):

            2001..................           504
            2002..................           100
            2003..................           100
            2004..................           100
            2005..................           100
                                           ------
                      Total.....           $ 904
                                           ======

The Company has also licensed technology from certain institutions, for which it is required to pay a royalty upon future sales, subject to certain annual minimums.

Product Liability and Lack of Insurance--The Company is subject to the risk of exposure to product liability claims in the event that the use of Aldurazyme or rhASB results in adverse effects during testing or commercial sale. The BioMarin/Genzyme LLC and the Company do carry product liability insurance to cover the clinical trials of Aldurazyme and rhASB, respectively. There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims.

7.   RELATED-PARTY TRANSACTIONS:

The Company had contractual agreements for office space and certain administrative, research, and development functions with Glyko, Inc. prior to the acquisition date of October 7, 1998. BioMarin reimburses Glyko, Inc. for rent, salaries and related benefits, and other administrative costs. Glyko, Inc. also reimburses BioMarin for salaries and related benefits.

Reimbursement of expenses (in thousands):

                                                    Paid from         Paid from
                                                  Glyko, Inc. to     BioMarin to
                                                    BioMarin         Glyko, Inc.     Net, to Glyko, Inc.
                                                 ---------------- ---------------  ---------------------

Year ended December 31, 1998                      $   75           $     298          $   223
Year ended December 31, 1999                          68                 335              267
Year ended December 31, 2000                           -                 155              155
March 21, 1997 (inception) to December 31, 2000      276               1,162              886



During 1997 801,500 warrants were issued to an entity with which the former Chief Executive Officer and Chairman of the Board is affiliated (see Note 3).

Since October 8, 1998, GBL has agreed to pay the Company a monthly management fee for its services to GBL primarily relating to management, accounting, finance and government reporting. The Company had accrued receivables relating to these services for GBL of $37,500 and $8,765 for the years ended December 31, 1999 and 2000, respectively.

On April 13, 1999, the Company entered into a convertible note financing agreement in the amount of $26.0 million. Of this amount GBL purchased $4.3 million worth of such notes and LaMont Asset Management SA (LAM) purchased $9.7 million. A director of the Company is also the chairman of LAM. The Company also entered into an agency agreement with LAM pursuant to which the Company agreed to pay LAM a five percent cash commission on sales to certain note purchasers. On July 23, 1999, concurrent with the Company's IPO, the Company's convertible notes payable (including accrued interest) were converted into 2,672,020 shares of the Company's common stock at $10 per share. GBL's $4.3 million convertible note plus interest was converted to 441,911 shares and LAM's $9.7 million convertible note plus interest was converted to 996,869 shares.

Due to the terms of the collaborative agreement with Genzyme outlined in Note 8, Genzyme is considered to be a related party. See also Notes 1 and 8 for Genzyme related-party transactions.

8.   COLLABORATIVE AGREEMENTS:

Genzyme--Effective September 4, 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat MPS-I. In conjunction with the formation of the joint venture, the Company established a wholly-owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

Under the Collaboration Agreement, the Company and Genzyme are each required to make capital contributions to the joint venture in an amount equal to 50 percent of costs and expenses associated with the development and commercialization of Aldurazyme. The parties also agree to share the profits equally from such commercialization. In addition, Genzyme purchased 1,333,333 shares of the Company's common stock at $6 per share in a private placement for proceeds of $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of the Company's common stock at the IPO price for an additional $10.0 million. Genzyme has also agreed to pay the Company $12.1 million in cash upon FDA approval of the biologics license application for Aldurazyme.

Other Agreements--The Company is engaged in research and development collaborations with various academic institutions, commercial research groups, and other entities. The agreements provide for sponsorship of research and development by the Company and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements are terminable for cause by either party upon 90 days written notice.

9.   COMPENSATION PLANS:

Employment Agreements--The Company has entered into employment agreements with eight officers of the Company. Seven of these agreements are terminable without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company, with the Company obligated to pay salary and benefits hereunder until such termination. In the employment agreement with the Company's Chief Executive Officer the agreement shall be renewed after three years for one additional three-year period unless either party gives nine months notice prior to the expiration of the initial three-year period. The annual salaries committed to under these agreements total approximately $2 million. In addition, three of the agreements provide for the payment of an annual cash bonus of up to 100 percent of the base annual salary of the three officers based upon the Company's market capitalization through June 30, 2000. Bonuses for the three officers totaled $294,000 in 2000.

401(k) Plan--The Company participates in the BioMarin Retirement Savings Plan. Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1 or October 1. Participants may contribute up to 15 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 25% of the first 2% contributed to the employee accounts. The Company's matching contribution vests over four years from employment commencement.

1998 Employee Stock Purchase Plan--In December 1998 the Board adopted, and in January 1999 the stockholders approved, the 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan). A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 2000, 28,431 shares have been issued under the 1998 Purchase Plan.

10.   SUPPLEMENTAL CASH FLOW INFORMATION:

The following non-cash transactions took place in the periods presented (in thousands):


                                                                                                                Period from March
                                                                                                                    21, 1997
                                                                    Year Ended December 31,                     (Inception) to
                                                     ------------------------------------------------------        December 31,
                                                          1998             1999                2000                   2000
                                                     ------------------------------------------------------    --------------------
Common stock issued upon conversion of
  convertible notes plus interest                      $     -           $ 25,615           $    -                  $25,615
Common stock issued in exchange for notes                    -                 -                 -                   20,500
Common stock and common stock warrants
  issued in exchange for brokerage services                588                 -                 -                    1,518
Bridge loan converted to common stock                        -                 -                 -                      880
Common stock surrendered by stockholders
  for payment of principal and interest                      -                 -                170                     170
Compensation in the form of common stock
  and common stock options                                   -                 -                  -                      18


11.   CARSON STREET CLOSURE

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision, the Company recorded a charge of approximately $4.4 million. The facility was no longer required for the production of Aldurazyme, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC joint venture to use the Company's Galli Drive facility for the manufacture of bulk Aldurazyme both for the Phase III trial and for the commercial launch of Aldurazyme. This decision was based in part on U.S. Food and Drug Administration guidance to use an improved production process, which was installed in the Galli Drive facility, for the clinical trial, the biologics license application submission and for commercial production. The majority of the Company's technical staff at the Carson Street facility in Torrance, California transferred to the Galli Drive facility in Novato, California in May. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

12.   SUBSEQUENT EVENT

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) whereby Acqua Wellington will make an equity investment in the Company of up to $50 million. Subject to certain conditions, including the market price of BioMarin stock, these funds will be drawn down, at the Company's option, over the course of the next 20 months from sales of registered common stock to be sold at a small discount to the market price.

In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased $1 million of the Company's common stock at $9.85 per share.

13.  QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

The Company's common stock has been traded on the NASDAQ Stock Market since July 22, 1999. There were 64 common stockholders of record at December 31, 2000. No dividends were paid for the years ended December 31, 2000 and 1999.


                                                                  Quarter Ended
                                        -------------------------------------------------------------------
                                           March 31,        June 30,      September 30,    December 31,
2000                                                  (In thousands, except per share data)

Total revenue                             $  3,298       $  3,083          $  2,807         $  3,138
Loss from operations                       (11,965)        (7,188)           (8,247)         (10,024)
Net loss                                   (11,736)        (7,086)           (8,148)         (10,394)
Net loss per share, basic and diluted        (0.34)         (0.20)            (0.23)           (0.28)
Common stock price per share:
  High                                    $ 38.750       $ 27.750          $ 21.750         $  17.62
  Low                                       12.750         16.750            16.375            7.156


                                                                  Quarter Ended
                                        -------------------------------------------------------------------
                                           March 31,        June 30,      September 30,    December 31,
1999                                                  (In thousands, except per share data)

Total revenue                              $  1,104      $  1,557          $  1,999         $  2,315
Loss from operations                        (4,583)        (6,145)           (7,732)          (9,040)
Net loss                                    (4,609)        (6,782)           (7,643)          (9,038)
Net loss per share, basic and diluted       (0.18)          (0.26)            (0.24)           (0.26)
Common stock price per share:
   High                                        N/A           N/A           $ 18.750         $ 17.000
   Low                                         N/A           N/A             11.625           11.625

