Form 10-Q
period 2001-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2001-05-10
CIK 1048477

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

 (Mark One)
 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934 during the past 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days. Yes _X___ No_____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest  practicable  date:  37,155,257  shares common stock, par value $0.001, outstanding as of May 1, 2001.

BIOMARIN PHARMACEUTICAL INC.

TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements (Unaudited).

Consolidated Balance Sheets....................................................2
Consolidated Statements of Operations for the three-month
    periods ended March 31, 2000 and 2001 and for the period

PART II. OTHER INFORMATION

Item 1.  Financial Statements (Unaudited)
                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                        Consolidated Balance Sheets as of
                      December 31, 2000 and March 31, 2001
                                 (In Thousands)

                                                  December 31,        March 31,
                                                     2000              2001
                                              -----------------   --------------
Assets                                                              (unaudited)
Current assets:
 Cash and cash equivalents                          $   16,530         $ 19,722
 Short-term investments                                 23,671           10,044
 Accounts receivable, net                                1,135              754
 Due from BioMarin/Genzyme LLC                           1,799            3,386
 Inventories                                               436              439
 Prepaid expenses                                          970            1,516
                                              -----------------   --------------
  Total current assets                                  44,541           35,861

Property, plant and equipment, net                      20,715           19,983
Goodwill and other intangible assets                     9,862            9,333
Investment in BioMarin/Genzyme LLC                       1,482             (217)
Deposits                                                   333              483
                                              -----------------   --------------
  Total assets                                      $   76,933         $ 65,443
                                              =================   ==============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                   $    4,747         $  1,616
 Accrued liabilities                                     2,109            1,992
 Notes payable, short-term                                  27               29
                                              -----------------   --------------
  Total current liabilities                              6,883            3,637

 Long-term portion of notes payable                         56               47
                                              -----------------   --------------
  Total liabilities                                      6,939            3,684
                                              -----------------   --------------
Stockholders' equity:
 Common stock, $0.001 par value:  75,000,000
 authorized.   36,921,966 and 37,134,859 shares
 issued and outstanding December 31, 2000
 and March 31, 2001, respectively.                          37               37
 Additional paid-in capital                            153,940          155,220
 Deferred compensation                                  (1,530)          (1,321)
 Notes from stockholders                                (1,940)          (1,964)
 Deficit accumulated during development stage          (80,513)         (90,213)
                                              -----------------   --------------
  Total stockholders' equity                            69,994           61,759
                                              -----------------   --------------
  Total liabilities and stockholders' equity        $   76,933         $ 65,443
                                              =================   ==============

        The accompanying notes are an integral part of these statements.
                                        2

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
        For the Three-Month Periods Ended March 31, 2000 and 2001 and for
        the Period from March 21, 1997 (inception) through March 31, 2001
              (In Thousands, except for per share data, Unaudited)

                                                                  Period from
                                                                 March 21, 1997
                                        Three Months Ended       (Inception) to
                                             March 31,              March 31,
                                     ------------------------
                                          2000         2001             2001
                                     -------------------------------------------
Revenues:
 Revenues - products                   $   469       $   692        $     4,576
 Revenues - services                        50            17                464
 Revenues from BioMarin/Genzyme LLC      2,756         2,691             18,559
 Revenues - other                           23             -                293
                                     -------------------------------------------
  Total revenues                         3,298         3,400             23,892
                                     -------------------------------------------
Operating Costs and Expenses:
 Cost of products                          148           266              1,312
 Cost of services                           33             5                250
 Research and development                8,663         9,984             85,400
 Selling, general and administrative     1,996         2,203             22,268
 Carson Street closure                   4,423             -              4,423
                                     -------------------------------------------
  Total operating costs and expenses    15,263        12,458            113,653
                                     -------------------------------------------
Loss from operations                   (11,965)       (9,058)           (89,761)

Interest income                            788           468              6,029
Interest expense                            (2)           (2)              (741)
Loss from BioMarin/Genzyme LLC            (557)       (1,108)            (5,740)
                                     -------------------------------------------
Net loss                             $ (11,736)     $ (9,700)       $   (90,213)
                                     ===========================================
Net loss per share,
  basic and diluted                   $  (0.34)     $  (0.26)       $     (3.50)
                                     ===========================================
Weighted average common shares
 outstanding, basic and diluted         35,015        37,052             25,791
                                     ===========================================

        The accompanying notes are an integral part of these statements.
                                       3

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Cash Flows
       For the Three-Month Periods Ended March 31, 2000 and 2001, and for
          the Period from March 21, 1997 (inception) to March 31, 2001
                            (In Thousands, Unaudited)
                                                                    Period from
                                                                     March 21,
                                                  Three Months          1997
                                                      Ended          (inception)
                                                     March 31,           to
                                              --------------------    March 31,
                                                  2000        2001      2001
                                              ----------------------------------
Cash flows from operating activities:
 Net loss                                       $(11,736)  $ (9,700)   $(90,213)
 Adjustments to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation                                     1,163      1,162       9,896
  Amortization of deferred compensation              268        209       3,121
  Amortization of goodwill                           303        529       3,543
  Loss from BioMarin/Genzyme LLC                   3,304      3,799      23,454
  Compensation in the form of common stock
     and common stock options                          -          -          18
  Write off of in-process technology                   -          -       2,625
  Carson Street closure                            3,791          -       3,791

Changes in operating assets and liabilities:
  Accounts receivable, net                           (86)       381        (754)
  Due from BioMarin/Genzyme LLC                   (2,453)    (1,587)     (3,386)
  Inventories                                         29         (3)        161
  Prepaid expenses                                    69       (546)     (1,516)
  Deposits                                           (95)      (150)       (483)
  Accounts payable                                (1,728)    (3,131)      1,616
  Accrued liabilities                              1,328       (117)      1,992
                                              ----------------------------------
 Total adjustments                                 5,893        546      44,078
                                              ----------------------------------
  Net cash used in operating activities           (5,843)    (9,154)    (46,135)
                                              ----------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                 (608)      (430)    (33,669)
 Investment in BioMarin/Genzyme LLC               (3,674)    (2,100)    (23,237)
 Sale (purchase) of short-term investments        24,574     13,627     (10,044)
 Purchase of Biochemical Research Reagent
   Division of Oxford Glycosciences, Plc.              -          -      (1,500)
                                              ----------------------------------
  Net cash provided by (used in)
   investing activities                           20,292     11,097     (68,450)
                                              ----------------------------------
Cash flows from financing activities:
 Proceeds from exercise of common
   stock options and warrants                      2,821        408       7,033
 Repayment of equipment loan                         (8)         (7)        (59)
 Proceeds from sale of common stock,
   net of issuance costs                              -         848      99,774
 Proceeds from note payable                           -           -         134
 Proceeds from issuance of
   convertible notes payable                          -           -      25,615
  Repayment of notes from stockholders                -           -         804
 Issuance of common stock for ESPP                    -           -         314
                                                      -           -         692
                                               ---------------------------------
  Net cash provided by financing activities       2,813       1,249     134,307
                                               ---------------------------------
Net increase in cash and cash equivalents        17,262       3,192      19,722
Cash and cash equivalents,
  beginning of period                            23,413      16,530           -
                                               ---------------------------------
Cash and cash equivalents, end of period        $40,675     $19,722    $ 19,722
                                               =================================
        The accompanying notes are an integral part of these statements.
                                        4

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(a development-stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION:

BioMarin Pharmaceutical Inc. (the Company) is a biopharmaceutical company specializing in the development of enzyme therapies for debilitating life-threatening chronic genetic disorders and other diseases and conditions. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, the Company has issued stock to outside investors in a series of transactions, resulting in GBL’s ownership of the Company’s outstanding common stock being reduced to 30.6 percent at March 31, 2001.

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

In January 2001, BioMarin signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. Under the terms of the agreement, the Company will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company, at its discretion, may grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). As of May 4, 2001, the potential maximum future amount available to the Company under the agreement is $49 million.

Through March 31, 2001, the Company had accumulated losses during its development stage of approximately $90.2 million. Based on current plans, management expects to incur further losses at least through 2002. Management believes that the Company’s cash and cash equivalents and short-term investment balances at March 31, 2001 will be sufficient to meet the Company’s obligations at least through 2001. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. Management is currently pursing various alternatives to support its operations beyond 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company’s Form 10-K Annual Report.

2.    SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include determination of progress to date of research and development projects in-process, the amortization period of goodwill and other intangibles, and asset impairment reserves related to certain leasehold improvements and equipment.

Cash and Cash Equivalents

For the consolidated statements of cash flows, the Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Short-term Investments

The Company records its investments as held-to-maturity. These investments are recorded at cost at March 31, 2001, which approximates fair market value. These securities are comprised mainly of Federal Agency investments, including Federal Home Loans and Federal Farm Credits.

Investment in BioMarin/Genzyme LLC and Related Revenue

Under the terms of the Company’s joint venture agreement with Genzyme, the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. Losses of the joint venture are allocated in proportion to the funding provided by each joint venture partner.

The Company accounts for its investment in the joint venture using the equity method. The percentage of the research and development costs incurred by the Company and billed to the joint venture that was funded by the Company was recorded as a credit to the Company’s equity in the loss of the joint venture.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following (in thousands):

                                       December 31,    March 31,    Estimated
                                         2000            2001      Useful Lives
                                      ---------        -------- ----------------
Computer hardware and software         $   678         $   795      3 years
Office furniture and equipment           1,056           1,180      5 years
Manufacturing/laboratory equipment       9,323           9,644      5 years
Leasehold improvements                  16,685          16,546  Shorter of life
                                                                   of asset or
                                                                   lease term
Construction in progress                 1,048           1,055
                                      ---------        --------
                                        28,790          29,220
Less:  Accumulated depreciation         (8,075)         (9,237)
                                      ---------        --------
                Total, net             $20,715         $19,983
                                      =========        ========

Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the BioMarin/Genzyme LLC joint venture including clinical manufacturing, clinical operations and regulatory costs, and internal research and development costs. All research and development costs discussed above are expensed as incurred.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains“forward-looking statements” as defined under securities laws. These statements can often be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and so on. These forward-looking statements may be found in the “Factors that May Affect Future Results,” and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors that May Affect Future Results,” as well as those discussed elsewhere in this document.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

We have incurred net losses since inception and had an accumulated deficit through March 31, 2001 of $90.2 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least through 2002.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is Aldurazyme, laronidase for injection, (recombinant human (alpha)-L-iduronidase), which is undergoing clinical trials for use in enzyme replacement therapy for Mucopolysaccharidosis-I or MPS-I. We have initiated a clinical trial of rhASB (recombinant human N-acetylgalactosamine-4 sulfatase), for use in enzyme replacement therapy for the treatment of MPS-VI or Maroteaux-Lamy Syndrome. We have also successfully conducted preclinical studies in pigs and mice of our burn debridement (cleaning) enzyme, Vibriolysin, for use in wound debridement in preparation for skin grafting and expect to submit an application to the U.S. Food and Drug Administration (FDA) or foreign equivalent to begin a clinical trial by mid-2001.

In January 2001, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the our company. Under the terms of the agreement, we will have the option to request Acqua Wellington to invest through sales of our registered common stock at a small discount to market price. The maximum amount that we may request to be invested in any one month is dependent upon the market price of our stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition we, at our discretion, may grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares of our common stock for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). As of May 4, 2001, the potential maximum future amount available to us under the agreement is $49 million.

Results of Operations

The Quarters Ended March 31, 2001 and 2000

Revenues for the first quarter of 2001 totaled $3.4 million compared to revenues of $3.3 million in the first quarter of 2000. First quarter 2001 revenues included $2.7 million for services provided to the joint venture for Aldurazyme compared to $2.8 million in the same period in 2000. The decrease was primarily the result of efficiencies gained in the manufacturing of Aldurazyme. First quarter 2001 revenues also included $709,000 generated by Glyko, Inc. compared to $519,000 for the first quarter of 2000 primarily as a result of increased sales in both the United States and European sales offices.

Cost of products and cost of services related to Glyko, Inc. operations were $271,000 in the first quarter of 2001 and were $181,000 in the comparable period of 2000. Glyko’s total external product and service costs as a percent of the sales of products and services were 38% in the first quarter of 2001 and 35% in the first quarter of 2000. The change was due primarily to a less favorable revenue mix, with a greater percentage of lower margin product sales.

Research and development expenses for the first quarter of 2001 increased by $1.3 million to $10.0 million from $8.7 million in the first quarter of 2000. Increased expenses in support of the rhASB and Vibriolysin programs were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased to $2.2 million in the first quarter of 2001 from $2.0 million in the first quarter 2000. This increase was primarily due to the acceleration of the amortization of goodwill for the purchase of Glyko, Inc. The estimated life of the goodwill was decreased from ten years to seven years in the third quarter of 2000.

In the first quarter of 2000, we recorded a provision of $4.4 million for the closure of our Carson Street clinical manufacturing facility. The provision primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

The equity in the loss of our joint venture with Genzyme was $1.1 million for the first quarter 2001 compared to $557,000 for the same period of 2000 as the joint venture continued its original clinical trial and began its Phase III clinical trial of Aldurazyme late in 2000.

Interest income was $468,000 for the first quarter of 2001 compared to $788,000 for the same period of 2000. The decrease was primarily due to decreased interest rates and the reduction of cash, cash equivalents and short-term investment balances available for investment in 2001 .

Net loss was $9.7 million ($0.26 per share, basic and diluted) in the first quarter of 2001 compared to a net loss of $11.7 million ($0.34 per share, basic and diluted) in the comparable period of 2000.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $134.3 million. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment of $8.0 million by Genzyme as part of our joint venture with them, an initial public offering including the underwriters’ over-allotment exercise, the concurrent $10.0 million Genzyme investment in our Company, the sale of $1.0 million of common stock to Acqua Wellington, and sales from stock option and warrant exercises and the Employee Stock Purchase Plan.

Our combined cash, cash equivalents and short-term investments totaled $29.8 million at March 31, 2001, a decrease of $10.4 million for the quarter. The primary uses of cash during the three months ended March 31, 2001 were to finance operations, fund the joint venture and purchase equipment and leasehold improvements. The primary source of cash during this period was the sale of $1.0 million of common stock to Acqua Wellington and the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Option Plan. For the three months ended March 31, 2001, operations used $9.2 million, we invested $2.1 million in the joint venture (which was consumed in joint venture operations), we purchased $430,000 of equipment and leasehold improvements, we raised $408,000 from the exercise of stock options and we received $848,000 (net of issuance costs) from the sale of common stock to Acqua Wellington.

From our inception through March 31, 2001, we have purchased approximately $33.7 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity for both commercial and clinical requirements.

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

The diagnostic projects are intended to expand a product line based on very precise measurements of the level of complex carbohydrates in blood and urine as indicators of serious disease conditions including heart disease, kidney disease and mucopolysaccharidoses or carbohydrate lysosomal storage diseases. At the time of the Glyko, Inc. acquisition, preliminary feasibility work had been done for all of the projects and a software project was well advanced as to programming, which has since been completed. The development of new more sensitive carbohydrate chemistry techniques is deemed to be the most difficult technical hurdle for the completion and commercialization of the diagnostic products. The fair value of the diagnostic projects was $924,000 at the time of the acquisition.

As of March 31, 2001, we had expended to date approximately $1.1 million on the analytic projects and $1.2 million on the diagnostic projects. If all acquired in-process research and development projects proceed to completion, we expect to spend approximately $100,000 in incremental direct expense to complete the analytic projects in phases over approximately 3 months. We expect to spend approximately $300,000 to complete the diagnostic projects in phases within the next 6 months. None of these projects have been terminated to date.

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

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS-I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the initial public offering. Genzyme has committed to pay us an additional $12.1 million upon approval by the FDA of the biologics license application (BLA) for Aldurazyme as a treatment for MPS-I.

In January 2001, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the our company. Under the terms of the agreement, we will have the option to request Acqua Wellington to invest through sales of our registered common stock at a small discount to market price. The maximum amount that we may request to be invested in any one month is dependent upon the market price of our stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition we, at our discretion, may grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares of our common stock for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). As of May 4, 2001, the potential maximum future amount available to us under the agreement is $49 million.

The net proceeds from any sales of our common stock to Acqua Wellington will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with our lead clinical programs including Aldurazyme for MPS-I, rhASB for MPS-VI and our program for Vibriolysin, which is being studied for the debridement (cleaning) of severe burns. In addition, net proceeds may also be used for the research and development of other pipeline products, building of the Company’s supporting infrastructure, and other general corporate purposes.

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

    .  Equipment-based financing

    .  Collaborative agreements with corporate partners

We do not expect to generate positive cash flow from operations at least through 2002 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

    .  Preclinical studies, clinical trials and regulatory review

    .  Development of manufacturing operations

    .  Process development activities

    .  Scale-up of manufacturing processes in larger capacity facilities

We anticipate a need for additional financing to fund the future operations of our business, including the commercialization of our drug candidates currently under development. We are actively considering our financing options to support our operations beyond 2001. We cannot assure you that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

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

    .  Changes and developments in collaborative, licensing and other relationships

    .  The development of commercialization activities and arrangements

    .  The leasing and build-out of additional facilities

    .  The purchase of additional capital equipment

We plan to continue our policy of investing available funds in government securities and investment grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. We operate in involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. For a more complete discussion of the factors that we currently consider to pose a material risk to our business, please see the section entitled "Factors That May Effect Future Results" in our Annual Report on Form 10-K.

Research and Development/Rapid Growth

A substantial portion of our business plan is based upon the development, production and sale of carbohydrate enzyme therapies for various medical applications. Although we currently have several products at various stages of research and development, none of our enzyme therapies are approved for marketing and sales. All of the products currently in development will require substantial additional research and development including clinical trials prior to distribution and sales.

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

Capital Resources

Developing and bringing our carbohydrate enzyme therapy products to market is a particularly time consuming and capital intensive process which requires substantial expenditures. We believe that the cash, cash equivalents, and short-term investment securities balances at March 31, 2001 will be sufficient to meet our operating and capital requirements through 2001. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we will need to obtain additional financing. Such financing may not be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate our product development programs.

Regulatory Considerations

We must obtain regulatory approval before marketing or selling our drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management’s credibility, the value of our Company, and our operating results will be adversely affected.

As part of the FDA approval process, we must conduct, at our own and one or more partners (if any) expense, preclinical studies in the laboratory and on animals, and clinical trials on humans for each drug candidate. The number of preclinical studies and clinical trials that the FDA will require will vary depending on the drug product, the disease or condition the drug is being developed to address, the results of prior studies and trials, and regulations applicable to the particular drug. Even if we obtain favorable results in preclinical studies on animals, the results in humans may be different. Results of initial clinical trials on a small number of patients may not predict results on larger clinical trials on a larger number of patients. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our products.

Typically, if a drug product, such as Aldurazyme, is intended to treat a chronic disease, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. In addition, clinical trials on humans are typically conducted in three phases. The FDA generally requires two pivotal clinical trials that demonstrate substantial evidence of safety, efficacy and appropriate dosing in a broad patient population at multiple sites to support an application for regulatory approval. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, fewer trials may be sufficient to prove safety and efficacy under the FDA’s Modernization Act of 1997.

Where appropriate, we intend to seek fast track designation from the FDA for our drug candidates. To date, Aldurazyme and rhASB have received a fast track designation. However, a fast track designation does not guarantee a faster review process or a faster approval compared to the normal FDA procedures.

In addition to the risks associated with obtaining regulatory approval for our products, we must comply with strict regulatory requirements relating to the manufacture of our drug candidates that can be costly and could delay or prevent our production efforts. Our manufacturing facilities must obtain regulatory certification prior to production and upon any material change to the production process, before and after product approval, and are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. We cannot guarantee that these facilities will pass federal or international regulatory inspection. Manufacture of our drug products must comply with the FDA’s current Good Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. We cannot guarantee that the Company, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations.

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

The United States Patent and Trademark Office recently issued a patent that includes claims related to (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, may infringe on this patent. We believe that this patent is invalid on a number of grounds. A patent making the same claims was filed in Europe and has been rejected and cannot be refiled in Europe. Our challenges to the U.S. patent may be unsuccessful, but the rejection of the European application supports our strategy to challenge the validity of the U.S. patent. Even if we are successful, challenging the patent may be expensive, require our management to devote significant time to this effort and may delay commercialization of our product in the United States.

The patent holder has granted an exclusive license for products relating to this patent to one of our competitors. If we are unable to successfully challenge the patent, we may be unable to produce Aldurazyme in the United States unless we can obtain a sub-license from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees and royalties, which could adversely affect our business and operating results.

Orphan Drug Status

As part of our business strategy, and as a further means of protecting our intellectual property, we intend to develop certain drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the United States. The company that obtains the first FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition. Similar regulations are available in the European Community with a ten-year period of market exclusivity.

Because the extent and scope of patent protection for our drug products is limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. We plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for any one of our drug products and we are unable to otherwise protect the product, our competitors may then sell the same drug to treat the same condition, following their own filing with and approval by the FDA.

We received orphan drug designation from the FDA for Aldurazyme for the treatment of MPS-I in September 1997. In February 1999, we received orphan drug designation from the FDA for rhASB for the treatment of MPS-VI. In February 2001 we received orphan drug designation from the European Community for both products. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development or regulatory review time of a drug so designated nor gives the drug any advantage in the FDA review or approval process.

Issues Relating to Our Joint Venture

We have entered into a joint venture with Genzyme Corporation to assist us in obtaining international regulatory approval for Aldurazyme as well as marketing and commercializing the product worldwide. We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase® and Cerezyme® enzymes for Gaucher disease, a rare genetic disease. Because it is our initial product, our financial results and market value are substantially dependent upon the development of Aldurazyme.

Genzyme may not devote the resources necessary to successfully gain regulatory approvals internationally and to market Aldurazyme worldwide. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement.

If the joint venture is terminated, one party, as determined by the joint venture agreement, must buy out the other party’s interest in the joint venture and will then own all rights to Aldurazyme. If Genzyme were obligated to buy out our interest in the joint venture, Genzyme would be granted, exclusively, all of the rights to Aldurazyme and any related intellectual property and regulatory approvals. We would then effectively be unable to develop and commercialize Aldurazyme. If we were obligated to buy out Genzyme’s interest in the joint venture, we would then be granted all of these rights to Aldurazyme exclusively. While we could then continue to develop Aldurazyme, that development may be slowed because we would have to divert substantial capital to buy out Genzyme’s interest in the joint venture and would have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

Termination of the joint venture where we retain the rights to Aldurazyme could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture’s operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs until such time (if any) that we were to enter into another partnership with a third party.

Complicated Manufacturing Process

Even once we have successfully developed a product and obtained regulatory approval for its sale and use, there are still several factors that could limit or prevent its commercial viability including large scale manufacturing complications, distribution and marketing, and market demand.

We have developed approximately 41,200 square feet at our Novato facilities for the manufacturing of Aldurazyme and rhASB. We expect that the manufacturing process of all of our new products, including rhASB, will require significant time and resources before we can begin to manufacture them in commercial quantity with appropriate cost.

Except for Aldurazyme,we have no experience manufacturing recombinant human enzymes in volumes that will be necessary to support commercial sales. The large scale, consistent production of several of our enzymes is complicated, expensive and unpredictable and may not yield the high quality and high purity required with acceptable quantity and costs. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we do not achieve our manufacturing cost targets, we will have greater losses in manufacturing start-up phases and lower margins and reduced profitability in commercial production. Even if we can establish the necessary capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if third-party reimbursement is substantially lower than expected.

Marketing and Pricing Issues

Our initial drug candidates target diseases with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability and the payers for the patient populations must be able to reimburse the prices of the treatments. For example, two of our initial drug products in genetic diseases, Aldurazyme and rhASB, target patients with MPS-I and MPS-VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS-VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development expenses.

The course of treatment for patients with MPS-I using Aldurazyme and MPS-VI using rhASB is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or rhASB without reimbursement from third-party payers.

Third-party payers, such as government or private health care insurers, carefully review and increasingly challenge the price charged for drugs. Reimbursement rates from private companies vary depending on the third-party payer, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Third-party payers may not be willing to pay for the costs of our drugs and the courses of treatment at reimbursement rates that will be enough to allow us to profit from sales of our drugs.

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our partner Genzyme to obtain reimbursement for Aldurazyme. We will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

We expect that in the future, reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing, which affects the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect our future revenues from sales of our drugs and may adversely affect our business and prospects.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2001.

Investment portfolio:
                                                  Carrying value
                                                 (in $ thousands)
                                                 ----------------

Cash and cash equivalents.......................... $ 19,722
Short-term investments.............................   10,044*
                                                     --------
   Total........................................... $ 29,766
                                                    ==========
* 100% in United States agency securities.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.                                       None.

Item 2.           Changes in Securities and Uses of Proceeds.

In February  2001,  we issued 25,000 shares of common stock to Fredric D. Price, our  Chief  Executive  Officer  and  Chairman  of  the  Board,  pursuant  to his employment  agreement  with us. The shares  issued were pursuant to an exemption from registration  under Section 4(2) of the Securities Act of 1933, as amended.
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

Item 4.           Submission of Matters to a Vote of Security Holders.     None.

Item 5.           Other Information.                                       None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)       The following documents are filed as part of this report

                            See Exhibit Index attached hereto.

                   (b)  Reports on Form 8-K.

                        No reports were filed on Form 8-K during the
                        three months ended March 31, 2001.

                                  EXHIBIT INDEX

Exhibit
Number         Description of Document
-------        ------------------------------
3.1            Registrant's Articles of Incorporation and Bylaws
10.1           License Agreement between BioMarin Pharmaceutical Inc. and
               W.R. Grace & Co., effective as of January 1, 2001

                                    SIGNATURE

         Pursuant to  the requirements of  the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIOMARIN PHARMACEUTICAL INC.

Dated: May 4, 2001         By:/s/ Raymond W. Anderson
------------------            --------------------------------------------
                              Raymond W. Anderson
                              Chief Financial Officer, Chief Operating
                              Officer, Secretary and V.P. Finance and
                              Administration (on behalf of registrant
                              and as principal financial officer)

