Form 10-Q
period 2001-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2001-08-14
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049,923 shares common stock, par value $0.001, outstanding as of August 1, 2001.

                          BIOMARIN PHARMACEUTICAL INC.

                                TABLE OF CONTENTS

                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

           Consolidated Balance Sheets..............................................................2
           Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2000 and 2001 and for the period
              from March 21, 1997 (inception) through June 30, 2001.................................3
           Consolidated Statements of Cash Flows....................................................4
           Notes to Consolidated Financial  Statements..............................................5

         Item 2.   Management's Discussion and Analysis.............................................9

         Item 3.   Quantitative and Qualitative Disclosure about Market Risk.......................18


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................19

         Item 2.  Changes in Securities and Uses of Proceeds.......................................19

         Item 3.  Defaults upon Senior Securities..................................................19

         Item 4.  Submission of Matters to a Vote of Security Holders..............................19

         Item 5.  Other Information................................................................19

         Item 6.  Exhibits and Reports on Form 8-K.................................................19

SIGNATURE..........................................................................................20


Item 1.  Financial Statements (Unaudited)


                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                        Consolidated Balance Sheets as of
                       December 31, 2000 and June 30, 2001
                                 (In Thousands)
                                                            December 31                June 30
                                                               2000                      2001
                                                       ----------------------   -----------------------
                                                                                     (unaudited)

Assets

Current assets:
    Cash and cash equivalents                                       $ 16,530                  $ 18,967
    Short-term investments                                            23,671                    40,918
    Accounts receivable, net                                           1,135                       727
    Due from BioMarin/Genzyme LLC                                      1,799                     1,504
    Inventories                                                          436                       480
    Prepaid expenses                                                     970                       990
                                                       ----------------------   -----------------------
      Total current assets                                            44,541                    63,586

Property, plant and equipment, net                                    20,715                    22,921
Goodwill and other intangibles, net                                    9,862                     8,868
Investment in BioMarin/Genzyme LLC                                     1,482                     1,753
Note receivable from officer                                               -                       860
Deposits                                                                 333                       333
                                                       ----------------------   -----------------------

      Total assets                                                  $ 76,933                  $ 98,321
                                                       ======================   =======================


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                 $ 4,747                   $ 3,049
    Accrued liabilities                                                2,109                     1,976
    Current portion of capital lease obligations                         -                          70
    Notes payable - short-term                                            27                        28
                                                       ----------------------   -----------------------
      Total current liabilities                                        6,883                     5,123

    Long-term portion of notes payable                                    56                        41
    Long-term portion of capital lease obligations                       -                         157
                                                       ----------------------   -----------------------
      Total liabilities                                                 6,939                     5,321
                                                       ----------------------   -----------------------

Stockholders' equity:
    Common stock, $0.001 par value:  75,000,000
      shares authorized.  36,921,966 and 42,044,764
      shares issued and outstanding December 31,
      2000 and June 30, 2001, respectively                                37                        42
    Additional paid in capital                                       153,940                   193,107
    Common stock warrants                                                  -                     5,134
    Deferred compensation                                             (1,530)                   (1,112)
    Notes from stockholders                                           (1,940)                   (1,989)
    Deficit accumulated during development stage                     (80,513)                 (102,182)
                                                       ----------------------   -----------------------
      Total stockholders' equity                                      69,994                    93,000
                                                       ----------------------   -----------------------

      Total liabilities and stockholders' equity                    $ 76,933                  $ 98,321
                                                       ======================   =======================



      The accompanying notes are an integral part of these statements.



                               BioMarin Pharmaceutical Inc. and Subsidiaries
                                     (a development-stage company)

                                 Consolidated Statements of Operations
                        For the Three-Month Periods Ended June 30, 2000 and 2001
                            (In Thousands, except per share data, Unaudited)


                                                                         Three Months Ended June 30,
                                                                   ----------------------------------------
                                                                          2000                  2001
                                                                   -------------------    -----------------
Revenues:
      Revenues - products                                                       $ 595                $ 496
      Revenues - services                                                         118                  157
      Revenues from BioMarin/Genzyme LLC                                        2,370                2,851
      Revenues - other                                                              -                  160
                                                                   -------------------    -----------------
           Total revenues                                                       3,083                3,664
                                                                   -------------------    -----------------

Operating Costs and Expenses
      Cost of products                                                            144                  219
      Cost of services                                                             20                   89
      Research and development                                                  7,917               11,715
      Selling, general and administrative                                       2,190                2,309
      Carson Street closure                                                         -                    -
                                                                   -------------------    -----------------

           Total operating costs and expenses                                  10,271               14,332
                                                                   -------------------    -----------------

Loss from operations                                                           (7,188)             (10,668)

Interest income                                                                   802                  436
Interest expense                                                                   (2)                  (1)
Loss from BioMarin/Genzyme LLC                                                   (698)              (1,736)
                                                                   -------------------    -----------------

Net loss                                                                     $ (7,086)           $ (11,969)
                                                                   ===================    =================

Net loss per share, basic and diluted                                         $ (0.20)             $ (0.30)
                                                                   ===================    =================

Weighted average common shares outstanding
      basic and diluted                                                        35,397               39,587
                                                                   ===================    =================




                     The accompanying notes are an integral part of these statements.







                                       3

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
         For the Six-Month Periods Ended June 30, 2000 and 2001 and for
           the Period from March 21, 1997 (Inception) to June 30, 2001
                (In Thousands, except per share data, Unaudited)

                                                                                                           Period from
                                                                                                          March 21, 1997
                                                                    Six Months Ended June 30,             (Inception) to
                                                              --------------------------------------
                                                                    2000                 2001             June 30, 2001
                                                              ------------------    ----------------    -------------------
Revenues:
      Revenues - products                                               $ 1,087             $ 1,188                $ 5,072
      Revenues - services                                                   168                 174                    621
      Revenues from BioMarin/Genzyme LLC                                  5,126               5,542                 21,410
      Revenues - other                                                        -                 160                    453
                                                              ------------------    ----------------    -------------------
          Total revenues                                                  6,381               7,064                 27,556
                                                              -------------------    ---------------    -------------------

Operating Costs and Expenses
      Cost of products                                                      292                 485                  1,531
      Cost of services                                                       53                  94                    339
      Research and development                                           16,580              21,699                 97,115
      Selling, general and administrative                                 4,186               4,512                 24,577
      Carson Street closure                                               4,423                   -                  4,423
                                                              ------------------    ----------------    -------------------
          Total operating costs and expenses                             25,534              26,790                127,985
                                                              -------------------    ---------------    -------------------

Loss from operations                                                    (19,153)            (19,726)              (100,429)

Interest income                                                           1,590                 904                  6,465
Interest expense                                                             (4)                 (3)                  (742)
Loss from BioMarin/Genzyme LLC                                           (1,255)             (2,844)                (7,476)
                                                              ------------------    ----------------    -------------------

Net loss                                                              $ (18,822)          $ (21,669)            $ (102,182)
                                                              ==================    ================    ===================

Net loss per share, basic and diluted                                   $ (0.53)            $ (0.57)               $ (3.84)
                                                              ==================    ================    ===================

Weighted average common shares outstanding                               35,206              38,313                 26,593
      basic and diluted                                       ==================    ================    ===================




                             The accompanying notes are an integral part of these statements.


                                       4

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Cash Flows
         For the Six-Month Periods Ended June 30, 2000 and 2001 and for
           the Period from March 21, 1997 (Inception) to June 30, 2001
                            (In Thousands, Unaudited)


                                                                                                   Period from
                                                                                                 March 21, 1997
                                                                Six Months Ended June 30,        (Inception) to
                                                             --------------------------------
                                                                  2000             2001           June 30, 2001
                                                             ---------------   --------------    ----------------

Cash flows from operating activities:
Net loss                                                          $ (18,822)       $ (21,669)         $ (102,182)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation                                                       2,186            2,444              11,178
   Amortization of deferred compensation                                639              418               3,330
   Amortization of goodwill                                             606            1,100               4,114
   Loss from BioMarin/Genzyme LLC                                     6,362            8,386              28,041
   Compensation in the form of common stock
     and common stock options                                             -                -                  18
   Write-off of in-process technology                                     -                -               2,625
   Carson Street closure                                              3,791                -               3,791
Changes in operating assets and liabilities:
   Accounts receivable, net                                            (355)             408                (726)
   Due from BioMarin/Genzyme LLC                                       (196)             295              (1,504)
   Note receivable from officer                                           -             (860)               (860)
   Inventories                                                          181              (44)                120
   Prepaid expenses                                                    (313)             (20)               (990)
   Deposits                                                            (182)               -                (333)
   Accounts payable                                                  (2,105)          (1,698)              3,049
   Accrued liabilities                                                 (155)            (133)              2,033
                                                             ---------------   --------------    ----------------
   Total adjustments                                                 10,459           10,353              53,886
                                                             ---------------   --------------    ----------------
       Net cash used in operating activities                         (8,363)         (11,316)            (48,296)
                                                             ---------------   --------------    ----------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                         (1,275)          (4,423)            (37,663)
   Investment in BioMarin/Genzyme LLC                                (6,923)          (8,657)            (29,794)
   Sale (purchase) of short-term investments                            770          (17,247)            (40,918)
   Purchase of Biochemical Research Reagent
     Division of Oxford GlycoSciences, Plc.                               -             (163)             (1,663)
                                                             ---------------   --------------    ----------------
        Net cash used in investing activities                        (7,428)         (30,490)           (110,038)
                                                             ---------------   --------------    ----------------

Cash flows from financing activities:
   Proceeds from the sale of common stock and warrants,
     net of issuance costs                                                -           43,586             142,495
   Proceeds from issuance of convertible notes payable                    -                -              25,615
   Proceeds from exercise of common stock options and warrants        3,001              513               7,155
   Repayment of note from stockholders                                    -                -                 804
   Issuance of common stock for ESPP                                      -              158                 472
   Proceeds from notes payable                                            -                -                 134
   Repayment of equipment loan                                          (14)             (14)                (66)
   Other                                                                  -                -                 692
                                                             ---------------   --------------    ----------------
Net cash provided by financing activities                            2,987           44,243             177,301
                                                             ---------------   --------------    ----------------
Net increase (decrease) in cash and cash equivalents                (12,804)           2,437              18,967
Cash and cash equivalents, beginning of period                       23,413           16,530                   -
                                                             ---------------   --------------    ----------------
Cash and cash equivalents, end of period                           $ 10,609         $ 18,967            $ 18,967
                                                             ===============   ==============    ================


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

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, the Company has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of the Companys outstanding common stock being reduced to 27.0 percent at June 30, 2001.

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

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. Under the terms of the agreement, the Company will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company, at its discretion, may grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by the Company.

In May 2001, the Company completed two private placements of the Companys securities, raising total net proceeds of approximately $42.7 million. On May 16, 2001, the Company sold 4,763,712 shares of common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at $13.10 per share. On May 17, 2001 a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction.

Through June 30, 2001, the Company had accumulated losses during its development stage of approximately $102.2 million. Based on current plans, management expects to incur further losses at least through 2002. Management believes that the Companys cash and cash equivalents and short-term investment balances at June 30, 2001 will be sufficient to meet the Companys obligations at least through 2002. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Companys Form 10-K Annual Report.


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


Short-term Investments

The Company records its investments as held-to-maturity. These investments are recorded at cost at June 30, 2001, which approximates fair market value. These securities are comprised mainly of A1/P1 rated commercial paper and Federal Agency investments, including Federal Home Loans and Federal Farm Credits.


Goodwill and Other Intangibles, net

Pursuant to the purchase agreement between Oxford GlycoSciences, Plc. (OGS) and Glyko, Inc. dated May 4, 1999, the Company paid OGS $163,000 in June 2001 representing the deferred final installment of the purchase price, based on two years of sales of OGS products and inventory. This amount was recorded as an increase to Goodwill and Other Intangibles in the accompanying consolidated balance sheets.


Investment in BioMarin/Genzyme LLC and Related Revenue

Under the terms of the Companys joint venture agreement with Genzyme, the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties.

The Company accounts for its investment in the joint venture using the equity method. The percentage of the research and development costs incurred by the Company and billed to the joint venture that was funded by the Company was recorded as a credit to the Companys equity in the loss of the joint venture.


Note Receivable from Officer

Pursuant to an employment agreement with an officer of the Company, the Company loaned the officer $860,000 to purchase a local residential property and issued a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement) and bears interest at the Federal mid-term rate.


Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following (in thousands):





                                      December 31,              June 30,                 Estimated
                                         2000                     2001                  Useful Lives
                                   ------------------      -----------------     -------------------------
Computer hardware and software     $            678        $            869             3 years
Office furniture and equipment                1,056                   1,337             5 years
Manufacturing/laboratory equipment            9,323                  10,828             5 years
Leasehold improvements                       16,685                  19,346         Shorter of life of
                                                                                    asset or lease term
Construction in progress                      1,048                   1,060
                                   ------------------      -----------------
                                             28,790                  33,440
                                   ------------------      -----------------

Less:  Accumulated depreciation              (8,075)                (10,519)
                                   ==================     ==================

               Total, net          $         20,715        $         22,921
                                   ==================     ==================

Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the BioMarin/Genzyme LLC joint venture including clinical manufacturing, clinical operations and regulatory, and internal research and development costs. All research and development expenses discussed above are expensed as incurred.


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


4.    NEW ACCOUNTING PRONOUNCEMENTS:

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141. Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Management is currently assessing the impact of the new standards. Amortization of goodwill which will cease upon adoption of this standard totaled $0.5 million and $1 million for the three- and six-month periods ended June 30, 2001 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           FORWARD-LOOKING STATEMENTS


          The  following  "Management's  Discussion  and  Analysis of  Financial
          Condition and Results of Operations" contains "forward-looking statements" as defined under securities laws. These statements can often be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may be found in the "Factors that May Affect Future Results," and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Factors that May Affect Future Results," as well as those discussed elsewhere in this document.

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



Overview

We develop enzyme therapies for debilitating, life-threatening, chronic genetic diseases and other diseases or conditions. Since our inception on March 21, 1997, we have been engaged in research and development activities, including preclinical studies, clinical trials, clinical manufacturing, and the establishment of laboratory and manufacturing facilities, and administrative activities.

We have incurred net losses since inception and had an accumulated deficit through June 30, 2001 of $102.2 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses at least through 2002.

To date, we have not generated revenues from the sale of our drug candidates. Our lead product is Aldurazyme, laronidase for injection, (recombinant human (alpha)-L-iduronidase), which is undergoing clinical trials for use in enzyme replacement therapy for Mucopolysaccharidosis-I or MPS I. We have initiated a clinical trial of rhASB (recombinant human N-acetylgalactosamine-4 sulfatase), for use in enzyme replacement therapy for the treatment of MPS VI or Maroteaux-Lamy Syndrome. We have also successfully conducted preclinical studies in pigs and mice of our burn debridement (cleaning) enzyme, Vibriolysin Topical, for use in wound debridement in preparation for skin grafting. In June 2001, we submitted a Clinical Trial Exemption application to the Medicines Control Agency in the United Kingdom and we expect to begin a clinical trial in the second half of 2001.


In January 2001, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in us. Under the terms of the agreement, we will have the option to request Acqua Wellington to invest through sales of our registered common stock at a small discount to market price. The maximum amount that we may request to be invested in any one month is dependent upon the market price of our stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition, we may, at our discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by us.

In May 2001, we completed two private placements of its securities, raising total net proceeds of approximately $42.7 million. On May 16, 2001, we sold 4,763,712 shares of our common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of our common stock at an exercise price of $13.10 per share. On May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of our common stock and received warrants to purchase 15,873 shares of our common stock on the same price and terms as the May 16, 2001 transaction.

Results of Operations

The Quarters Ended June 30, 2001 and 2000

Revenues for the second quarter of 2001 totaled $3.7 million compared to revenues of $3.1 million in the second quarter of 2000. Second quarter 2001 revenues included $2.9 million for services provided to the joint venture for Aldurazyme compared to $2.4 million in the same period in 2000. The increase was primarily the result of clinical testing expenses relating to the Phase III clinical trial of Aldurazyme and increased regulatory expenses. Second quarter 2001 revenues also included $653,000 generated by Glyko, Inc. compared to $713,000 for the second quarter of 2000. The decrease in product revenues was primarily due to reduced enzyme sales.

Cost of products and cost of services related to Glyko, Inc. operations were $308,000 in the second quarter of 2001 and were $164,000 in the comparable period of 2000. Glykos total external product and service costs as a percent of the sales of products and services were 47% in the second quarter of 2001 and 23% in the second quarter of 2000. The change was due primarily to an increase in labor content in the cost of sales in 2001.

Research and development expenses for the second quarter of 2001 increased by $3.8 million to $11.7 million from $7.9 million in the second quarter of 2000. Increased expenses in support of our Aldurazyme, rhASB and Vibriolysin Topical programs were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased to $2.3 million in the second quarter of 2001 from $2.2 million in the second quarter 2000. This increase was primarily due to the acceleration of the amortization of goodwill resulting from the purchase of Glyko, Inc. The estimated life of the goodwill was decreased from ten years to seven years in the third quarter of 2000.

The Companys equity in the loss of its joint venture with Genzyme was $1.7 million for the second quarter 2001 compared to $0.7 million for the same period of 2000 as the joint venture continued its original clinical trial and began its Phase III clinical trial of Aldurazyme late in 2000.

Interest income was $436,000 for the second quarter of 2001 compared to $802,000 for the same period of 2000. The decrease was primarily due to decreased interest rates and the reduction of cash, cash equivalents and short-term investment balances available for investment prior to the private placement in May 2001.

Net loss was $12.0 million ($0.30 per share, basic and diluted) in the second quarter of 2001 compared to a net loss of $7.1 million ($0.20 per share, basic and diluted) in the comparable period of 2000.


Six Months Ended June 30, 2001 and 2000

Revenues for the first half of 2001 totaled $7.1 million compared to revenues of $6.3 million in the first half of 2000. First half of 2001 revenues included $5.5 million for services provided to the joint venture for Aldurazyme compared to $5.1 million in the same period in 2000. The increase was due to increased services provided to the Aldurazyme joint venture. First half of 2001 revenues also included $1.4 million generated by Glyko, Inc. compared to $1.3 million for the first half of 2000 primarily as a result of increased sales in both the United States and European sales offices.

Cost of products and cost of services related to Glyko, Inc. operations were $579,000 in the first half of 2001 and were $345,000 in the comparable period of 2000. Glykos total external product and service costs as a percent of the sales of products and services were 43% in the first half of 2001 and 27% in the first half of 2000. The change was due to the same reasons as discussed in the quarterly results above.

Research and development expenses for the first half of 2001 increased by $5.1 million to $21.7 million from $16.6 million in the first half of 2000. Increased expenses were due to the same reasons as discussed in the quarterly results above.

Selling, general and administrative expenses increased to $4.5 million in the first half of 2001 from $4.2 million in the first half of 2000. This increase was due to the same reasons as discussed in the above quarterly results above.

In the first half of 2000, the Company recorded a provision of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The provision primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

The Companys equity in the loss of its joint venture with Genzyme was $2.8 million for the first half of 2001 compared to $1.3 million for the same period of 2000. The increase was due to the same reasons as discussed in the quarterly results above.

Interest income was $0.9 million for the first half of 2001 compared to $1.6 million for the same period of 2000. The decrease was due to the same reasons as discussed in the quarterly results above.

Net loss was $21.7 million ($0.57 per share, basic and diluted) in the first half of 2001 compared to a net loss of $18.8 million ($0.53 per share, basic and diluted) in the comparable period of 2000.


Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $177.3 million. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment by Genzyme as part of our joint venture with them, an initial public offering including the underwriter's over-allotment exercise, an investment in our common stock by Genzyme concurrent with the initial public offering, the sale of common stock under our facility with Acqua Wellington, and sales from stock option and warrant exercises and the Employee Stock Purchase Plan.

Our combined cash, cash equivalents and short-term investments totaled $59.9 million at June 30, 2001, an increase of $19.7 million for the first half of 2001. The primary uses of cash during the six months ended June 30, 2001 were to finance operations, fund the joint venture and purchase equipment and leasehold improvements. The primary source of cash during this period was the sale of $46 million of common stock in private placements, the sale of $1.0 million of common stock to Acqua Wellington, the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Option Plan and sales of common stock under our Employee Stock Purchase Plan. For the six months ended June 30, 2001, operations used $11.3 million, we invested $8.7 million in the joint venture (which was consumed in joint venture operations), we purchased $4.4 million of equipment and leasehold improvements, we paid our final installment of $163,000 to Oxford GlycoSciences, Plc. for the 1999 purchase of its biochemical reagent business, we raised net proceeds of approximately $42.7 million from our private placement, we received $0.8 million (net of issuance costs) from the sale of common stock to Acqua Wellington, $513,000 from the exercise of stock options and $158,000 from the sale of common stock pursuant to the Employee Stock Purchase Plan.

From our inception through June 30, 2001, we have purchased approximately $37.7 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity for both commercial and clinical requirements.

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

As of June 30, 2001, we had expended to date approximately $1.2 million on the analytic projects and $1.3 million on the diagnostic projects. All acquired in-process research and development of analytic projects have either been completed or terminated as of June 30, 2001. In order to replace those analytic projects terminated, new analytic projects have been initiated. We expect to spend approximately $200,000 to complete the diagnostic projects in phases within the next 3 months. None of the diagnostic projects have been terminated to date.

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

In January 2001, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in us. Under the terms of the agreement, we will have the option to request Acqua Wellington to invest through sales of our registered common stock at a small discount to market price. The maximum amount that we may request to be invested in any one month is dependent upon the market price of our stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition, we may, at our discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. In the initial transaction under this agreement on February 2, 2001, Acqua Wellington purchased 101,523 shares for $1 million ($848,000 net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by us.

In May 2001, we completed two private placements of its securities, raising total net proceeds of approximately $42.7 million. On May 16, 2001, we sold 4,763,712 shares of our common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of our common stock at an exercise price of $13.10 per share. On May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of our common stock and received warrants to purchase 15,873 shares of our common stock on the same price and terms as the May 16, 2001 transaction.

The net proceeds from any sales of our common stock in private placements and sales of our common stock to Acqua Wellington will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with our lead clinical programs including Aldurazyme for MPS-I, rhASB for MPS VI and our program for Vibriolysin Topical, which is being studied for the debridement (cleaning) of severe burns. In addition, net proceeds may also be used for the research and development of other pipeline products, building of the Companys supporting infrastructure, and other general corporate purposes.

We expect our current funds to last at least through the end of 2002. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

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


New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Management is currently assessing the impact of the new standards. Amortization of goodwill which will cease upon adoption of this standard totaled $0.5 million and $1.0 million for the three- and six-month periods ended June 30, 2001, respectively.


FACTORS THAT MAY AFFECT FUTURE RESULTS

          An investment in our common stock involves a high degree of risk. We operate in a dynamic and rapidly changing industry involving numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. For a more complete discussion of the factors that we currently consider to pose a material risk to our business, please see the section entitled "Factors That May Effect Future Results" in our Annual Report on Form 10-K.


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


Capital Resources

Developing and bringing our carbohydrate enzyme therapy products to market is a particularly time consuming and capital intensive process which requires substantial expenditures. We believe that the cash, cash equivalents, and short-term investment securities balances at June 30, 2001 will be sufficient to meet our operating and capital requirements at least through the end of 2002. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need to or choose to obtain additional financing during that time. Such financing may not be available when needed. If we fail to raise additional financing as we need it, we will have to delay or terminate our product development programs.


Regulatory Considerations

We must obtain regulatory approval before marketing or selling our drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our managements credibility, the value of our Company, and our operating results will be adversely affected.

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

In addition to the risks associated with obtaining regulatory approval for our products, we must comply with strict regulatory requirements relating to the manufacture of our drug candidates that can be costly and could delay or prevent our production efforts. Our manufacturing facilities must obtain regulatory certification prior to production and upon any material change to the production process, before and after product approval, and are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. We cannot guarantee that these facilities will pass federal or international regulatory inspection. Manufacture of our drug products must comply with the FDAs current Good Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. We cannot guarantee that the Company, or any potential third-party manufacturer of our drug products, will be able to comply with cGMP regulations.

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

The United States Patent and Trademark Office recently issued two patents that include claims related to (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, may infringe on these patents. We believe that these patents are invalid on a number of grounds. Patents making the same claims were filed in Europe and have been rejected and cannot be refiled in Europe. Our challenges to the U.S. patents may be unsuccessful, but the rejection of the European applications support our strategy to challenge the validity of the U.S. patents. Even if we are successful, challenging the patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of our product in the United States.

The patent holders have granted exclusive licenses for products relating to these patents to one of our competitors. If we are unable to successfully challenge these patents, we may be unable to produce Aldurazyme in the United States unless we can obtain a sub-license from the current licensee. The current licensee is not required to grant us licenses and even if licenses are available, we may have to pay substantial license fees and royalties, which could adversely affect our business and operating results.


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

We received orphan drug designation from the FDA for Aldurazyme for the treatment of MPS-I in September 1997. In February 1999, we received orphan drug designation from the FDA for rhASB for the treatment of MPS VI. In February 2001 we received orphan drug designation from the European Community for both products. Even though we have obtained orphan drug designation for these drugs and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development or regulatory review time of a drug so designated nor gives the drug any advantage in the FDA review or approval process.


Issues Relating to Our Joint Venture

We have entered into a joint venture with Genzyme Corporation to assist us in obtaining international regulatory approval for Aldurazyme as well as marketing and commercializing the product worldwide. We are relying on Genzyme to apply the expertise it has developed through the launch and sale of Ceredase(tm) and Cerezyme(tm) enzymes for Gaucher disease, a rare genetic disease. Because it is our initial product, our financial results and market value are substantially dependent upon the development of Aldurazyme.

Genzyme may not devote the resources necessary to successfully gain regulatory approvals internationally and to market Aldurazyme worldwide. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement.

If the joint venture is terminated, one party, as determined by the joint venture agreement, must buy out the other partys interest in the joint venture and will then own all rights to Aldurazyme. If Genzyme were obligated to buy out our interest in the joint venture, Genzyme would be granted, exclusively, all of the rights to Aldurazyme and any related intellectual property and regulatory approvals. We would then effectively be unable to develop and commercialize Aldurazyme. If we were obligated to buy out Genzymes interest in the joint venture, we would then be granted all of these rights to Aldurazyme exclusively. While we could then continue to develop Aldurazyme, that development may be slowed because we would have to divert substantial capital to buy out Genzyme's interest in the joint venture and would have to search for a new partner to commercialize the product and to obtain foreign regulatory approvals or to develop these capabilities ourselves.

Termination of the joint venture where we retain the rights to Aldurazyme could cause us significant delays in product launch in the United States, difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture's operating expenses, the termination of the joint venture would double our financial burden related to the program and reduce the funds available to us for other product programs.


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

Except for Aldurazyme, we have no experience manufacturing recombinant human enzymes in volumes that will be necessary to support commercial sales. The large scale, consistent production of our enzymes is complicated, expensive and unpredictable and may not yield the high quality and high purity required with acceptable quantity and costs. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

If we do not achieve our manufacturing cost targets, we will have greater losses in manufacturing start-up phases and lower margins and reduced profitability in commercial production. Even if we can establish the necessary capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if third-party reimbursement is substantially lower than expected.


Marketing and Pricing Issues

Our initial drug candidates target diseases with small patient populations. As a result, our prices must be high enough to recover our development costs and achieve profitability and the patient populations must be able to afford the prices of the treatments through insurance or otherwise. For example, two of our initial drug products in genetic diseases, Aldurazyme and rhASB, target patients with MPS-I and MPS VI, respectively. We estimate that there are approximately 3,400 patients with MPS-I and 1,100 patients with MPS VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burns, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development expenses.

The course of treatment for patients with MPS-I using Aldurazyme and MPS VI using rhASB is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or rhASB without reimbursement from third-party payers.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.


The Companys exposure to market risk for changes in interest rates relates primarily to the Companys investment portfolio. The Company places its investments with high credit issuers and by policy limits the amount of credit exposure to any one issuer. As stated in its policy, the Company seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value for the Companys investment portfolio. The carrying value approximates fair value at June 30, 2001.


Investment portfolio:
                                                  Carrying value
                                                 (in $ thousands)

Cash and cash equivalents.............................. $ 18,967*
Short-term investments.................................   40,918**
                                                        --------
   Total............................................... $ 59,885
                                                        ========

*  32% invested in A1/P1 rated commercial paper for less than 90-days.
** 83% invested in A1/P1 rated commercial paper and 17% in United States agency securities.

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.                               None.


Item 2.         Changes in Securities and Uses of Proceeds.

In May 2001, we completed two related private placements of an aggregate of 4,869,533 shares of our common stock and warrants for the purchase of 752,427 shares our common stock to a select group of institutional investors, each of whom certified that they are "accredited investors" as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. In exchange for the issuance of these securities, we received total gross consideration of $46.0 million. All of the warrants are for a term of three years and, with the exception of warrants for the purchase of 22,000 shares, which have an exercise price of $9.45 per share, all the warrants have an exercise price of $13.10 per share. The shares were issued pursuant to an exemption from registration as provided by Rule 506 of Regulation D under the Securities Act. The shares are appropriately legended to indicate that the shares may not be resold unless registered under the Securities Act or an exemption from registration is available for such sale.


Item 3.         Defaults upon Senior Securities.                 None.


Item 4.         Submission of Matters to a Vote of Security Holders.

At our Annual Meeting, held on May 24, 2001, our stockholders took the following actions:

                (a) The following directors were elected to serve until the next
                    Annual Meeting:


                     Director Elected                   Vote For        Withheld

                     Fredric D. Price                 23,165,580         136,184
                     Grant W. Denison, Jr.            22,454,826         846,918
                     Ansbert S. Gadicke, M.D., Ph.D.  23,295,392           6,352
                     Erich Sager                      23,268,892          32,852
                     Gwynn R. Williams                23,269,292          32,452

                (b) Arthur  Andersen LLP was appointed as our auditors,  by a vote of 23,270,222 shares in favor, 27,800 shares against and 3,722 shares withheld.


Item 5.         Other Information.                             None.


Item 6.         Exhibits and Reports on Form 8-K.

                (a) The following documents are filed as part of this report

                        None.


                (b)  Reports on Form 8-K.

                    On May 18, 2001, we filed a Current Report on Form 8-K regarding the sale of 4,869,533 shares of our common stock at $9.45 per share and the issuance of warrants to purchase 730,427 shares of our common stock at an exercise price of $13.10 for a three year term in a private placement. We also disclosed the issuance of a warrant to purchase 22,000 shares of our common stock at an exercise price of $9.45 per share to one of our financial advisors for services related to the placement.

                    On June 25, 2001, we filed a Current Report on Form 8-K regarding our filing of a Clinical Trial Exemption application with the Medicines Control Agency in the United Kingdom for permission to conduct a human clinical trial of Vibriolysin Topical in patients with serious burns.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BIOMARIN PHARMACEUTICAL INC.


Dated: August 13, 2001        By:
----------------------           --------------------------------------------
                                   Raymond W. Anderson
                                   Chief Financial Officer, Chief Operating
                                   Officer, Secretary and V.P. Finance and
                                   Administration (on behalf of registrant
                                   and as principal financial officer)