Form 10-Q
period 2001-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2001-11-09
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the quarterly period ended September 30, 2001

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,216,795 shares common stock, par value $0.001, outstanding as of October 31, 2001.

                          BIOMARIN PHARMACEUTICAL INC.

                                TABLE OF CONTENTS

                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

           Consolidated Balance Sheets..............................................................2
           Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2000 and 2001 and for the period from March 21, 1997 (inception) through September 30, 2001.........................3
           Consolidated Statements of Cash Flows....................................................5
           Notes to Consolidated Financial  Statements..............................................6

         Item 2.   Management's Discussion and Analysis............................................10

         Item 3.   Quantitative and Qualitative Disclosure about Market Risk.......................26


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................27

         Item 2.  Changes in Securities and Uses of Proceeds.......................................27

         Item 3.  Defaults upon Senior Securities..................................................27

         Item 4.  Submission of Matters to a Vote of Security Holders..............................27

         Item 5.  Other Information................................................................27

         Item 6.  Exhibits and Reports on Form 8-K.................................................27

SIGNATURE..........................................................................................28

                              BioMarin Pharmaceutical Inc. and Subsidiaries
                                      (a development-stage company)

                                    Consolidated Balance Sheets as of
                                December 31, 2000 and September 30, 2001
                                              (In Thousands)

                                                             December 31              September 30
                                                                2000                      2001
                                                         ------------------         ------------------
                                                                                      (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                  $     16,530              $      7,230
 Short-term investments                                           23,671                    36,675
 Accounts receivable, net                                          1,135                       996
 Due from BioMarin/Genzyme LLC                                     1,799                     3,855
 Inventories                                                         436                       525
 Prepaid expenses                                                    970                     1,361

                                                         ------------------         ------------------
  Total current assets                                            44,541                    50,642

Property, plant and equipment, net                                20,715                    27,996
Goodwill and other intangibles, net                                9,862                     8,314
Investment in BioMarin/Genzyme LLC                                 1,482                     2,164
Note receivable from officer                                         -                         878
Deposits                                                             333                       408
                                                         ------------------         ------------------
  Total assets                                              $     76,933              $     90,402
                                                         ==================         ==================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                           $      4,747              $      3,923
 Accrued liabilities                                               2,109                     2,072
 Current portion of capital lease obligations                        -                          65
 Notes payable - short-term                                           27                        30
                                                          ------------------         ------------------
  Total current liabilities                                        6,883                     6,090

 Long-term portion of notes payable                                   56                        32
 Long-term portion of capital lease obligations                      -                         114
                                                         ------------------         ------------------
  Total liabilities                                                6,939                     6,236
                                                         ------------------         ------------------

Stockholders' equity:
 Common stock, $0.001 par value:  75,000,000
   shares authorized.  36,921,966 and 42,253,611
   shares issued and outstanding December 31,
   2000 and September 30, 2001, respectively                          37                        42
 Additional paid in capital                                      153,940                   195,104
 Common stock warrants                                               -                       5,134
   Deferred compensation                                          (1,530)                     (903)
   Notes from stockholders                                        (1,940)                   (2,014)
 Deficit accumulated during development stage                    (80,513)                 (113,197)
                                                         ------------------         ------------------
  Total stockholders' equity                                      69,994                    84,166
                                                         ------------------         ------------------
  Total liabilities and stockholders' equity                $     76,933              $     90,402
                                                         ==================         ==================



                The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
          For the Three-Month Periods Ended September 30, 2000 and 2001
                (In Thousands, except per share data, Unaudited)

                                                               Three Months Ended September 30,
                                                      ----------------------------------------------------
                                                                2000                      2001
                                                      ----------------------------------------------------
Revenues:
 Revenues - products                                   $                662      $                572
 Revenues - services                                                      9                        71
 Revenues from BioMarin/Genzyme LLC                                   2,136                     3,079
 Revenues - other                                                       -                          22
                                                      ----------------------------------------------------
  Total revenues                                                      2,807                     3,744
                                                      ----------------------------------------------------

Operating Costs and Expenses:
 Cost of products                                                        188                       234
 Cost of services                                                          6                        47
 Research and development                                              8,529                   10,143
 Selling, general and administrative                                   2,331                     2,993
 Carson Street closure                                                   -                         -
                                                      ----------------------------------------------------
  Total operating costs and expenses                                  11,054                    13,417
                                                      ----------------------------------------------------

Loss from operations                                                  (8,247)                   (9,673)

Interest income                                                          691                       530
Interest expense                                                          (2)                       (8)
Loss from BioMarin/Genzyme LLC                                          (590)                   (1,864)
                                                      ----------------------------------------------------

Net loss                                               $              (8,148)      $           (11,015)
                                                      ====================================================

Net loss per share, basic and diluted                  $               (0.23)      $             (0.26)
                                                      ====================================================

Weighted average common shares outstanding,
 basic and diluted                                                     36,064                   42,136
                                                      ====================================================



                    The accompanying notes are an integral part of these statements.

                               BioMarin Pharmaceutical Inc. and Subsidiaries
                                       (a development-stage company)

                                    Consolidated Statements of Operations
                                For the Nine-Month Periods Ended September 30,
                                 2000 and 2001 and for the Period from March
                                 21, 1997 (Inception) to September 30, 2001
                              (In Thousands, except per share data, Unaudited)

                                                                                                                  Period from
                                                                                                                March 21, 1997
                                                              Nine Months Ended September 30,                   (Inception) to
                                                     ---------------------------------------------------
                                                               2000                     2001                  September 30, 2001
                                                     -------------------------------------------------------------------------------
Revenues:
 Revenues - products                                  $             1,749      $             1,760      $                 5,644
 Revenues - services                                                  177                      245                          692
 Revenues from BioMarin/Genzyme LLC                                 7,262                    8,621                       24,489
 Revenues - other                                                     -                        182                          475
                                                     -------------------------------------------------------------------------------
  Total revenues                                                     9,188                  10,808                       31,300
                                                     -------------------------------------------------------------------------------

Operating Costs and Expenses:
 Cost of products                                                     480                     719                         1,765
 Cost of services                                                      59                     141                           386
 Research and development                                          25,109                   31,842                      107,258
 Selling, general and administrative                                6,517                    7,505                       27,570
 Carson Street closure                                              4,423                      -                          4,423
                                                     -------------------------------------------------------------------------------
  Total operating costs and expenses                               36,588                   40,207                      141,402
                                                     -------------------------------------------------------------------------------

Loss from operations                                              (27,400)                 (29,399)                    (110,102)

Interest income                                                     2,281                    1,434                        6,995
Interest expense                                                       (6)                     (11)                        (750)
Loss from BioMarin/Genzyme LLC                                     (1,845)                  (4,708)                      (9,340)
                                                     -------------------------------------------------------------------------------

Net loss                                              $           (26,970)     $           (32,684)     $              (113,197)
                                                     ===============================================================================
Net loss per share, basic and diluted                 $             (0.76)     $             (0.83)     $                 (4.12)
                                                     ===============================================================================

Weighted average common shares outstanding,
   basic and diluted                                               35,493                   39,601                       27,458
                                                     ===============================================================================



                                   The accompanying notes are an integral part of these statements.



                          BioMarin Pharmaceutical Inc. and Subsidiaries
                                  (a development-stage company)

                                 Consolidated Statements of Cash
                             Flows For the Nine-Month Periods Ended
                               September 30, 2000 and 2001 and for
                the Period from March 21, 1997 (Inception) to September 30, 2001
                                    (In Thousands, Unaudited)

                                                                                                                  Period from
                                                                                                                 March 21, 1997
                                                                       Nine Months Ended September 30,           (Inception) to
                                                                  ------------------------------------------
                                                                          2000                 2001            September 30, 2001
                                                                  ------------------------------------------------------------------

Cash flows from operating activities:
                                                                   $     (26,970)      $      (32,684)          $     (113,197)
Net loss                                                          ------------------------------------------------------------------

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                         3,234                3,827                   12,561
      Amortization of deferred compensation                                  986                  627                    3,539
      Amortization of goodwill, net                                        1,118                1,711                    4,725
      Loss from BioMarin/Genzyme LLC                                       9,947               13,328                   32,983
      Compensation in the form of common stock
        and common stock options                                             -                    -                         18
      Write-off of in-process technology                                     -                    -                      2,625
      Carson Street closure                                                3,791                  -                      3,791

Changes in operating assets and liabilities:
      Accounts receivable, net                                              (285)                 139                     (995)
      Due from BioMarin/Genzyme LLC                                         (208)              (2,056)                  (3,855)
      Inventories                                                            230                  (89)                      74
      Prepaid expenses                                                      (209)                (391)                  (1,360)
      Note receivable from officer                                           -                   (878)                    (878)
      Deposits                                                              (182)                 (75)                    (408)
      Accounts payable                                                    (1,303)                (824)                   3,922
      Accrued liabilities                                                   (176)                 (37)                   2,072
                                                                  ------------------------------------------------------------------
      Total adjustments                                                   16,943               15,282                   58,814
                                                                  ------------------------------------------------------------------
          Net cash used in operating activities                          (10,027)             (17,402)                 (54,383)
                                                                  ------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                           (1,962)             (10,901)                 (44,140)
      Investment in BioMarin/Genzyme LLC                                 (10,727)             (14,010)                 (35,147)
      Sale (purchase) of short-term investments                            8,165              (13,004)                 (36,675)
      Purchase of Biochemical Research Reagent
        Division of Oxford GlycoSciences, Plc.                               -                   (163)                  (1,663)
                                                                  ------------------------------------------------------------------
           Net cash used in investing activities                          (4,524)             (38,078)                (117,625)
                                                                  ------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from the sale of common stock and warrants,
        net of issuance costs                                                842               45,446                  144,372
      Proceeds from issuance of convertible notes payable                    -                    -                     25,615
      Accrued interest on notes receivable from stockholders                  68                  -                        -
      Proceeds from exercise of common stock options
        and warrants                                                       6,347                  625                    7,250
      Repayment of notes from stockholders                                   -                    -                        804
      Issuance of common stock for ESPP                                      -                    158                      472
      Proceeds from notes payable                                            -                    -                        134
      Repayment of equipment loan                                            (21)                 (21)                     (73)
      Repayment of capital lease obligations                                 -                    (28)                     (28)
      Other                                                                  -                    -                        692
                                                                  ------------------------------------------------------------------
          Net cash provided by financing activities                        7,236               46,180                  179,238
                                                                  ------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
                                                                          (7,315)              (9,300)                   7,230

Cash and cash equivalents, beginning of period                            23,413               16,530                      -
                                                                  ------------------------------------------------------------------
Cash and cash equivalents, end of period
   of these statements                                             $      16,098       $        7,230            $       7,230
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

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, the Company has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of the Company's outstanding common stock being reduced to 26.9 percent at September 30, 2001.

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

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. In August 2001, this agreement was terminated and a new agreement was signed in order to comply with recent guidance from the Securities and Exchange Commission (SEC). The new agreement allows for the purchase of up to 2,500,000 shares (a reduction of 1,500,000 shares from the original agreement). Under the terms of the new agreement, the Company will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. Through September 30, 2001, Acqua Wellington purchased 282,518 shares for $3 million ($2.8 million net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by the Company.

In May 2001, the Company completed two private placements of the Company's securities, raising total net proceeds of approximately $42.5 million. On May 16, 2001, the Company sold 4,763,712 shares of common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share. On May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction.

Through September 30, 2001, the Company had accumulated losses during its development stage of approximately $113.2 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's cash and cash equivalents and short-term investment balances at September 30, 2001 will be sufficient to meet the Company's obligations for the next twelve months. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

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

Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K Annual Report.


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

Short-term Investments

The Company records its investments as held-to-maturity. These investments are recorded at cost at September 30, 2001, which approximates fair market value. These securities are comprised mainly of A1/P1 rated commercial paper and Federal Agency investments, including Federal Home Loans and Federal Farm Credits.


Goodwill and Other Intangibles, net

Pursuant to the purchase agreement between Oxford GlycoSciences, Plc. (OGS) and Glyko, Inc. dated May 4, 1999, the Company paid to OGS in June 2001 the deferred final installment of $163,000 of the purchase price. The final installment was based on two years of sales of OGS products and inventory. This amount was recorded as an increase to Goodwill and Other Intangibles in the accompanying consolidated balance sheets.

Investment in BioMarin/Genzyme LLC and Related Revenue

Under the terms of the Company's joint venture agreement with Genzyme, the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, administrative, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties.

The Company accounts for its investment in the joint venture using the equity method. The Company recognizes 50% of amounts billed to the joint venture as revenue in accordance with its policy to recognize revenue for these billings to the extent that payments for the billings were funded by Genzyme. The 50% of amounts billed to the joint venture that was funded by the Company was recorded as an offset to the Company's equity in the loss of the joint venture.


Note Receivable from Officer

Pursuant to an employment agreement with an officer of the Company, the Company loaned the officer $860,000 to purchase a local residential property and received a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement) and bears interest at the Federal mid-term rate.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property, plant and equipment consisted of the following (in thousands):

                                               December 31,           September 30,            Estimated
                                                  2000                   2001                 Useful Lives
                                            ==================     ==================  ========================
Computer hardware and software                   $      678            $     1,140              3 years
Office furniture and equipment                        1,056                  1,424              5 years
Manufacturing/laboratory equipment                    9,323                 11,369              5 years
Leasehold improvements                               16,685                 24,994         Shorter of life of
                                                                                          asset or lease term

Construction in progress                              1,048                  1,060
                                             ------------------     ------------------

                                                     28,790                 39,987
Less:  Accumulated depreciation                      (8,075)               (11,991)
                                             ------------------     ------------------

                Total, net                       $   20,715            $    27,996
                                             ==================     ==================

Stockholders' Equity

The notes from stockholders included in stockholders' equity include notes from stockholders, which were due in March 2001. The notes are anticipated to be paid within the next six months. The Company does not believe there will be any problems collecting on the notes.

Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development performed in connection with the BioMarin/Genzyme LLC joint venture (including clinical manufacturing, clinical operations, regulatory activities), and internal research and development activities. All research and development expenses, including those discussed, above are expensed as incurred.

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

3.    CARSON STREET CLOSURE:
      ---------------------

During the first quarter of 2000, the Company decided to close its Carson Street clinical manufacturing facility. In connection with this decision the Company recorded a charge of approximately $4.4 million. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

4.    NEW ACCOUNTING PRONOUNCEMENTS:
      ------------------------------

SFAS 141 and 142:

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Management is currently assessing the impact of the new standards. Amortization of goodwill which will cease upon adoption of this standard totaled $0.5 million and $1.7 million for the three- and nine-month periods ended September 30, 2001, respectively.

SFAS 143:

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

SFAS 144:

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

5.    SUBSEQUENT EVENTS:
      ------------------

On October 31, 2001, the Company purchased from IBEX Technologies Inc. (TSE:
IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including NeutralaseTM and Phenylase) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 per share (814,647 shares). The purchase also includes up to approximately $9.5 million in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs within five years. The transaction will be accounted for using the purchase method of accounting and will be reflected in the fourth quarter 2001 consolidated financial statements. It is estimated that a substantial portion of the purchase price will be allocated to in-process research and development, which, under GAAP, will be immediately expensed by the Company.

 During October 2001, the Company sold to Acqua Wellington, utilizing our equity line facility, 1,061,676 shares of our common stock for $10.4 million (net of $105,000 of issuance costs).

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

We have incurred net losses since inception and had an accumulated deficit through September 30, 2001 of $113.2 million. Our losses have resulted primarily from research and development activities and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future.

To date, we have not generated revenues from the sale of our drug products. Our lead drug product is AldurazymeTM, laronidase for injection, (recombinant human (alpha)-L-iduronidase), which has recently completed a Phase III clinical trial for use in enzyme replacement therapy for Mucopolysaccharidosis I or MPS I. In the Phase III clinical trial, patients were evaluated at defined intervals to assess progress in meeting two primary endpoints. The preliminary data analysis showed a statistically significant increase in pulmonary capacity (p=0.028), and demonstrated a positive trend in endurance as measured by a six-minute walk test (p=0.066). Based on the strength of the trial's results, our joint venture partner, Genzyme, and we plan to meet with U.S., Canadian and European regulatory authorities to discuss applications to market Aldurazyme. We have completed a Phase I clinical trial of rhASB (recombinant human N-acetylgalactosamine-4 sulfatase), for use in enzyme replacement therapy for the treatment of MPS VI or Maroteaux-Lamy Syndrome. Based on data from this previous trial, we plan to initiate a Phase II trial of rhASB early in 2002. We also are developing Vibriolysin Topical, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. We initiated a Phase I clinical trial of this product in the United Kingdom in the fourth quarter of 2001, and we expect to begin a Phase II-B clinical trial in either the United States or the United Kingdom following the completion of this Phase I trial. On October 31, 2001, we completed the acquisition of the pharmaceutical assets of IBEX Technologies Inc. and its subsidiaries. These assets include the development programs related to IBEX's two lead product candidates, NeutralaseTM and Phenylase. We are developing NeutralaseTM for reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery and angioplasty. Heparin is a carbohydrate drug commonly used to prevent coagulation, or blood clotting, during certain types of major surgery. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and aiding patient recovery following CABG surgery and angioplasty. We expect to initiate a Phase III clinical trial of Neutralase for use in coronary artery bypass graft surgery in 2002. Phenylase is an orally active enzyme with the potential to treat phenylketonuria (PKU), a genetic disease in which the body cannot properly metabolize the amino acid, phenylalanine. Phenylase is currently in a preclinical development stage.

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. In August 2001, this agreement was terminated and a new agreement was signed in order to comply with recent guidance from the Securities and Exchange Commission (SEC). The new agreement allows for the purchase of up to 2,500,000 shares (a reduction of 1,500,000 shares from the original agreement). Under the terms of the new agreement, the Company will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. Through September 30, 2001, Acqua Wellington purchased 282,518 shares for $3 million ($2.8 million net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by the Company.

In May 2001, we completed two private placements of our securities, raising total net proceeds of approximately $42.7 million. On May 16, 2001, we sold 4,763,712 shares of our common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of our common stock at an exercise price of $13.10 per share. On May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of our common stock and received warrants to purchase 15,873 shares of our common stock on the same price and terms as the May 16, 2001 transaction.

Results of Operations

The Quarters Ended September 30, 2001 and 2000

Revenues for the third quarter of 2001 totaled $3.7 million compared to revenues of $2.8 million in the third quarter of 2000. Third quarter 2001 revenues included $3.1 million for services provided to the joint venture for Aldurazyme compared to $2.1 million for the same period in 2000. The increase was primarily the result of clinical trial expenses related to the Phase III clinical trial of Aldurazyme and increased regulatory expenses. Third quarter 2001 revenues also included $643,000 generated by Glyko, Inc. compared to $671,000 for the third quarter of 2000. The decrease in product revenues was primarily due to reduced enzyme sales.

Cost of products and cost of services related to Glyko, Inc. operations were $281,000 in the third quarter of 2001 and were $194,000 for the same period in 2000. Glyko's total external product and service costs as a percent of the sales of products and services were 44% in the third quarter of 2001 and 29% in the third quarter of 2000. The change was due primarily to an increase in labor content in the cost of sales in 2001.

Research and development expenses for the third quarter of 2001 increased by $1.6 million to $10.1 million from $8.5 million in the third quarter of 2000. Increased expenses in support of our Aldurazyme, rhASB and Vibriolysin Topical programs were the major factors in the growth of research and development expenses.

Selling, general and administrative expenses increased to $3.0 million in the third quarter of 2001 from $2.3 million in the third quarter 2000. This increase was primarily due to increased legal and accounting fees related to a delayed potential transaction.

The Company's equity in the loss of its joint venture with Genzyme was $1.9 million for the third quarter 2001 compared to $0.6 million for the same period of 2000 as the joint venture incurred significant expenses for its Phase III clinical trial of Aldurazyme in 2001 (the trial began late in 2000).

Interest income was $530,000 for the third quarter of 2001 compared to $691,000 for the same period in 2000. The decrease was due to the reduction of cash, cash equivalents and short-term investment balances available for investment prior to the private placement in May 2001 and decreased interest rates.

Net loss was $11.0 million ($0.26 per share, basic and diluted) in the third quarter of 2001 compared to a net loss of $8.1 million ($0.23 per share, basic and diluted) for the same period in 2000.

Nine Months Ended September 30, 2001 and 2000

Revenues for the nine months ended September 30, 2001 totaled $10.8 million compared to revenues of $9.2 million for the same period in 2000. Revenues for the nine months ended September 30, 2001 included $8.6 million for services provided to the joint venture for Aldurazyme compared to $7.3 million for the same period in 2000. The increase was due to increased services provided to the Aldurazyme joint venture. Revenues for the nine months ended September 30, 2001 also included $2.0 million generated by Glyko, Inc. compared to $1.9 million for the same period in 2000. This increase is due to growth in HPLC, FACE and sugar standards sales offset by a slight decrease in enzyme and analytical services sales.

Cost of products and cost of services related to Glyko, Inc. operations were $860,000 for the nine months ended September 30, 2001 and were $539,000 for the same period in 2000. Glyko's total external product and service costs as a percent of the sales of products and services were 43% for the nine months ended September 30, 2001 and 28% for same period in 2000. The change was due to the same reasons as discussed in the quarterly results above.

Research and development expenses for the nine months ended September 30, 2001 increased by $6.7 million to $31.8 million from $25.1 million for the same period in 2000. Increased expenses were due to the same reasons as discussed in the quarterly results above.

Selling, general and administrative expenses increased to $7.5 million for the nine months ended September 30, 2001 from $6.5 million for the same period in 2000. This increase was due to the Glyko, Inc. marketing expenses accounted for in selling, general and administrative expenses in 2001.

In the first quarter of 2000, the Company recorded a provision of $4.4 million for the closure of its Carson Street clinical manufacturing facility. The provision primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

The Company's equity in the loss of its joint venture with Genzyme was $4.7 million for the nine months ended September 30, 2001 compared to $1.8 million for the same period in 2000. The increase was due to the same reasons as discussed in the quarterly results above.

Interest income was $1.4 million for the nine months ended September 30, 2001 compared to $2.3 million for the same period in 2000. The decrease was due to the same reasons as discussed in the quarterly results above.

Net loss was $32.7 million ($0.83 per share, basic and diluted) for the nine months ended September 30, 2001 compared to a net loss of $27.0 million ($0.76 per share, basic and diluted) for the same period in 2000.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $179.3 million. We were initially funded by GBL with a $1.5 million investment. We have since raised additional capital from the sale of common stock in private placements, the sale of promissory notes convertible into common stock, an investment by Genzyme as part of our joint venture with them, an initial public offering including the underwriters' over-allotment exercise, an investment in our common stock by Genzyme concurrent with the initial public offering, the sale of common stock under our equity line facility with Acqua Wellington, and sales from stock option and warrant exercises and the Employee Stock Purchase Plan.

Our combined cash, cash equivalents and short-term investments totaled $43.9 million at September 30, 2001, an increase of $3.7 million for the nine months ended September 30, 2001. The primary uses of cash during the nine months ended September 30, 2001 were to finance operations, fund the joint venture and purchase leasehold improvements and equipment. The primary source of cash during this period was the sale of $46 million of common stock in private placements. In addition, we sold $3.0 million in common stock to Acqua Wellington. For the nine months ended September 30, 2001, operations used $17.4 million, we invested $14.0 million in the joint venture (which was consumed in joint venture operations), we purchased $10.9 million of leasehold improvements and equipment, we raised net proceeds of approximately $42.6 million from our private placement, we received $2.8 million (net of issuance costs) from the sale of common stock to Acqua Wellington, we received $625,000 from the exercise of stock options and we received $158,000 from the sale of common stock pursuant to the Employee Stock Purchase Plan.

From our inception through September 30, 2001, we have purchased approximately $44.1 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years as we provide facilities and equipment for a larger staff and increase manufacturing capacity for both commercial and clinical requirements.

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

As of September 30, 2001, we had expended to date approximately $1.2 million on the analytic projects and $1.4 million on the diagnostic projects. All acquired in-process research and development of analytic projects have either been completed or terminated as of September 30, 2001. In order to replace those analytic projects terminated, new analytic projects have been initiated. We expect to spend approximately $100,000 to complete the diagnostic projects in phases within the next few months. None of the diagnostic projects have been terminated to date.

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

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme purchased $8.0 million in common stock upon signing the agreement and $10.0 million of common stock at the IPO price of $13 per share in a private placement concurrent with the initial public offering. Genzyme has committed to pay us an additional $12.1 million upon approval by the FDA of the biologics license application (BLA) for Aldurazyme as a treatment for MPS I.

In January 2001, the Company signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. In August 2001, this agreement was terminated and a new agreement was signed in order to comply with recent guidance from the Securities and Exchange Commission (SEC). The new agreement allows for the purchase of up to 2,500,000 shares (a reduction of 1,500,000 shares from the original agreement). Under the terms of the new agreement, the Company will have the option to request Acqua Wellington to invest through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be invested in any one month is dependent upon the market price of the stock (or can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise.

Through September 30, 2001, Acqua Wellington purchased 282,518 shares for $3 million ($2.8 million net of issuance costs, the majority of which will be nonrecurring upon future transactions associated with this agreement). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms to any other equity financing raised by the Company.

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

The net proceeds from any sales of our common stock in private placements and sales of our common stock to Acqua Wellington will be used to fund operating expenses, capital expenditures and working capital requirements, which may include costs associated with our lead clinical programs including Aldurazyme for MPS I, rhASB for MPS VI, Neutralase for heparin reversal and Vibriolysin Topical for burn debridement. In addition, net proceeds may also be used for the research and development of other pipeline products, building of the Company's supporting infrastructure, and other general corporate purposes.

We expect our current funds to last for the next twelve months. Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs through:

    o  The sale of equity securities

    o  Equipment-based financing

    o  Collaborative agreements with corporate partners

We do not expect to generate positive cash flow from operations at least through 2002 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

    o  Preclinical studies and clinical trials

    o  Process development, including quality systems for product manufacture

    o  Regulatory processes in the United States and international jurisdictions

    o  Clinical and commercial scale manufacturing capabilities

    o  Expansion of sales and marketing activities

We anticipate a need for additional financing to fund the future operations of our business, including the commercialization of our drug products currently under development. We cannot assure you that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

Our future capital requirements will depend on many factors, including, but not limited to:

    o The progress, timing and scope of our preclinical studies and clinical trials

    o  The time and cost necessary to obtain regulatory approvals

    o The time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities.

    o The time and cost necessary to respond to technological and market developments


    o Any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish

We plan to continue our policy of investing available funds in government securities and investment grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

New Accounting Pronouncements

SFAS 141 and 142:

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately; goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Management is currently assessing the impact of the new standards. Amortization of goodwill which will cease upon adoption of this standard totaled $0.5 million and $1.5 million for the three- and nine-month periods ended September 30, 2001, respectively.

SFAS 143:

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

SFAS 144:

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

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

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our product candidates. As of September 30, 2001, we had an accumulated deficit of approximately $113 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. Moreover, our fixed expenses such as rent, license payments and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

    o  Additional leases for new facilities and capital equipment


    o  Additional licenses and collaborative agreements


    o Additional contracts for consulting, maintenance and administrative services

    o  Additional contracts for product manufacturing


We believe that our cash, cash equivalents and short-term investment securities balances at September 30, 2001 will be sufficient to meet our operating and capital requirements at least through the next 12 months. This estimate is based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management's credibility, the value of our company and our operating results will be adversely affected.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials will be required, and the results of the studies and trials are highly uncertain.

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies in the laboratory on animals and clinical trials on humans for each drug product. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the drug product, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our drug products. Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be significantly different.

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our drug products. Additional factors that can cause delay or termination of our clinical trials include:

    o  Slow or insufficient patient enrollment

    o Slow recruitment of, and completion of necessary institutional approvals at, clinical sites

    o  Longer treatment time required to demonstrate efficacy

    o  Lack of sufficient supplies of the product candidate

    o  Adverse medical events or side effects in treated patients

    o  Lack of effectiveness of the product candidate being tested

    o  Regulatory requests for additional clinical trials


Typically, if a drug product is intended to treat a chronic disease, as is the case with most of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

In April 1999, we completed a twelve-month patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of MPS I. Two of the original ten patients enrolled in this trial died in 2000. One of these patients received 103 weeks of Aldurazyme treatment and the other received 127 weeks of treatment. Based on medical data collected from clinical investigative sites, neither case directly implicated treatment with Aldurazyme as the cause of death. If cases of patient complications or death are ultimately attributed to Aldurazyme, our chances of commercializing this drug would be seriously compromised.

The fast track designation for our product candidates may not actually lead to a faster review process.

Although Aldurazyme and rhASB have obtained fast track designations, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures.

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

We must pass Federal, state and European regulatory inspections, and we must manufacture three process qualification batches (five process qualification batches for Europe) to final specifications under cGMP controls for each of our drug products before the marketing applications can be approved. Although we have completed process qualification batches for Aldurazyme, these batches may be rejected by the regulatory authorities, and we may be unable to manufacture the process qualification batches for our other products or pass the inspections in a timely manner, if at all.

If we fail to obtain orphan drug exclusivity for some of our products, our competitors may sell products to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we intend to develop drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the United States. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition. Similar regulations are available in the European Community with a ten-year period of market exclusivity.

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

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for other products we develop, we cannot guarantee that we will be the first to obtain marketing approval for any orphan indication or, if we do, that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.

Two of our lead drug candidates, Aldurazyme and rhASB, target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and rhASB targets patients with MPS VI. We estimate that there are approximately 3,400 patients with MPS I and 1,100 patients with MPS VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payers, there would be no commercially viable markets for our products.

The course of treatment for patients with MPS I using Aldurazyme and for patients with MPS VI using rhASB is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or rhASB without reimbursement from third-party payers.

Third-party payers, such as government or private health care insurers, carefully review and increasingly challenge the prices charged for drugs. Reimbursement rates from private companies vary depending on the third-party payer, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. We cannot be certain that third-party payers will pay for the costs of our drugs. Even if we are able to obtain reimbursement from third-party payers, we cannot be certain that reimbursement rates will be enough to allow us to profit from sales of our drugs or to justify our product development expenses.

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

We expect that, in the future, reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect our future revenues from sales of our drugs and may adversely affect our business and prospects.

If we are unable to protect our proprietary technology, we may not be able to compete as effectively.

Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the enzymes we are developing. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed.

The patent positions of biotechnology products are complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the enzymes we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes, the methods for purifying or producing the enzymes or the methods of treatment. The composition and genetic sequences of animal and/or human versions of many of our enzymes have been published and are believed to be in the public domain. The composition and genetic sequences of other MPS enzymes that we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection. For enzymes with no prospect of broad composition-of-matter patents, other forms of patent protection or orphan drug status may provide us with a competitive advantage. As a result of these uncertainties, investors should not rely on patents as a means of protecting our product candidates, including Aldurazyme.

We own or license patents and patent applications to certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons:

               o We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

               o Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

               o Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our research and development expense and delay product programs.

               o Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

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

The United States Patent and Trademark Office recently issued two patents that relate to (alpha)-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme unless and until we obtain a license.

The United States Patent and Trademark Office recently issued two patents that include composition of matter and method of use claims for (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, is based on (alpha)-L-iduronidase. We believe that these patents are invalid on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition of matter for (alpha)-L-iduronidase, and it has been rejected over prior art and withdrawn and cannot be refiled. Nonetheless, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of Aldurazyme in the United States.

The patent holder has granted an exclusive license for products relating to these patents to one of our competitors. If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the United States unless we can obtain a sub-license from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme or our ability to commercialize Aldurazyme would be delayed or diminished.

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of other enzyme-based products to the marketing of our initial drug product, Aldurazyme. Because it is our initial product, our operations are substantially dependent upon the development of Aldurazyme. We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have no experience in seeking foreign regulatory approvals.

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

If the joint venture is terminated for breach, the non-breaching party would be granted, exclusively, all of the rights to Aldurazyme and any related intellectual property and regulatory approvals and would be obligated to buy out the breaching party's interest in the joint venture. If we are the breaching party, we would lose our rights to Aldurazyme and the related intellectual property and regulatory approvals. If the joint venture is terminated without cause, the non-terminating party would have the option, exercisable for one year, to buy out the terminating party's interest in the joint venture and obtain all rights to Aldurazyme exclusively. In the event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

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

With the exception of Aldurazyme, we have no experience manufacturing drug products in volumes that will be necessary to support commercial sales. Our manufacturing processes may not meet initial expectations as to schedule, reproducibility, yields, purity, costs, quality, and other measurements of performance. Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with certainty how long it might take to make improvements if it became necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

The manufacture of Neutralase involves the fermentation of a bacterial species. We have never used a bacterial production process for the production of any clinical or commercial production. IBEX contracted with a third party for the manufacture of the Neutralase used in prior clinical trials.

The availability of suitable contract manufacturing at scheduled or optimum times is not certain. The cost of contract manufacturing is greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to yield equivalent margins.

If we are unable to establish and maintain commercial scale manufacturing within our planned time and cost parameters, sales of our products and our financial performance will be adversely affected.

Although we have successfully manufactured Aldurazyme at commercial scale within our cost parameters, we cannot guarantee that we will be able to manufacture any other drug product successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

We may encounter problems with any of the following if we attempt to increase the scale or size or improve the commercial viability of our manufacturing processes:

               o Design, construction and qualification of manufacturing facilities that meet regulatory requirements

               o  Production yields

               o  Purity

               o  Quality control and assurance systems

               o  Shortages of qualified personnel

               o  Compliance with regulatory requirements


We have built-out approximately 67,000 square feet at our Novato facilities for manufacturing capability for Aldurazyme and rhASB including related quality control laboratories, materials capabilities, and support areas. We expect to complete an expansion of the Galli Drive facility in the fourth quarter of 2001 and possibly add additional capabilities in stages over time, which create additional operational complexity and challenges. We expect that the manufacturing process of all of our new drug products, including rhASB and Neutralase, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at acceptable cost. Even if we can establish the necessary capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if contract manufacturing is employed or if third-party reimbursement is substantially lower than expected.

In order to achieve our product cost targets we must develop efficient manufacturing processes either by:

               o Improving the product yield from our current cell lines, colonies of cells which have a common genetic make-up,

               o  Improving the manufacturing processes licensed from others, or

               o Developing more efficient, lower cost recombinant cell lines and production processes.

A recombinant cell line is a cell line with foreign DNA inserted that is used to produce an enzyme or other protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is difficult, expensive and unpredictable and may not result in adequate yields. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs or may not result in adequate shelf-lives of the final products. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we will have lower margins and reduced profitability in commercial production and larger losses in manufacturing start-up phases.

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

To increase our distribution and marketing for both our drug candidates, we will have to increase our current sales force and/or enter into third-party marketing and distribution agreements. We cannot guarantee that we will be able to hire in a timely manner the qualified sales and marketing personnel we need, if at all. Nor can we guarantee that we will be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot increase our marketing capabilities as we intend, either by increasing our sales force or entering into agreements with third parties, sales of our products may be adversely affected.

Under our joint venture with Genzyme, Genzyme is responsible for marketing and distributing Aldurazyme. We cannot guarantee that we will be able to establish sales and distribution capabilities or that the joint venture, any future collaborators or we will successfully sell any of our drug products.

With our acquisition of Neutralase from IBEX Technologies Inc., we have an enzyme product that has a significantly larger potential patient population than Aldurazyme and rhASB and will be marketed and sold to different target audiences with different therapeutic and financial requirements and needs. As a result, we will be competing with other pharmaceutical companies with experienced and well-funded sales and marketing operations targeting these specific physician and institutional audiences. We may not be able to develop our own sales and marketing force at all, or of a size that would allow us to compete with these other companies. If we elect to enter into third-party marketing and distribution agreements in order to sell into these markets, we may not be able to enter into these agreements on acceptable terms, if at all. If we cannot compete effectively in these specific physician and institutional markets, it would adversely affect sales of Neutralase.

If we fail to compete successfully, our revenues and operating results will be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them, including those products with orphan drug designation, or commercialize their products before we do. If our competitors successfully commercialize a product that treats a given rare genetic disease before we do, we will effectively be precluded from developing a product to treat that disease because the patient populations of the rare genetic diseases are so small. If our competitor gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the U.S. and ten years in the European Union. However, different drugs can be approved for the same condition. These companies also compete with us to attract qualified personnel and organizations for acquisitions, joint ventures or other collaborations. They also compete with us to attract academic research institutions as partners and to license these institutions' proprietary technology. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

If we do not achieve milestones as expected, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other milestones, such as the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control.

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

If we fail to effectively integrate the recently acquired Neutralase and Phenylase programs into our current operations, the efficient execution of these product programs could be delayed and our operating and research and development expenditures could increase beyond anticipated levels.

Our recent acquisition of assets from IBEX Technologies Inc., including the Neutralase and Phenylase product programs, will need to be integrated with our current operations. This will include several technical and administrative challenges, including managing the information transfer, integrating certain of IBEX's former technical staff into our research and development structure and managing multiple operations in different countries. If we do not accomplish this integration effectively, our programs could be delayed and our operating and research and development expenditures could increase beyond anticipated levels. Additionally, the integration could require a significant time commitment from our senior management.

Changes in methods of treatment of disease could reduce demand for our products.

Even if our drug products are approved, doctors must use treatments that require using those products. If doctors elect a different course of treatment from that which includes our drug products, this decision would reduce demand for our drug products.

Examples include the potential use in the future of effective gene therapy for the treatment of genetic diseases. The use of gene therapy could theoretically reduce or eliminate the use of enzyme replacement therapy in MPS diseases. Sometimes, this change in treatment method can be caused by the introduction of other companies' products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease. For example, Neutralase is being developed for heparin reversal in CABG surgery. It is possible that alternative non-surgical methods of treating heart disease could be developed. If so, then the demand for Neutralase would likely decrease.

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

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

               o Progress of Aldurazyme, Neutralase, rhASB and our other lead drug products through the regulatory process, especially regulatory actions in the United States related to Aldurazyme

               o Results of clinical trials, announcements of technological innovations or new products by us or our competitors


               o Government regulatory action affecting our drug products or our competitors' drug products in both the United States and foreign countries

               o Developments or disputes concerning patent or proprietary rights

               o General market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors

               o  Economic conditions in the United States or abroad

               o  Actual or anticipated fluctuations in our operating results

               o Broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate

               o Changes in company assessments or financial estimates by securities analysts


In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange's SWX New Market. Listing on both exchanges may increase stock price volatility due to:

               o  Trading in different time zones

               o  Different ability to buy or sell our stock

               o  Different market conditions in different capital markets

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

Our directors and officers control approximately 35% of the outstanding shares of our common stock. Glyko Biomedical Ltd. owns approximately 26% of the outstanding shares of our capital stock. The president and chief executive officer of Glyko Biomedical and a significant shareholder of Glyko Biomedical serve as two of our directors. As a result, due to their concentration of stock ownership, directors and officers, if they act together, may be able to control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

               o  The election of all directors;

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. By policy, the Company places its investments with highly rated credit issuers and limits the amount of credit exposure to any one issuer. As stated in its policy, the Company seeks to improve the safety and likelihood of preservation of its invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value for the Company's investment portfolio. The carrying value approximates fair value at September 30, 2001.

Investment portfolio:
                                                  Carrying value
                                                 (in $ thousands)

Cash and cash equivalents............................  $  7,230*
Short-term investments..............................     36,675**
                                                       --------
   Total............................................   $ 43,905
                                                       ========

*   3% invested in A1/P1 rated commercial paper for less than 90-days.
** 81% invested in A1/P1 rated commercial paper and 19% in United States agency securities.

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

Item 4.     Submission of Matters to a Vote of Security Holders.           None.

Item 5.     Other Information.                                             None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   The following documents are filed as part of this report

                       None.


            (b)   Reports on Form 8-K.

                     On August 16, 2001, we filed a Current Report on Form 8-K regarding the execution of our equity line arrangement with Acqua Wellington North American Equities Fund, Ltd. and concurrent termination of a previous arrangement with Acqua Wellington. In response to SEC regulations, the new equity line was reduced from a maximum of 4,000,000 shares sellable under the initial arrangement to 2,500,000 shares under the new arrangement.

                     On September 6, 2001, we filed a Current Report on Form 8-K regarding the completion and the preliminary results of our Phase I clinical trial of recombinant human N-acetylgalactosamine 4-sulfatase (rhASB) for the treatment of MPS VI.

                     On September 11, 2001, we filed a Current Report on Form 8-K regarding the resignation of Ansbert Gadicke, MD, from our Board of Directors and the election of Phyllis Gardner, MD, Senior Associate Dean for Education and Student Affairs, Stanford University School of Medicine, to our Board.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      BIOMARIN PHARMACEUTICAL INC.


Dated: November 8, 2001          By: /s/ Raymond W. Anderson
-----------------------             ------------------------------------------
                                      Raymond W. Anderson
                                      Chief Financial Officer, Chief Operating
                                      Officer, Secretary and V.P. Finance and
                                      Administration (on behalf of registrant
                                      and as principal financial officer)