Form 10-K
period 2001-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2002-04-01
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the fiscal year ended December 31, 2001
                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to _____________.

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002 was $392,122,171. The number of shares of common stock, $0.001 par value, outstanding on March 15, 2002 was 52,447,402.

The documents incorporated by reference are as follows:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2002 are incorporated by reference into Part III.

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

Item 1.   Description of Business

Overview

We develop enzyme therapies to treat serious, life-threatening diseases and conditions. We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, including MPS I, MPS VI and PKU, as well as other critical care situations such as cardiovascular surgery and serious burns. Our product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies. We focus on conditions with well-defined patient populations, including genetic diseases, which require chronic therapy.

Our lead product candidate, Aldurazyme(TM), which recently completed a Phase 3 trial, is being developed for the treatment of Mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of (alpha)-L-iduronidase, an enzyme responsible for breaking down certain carbohydrates. MPS I is a progressive disease that afflicts patients from birth and frequently leads to severe disability and early death. There are currently no drugs on the market for the treatment of MPS I. Aldurazyme has received both fast track designation from the United States Food and Drug Administration (FDA) and orphan drug designation for the treatment of MPS I in the United States and in the European Union. The impact of these designations is discussed in the "Government Regulation" section, which begins on page 6. We are developing Aldurazyme through a joint venture with Genzyme Corporation. In collaboration with Genzyme, we completed a double-blinded, placebo-controlled Phase 3 clinical trial of Aldurazyme in August 2001. On November 2, 2001, we announced positive results from this trial. On April 1, 2002, we announced that together with our joint venture partner, Genzyme, we have filed with European regulatory authorities for approval to market Aldurazyme. Our joint venture submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (European Union)(or EMEA) on March 1, 2002. The EMEA has accepted our MAA and validated that it is complete and ready for scientific review. Accordingly, the EMEA's Committee for Proprietary Medicinal Products
(CPMP) will now evaluate the application to determine whether to approve Aldurazyme for the treatment of MPS I in all 15 member states of the European Union. Norway and Iceland also participate in the CPMP but have a seperate approval process. In the United States, we along with Genzyme have been in discussions with the FDA regarding the filing of a Biologics License Application
(BLA). We plan to initiate the BLA filing as soon as possible.

We are developing our second product candidate, Neutralase(TM), for reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery and angioplasty. We acquired rights to Neutralase through our acquisition of the pharmaceutical assets of IBEX Technologies Inc. in the fourth quarter of 2001. Heparin is a carbohydrate drug commonly used to prevent coagulation, or blood clotting, during certain types of major surgery. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and aiding patient recovery following CABG surgery and angioplasty. Based on data from previous trials, we plan to initiate a Phase 3 trial in CABG surgery in 2002.

In addition to Aldurazyme and Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In 2001, we announced a Phase 1 trial of AryplaseTM (formerly referred to as rhASB) for the treatment of MPS VI, another seriously debilitating genetic disease. Based on data from this previous trial, we plan to initiate a Phase 2 trial of Aryplase in early 2002. We are also developing VibrilaseTM (formerly referred to as Vibriolysin Topical), a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. We initiated a Phase 1 clinical trial of Vibrilase in the United Kingdom in the fourth quarter of 2001, and expect to begin a Phase 2 clinical trial in either the United States or the United Kingdom following the completion of this Phase 1 trial. In addition, we are pursuing preclinical development of other enzyme product candidates for genetic and other diseases.

Recent Developments

On April 1, 2002, we announced that together with our joint venture partner, Genzyme, we have filed with European regulatory authorities for approval to market Aldurazyme. Our joint venture submitted an MAA to the EMEA on March 1, 2002. The EMEA has accepted our MAA and validated that it is complete and ready for scientific review. Accordingly, the EMEA's Committee for Proprietary Medicinal Products (CPMP) will now evaluate the application to determine whether to approve Aldurazyme for the treatment of MPS I in all 15 member states of the European Union. Norway and Iceland also participate in the CPMP but have a seperate approval process. In the United States, we along with Genzyme have been in discussions with the FDA regarding the filing of a BLA. We plan to initiate the BLA filing as soon as possible.

On March 21, 2002, we acquired Synapse Technologies Inc. Synapse owns the rights to certain patented and proprietary technology which, based on the results of preclinical trials, has the potential to deliver therapeutic enzymes and other drugs across the blood-brain barrier by means of traditional intravenous injections. Under the terms of the agreement, we purchased 100% of the outstanding shares of Synapse for approximately $10.2 million payable in 885,242 shares of our common stock. We also may make future contingent payments of up to approximately $6 million. These payments are payable in cash or stock, at our option.

On February 25, 2002, we decided to close the analytics product catalog business of our wholly-owned subsidiary, Glyko, Inc. The majority of the Glyko, Inc. employees will be incorporated into our pharmaceutical business and such employees will continue to provide necessary analytic and diagnostic support to our therapeutic products. Certain operating assets of Glyko, Inc. may be offered for sale.

On February 7, 2002, we announced that we had reached a definitive agreement to acquire all of the outstanding capital stock of Glyko Biomedical Ltd. (GBL). GBL's principal asset is its 22% ownership interest in our common stock. GBL owns approximately 11.4 million shares of our common stock. Under the terms of the acquisition agreement, GBL's common shareholders will receive approximately
11.4 million shares of our common stock in exchange for all of GBL's outstanding common stock. There will be no net effect on the number of shares of our common stock outstanding, as we plan to retire the existing shares of our common stock currently held by GBL upon closing.

On December 12, 2001, we completed a public offering of our common stock. In the offering, we sold 8,050,000 shares, including 1,050,000 shares to cover underwriters' over-allotments, at a price to the public of $12.00 per share, or a total offering price of $96.6 million. The net proceeds, after expenses and underwriting discounts, were approximately $90.4 million. We intend to use the net proceeds from this sale of shares for:

         o the development and commercialization of our lead product candidate, Aldurazyme;
         o additional clinical trials and manufacturing of Neutralase;
         o preclinical studies and clinical trials for our other product candidates;
         o potential licenses and other acquisitions of complementary technologies and products;
         o general corporate purposes; and
         o working capital.

On November 2, 2001, we along with Genzyme, announced positive results from a preliminary analysis of data from the Phase 3 clinical trial of Aldurazyme for the treatment of MPS I. Patients were evaluated at defined intervals to assess progress in meeting two primary endpoints. The preliminary data analysis showed a statistically significant increase in pulmonary capacity (p=0.028) and demonstrated a positive trend in endurance as measured by a six-minute walk test (p=0.066). Among other endpoints measured in the trial, the main findings of an earlier open-label study of Aldurazyme were confirmed: a reduction in liver size and a reduction in excretion of urinary glycosaminoglycans, or GAGs, the carbohydrate substances that accumulate in patients with MPS I. Based on the strength of the trial's results, we, along with Genzyme, have met jointly with U.S. and European regulatory authorities to discuss applications to market Aldurazyme. Based on these discussions, the MAA has been submitted to the EMEA. We plan to file the BLA with the FDA as soon as possible.

On October 31, 2001, we acquired the pharmaceutical assets of IBEX Technologies Inc. and its subsidiaries. The product candidates and technologies that we gained in this transaction, primarily the Neutralase and Phenylase programs, are complementary to our existing product portfolio and core competencies. Under the terms of the agreements, we acquired these assets in exchange for consideration of $10.4 million, with $8.4 million payable in shares of our common stock and $2.0 million payable in cash. In addition, we agreed to make contingent cash payments of up to approximately $9.5 million to IBEX upon FDA approval of products acquired from IBEX.

     Aldurazyme

Our lead product candidate, Aldurazyme, is being developed for the treatment of MPS I. MPS I is a genetic disease caused by the deficiency of (alpha)-L-iduronidase. Patients with MPS I have multiple debilitating symptoms resulting from the buildup of carbohydrate residues in all tissues in the body. These symptoms include delayed physical growth, enlarged livers and spleens, skeletal and joint deformities, airway obstruction, heart disease, reduced endurance and pulmonary function impaired hearing and vision, and in some cases, delayed mental development. Most patients with MPS I will die from complications associated with the disease as children or teenagers. About 3,400 individuals in developed countries have MPS I, including about 1,000 in the United States and Canada.

There are currently no approved drugs for the treatment of MPS I. Bone marrow transplantation has been used to treat severely affected patients, generally under the age of two, with limited success. Bone marrow transplantation is associated with high morbidity and mortality rates as well as with problems inherent in the procedure itself, including graft vs. host disease, graft rejection, and donor availability, which severely limit its utility and application.

Aldurazyme is a specific form of recombinant human (alpha)-L-iduronidase that replaces a genetic deficiency of (alpha)-L-iduronidase in MPS I patients, thus reduces or eliminates the build-up of certain carbohydrates in the lysosomes of cells. By eliminating this carbohydrate build-up, Aldurazyme is able to significantly reduce the physical symptoms experienced by these patients. The Phase 1 trial results of this product candidate reported no neutralizing antibodies, indicating its applicability for chronic administration. In collaboration with Genzyme, we completed a 45-patient, double-blinded, placebo-controlled Phase 3 clinical trial of Aldurazyme in August 2001, which was conducted at five sites in the U.S., Europe and Canada. All patients completed the trial and elected to receive Aldurazyme in an open label extension study. On November 2, 2001, we announced positive results from this trial. We intend to continue the development of this drug and recently filed an MAA with the EMEA. We plan to file a BLA with the FDA as soon as possible.

Aldurazyme has received fast track designation from the FDA for the treatment of MPS I. The FDA has granted Aldurazyme orphan drug designation, which will result in exclusive rights to market Aldurazyme to treat MPS I for seven years from the date of FDA approval if Aldurazyme is the first product to be approved by the FDA for the treatment of MPS I. In addition, the European Commission has designated Aldurazyme for the treatment of MPS I as an orphan medicinal product, giving the potential for market exclusivity in Europe for 10 years. In September 1998, we formed a 50/50 joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme. Genzyme is responsible for regulatory submissions in international markets and marketing, distribution, sales and obtaining reimbursement for Aldurazyme worldwide. We are responsible for U.S. regulatory submissions and the development and manufacturing of (alpha)-L-iduronidase.

     Neutralase

We are developing Neutralase for the reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery and angioplasty. Patients undergoing CABG surgery and angioplasty are treated with heparin to prevent coagulation during surgery. Once the procedure is completed, anticoagulant reversal agents are administered to prevent excessive bleeding. Currently, protamine is the only product commercially available for the reversal of heparin anticoagulation. In medical studies, protamine has been associated with adverse side effects, such as abnormal changes in blood pressure, depression of heart function and acute allergic reactions. There were approximately 571,000 CABG procedures and 1,069,000 angioplasties in the United States in 1999 (as published by the American Heart Association in their 2002 Heart and Stroke Statistical Update) that could have potentially benefited from heparin reversal. We believe that an additional substantial market opportunity exists in Europe and the rest of the world.

We believe Neutralase has the potential to reverse heparin anticoagulation without many of the serious side effects associated with protamine. Neutralase is a carbohydrate-modifying enzyme that breaks down heparin in a manner that inactivates heparin's anticoagulation effect and restores the normal coagulation of blood. Neutralase has the potential for use as a reversal agent for heparin anticoagulation in open-heart surgery such as CABG procedures, interventional cardiology procedures such as angioplasty, and in other procedures where heparin or heparin-like anticoagulants are used, such as in hip and knee surgeries.

Data from Phase 1 and Phase 2 clinical trials suggest that Neutralase can reverse heparin anticoagulation without the adverse changes in blood pressure associated with protamine usage. Building on the work undertaken so far, we intend to initiate a Phase 3 trial for CABG in 2002, followed by a Phase 2B trial for angioplasty.

     Other Product Development Programs

     Aryplase

We are developing recombinant, human N-acetylgalactosamine 4-sulfatase (Aryplase) for the treatment of MPS VI, a debilitating genetic disease similar to MPS I. Aryplase has received fast track designation from the FDA as well as orphan drug designation for the treatment of MPS VI in the United States and in the European Union. Based on clinical data to date, we plan to initiate a Phase 2 trial of Aryplase early in 2002.

     Vibrilase

We are developing Vibrilase for use in removing burned skin in preparation for skin grafting or other therapy. In the fourth quarter of 2001, we initiated a Phase 1 clinical trial of this product candidate in the United Kingdom, and expect to begin a Phase 2 clinical trial in either the United States or the United Kingdom following the completion of this Phase 1 trial.

     Phenylase

We are developing Phenylase as an oral enzyme therapy for patients with phenylketonuria (PKU) a genetic disease in which the body cannot properly metabolize the amino acid phenylalanine. If left untreated, elevated levels of phenylalanine lead to brain damage and severe mental retardation. Phenylase is currently in preclinical development.


BioMarin's Strategy

Our strategy is to develop therapeutic enzyme products to treat a variety of diseases and conditions. The principal elements of this strategy are to:

     Develop and successfully commercialize our lead product candidates

We are seeking to develop and globally commercialize Aldurazyme for the treatment of MPS I, Neutralase for the reversal of anticoagulation agents, Aryplase for MPS VI, and Vibrilase for serious burns, each of which is in human clinical testing. With regard to Aldurazyme,in concert with our joint venture partner, Genzyme, we are developing strategies for the effective launch of this product. We believe we will benefit from Genzyme's marketing organization, which has extensive worldwide experience marketing drugs to well-defined patient populations with chronic genetic diseases.

     Continue to build a diversified portfolio of product candidates

In addition to the products in human clinical testing noted above, we are conducting research on other enzyme products, including those intended to treat phenylketonuria (Phenylase), ischemia (Extravase), and diseases in which it is necessary to treat the brain (Synapse.)

     Target underserved markets

We intend to continue to target market opportunities where there is little or no competition, such as the markets for MPS I and MPS VI. We also target markets where we believe that our technology will enable us to become a market leader in a relatively short time period, such as the market for Neutralase. Our strategy is to avoid situations where market differentiation is a function of marketing strength and not technical expertise.

     Seek to license or acquire complementary products and technologies

We intend to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our general product development strategy. Two examples of this are our recent acquisition of the pharmaceutical assets of IBEX Technologies, which added three complementary product candidates to our portfolio and our acquisition of Synapse Technologies, Inc., which added technology intended to enable certain drug products to cross the blood-brain-barrier by means of traditional intravenous injection. We intend to continue to identify, evaluate and pursue the licensing or acquisition of other strategically valuable products and organizations.

     Leverage our core competencies

We believe that we have significant expertise in enzyme biology and manipulation, which we have used to establish a strong platform for the development of enzyme-related pharmaceutical products. We intend to leverage these competencies to develop high-value products for markets with unmet medical needs. When strategically advantageous, we may seek partnerships with industry leaders for the further advancement of our product candidates.

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

In the first quarter of 2000, we began production of Aldurazyme for clinical requirements including the Phase 3 clinical trial and other clinical studies. The bulk production is being done in our Galli Drive (Novato, California) manufacturing facility. Following the recently completed expansion, Galli is a 51,800 square foot cGMP production facility including support areas, housing utilities, laboratories and administrative functions. We expect to support the commercial launch of Aldurazyme from this facility. Vialing and packaging will be performed using either our joint venture partner or contract manufacturers.

In 2000, the manufacturing facilities in Novato were inspected and subsequently licensed by the State of California Food and Drug Branch for the production of clinical trial material. These facilities will be inspected by the FDA and other regulatory agencies in connection with the BLA and other marketing applications. These facilities, and those of any third-party manufacturers, will be subject to periodic inspections confirming compliance with applicable law. Our facilities must be cGMP certified before we can manufacture our drugs for commercial sales. Failure to comply with these requirements could result in the shutdown of our facilities, fines or other penalties.

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

Government Regulation

Food and Drug Administration Modernization Act of 1997. The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. The fast track provisions essentially codify the FDA's accelerated approval regulations for drugs and biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA designate the drug or biologic as a fast track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request.

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

In September 1998, the FDA designated Aldurazyme a fast track product for the more severe forms of MPS I. In June 2000, the FDA designated Aryplase a fast track product for the treatment of MPS VI. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of Aldurazyme, Aryplase or any of our other potential products.

Orphan Drug Designation. In September 1997, Aldurazyme received orphan drug designation from the FDA. In February 1999, Aryplase received orphan drug designation from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence less than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a biologics license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. A similar system for orphan drug designation exists in the European Community. Both Aldurazyme and Aryplase received designation as orphan medicinal products by the European Commission in February 2001.

Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. If an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. and ten years in Europe. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

        o that we will be the first to obtain approval for any drug for which we obtain orphan drug designation,
        o that orphan drug designation will result in any commercial advantage or reduce competition, nor
        o that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Competition

The biopharmaceutical industry is rapidly evolving and highly competitive. The following is a summary competitive analysis for known competitive threats for each of our major biopharmaceutical product programs:

Aldurazyme for MPS I. On November 21, 2000 and May 29, 2001, respectively, Transkaryotic Therapies, Inc. (TKTX) announced that two US patents on
(alpha)-L-iduronidase had been issued and that these patents had been exclusively licensed to TKTX. We have examined the patents, the patent files, the prior art and other information. We believe that the patents may not survive a challenge. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interests of our joint venture with Genzyme to pursue the development of Aldurazyme with commercial diligence, concurrent with our challenge of the patents, in order to gain marketing approvals as rapidly as possible and to provide MPS I patients with the benefits of Aldurazyme. If either or both of the patents are deemed (or ruled) to be valid, the joint venture will need to reach an accommodation with the holder of the license to the patent.

These patents do not affect our ability to market Aldurazyme in Europe or Japan, both major pharmaceutical markets. A patent making the same claims was rejected by the European Community and cannot be refiled.

A small private company announced that it has novel enzymatic technology to make enzymes with proper glycosylation and phosphorylation. Since that announcement, that company has been acquired by our joint venture partner, Genzyme. Pursuant to our joint venture agreement with Genzyme, both Genzyme and our Company must mutually agree on any technological developments relating to Aldurazyme. The proper carbohydrate and phosphate structural elements of the enzyme are essential to facilitate uptake of the enzyme by the patient's cells to have efficient enzyme replacement therapy. Our preclinical analysis indicates that Aldurazyme is highly efficient in being taken up by cells during enzyme replacement therapy as a result of the proper mannose-6-phosphate ligands
(glycosylation and phosphorylation) on the enzyme. We do not have any comparative data to assess directly the relative potential therapeutic qualities of Aldurazyme and the other enzyme.

Neutralase for anticoagulation reversal. Currently protamine sulfate (US) and protamine chloride (EU) are the only products used to reverse heparin. Neutralase, if approved, would have to compete with protamine in the market place. Protamine is relatively inexpensive; for Neutralase to achieve significant market share, clinical data will be needed to demonstrate advantages in safety or efficacy or both for the reversal of heparin. We believe that Neutralase has superior characteristics but cannot predict that clinical studies will demonstrate this superiority. Other than protamine, there are no significant competitive drugs in clinical trials for the reversal of heparin.

An alternative source of competition comes from substitutes for heparin, and hence reducing the need for Neutralase. The Medicines Company has an approved drug AngiomaxTM (hirudin) that is a substitute for heparin in angioplasty and potentially other indications. We cannot predict how much this competitor will reduce the potential market size of Neutralase for angioplasty or other indications. One additional source of competition comes from changes in medical practice that may decrease the use of procedures that require heparin and so Neutralase. Off-pump coronary artery bypass surgery has increased in frequency and the amount of heparin used is less, though heparin is still used. Increased off-pump CABG could reduce the use of heparin to some degree and therefore decrease the market for Neutralase. Other unpredictable changes in medical practice or other non-heparin-like anticoagulants could occur or be approved and potentially reduce the market for Neutralase. At this time, we do not foresee a large competitive challenge to heparin or the need for heparin reversal.

Aryplase for MPS VI. We know of no active competitive program for enzyme replacement therapy for MPS VI that has entered clinical trials.

Gene therapy is a potential competitive threat to enzyme replacement therapies for both MPS I and MPS VI. We know of no competitive program using gene therapy for the treatment of either MPS I or MPS VI that has entered clinical trials.

Vibrilase for debridement of serious burns. Other enzymatic products exist which might be possibly used for the debridement of serious second or third degree burns. Those products in their current form have not captured any meaningful share of the debridement function in the treatment of burn patients. We know of no clinical program of a new enzymatic product for the debridement of serious
burns.  The  primary   competition  for  Vibrilase   continues  to  be  surgical
debridement.

See "Factors that May Affect Future Results--If we fail to compete successfully, our revenues and operating results will be adversely affected."

Employees

As of March 15, 2002, we had 216 full-time employees, 111 of whom are in operations, 80 of whom are in research and development and 25 of whom are in administration.

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

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our product candidates. As of December 31, 2001, we had an accumulated deficit of approximately $148.1 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

        . the progress, timing and scope of our preclinical studies and clinical trials;

        . the time and cost necessary to obtain regulatory approvals;

        . the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

        . the time and cost necessary to respond to technological and market developments; and

        . any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

Moreover,   our  fixed  expenses  such  as  rent,  license  payments  and  other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

        . additional leases for new facilities and capital equipment;

        . additional licenses and collaborative agreements;

        . additional contracts for consulting, maintenance and administrative services; and

        . additional contracts for product manufacturing.

We believe that our cash, cash equivalents and short term investment securities balances at December 31, 2001 will be sufficient to meet our operating and capital requirements through 2003. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products and our operating results will be adversely affected.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management's credibility, the value of our company and our operating results will be adversely affected.

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

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our drug products. Additional factors that can cause delay or termination of our clinical trials include:

        . slow or insufficient patient enrollment;

        . slow recruitment of, and completion of necessary institutional approvals at clinical sites;

        . longer treatment time required to demonstrate efficacy;

        . lack of sufficient supplies of the product candidate;

        . adverse medical events or side effects in treated patients;

        . lack of effectiveness of the product candidate being tested; and

        . regulatory requests for additional clinical trials.

Typically, if a drug product is intended to treat a chronic disease, as is the case with most of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

In May 2001, we completed a 24-month patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of MPS I. Two of the original ten patients enrolled in this trial died in 2000. One of these patients received 103 weeks of Aldurazyme treatment and the other received 37 weeks of treatment. One of the original forty-five patients who completed the Phase 3 clinical trial died after 16 weeks of the Phase 3 extension study. One patient treated under a single-patient use protocol died after 31 weeks of Aldurazyme treatment. Based on medical data collected from clinical investigative sites, none of these cases directly implicated treatment with Aldurazyme as the cause of death. If cases of patient complications or death are ultimately attributed to Aldurazyme, our chances of commercializing this drug would be seriously compromised.

The fast track designation for our product candidates may not actually lead to a faster review process.

Although Aldurazyme and Aryplase have obtained fast track designations, we cannot guarantee a faster review process or faster approval compared to the normal FDA procedures.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. We cannot guarantee that these facilities will pass federal or international regulatory inspection. We cannot guarantee that we, or any potential third party manufacturer of our drug products, will be able to comply with cGMP regulations.

We must pass Federal, state and European regulatory inspections, and we must manufacture process qualification batches to final specifications under cGMP controls for each of our drug products before the marketing applications can be approved. Although we have completed process qualification batches for Aldurazyme, these batches may be rejected by the regulatory authorities, and we may be unable to manufacture the process qualification batches for our other products or pass the inspections in a timely manner, if at all.

If we fail to obtain orphan drug exclusivity for some of our products, our competitors may sell products to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the United States. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. However, different drugs can be approved for the same condition. Similar regulations are available in the European Community with a ten-year period of market exclusivity.

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

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Two of our lead drug candidates, Aldurazyme and Aryplase, target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and Aryplase targets patients with MPS VI. We estimate that there are approximately 3,400 patients with MPS I and 1,100 patients with MPS VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. We cannot be certain that we will be able to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payers, there would be no commercially viable markets for our products.

The course of treatment for patients with MPS I using Aldurazyme and for patients with MPS VI using Aryplase is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or Aryplase without reimbursement from third-party payers.

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

We own or license patents and patent applications to certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons, including the following:

        . We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

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

        . Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

In addition, competitors also seek patent protection for their technology. There are many patents in our field of technology, and we cannot guarantee that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including the following:

        . Defending a lawsuit takes significant time and can be very expensive.

        . If the court decides that our product infringes on the competitor's patent, we may have to pay substantial damages for past infringement.

        . The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant crosslicenses to our patents.

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

The United States Patent and Trademark Office recently issued two patents that include composition of matter and method of use claims for recombinant (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, is based on recombinant (alpha)-L-iduronidase. We believe that these patents are invalid on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition of matter for recombinant (alpha)-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. Nonetheless, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of Aldurazyme in the United States.

The patent holder has granted an exclusive license for products relating to these patents to one of our competitors. If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the United States unless we can obtain a sublicense from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

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

Our manufacturing processes may not meet initial expectations and we may encounter problems with any of the following measurements of performance if we attempt to increase the scale or size or improve the commercial viability of our manufacturing processes:

        . design, construction and qualification of manufacturing facilities that meet regulatory requirements;

        . schedule;

        . reproducibility;

        . production yields;

        . purity;

        . costs;

        . quality control and assurance systems;

        . shortages of qualified personnel; and

        . compliance with regulatory requirements.

Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive. We cannot know with certainty how long it might take to make improvements if it becomes necessary to do so. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

The availability of suitable contract manufacturing at scheduled or optimum times is not certain. The cost of contract manufacturing is greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to yield equivalent margins.

The manufacture of Neutralase involves the fermentation of a bacterial species. We have never used a bacterial production process for the production of any commercial product. IBEX Technologies Inc., from which we acquired Neutralase, had contracted with a third party for the manufacture of the Neutralase used in prior clinical trials.

We have built-out approximately 51,800 square feet at our Novato facilities for manufacturing capability for Aldurazyme and Aryplase including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that the manufacturing process of all of our new drug products, including Aryplase and Neutralase, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at acceptable cost. Even if we can establish the necessary capacity, we cannot be certain that manufacturing costs will be commercially reasonable, especially if contract manufacturing is employed or if third-party reimbursement is substantially lower than expected.

In order to achieve our product cost targets, we must develop efficient manufacturing processes either by:

        . improving the product yield from our current cell lines, colonies of cells which have a common genetic makeup;

        . improving the manufacturing processes licensed from others; or

        . developing more efficient, lower cost recombinant cell lines and production processes.

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

If we are unable to create marketing and distribution capabilities or to enter into agreements with third parties to do so, our ability to generate revenues will be diminished.

If we cannot increase capabilities either by developing our own sales and marketing organization or by entering into agreements with others, we may be unable to successfully sell our products. If we are unable to effectively sell our drug products, our ability to generate revenues will be diminished.

Under our joint venture with Genzyme, Genzyme is responsible for marketing and distributing Aldurazyme. We cannot guarantee that we will be able to establish sales and distribution capabilities or that the joint venture, any future collaborators or we will successfully sell any of our drug products.

With our acquisition of Neutralase from IBEX Technologies Inc., we have an enzyme product that has a significantly larger potential patient population than Aldurazyme and Aryplase and will be marketed and sold to different target audiences with different therapeutic and financial requirements and needs. As a result, we will be competing with other pharmaceutical companies with experienced and well-funded sales and marketing operations targeting these specific physician and institutional audiences. We may not be able to create our own sales and marketing force or of a size that would allow us to compete with these other companies. If we elect to enter into third-party marketing and distribution agreements in order to sell into these markets, we may not be able to enter into these agreements on acceptable terms, if at all. If we cannot compete effectively in these specific physician and institutional markets, it would adversely affect sales of Neutralase.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other milestones, such as the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. These estimates, some of which are included in this prospectus, are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control.

If we fail to manage our growth or fail to recruit and retain personnel, our product development programs may be delayed.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. We have entered into a joint venture with Genzyme. If we receive FDA and/or foreign government approval to market Aldurazyme, the joint venture will be required to devote additional resources to support the commercialization of Aldurazyme.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Fredric D. Price, our Chairman and Chief Executive Officer, or Emil D. Kakkis, M.D., Ph.D., our Senior Vice President of Scientific Affairs or Christopher M. Starr, Ph.D., our Senior Vice President for Research and Development, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While Mr. Price, Dr. Kakkis and Dr. Starr are parties to employment agreements with us, we cannot guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. We cannot be certain that we will continue to attract and retain qualified personnel necessary for the development of our business.

If we fail to effectively integrate the recently acquired Neutralase and Phenylase programs and those acquired from Synapse Technologies, Inc. into our current operations, the efficient execution of these product programs could be delayed and our operating and research and development expenditures could increase beyond anticipated levels.

Our recent acquisition of assets from IBEX Technologies Inc., including the Neutralase and Phenylase product programs and from Synapse Technologies, Inc., will need to be integrated with our current operations. This will include several technical and administrative challenges, including managing the information transfer, integrating certain of our former technical staff members at Ibex and Synapse into our research and development structure and managing multiple operations in different countries. If we do not accomplish this integration effectively, our programs could be delayed and our operating and research and development expenditures could increase beyond anticipated levels. Additionally, the integration could require a significant time commitment from our senior management.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme. We have obtained insurance against product liability lawsuits for the clinical trials for Aryplase and Vibrilase. We may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase and Vibrilase for which the joint venture's or our insurance coverages are not adequate. We cannot be certain that if Aldurazyme, Aryplase or Vibrilase receives FDA approval, the product liability insurance the joint venture or we will need to obtain in connection with the commercial sales of Aldurazyme, Aryplase or Vibrilase will be available in meaningful amounts or at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our earnings and financial condition.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

        . progress of Aldurazyme, Neutralase, Aryplase and our other lead drug products through the regulatory process, especially regulatory actions in the United States related to Aldurazyme;

        . results of clinical trials, announcements of technological innovations or new products by us or our competitors;

        . government regulatory action affecting our drug products or our competitors' drug products in both the United States and foreign countries;

        . developments or disputes concerning patent or proprietary rights;

        . general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

        . economic conditions in the United States or abroad;

        . actual or anticipated fluctuations in our operating results;

        . broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate; and

        . changes in company assessments or financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange's SWX New Market. Listing on both exchanges may increase stock price volatility due to:

        . trading in different time zones;

        . different ability to buy or sell our stock;

        . different market conditions in different capital markets; and

        . different trading volume.

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

Our directors and officers control approximately 28% of the outstanding shares of our common stock. Glyko Biomedical Ltd. owns approximately 22% of the outstanding shares of our capital stock. The president and chief executive officer of Glyko Biomedical and a significant shareholder of Glyko Biomedical serve as two of our directors. As a result, due to their concentration of stock ownership, directors and officers, if they act together, may be able to control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

        . The election of all directors;

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

Item 2.   Properties

We are currently leasing a total of seven buildings. Five of our buildings are located in Novato, California, each within a half-mile radius. The five buildings, each named for the streets on which they are located, are:

         o     Bel Marin Keys facility

         o     Galli Drive facility

         o     Pimentel Court facility

         o     79 Digital Drive facility

         o     95 Digital Drive facility

The sixth building is located in Torrance, California and is currently being subleased until the lease expires in August 2002. The seventh building is located in Montreal, Ontario, Canada, which we sublease from IBEX Technologies, Inc. for our research and development efforts relating to Neutralase and Phenylase. The Montreal sublease expires in October 2002.

The Bel Marin Keys facility houses administrative staff and a clinical production laboratory. It consists of approximately 13,400 square feet. The lease expires in May 2004. We have an option to extend the lease for one additional three-year period.

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

Our 79 Digital Drive facility leased commencing in late 2001 provides warehousing support for our entire organization. Its primary focus is to provide controlled access warehousing and the required segregation and testing of all cGMP raw materials used in our manufacturing operations. In addition, 79 Digital serves as the primary shipping, receiving and storage point for all other materials used throughout our entire organization.

The 95 Digital Drive facility, 34,000 rentable square feet, is planned to house research and process development functions. The building shell has been completed. Development of internal laboratory space is on hold until at least 2002. When fully developed, it will consist of approximately 42,000 square feet. The lease expires in November 2009.

Our administrative office space is expected to be adequate until the end of 2002, at which time we may add additional office space. We may need to supplement our production facilities' capacity if the market penetration rates are such that the output from our facilities would be less than the markets' demands. Based on the timelines for Neutralase and Vibrilase, we will have to develop, purchase from third parties, or enter into agreements with third parties for contact manufacturing for these products for production of clinical materials, beginning in 2002. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop in-house manufacturing capability.

Item 3.  Legal Proceedings

We have no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters

As of July 1999, our common stock has been listed on the Nasdaq National Market and the Swiss New Market SWX under the symbol "BMRN". The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by Nasdaq National Market.

                                                                Prices
  Year                        Period                     High             Low



  2000                     First Quarter                $41.25          $11.00
  2000                    Second Quarter                $30.38          $16.00
  2000                     Third Quarter                $21.86          $15.75
  2000                    Fourth Quarter                $18.50          $15.75
  2001                     First Quarter                $13.25           $6.56
  2001                    Second Quarter                $13.29           $7.50
  2001                     Third Quarter                $13.74           $8.07
  2001                    Fourth Quarter                $14.40           $8.65


On March 15, 2002, the last reported sale price on the Nasdaq National Market for our common stock was $10.55. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of March 15, 2002, there were 80 holders of record of 52,447,402 outstanding shares of our common stock. Additionally, on such date options to acquire 7,573,124 shares of our common stock and warrants to acquire 752,427 shares of our common stock were outstanding.

Unregistered Securities

On October 31, 2001, we issued 814,647 shares of common stock to IBEX Technologies Inc. and its subsidiaries as partial consideration for our purchase of the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including Neutralase and Phenylase). These shares were issued pursuant to an exemption from registration under Section 4(2), of the Securities Act of 1933. These shares were appropriately legended to indicate that the shares may not be resold unless registered under the Securities Act or an exemption from registration is available. We have since registered these shares for resale through a registration statement on Form S-3.

Item 6. Selected consolidated financial data (in thousands, except per share data)

The selected consolidated financial data set forth below contain only a portion of our financial statement information and should be read in conjunction with the Consolidated Financial Statements of BioMarin Pharmaceutical Inc. and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All financial data presented in thousands, except per share data.

We derived the statement of operations data for the interim period from March 21, 1997 through December 31, 1997 and the years ended December 31, 1998, 1999, 2000 and 2001 and balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 from audited financial statements. Historical results are not necessarily indicative of results that we may expect in the future.


                                                    Period from
                                                   March 21, 1997
                                                   (inception) to
                                                    December 31,                     Year ended December 31,
                                                ----------------------------------------------------------------------------
Consolidated statements
of operations data:                                      1997              1998         1999          2000          2001
----------------------------------------------- ----------------------------------------------------------------------------
                                                                          (in thousands, except for per share data)

Revenues                                                  $    --         $    854      $ 5,300      $ 9,714      $ 11,699
   Operating costs and expenses:

    Research and development                                1,914           10,288       26,341       34,459        45,283
    General and administrative                                914            3,146        4,757        6,507         6,718
    In-process research and development                                                                             11,647
    Facility closure                                           --               --           --        4,423
                                                           ------           ------       ------       ------       -------
        Total operating costs and expenses                  2,828           13,434       31,098       45,389        63,648
                                                           ------           ------       ------       ------       -------
Loss from operations                                       (2,828)         (12,580)     (25,798)     (35,675)      (51,949)
Interest income                                                65              685        1,832        2,979         1,871
Interest expense                                               --               --         (732)          (7)          (17)
Equity in loss of joint venture                                --              (47)      (1,673)      (2,912)       (7,333)
                                                           ------           ------       ------       ------       -------
Net loss continuing operations                             (2,763)         (11,942)     (26,371)     (35,615)      (57,428)
Loss from discontinued operations                               -             (372)      (1,701)      (1,749)       (2,266)
Loss from disposal of discontinued operations                   -                -            -            -        (7,912)
                                                           ------           ------      -------       ------       -------
Net loss                                                  $(2,763)        $(12,314)    $(28,072)    $(37,364)     $(67,606)
                                                           ======           ======      =======       ======       =======


Net loss per share, basic and diluted
   Loss from continued operations                          $(0.34)          $(0.53)      $(0.88)      $(0.99)       $(1.40)
                                                           ======           ======       ======       =======       =======
   Loss from discontinued operations                        $   -           $(0.02)      $(0.06)      $(0.05)      $ (0.06)
                                                           ======           ======       ======       =======       =======
   Loss on disposal of discontinued operations              $   -           $    -       $    -       $    -       $ (0.19)
                                                           ======           ======       ======       =======       =======
   Net loss                                                $(0.34)          $(0.55)      $(0.94)      $(1.04)      $ (1.65)
                                                           ======           ======       ======       =======       =======

Weighted average common shares outstanding                  8,136           22,488       29,944       35,859        41,083
                                                           ======           ======       ======       =======       =======

                                                                                   December 31,
                                                  -------------------- -----------------------------------------------------
Consolidated                                                1997            1998         1999          2000         2001
balance sheet data:
------------------------------------------------- -------------------- ------------ ------------ ------------ --------------

Cash, cash equivalents and short-term                     $6,888          $11,389      $62,986       $40,201       $131,097
investments
Total current assets                                       7,507           12,819       66,422        44,541        136,783
Total assets                                               7,653           31,510      103,549        76,933        171,811
Long-term liabilities                                         --              110           85            56          3,961
Total stockholders' equity                                 7,380           29,394       98,377        69,994        159,548
---------------------------


See notes to our consolidated financial statements incorporated by reference in this prospectus for a description of the number of shares used in the computation of the net loss per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and their notes appearing elsewhere in this document.

Overview

We develop enzyme therapies to treat serious, life-threatening diseases and conditions. We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, including MPS I, MPS VI and PKU, as well as other critical care situations such as cardiovascular surgery and serious burns. Our product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies. We focus on conditions with well-defined patient populations, including genetic diseases, which require chronic therapy.

Our lead product candidate, Aldurazyme, which recently completed a Phase 3 trial, is being developed for the treatment of Mucopolysaccharidosis I (MPS I) disease. We are developing our second product candidate, Neutralase, for reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery and angioplasty. In addition to Aldurazyme and Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. These include Aryplase for the treatment of MPS VI, Vibrilase, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy, and other enzyme product candidates, currently in preclinical development for genetic and other diseases.

Results of Operations

In February 2002, we decided to close the carbohydrate analytical business portion of our wholly owned subsidiary, Glyko, Inc., which provided all of Glyko, Inc.'s revenues. The decision to close Glyko, Inc. has resulted in the operations of Glyko Inc. being classified as discontinued operations in our consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in our consolidated balance sheets. In addition, we have segregated the operating results in our consolidated statements of operations and have segregated cash flows from discontinued operations in our consolidated statements of cash flows.

Years Ended December 31, 2001 and 2000

For the years ended December 31, 2001 and 2000, revenues were $11.7 million and $9.7 million, respectively. Revenues from our joint venture with Genzyme were $11.3 million and $9.7 million, and other revenues were $0.4 million and zero representing grant revenues for the years ended December 31, 2001 and 2000, respectively. The increase in joint venture revenues in 2001 was primarily the result of increased manufacturing activities in support of our Phase 3 clinical trial and our Phase 1 and Phase 3 extension studies, increased regulatory, clinical and plant and process validation efforts in preparation for a BLA that will be filed as soon as possible.

Research and development expenses increased to $45.3 million in 2001 from $34.5 million in 2000. The major factors in the growth of research and development expenses include increased expenses in support of the Aldurazyme joint venture with Genzyme, especially manufacturing, regulatory and clinical requirements, of manufacturing and clinical requirements to support our Phase 1 clinical trial of Aryplase, of the contract manufacturing requirements to support our Phase 1 clinical trial of Vibrilase and the increased manufacturing and research staff, including the scientific staff we assumed in Montreal, Canada in our purchase of the therapeutic assets of IBEX Technologies, Inc. and its subsidiaries in October 2001, to support our product programs. We anticipate research and development expenditures to increase in the future in order to further develop our drug product candidates.

General and administrative expenses increased to $6.7 million in 2001 from $6.5 million in 2000. This increase was primarily due to the costs incurred in 2001 in legal and other fees associated with the potential purchase of all of the outstanding capital stock of Glyko Biomedical Ltd. by us (in exchange for our common stock) anticipated to close in the second quarter of 2002, increased staffing in finance, business development, information systems and purchasing, partially offset by savings due to the elimination of the President position from our executive team. We anticipate general and administrative expenditures to increase in the future relating to the increased headcount and facilities to support the growth of our Company.

In-process research and development represents all of the purchase price of our acquisition of the IBEX therapeutic assets in October 2001 plus related expenses totaling $11.7 million. On October 31, 2001, we purchased from IBEX Technologies Inc. and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including Neutralase and Phenylase) for $10.4 million, consisting of $2 million in cash and $8.4 million in our common stock at $10.218 per share (814,647 shares). In connection with the purchase of the IBEX therapeutic assets, we issued options to purchase 43,861 shares of our common stock. These options were valued using the Black-Scholes option pricing model and the resulting valuation of $291,000 was included as additional purchase price. The purchase agreement includes up to approximately $9.5 million in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs prior to October 31, 2006.

Facility closure in 2000, represents a charge of $4.4 million for the closure of our Carson Street clinical manufacturing facility. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

Interest income decreased by $1.1 million to $1.9 million in 2001 from $3.0 million in 2000 primarily due to the decrease in cash available for investment through most of the 2001 (as our significant follow-on offering occurred in December 2001) and the decrease in interest rates available on short-term investments.

Interest expense for 2001 and 2000 were immaterial. We expect interest expense to increase in future years due to an equipment loan executed for $5.5 million in December 2001.

Our equity in the loss of our joint venture with Genzyme was $7.3 million for 2001 compared to $2.9 million for 2000, as the joint venture conducted a multi-site, placebo-controlled Phase 3 clinical trial of 45 patients which commenced in December 2000 and continued extension studies of the original Phase 1 clinical trial and the Phase 3 clinical trial of Aldurazyme.

Net loss from continuing operations was $57.4 million ($1.40 per share, basic and diluted) and $35.6 million ($0.99 per share, basic and diluted) for 2001 and 2000, respectively.

Loss from discontinued operations relating to the Glyko, Inc. analytics business increased by $0.6 million to $2.3 million in 2001 compared to $1.7 million in 2000 due to the increased sales and production staff in 2001 in an attempt to grow the core analytics business.

Loss from disposal of discontinued operations represents the Glyko, Inc. closure expense of $7.9 million in 2001 consisting primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the initial acquisition of Glyko, Inc. The majority of the Glyko, Inc.
employees will be incorporated into our business and such employees will continue to provide necessary analytic and diagnostic support to the Company's therapeutic products.

Net loss was $67.6 million ($1.65 per share, basic and diluted) and $37.4 million ($1.04 per share, basic and diluted) for 2001 and 2000, respectively.

Years Ended December 31, 2000 and 1999

For the years ended December 31, 2000 and 1999, revenues were $9.7 million and $5.3 million, respectively representing revenues from our joint venture with Genzyme. The increase in joint venture revenues in 2000 was primarily the result of increased manufacturing activities as we began enzyme production in our new Galli Drive manufacturing facility in Novato, California.

Research and development expenses increased to $34.5 million in 2000 from $26.3 million in 1999. Increased expenses in support of the Aldurazyme joint venture with Genzyme, especially manufacturing requirements, and of the Aryplase program were the major factors in the growth of research and development expenses.

General and administrative expenses increased to $6.5 million in 2000 from $4.8 million in 1999. This increase was partially due to tthe increase in staffing and facilities in 2000.

In the first quarter of 2000, we recorded a charge of $4.4 million for the closure of our Carson Street clinical manufacturing facility. The facility was no longer required for the production of Aldurazyme, the initial purpose of the plant, after a decision by the BioMarin/Genzyme LLC joint venture to use our Galli Drive facility for the manufacture of bulk Aldurazyme both for the Phase 3 trial and for the commercial launch of Aldurazyme. This decision was based in part on FDA guidance to use an improved production process, which was installed in the Galli facility, for the clinical trial, for the BLA submission and for the commercial production. The majority of our technical staff at the Carson Street facility transferred to the Galli Drive facility in Novato, California in May 2000. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

Interest income increased to $3.0 million in 2000 from $1.8 million in 1999 primarily due to increased cash reserves resulting from our initial public offering (concurrent with an investment by Genzyme) in July 1999 and funds received from exercise of stock options and warrants.

Interest expense decreased by $0.7 million in 2000 compared to 1999 due to the interest accrued in 1999 from April through July on our convertible notes payable which, along with the accrued interest converted into our common stock issued to note holders concurrent with our initial public offering.

Our equity in the loss of our joint venture with Genzyme was $2.9 million for 2000 compared to $1.7 million for 1999, as the joint venture continued the original clinical trial of Aldurazyme and began a Phase 3 clinical trial.

Net loss from continuing operations was $35.6 million ($0.99 per share, basic and diluted) and $26.4 million ($0.88 per share, basic and diluted) for 2000 and 1999, respectively.

Loss  from   discontinued   operations  was  $1.7  million  for  2000  and  1999
representing the Glyko, Inc. analytics business.

The net loss was $37.4 million ($1.04 per share, basic and diluted) and $28.1 million ($.94 per share, basic and diluted) for 2000 and 1999, respectively.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes, equipment financing and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $286 million. We were initially funded by an investment from GBL. We have since raised additional capital from the sale of our common stock in both public and private offerings and the sale of our other securities, all of which have since converted into common stock.

Our combined cash, cash equivalents and short-term investments totaled $131.1 million at December 31, 2001 an increase of $90.9 million from $40.2 million at December 31, 2000. The primary uses of cash during the year ended December 31, 2001 were to finance operations, fund the joint venture, purchase leasehold improvements and equipment and purchase the therapeutic assets of IBEX. The primary sources of cash during the year were:

 o the issuance of common stock in a follow-on offering in December 2001 netting us approximately $90.4 million;
 o the issuance of common stock in a private placement in May 2001 netting us approximately $41.6 million;
 o the issuance of common stock to Acqua Wellington and its affiliates during 2001 pursuant to our agreement with Acqua Wellington, including their participation in our private placement, netting us, in the aggregate, approximately $14.2 million;
 o equipment financing of $5.5 million; and
 o the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan and the 1998 Director Plan and pursuant to our Employee Stock Purchase Plan, the aggregate exercise price of which totaled approximately $1.6 million.

For the year ended December 31, 2001, operations used $23.1 million, we invested $18.2 million in the joint venture (which was consumed in joint venture operations), we purchased $17.8 million of leasehold improvements and equipment and we purchased the therapeutic assets of IBEX in exchange for our common stock plus $3 million in cash and out of pocket expenses.

From our inception through December 31, 2001, we have purchased approximately $51.1 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increase manufacturing capacity.

We have made and plan to make substantial commitments to capital projects, including developing new research and development facilities and expanding our administrative and support offices.

In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme has committed to pay us an additional $12.1 million upon approval of the BLA for Aldurazyme.

On May 16, 2001, we sold 4,763,712 shares of our common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share and received net proceeds of approximately $41.6 million. Also, on May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction; we received net proceeds of approximately $1 million.

In August 2001, we signed an amended agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in us. The agreement allows for the purchase of up to $27.7 million (approximately 2,500,000 shares). Under the terms of the agreement, we will have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price. The maximum amount that we may request to be bought in any one month is dependent upon the market price of the stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition, we may, at our discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. During 2001, Acqua Wellington purchased 1,344,194 shares for $13.5 million ($13.2 million net of issuance costs). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us.

On December 13, 2001, we completed a follow-on public offering of our common stock. In the offering, we sold 8,050,000 shares, including 1,050,000 shares to cover over-allotments, at a price to the public of $12.00 per share. The net proceeds to us were approximately $90.4 million.

During December 2001, we entered into three separate agreements with General Electric Capital Corporation for secured loans totaling $5.5 million. The notes bear interest (ranging from 9.1% to 9.31%) and are secured by certain manufacturing and laboratory equipment. Additionally, one of the agreements is subject to a covenant that requires us to maintain a minimum unrestricted cash balance of $25 million. Should the unrestricted cash balance fall below $25 million, the note is subject to prepayment, including prepayment penalties ranging from 1% to 4%.

The net proceeds from any sales of our common stock or equipment financing will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with our lead clinical programs including Aldurazyme for MPS I, Neutralase for heparin reversal, Aryplase for MPS VI and Vibrilase for burn wounds. In addition, net proceeds may also be used for research and development of other pipeline products, building of our supporting infrastructure, and other general corporate purposes.

We expect our current funds to last through 2003.

We do not expect to generate positive cash flow from operations at least until 2004 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

   .   Preclinical studies and clinical trials

   .   Process development, including quality systems for product manufacture

   .   Regulatory processes in the United States and international jurisdictions

   .   Clinical and commercial scale manufacturing capabilities

   .   Expansion of sales and marketing activities

Until we can generate sufficient levels of cash from our operations, we expect to continue our operations through the expenditure of our current cash, cash equivalents and short-term investments and possibly supplement our cash, cash equivalents and short-term investments through:

   .   The sale of equity securities;

   .   Equipment-based financing; and

   .   Collaborative agreements with corporate partners.

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

Our future capital requirements will depend on many factors, including, but not limited to:

   . The progress, timing and scope of our preclinical studies and clinical trials

   .   The time and cost necessary to obtain regulatory approvals

   . The time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities

   . The time and cost necessary to respond to technological and market developments

   . Any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish

We plan to continue our policy of investing available funds in government, investment grade and interest-bearing securities. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

New Accounting Pronouncements

SFAS No. 141
On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately. We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

SFAS No. 143
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

SFAS No. 144
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for us. We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

Critical Accounting Policies

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of our joint venture agreement with Genzyme, Genzyme and we have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and us on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. We provided $39.3 million in funding to the joint venture from inception through December 31, 2001.

During the years ended December 31, 1999, 2000, 2001 and for the period from March 21, 1997 (inception) through December 31, 2001, we incurred expenses and billed $10.6 million, $19.4 million, $22.6 million and $54.4 million, respectively, for services provided to the joint venture under our Agreement. Of these amounts, $5.3 million, $9.7 million, $11.3 million and $27.2 million, respectively, or 50 percent, was recognized as revenue in accordance with our policy of recognizing revenue to the extent that research and development costs billed to the joint venture have been funded by Genzyme. At December 31, 2000, and 2001, we had receivables of $1.8 million and $3.1 million, respectively, related to these billings.

We account for our investment in the joint venture using the equity method. Accordingly, we record a reduction in our investment in the joint venture for our 50 percent share of the loss of the joint venture. The percentage of the costs incurred by us and billed to the joint venture that are funded by us (50 percent), is recorded as a credit to our equity in the loss of the joint venture.

Discontinued Operations - The decision to close Glyko, Inc. has resulted in the operations of Glyko Inc. being classified as discontinued operations in our consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in our consolidated balance sheets as of December 31, 2000 and 2001. In addition, we have segregated the operating results in our consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001; and have segregated cash flows from discontinued operations in our consolidated statements of cash flows for the same periods. The notes to our consolidated financial statements reflect the classification of Glyko Inc. operations as discontinued operations.

The loss on disposal of discontinued operations included in our consolidated statement of operations reflects certain adjustments required at December 31, 2001 primarily to record an impairment reserve against the unamortized goodwill related to Glyko, Inc. of approximately $7.8 million.

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc. in 1998, we recorded intangible assets of $11.7 million. Additional intangible assets of $891,000 were recorded in connection with the acquisition by Glyko, Inc. of the key assets of the bio-chemical research reagent division of Oxford GlycoSciences Plc. (OGS), a company not related to Glyko, Inc. During 2000, we revised our estimate of the useful life of these intangible assets downward to 7 years; the effect of this change increased amortization expense in 2000. We recorded an impairment reserve against the unamortized balance of $7.8 million at December 31, 2001 as a result of our decision to close the business.

Impairment of Long-Lived Assets--We regularly review long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Income taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. For all periods presented, we have recorded a full valuation allowance against our net deferred tax asset. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. By policy, we place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value for our investment portfolio. The carrying value approximates fair value at December 31, 2001.

Investment portfolio:
                                                  Carrying value
                                                 (in $ thousands)

Cash and cash equivalents......................  $ 12,528
Short-term investments.........................   118,569*
                                                 --------
Total..........................................  $131,097
                                                 ========

* 19% invested in A1/P1 rated commercial paper and 81% in United States agency securities.

Item 8.           Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F1 to F19 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


Not applicable.

                                    Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons

   We incorporate information regarding our directors and executive officers into this section by reference from sections captioned "Election of Directors" and "Executive Officers" in the proxy statement for our 2002 annual meeting of stockholders.

Item 11.  Executive Compensation

   We incorporate information regarding our directors and executive officers into this section by reference from the section captioned "Executive Compensation" in the proxy statement for our 2002 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   We incorporate information regarding our directors and executive officers into this section by reference from the section captioned "Security Ownership of Certain Beneficial Owners" in the proxy statement for our 2002 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions

   We incorporate information regarding our directors and executive officers into this section by reference from the section captioned "Interest of Insiders in Material Transactions" in the proxy statement for our 2002 annual meeting of stockholders.

                                     Part IV

Item 14.  Exhibits, List and Reports on Form 8-K

(a) Documents are filed as exhibits to this report as enumerated in the Index to Exhibits hereto, Part V Item I.

(b) Reports on Form 8-K


On October 10, 2001, we filed a Current Report on Form 8-K regarding the announcement of our definitive agreement with IBEX Technologies Inc. relating to the acquisition of the rights to all IBEX pharmaceutical assets.

On October 26, 2001, we filed a Current Report on Form 8-K regarding the announcement of our financial results for the quarter ended September 30, 2001.

On November 2, 2001, we filed a Current Report on Form 8-K regarding the results of our Phase III trial of Aldurazyme for the treatment of MPS I.

On November 2, 2001, we filed a Current Report on Form 8-K regarding the completion of our acquisition of the rights to all of the pharmaceutical assets of IBEX Technologies Inc. This Current Report was subsequently amended and restated on November 14, 2001 and again on January 15, 2002.

On December 17, 2001, we filed a Current Report on Form 8-K regarding the announcement of the completion of our public offering of 8,050,000 shares of our common stock.

                                     Part V


Item 1.
-------------- -----------------------------------------------------------------------------------------------
EXHIBIT                                           DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------------------------------------
2.1**          Canadian Asset Purchase Agreement dated October 9, 2001 by and among the Company, BioMarin
               Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX
               Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on December 26, 2001 as Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
2.2**          United States Asset Purchase Agreement dated October 9, 2001 by and among the Company,
               BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies
               LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the
               Commission on November 6, 2001 as Exhibit 10.2 to the Registrant's Registration Statement on
               Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
2.3            Amendment to Canadian Asset Purchase Agreement dated October 31, 2001 by and among the
               Company, BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX
               Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D
               Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.3 to the
               Registrant's Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
2.4            Amendment to United States Asset Purchase Agreement dated October 31, 2001 by and among the
               Company, BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX
               Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., and IBEX
               Technologies Delaware Corp., previously filed with the Commission on November 6, 2001 as
               Exhibit 10.4 to the Registrant's Registration Statement on Form S-3 (Registration No.
               333-72866), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
2.5*           Acquisition Agreement for a Plan of Arrangement by and among the Company, BioMarin
               Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002.
-------------- -----------------------------------------------------------------------------------------------
3.1            Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware
               Corporation, previously filed with the Commission on July 6, 1999 as Exhibit 3.1 to the
               Company's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701),
               which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
3.2*           Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation.
-------------- -----------------------------------------------------------------------------------------------
10.1           Form of Indemnification Agreement for Directors and Officers, previously filed with the
               Commission on May 4, 1999 as Exhibit 10.1 to the Company's Registration Statement on Form S-1
               (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.2           1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.3           1998 Director Option Plan and forms of agreements thereunder, previously filed with the
               Commission on May 4, 1999 as Exhibit 10.3 to the Company's Registration Statement on Form S-1
               (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.4           1998 Employee Stock Purchase Plan and forms of
               agreements thereunder, previously filed with the Commission on
               May 4, 1999 as Exhibit 10.4 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.5           Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors named therein, previously filed with the Commission on May 4, 1999 as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.6           Amended and Restated Founder's Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits, previously filed with the Commission on May 4, 1999 as
               Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No.
               333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.7           Amended and Restated Founder's Stock Purchase
               Agreement with Dr. Christopher M. Starr dated as of October 1,
               1997 with exhibits, previously filed with the Commission on May
               4, 1999 as Exhibit 10.7 to the Company's Registration Statement
               on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------

-------------- -----------------------------------------------------------------------------------------------
10.8           Employment Agreement with Fredric D. Price dated December 22, 2000, previously filed with the
               Commission on January 11, 2001 as Exhibit 10.1 to the Company's Amendment No. 1 to
               Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.9           Employment Agreement with Dr. Christopher M. Starr dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.10          Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.11          Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.12          Employment Agreement between Brian K. Brandley, Ph.D. and Glyko, Inc. dated February 22,
               1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.14 to the
               Company's Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.13          Employment Agreement with Robert Baffi dated April 20,
               2000, previously filed with the Commission on March 20, 2001 as
               Exhibit 10.29 to the Company's Annual Report on Form 10-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.14**        License Agreement with W.R. Grace & Co. effective January 1, 2001, previously filed with the
               Commission on May 10, 2001 as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q,
               which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.15**        Grant Terms and Conditions Agreement with Harbor-UCLA
               Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission July 21, 1999 as Exhibit
               10.17 to the Company's Amendment No. 3 to Registration Statement
               on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.16**        License Agreement with Women's and Children's Hospital, Adelaide, Australia dated August 14,
               1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company's
               Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.17          Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.18*         Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard.
-------------- -----------------------------------------------------------------------------------------------
10.19          Standard NNN Lease dated June 25, 1998 for 46 Galli Drive, previously filed with the
               Commission on May 4, 1999 as Exhibit 10.20 to the Company's Registration Statement on Form
               S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.20*         First Amendment to Lease dated April 14, 2000 for 46 Galli Drive.
-------------- -----------------------------------------------------------------------------------------------
10.21          Standard Industrial Commercial Single-Tenant Lease
               dated May 29, 1998 for 95 Digital Drive (formerly referred to as
               110 Digital Drive), as amended, previously filed with the
               Commission on May 4, 1999 as Exhibit 10.21 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-77701),
               which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.22*         Agreement of Sublease dated July 27, 2001 for 79 Digital Drive.
-------------- -----------------------------------------------------------------------------------------------
10.23          Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company's Amendment No. 3 to
               Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------


-------------- -----------------------------------------------------------------------------------------------
10.24          Operating Agreement with Genzyme Corporation, previously filed with the Commission on July
               21, 1999 as Exhibit 10.30 to the Company's Amendment No. 2 to Registration Statement on Form
               S-1 (Registration No. 333-77701), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.25          Common Stock Purchase Agreement between the Company. and Acqua Wellington North American
               Equities Fund, Ltd. dated January 26, 2001, previously filed with the Commission on January
               29, 2002 as Exhibit 10.2 to the Company's Amendment No. 2 to Registration Statement on Form
               S-3 (Registration No. 333-48800), which is incorporated herein by reference.
-------------- -----------------------------------------------------------------------------------------------
10.26*         Second Amended and Restated Agreement for Plan of Arrangement by and among the Company,
               BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002.
-------------- -----------------------------------------------------------------------------------------------
21.1*          List of Subsidiaries.
-------------- -----------------------------------------------------------------------------------------------
23.1*          Consent of Independent Public Accountants.
-------------- -----------------------------------------------------------------------------------------------
24.1*          Power of Attorney (Included in Signature Page)
-------------- -----------------------------------------------------------------------------------------------
99.1*          Letter from the Company to the SEC pursuant to Temporary Note 3T
-------------- -----------------------------------------------------------------------------------------------


*      Filed herewith

**    This exhibit has been granted confidential treatment

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BioMarin Pharmaceutical Inc.

Dated:   March 25, 2002                    By:  /s/ Fredric D. Price
----------------------------------              ----------------------------
                                                Fredric D. Price
                                                Chairman, Chief Executive
                                                Officer and Director


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fredric D. Price, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date

/s/ Fredric D. Price                                            March 25, 2002
-----------------------------------                             --------------
Fredric D. Price                    Chairman, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

/s/ Kim R. Tsuchimoto-Evans                                     March 25, 2002
-----------------------------------                             --------------
Kim R. Tsuchimoto-Evans             Vice President, Controller
                                   (Principal Accounting Officer)

/s/  Grant W. Denison, Jr.                                      March 25, 2002
-----------------------------------                             --------------
Grant W. Denison, Jr.               Director

/s/ Phyllis I. Gardner, M.D.                                    March 25, 2002
-----------------------------------                             --------------
Phyllis I. Gardner, M.D.            Director

/s/ Erich Sager                                                 March 25, 2002
-----------------------------------                             --------------
Erich Sager                         Director

/s/ Gwynn R. Williams                                           March 25, 2002
-----------------------------------                             --------------
Gwynn R. Williams                   Director

                          INDEX TO FINANCIAL STATEMENTS

BioMarin Pharmaceutical Inc. Financial Statements

Report of Independent Public Accountants                     F1
Consolidated Balance Sheets                                  F2
Consolidated Statements of Operations                        F3
Consolidated Statements of Changes in Stockholders' Equity   F4
Consolidated Statements of Cash Flows                        F7
Notes to Consolidated Financial Statements                   F8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 2000, and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and Subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for the years ended December 31, 1999, 2000, and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                    /s/ Arthur Andersen LLP


San Francisco, California
February 21, 2002

                                       F1

                           BioMarin Pharmaceutical Inc. and Subsidiaries
                                   (a development-stage company)

                    Consolidated Balance Sheets as of December 31, 2000 and 2001

                        (In thousands, except for share and per share data)

                                                                         December 31,
                                                          -------------------------------------------
                                                                       2000                  2001
                                                          --------------------- ---------------------
Assets
Current assets:
 Cash and cash equivalents                                 $          16,530     $         12,528
 Short-term investments                                               23,671              118,569
 Due from BioMarin/Genzyme LLC                                         1,799                3,096
 Current assets of discontinued operations
  of Glyko, Inc.                                                         918                  668
 Other current assets                                                  1,623                1,922
                                                          --------------------- ---------------------
  Total current assets                                                44,541              136,783
Property and equipment, net                                           20,715               32,560
Investment in BioMarin/Genzyme LLC                                     1,482                1,145
Note receivable from officer                                              -                   889
Non-current assets of discontinued operations
 of Glyko, Inc.                                                        9,862                   -
Deposits                                                                 333                  434
                                                          --------------------- ---------------------
  Total assets                                             $          76,933     $        171,811
                                                          ===================== =====================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                          $           4,647     $          4,284
 Accrued liabilities                                                   1,951                2,198
 Current liabilities of discontinued operations
  of Glyko, Inc.                                                         258                  229
 Current portion of capital lease obligations                             -                    66
 Short term portion of notes payable                                      27                1,525
                                                          --------------------- ---------------------
  Total current liabilities                                            6,883                8,302
Long-term liabilities:
 Long term portion of notes payable                                       56                3,864
 Long term portion of capital lease obligations                           -                    97
                                                          --------------------- ---------------------
  Total liabilities                                                    6,939               12,263
                                                          --------------------- ---------------------

Commitments and Contingencies (note 8)
Stockholders' equity:
 Common stock, $0.001 par value: 75,000,000 shares
  authorized, 36,921,966 and 52,402,355 shares
  issued and outstanding at December 31, 2000
  and 2001, respectively                                                  37                   52
 Additional paid-in capital                                          153,940              305,230
 Warrants                                                                 -                 5,134
 Deferred compensation                                                (1,530)                (699)
 Notes receivable from stockholders                                   (1,940)              (2,037)
 Foreign currency translation adjustment                                  -                   (13)
 Deficit accumulated during the development stage                    (80,513)            (148,119)
                                                          -------------------------------------------
  Total stockholders' equity                                          69,994              159,548
                                                          -------------------------------------------
  Total liabilities and stockholders' equity               $          76,933     $        171,811
                                                          ===========================================

                  The accompanying notes are an integral part of these statements.


                                       F2

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)
                    Consolidated Statements of Operations for
            the Years Ended December 31, 1999, 2000 and 2001 and for
         the Period from March 21, 1997 (inception) to December 31, 2001

                      (In thousands, except per share data)

                                                                                                       Period from
                                                                                                     March 21, 1997
                                                                      December 31,                   (inception) to
                                                    ------------------------------------------------   December 31,
                                                          1999            2000             2001            2001
                                                    ---------------  --------------   --------------  -------------
Revenues:
      BioMarin/Genzyme LLC                                    5,300            9,714           11,330       27,198
      Other revenues                                              -                -              369          369
                                                     ---------------  --------------   --------------  -------------
           Total revenues                                     5,300            9,714           11,699       27,567
                                                     ---------------  --------------   --------------  -------------
Operating costs and expenses:
      Research and development                               26,341           34,459           45,283      118,283
      General and administrative                              4,757            6,507            6,718       22,044
      In-process research and development                         -                -           11,647       11,647
      Facility closure                                            -            4,423                -        4,423
                                                     ---------------  --------------   --------------  --------------
           Total operating costs and expenses                31,098           45,389           63,648      156,397
                                                     ---------------  --------------   --------------  --------------
           Loss from operations                             (25,798)         (35,675)         (51,949)    (128,830)

Interest income                                               1,832            2,979            1,871        7,432
Interest expense                                               (732)              (7)             (17)        (756)
Equity in loss of BioMarin/Genzyme LLC                       (1,673)          (2,912)          (7,333)     (11,965)
                                                     ---------------  --------------   --------------  ---------------

           Net loss from continuing operations              (26,371)         (35,615)         (57,428)    (134,119)
Loss from discontinued operations                            (1,701)          (1,749)          (2,266)      (6,088)
Loss from disposal of discontinued operations                      -               -           (7,912)      (7,912)
                                                     ---------------  --------------   --------------  ---------------

           Net loss                                     $  (28,072)      $  (37,364)      $  (67,606)   $ (148,119)
                                                     ===============  ==============   ==============  ===============

Net loss per share, basic and diluted
      Loss from continuing operations                    $   (0.88)       $   (0.99)       $   (1.40)    $   (4.72)
                                                     ===============  ==============   ==============  ===============
      Loss from discontinuing operations                 $   (0.06)       $   (0.05)       $   (0.06)    $   (0.22)
                                                     ===============  ==============   ==============  ===============
      Loss on disposal of discontinued operations        $        -         $     -        $   (0.19)    $   (0.28)
                                                     ===============  ==============   ==============  ===============
      Net loss                                           $   (0.94)       $   (1.04)       $   (1.65)    $   (5.22)
                                                     ===============  ==============   ==============  ===============

Weighted average common shares outstanding                  29,944           35,859           41,083        28,391
                                                     ===============  ==============   ==============  ===============


         The accompanying notes are an integral part of these statements.


                                       F3

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)
       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                                                                                           Deficit
                                                                                          Note    Foreign  Accumulated
                                                      Additional                      Receivable  Currency During         Total
                                         Common Stock   Paid-in   Warrants Deferred      from     Trans-   Development Stockholders'
                                        Shares Amount  Capital    Amount    Comp.     Stockholder lation   Stage       Equity
                                        ------ ------ ----------  -------  --------- ------------ -------- ----------- -------------
Balance at January 1, 2001              36,947    $37   $153,940       -    $(1,530)    $ (1,940)   $   -   $ (80,513)  $    69,994
 Issuance of common stock under ESPP
 on April 30 and October 31, 2001 at
 $9.22 and $9.51 per share,
 respectively                               35      -        288       -          -            -        -           -           288

 Issuance of 1,345 shares of common stock
 to Acqua Wellington for cash in five
 transactions priced from $9.60 to $10.16
 per share net of issuance costs         1,344      1     13,163       -          -            -        -           -        13,164

 Issuance of 4,870 shares of common stock
 and warrants to purchase 753 shares of
 common stock on May 16 and 17, 2001 at
 $9.45 per share, net of issuance costs  4,870      5     37,507   5,134          -            -        -           -        42,646

 Issuance of 814 shares of common stock
 on October 31, 2001 at $10.218 per share
 to purchase certain therapeutic assets
 of IBEX                                   814      1      8,323       -          -            -        -           -         8,324

 Issuance of stock options on October 31,
 2001 in connection with the IBEX
 acquisition                                 -      -        291       -          -            -        -           -           291

 Issuance of 8,050 shares of common stock
 on December 13, 2001 in a public offering
 at $12 per share net of issuance costs  8,050      8     90,363       -          -            -        -           -        90,371

Exercise of common stock options           342      -      1,258       -          -            -        -           -         1,258

Interest accrued on notes receivable         -      -         97       -          -          (97)       -           -             -

Foreign currency translation                 -      -          -       -          -            -      (13)          -           (13)

Amortization of deferred compensation        -      -          -       -        831            -        -           -           831

Net loss                                     -      -          -       -          -            -        -     (67,606)      (67,606)
                                        ------  ------   --------  ------  --------    --------- -------    ----------     ---------
Balance at December 31, 2001            52,402   $ 52   $305,230  $5,134      $(699)     $(2,037)   $ (13)  $(148,119)     $159,548
                                        ======  ======   ========  ======  ========    ========= =======    ==========     =========

                                                    The accompanying notes are an integral part of these statements.

                                       F4

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)
       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1999, 2000 and 2001

                      (In thousands, except per share data)


                                                                                                                   Deficit
                                                                                               Note              Accumulated
                                                     Additional                          Receivable   Foreign      During    Total
                                      Common Stock    Paid-in      Warrants     Deferred   from       Currency   Development  SH's
                                     Shares   Amount  Capital   Shares  Amount   Comp.  Stockholder  Translation    Stage    Equity
                                     ------   ------  -------   ------  ------  ------  ------------ ----------- ----------- ------
Balance at January 1, 2000           34,832    $35   $146,592   802    $128    $(2,591)  $ (2,638)  $        -    (43,149)   $98,377
 Issuance of common stock on April 30,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share      18      -        199     -       -          -          -             -         -       199

 Issuance of common stock on October 31,
  2000 pursuant to the Employee Stock
  Purchase Plan at $11.05 per share      10      -        115     -       -          -           -            -         -       115

 Exercise of common stock options     1,301       1     5,674     -      -          -           -           -          -      5,675

 Exercise of common stock warrants      802       1       929  (802)  (128)         -           -           -          -        802

 Common stock surrendered by stockholders
  for payment of principal and interest (41)      -      (170)     -      -          -         170           -          -         -

 Repayment of notes from stockholders     -       -         -      -      -          -         804           -          -       804

 Interest on notes receivable             -       -       276      -      -          -        (276)          -          -         -

 Amortization of deferred compensation    -       -         -      -      -        1,386       -             -          -     1,386

 Deferred compensation related to stock and
  option issuances, net of terminations  25       -       325      -      -         (325)     -              -          -         -

Net loss                                  -       -         -      -      -            -      -              -    (37,364)  (37,364)
                                      ------   ------  --------   ------ ------   --------   ---------  --------- ---------  -------
Balance at December 31, 2000          36,947   $ 37    $153,940      -    $ -     $(1,530)   $(1,940)   $    -   $(80,513)  $69,994
                                      ======   ====== =========  ====== ======   =========  =========  =========  =========  =======

                                                    The accompanying notes are an integral part of these statements.

                                       F5

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development stage company)

       Consolidated Statements of Changes in Stockholders' Equity for the
                  Years ended December 31, 1999, 2000 and 2001

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

                                       F6

                                     BioMarin Pharmaceutical Inc. and Subsidiaries
                                              (a development-stage company)
                                          Consolidated Statements of Cash Flows
                                 the Years Ended December 31, 1999, 2000 and 2001 and for
                             the Period from March 21, 1997 (inception) to December 31, 2001

                                                      (In thousands)



                                                                                                        Period from March 21,
                                                                        December 31,                    1997 (inception) to
                                                         --------------------------------------------    December 31,
                                                              1999           2000          2001              2001
                                                         ------------------------------------------------------------------
Cash flows from operating activities:
Net loss from continuing operations                     $  (26,371)    $ (35,615)     $  (57,428)       $   (134,119)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  In-process research and development                            -             -          11,647              11,647
  Facility closure                                               -          3,791              -               3,791
  Depreciation                                               4,074          4,347          6,173              14,907
  Amortization of deferred compensation                      1,341          1,386            831               3,761
  Loss from bioMarin/Genzyme LLC                             6,973         12,635         18,509              38,164

 Changes in operating assets and liabilities:
  Due from BioMarin/Genzyme LLC                               (861)          (519)        (1,297)             (3,096)
  Other current assets                                         383           (720)          (299)             (1,266)
  Note receivable from officer                                   -              -           (889)               (889)
  Deposits                                                     (72)          (182)          (101)               (434)
  Accounts Payable                                           1,754          1,552           (363)              4,383
  Accrued liabilities                                        1,326            148            247               2,519
                                                         ------------------------------------------------------------------
  Net cash used in continuing operations                   (11,453)       (13,177)       (22,970)            (60,632)
  Net cash provided by (used in) discontinued operations    (1,487)           444            (95)                749
                                                         ------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                        (22,944)        (3,760)       (17,812)            (51,051)
 Investment in BioMarin/Genzyme LLC                         (6,709)       (13,696)       (18,172)            (39,309)
 Purchase of IBEX therapeutic assets                             -              -         (3,032)             (3,032)
 Purchase (sale) of short-term investments                 (37,597)        15,902        (94,898)           (118,569)
                                                         ------------------------------------------------------------------
  Net cash used in continuing operations                   (67,250)        (1,554)      (133,914)           (211,961)
  Net cash used in discontinued operations                  (1,500)          (163)             -              (1,663)
                                                         ------------------------------------------------------------------
    Net cash used in investing activities                  (68,750)        (1,717)      (133,914)           (213,624)
                                                         ------------------------------------------------------------------
Cash flows from financing activities:
 Net proceeds from sale of common stock, net                69,951              -        133,017             232,823
 Proceeds from issuance of convertible notes                25,615              -              -              25,615
 Net proceeds from Acqua Wellington agreement                    -              -         13,163              13,163
 Proceeds from exercise of common
 stock options and warrants                                    148          6,477          1,258               7,695
 Net proceeds from notes payable                                 -              -          5,505               5,639
 Repayment of notes payable                                    (24)           (28)          (198)               (250)
 Repayment of capital lease obligations                          -              -            (43)                (43)
 Receipts from notes receivable from stockholders                -            804              -                 804
 Issuance of common stock for ESPP, and other                    -            314            288                 602
                                                         ------------------------------------------------------------------
      Net cash provided by financing activities             95,690          7,567        152,990             286,048
                                                         ------------------------------------------------------------------
Effect of foreign currency translation on cash                   -              -            (13)                (13)
                                                         ------------------------------------------------------------------
      Net increase (decrease) in cash                       14,000         (6,883)        (4,002)             12,528

Cash and cash equivalents:
 Beginning of period                                         9,413         23,413         16,530                   -
                                                         ------------------------------------------------------------------
 End of period                                            $ 23,413        $16,530        $12,528             $12,528
                                                         ==================================================================

The accompanying notes are an integral part of these statements.

                                       F7

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                   Notes to Consolidated Financial Statements


1.   NATURE OF OPERATIONS AND BUSINESS RISKS:

BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company specializing in the development of enzyme therapies for debilitating life-threatening chronic genetic diseases and other diseases and conditions. Since March 21, 1997 (inception), the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, BioMarin has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of BioMarin's outstanding common stock being reduced to 22 percent at December 31, 2001.

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

In February 2002, the Company decided to close the carbohydrate analytical business portion of Glyko, Inc. which provided all of Glyko, Inc.'s revenues. Accordingly, the Company recorded a Glyko, Inc. closure expense of $7.9 million in the 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc. The majority of the Glyko, Inc. employees will be incorporated into the BioMarin business and such employees will continue to provide necessary analytic and diagnostic support to the Company's therapeutic products.

The net loss of Glyko, Inc.'s operations is included in the accompanying consolidated statements of operations as loss from discontinued operations. Revenues from Glyko, Inc. for the years ended December 31, 1999, 2000 and 2001 and the period from March 21, 1997 (inception) to December 31, 2001 were $1.7 million, $2.6 million, $2.7 million and $7.4 million respectively.

In September 2001, the Company formed BioMarin Enzymes, Inc. as a wholly-owned subsidiary incorporated in Delaware and BioMarin Pharmaceutical Nova Scotia Company, an unlimited liability company formed in Nova Scotia and a wholly-owned subsidiary of BioMarin Enzymes, Inc. Both entities were formed to purchase the therapeutic assets of IBEX Technologies Inc. and its subsidiaries on October 31, 2001.

On October 31, 2001,  the Company  purchased from IBEX  Technologies  Inc. (TSE:
IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including NeutralaseTM and PhenylaseTM) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 per share (814,647 shares). See also
Note 3.

Through December 31, 2001, the Company had accumulated losses during its development stage of approximately $148.1 million. Based on current plans, management expects to incur further losses at least through 2003. Management believes that the Company's cash, cash equivalents and short-term investment balances at December 31, 2001 will be sufficient to meet the Company's obligations through the end of 2003.

                                       F8

Business Risks - The Company is exposed to the following risks:

o There can be no assurance that the Company's research and development efforts will be successfully completed or that its product candidates will be shown to be safe and effective.

o Certain of the Company's product candidates rely on proprietary technology and patents owned by certain universities and other institutions and licensed to BioMarin. These universities also provide research and development services. Cessation of relationships with these universities could significantly affect the Company's future operations.

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

In addition, the Company is subject to a number of risks, including the need for additional financing, dependence on key personnel, small patient populations, patent protection, significant competition from larger organizations, dependence on corporate partners and collaborators, and expected restrictions on reimbursement, as well as other changes in the healthcare industry.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation--These consolidated financial statements include the accounts of BioMarin and its wholly-owned subsidiaries: Glyko, Inc., BioMarin Enzymes, Inc., BioMarin Nova Scotia and BioMarin Genetics, Inc. All significant intercompany transactions have been eliminated.

Discontinued Operations--The decision to close Glyko, Inc. has resulted in the operations of Glyko Inc. being classified as discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company has segregated the assets and liabilities of the discontinued operations in the accompanying consolidated balance sheets as of December 31, 2000 and 2001. In addition, the Company has segregated the operating results in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001; and has segregated cash flows from discontinued operations in the accompanying consolidated statements of cash flows for the same periods. The notes to the accompanying consolidated financial statements reflect the classification of Glyko Inc. operations as discontinued operations.

The loss on disposal of discontinued operations included in the accompanying consolidated statement of operations reflects certain adjustments required at December 31, 2001 primarily to record an impairment reserve against the unamortized goodwill related to Glyko, Inc. of approximately $7.8 million.

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

Short-Term Investments--The Company records its investments as held-to-maturity. These investments are recorded at amortized cost at December 31, 2001. These securities are comprised mainly of Federal Agency investments, commercial paper and bank certificates of deposit.

                                       F9

Investment in BioMarin/Genzyme LLC and Related Revenue - Under the terms of the Company's joint venture agreement with Genzyme (see note 10), the Company and Genzyme have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. BioMarin provided $39.3 million in funding to the joint venture from inception through December 31, 2001.

During the years ended December 31, 1999, 2000, 2001 and for the period from March 21, 1997 (inception) through December 31, 2001, the Company incurred expenses and billed $10.6 million, $19.4 million, $22.6 million and $54.4 million, respectively, for services provided to the joint venture under the Agreement. Of these amounts, $5.3 million, $9.7 million, $11.3 million and $27.2 million, respectively, or 50 percent, was recognized as revenue in accordance with the Company's policy of recognizing revenue to the extent that research and development costs billed to the joint venture have been funded by Genzyme. At December 31, 2000, and 2001, the Company had receivables of $1.8 million and $3.1 million, respectively, related to these billings.

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records a reduction in its investment in the joint venture for its 50 percent share of the loss of the joint venture. The percentage of the costs incurred by the Company and billed to the joint venture that are funded by the Company (50 percent), is recorded as a credit to the Company's equity in the loss of the joint venture.


The following table summarizes the components of the Company's recorded equity in loss of BioMarin/Genzyme LLC (in thousands):

                                                                                          March 21, 1997
                                                                                          (inception) to
                                                       Years ended December 31,         December 31, 2001
                                                  ------------------------------------ ---------------------
                                                  ---------- ------------ ------------
                                                    1999        2000         2001
                                                  ---------- ------------ ------------

50 percent of joint venture net loss              $(6,973)   $(12,643)    $(18,663)            $(39,163)
50 percent of services billed by the
 Company to joint venture                           5,300       9,731       11,330               27,198
                                                  ---------- ------------ ------------ ---------------------
                                                  $(1,673)   $ (2,912)   $  (7,333)            $(11,965)
                                                  ========== ============ ============ =====================


At December 31, 2001 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 2001 are as follows (in thousands):


         Assets                         $  7,628
                                        ========

         Liabilities                    $  5,338
         Net equity                        2,290
                                        --------
                                        $  7,628
                                        ========

         Cumulative net loss            $ 77,918
                                        ========


Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

As of December 31, 2000 and 2001, property and equipment consisted of the following (in thousands):

                                                 December 31,
                                        -------------------------------
Category                                     2000           2001           Estimated Useful Lives
------------------------------------    --------------- ---------------   ------------------------
Computer hardware and software                 $   678         $ 1,532           3 years
Office furniture and equipment                   1,056           1,557           5 years
Manufacturing/Laboratory Equipment               9,323          11,769           5 years
Leasehold improvements                          16,685          30,886    Shorter of life of asset
                                                                                or lease term
Construction in progress                         1,048           1,064
                                        -------------------------------
                                                28,790          46,808
Less:  Accumulated depreciation                 (8,075)        (14,248)
                                        -------------------------------
Total property and equipment, net              $20,715         $32,560
                                        ===============================


Depreciation expense for the years ended December 31, 1999, 2000 and 2001 and for the period March 21, 1997 (inception) to December 31, 2001, was, $4.1 million, $4.3 million, $6.2 million and $14.9 million, respectively.

                                       F10

Goodwill and Other Intangible Assets--In connection with the acquisition of Glyko, Inc. in 1998, the Company recorded intangible assets of $11.7 million. Additional intangible assets of $891,000 were recorded in connection with the acquisition by Glyko, Inc. of the key assets of the bio-chemical research reagent division of Oxford GlycoSciences Plc. (OGS), a company not related to Glyko, Inc. During 2000, the Company revised its estimate of the useful life of these intangible assets downward to 7 years; the effect of this change increased amortization expense in 2000. As indicated in Note 1, the Company recorded an impairment reserve against the unamortized balance of $7.8 million at December 31, 2001 as a result of the Company's decision to close the business.

Impairment of Long-Lived Assets--The Company regularly reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Accrued Liabilities--As of December 31, 2000 and 2001, accrued liabilities consisted of the following:


                                           December 31,
                                   -----------------------------
                                        2000           2001
                                   -------------- --------------
Vacation                            $      365     $      602
Construction in progress                   225             -
ESPP/401K                                  167            528
Other                                    1,194          1,068
                                   -------------- --------------
              Total                 $    1,951     $    2,198
                                   ============== ==============


Revenue Recognition--Revenue from the joint venture is recognized to the extent that research and development costs billed by the Company have been funded by Genzyme.

Research and Development--Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development provided in connection with the joint venture including manufacturing, clinical and regulatory costs, and internal research and development costs. All research and development costs are expensed as incurred.

Net Income (Loss) per Share--Net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average common shares outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For periods in which the Company has losses (all periods presented), such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):




                                                       December 31,
                                          --------------------------------------
                                               1999        2000         2001
                                          ------------ ------------ ------------
Options to purchase common stock                5,450        5,539        7,767
Warrants to purchase common stock                 802           -           753
                                          ------------ ------------ ------------
     Total                                      6,252        5,539        8,520
                                          ============ ============ ============


Segment Reporting--The Company operates in two segments. The Analytic and Diagnostic segment represents the operations of Glyko, Inc. which involve the manufacture and sale of analytic and diagnostic products (See Note 1 regarding closure of Glyko, Inc. and the associated discontinued operations treatment). The Pharmaceutical segment represents the research and development activities related to the development and commercialization of carbohydrate enzyme therapeutics. Management of the Company has concluded that the operations of the Analytic and Diagnostic segment are immaterial to the Company's overall activities and, thus, disclosure of segment information is not required.

                                       F11

Recent Accounting Pronouncements--On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development acquired in business combinations will continue to be written off immediately. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications--Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.


3.       PURCHASE OF IBEX THERAPEUTIC ASSETS

On October 31, 2001,  the Company  purchased from IBEX  Technologies  Inc. (TSE:
IBT) and its subsidiaries the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including Neutralase and Phenylase) for $10.4 million, consisting of $2 million in cash and $8.4 million in BioMarin common stock at $10.218 dollars per share (814,647 shares). In connection with the purchase of IBEX, the Company issued options to purchase 43,861 shares of the Company's common stock. These options were valued using the Black-Scholes option pricing model and the resulting valuation of $291,000 was included as additional purchase price. The purchase agreement includes up to approximately $9.5 million in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs prior to October 31, 2006.

The transaction did not meet the criteria of a business combination as outlined in EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" as, upon acquisition, the assets acquired did not have any significant business outputs. Accordingly, all of the purchase price plus related expenses totaling $11.7 million was attributed to in-process research and development and was expensed in the accompanying consolidated statements of operations.

The following unaudited pro forma summary financial information (in thousands, except for per share information) displays the consolidated results of operations of the Company as if the acquisition of the assets of IBEX had occurred on January 1, 2000 and was carried forward through December 31, 2001. Preparation of the pro forma summary information was based on assumptions deemed appropriate by the Company. The pro forma information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2000 nor does it purport to represent the future financial position of operations for future periods:

                                                    Year ended December 31
                                                     2000             2001
                                               ---------------- ---------------
Revenues                                             $ 9,731         $ 11,699
Operating expenses                                   (59,163)         (53,457)
                                               ---------------- ---------------
Loss from continuing operations                      (49,372)         (47,237)

Net loss                                             (50,956)         (57,282)

Net loss per share (basic and diluted)                $(1.39)          $(1.37)

Weighted average common shares outstanding
(basic and diluted)                                   36,674           41,898



4.   STOCKHOLDERS' EQUITY:

Common Stock and Warrants--The Company closed a number of private placements in 1997 and 1998. In connection with these placements, an entity with which the former chief executive officer and chairman of the board is affiliated (see Note
7) was issued a total of 899,500 shares (valued at $1.4 million) and warrants (valued at $0.1 million) to purchase an additional 801,500 shares of common stock at an exercise price of $1 per share. These issuances were made for brokerage services rendered in connection with these placements and were accounted for as a cost of raising capital. The warrants were exercised in August 2000.

                                       F12

In July 1999, the Company completed its initial public offering raising net proceeds (including the exercise of the over-allotment) of $60 million.

On May 16, 2001, the Company sold 4,763,712 shares of common stock at $9.45 per share and, for no additional consideration, issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share and received net proceeds of $41.6 million. Also, on May 17, 2001, a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the May 16, 2001 transaction; the Company received net proceeds of $1 million. The Company allocated a portion of the proceeds to warrants in the consolidated balance sheet based on the estimated fair value of the warrants. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

In August 2001, the Company signed an amended agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in the Company. The agreement allows for the purchase of up to $27.7 million (approximately 2,500,000 shares). Under the terms of the agreement, the Company will have the option to request that Acqua Wellington invest in the Company through sales of registered common stock at a small discount to market price. The maximum amount that the Company may request to be bought in any one month is dependent upon the market price of the stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by the Company. In addition, the Company may, at its discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. During 2001, Acqua Wellington purchased 1,344,194 shares for $13.5 million ($13.2 million net of issuance costs). Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by the Company.

On December 13, 2001, the Company completed a follow-on public offering of its common stock. In the offering, the Company sold 8,050,000 shares, including 1,050,000 shares to cover over-allotments, at a price to the public of $12.00 per share. The net proceeds to the Company were approximately $90.4 million.

Notes Receivable from Stockholders--These originated from the October 1997 issuance of 2.5 million shares of Founders' Stock to three officers. The notes carried an interest rate of 6%; since this was less than the then-market rate of 9%, an interest discount and related deferred compensation of $200,000 was recorded. The deferred compensation was recognized as an expense over the term of the notes.

The notes were originally due on March 31, 2001 and are secured by the underlying stock. The notes contained buy-back and vesting provisions. Two of the three executives have left the Company. For the first officer, the Company repurchased 33,334 of his shares at his original purchase price and reduced his note balance by the same amount. This officer repaid the remaining balance and interest in 2000. The second and third officers have not yet fully repaid their loans but repayment is expected in 2002 including interest that is continuing to be accrued.

The notes are classified in the accompanying consolidated balance sheets as a reduction of stockholders' equity.

Deferred Compensation--In connection with certain stock option and stock grants to employees from 1998 to 2000, the Company recorded deferred compensation totaling $4.2 million, which is being amortized over the estimated service periods of the grantees. Amortization expense recognized during the years ended December 31, 1999, 2000, and 2001 was $1.3 million, $1.4 million and $0.8 million, respectively.

5.   STOCK OPTION PLANS:

The Board of Directors and stockholders have approved two plans:

o The 1997 Stock Plan (the 1997 Plan) provides for the grant of stock options and the issuance of common stock to employees, officers, directors and consultants. As of December 31, 2001, 9,172,451 shares were reserved for issuance under the 1997 Plan.

o The 1998 Director Option Plan (the Director Plan) provides for the grant of stock options and the issuance of common stock to non-employee directors. As of December 31, 2001, options to purchase 185,000 shares were outstanding and options to purchase 500,000 shares were authorized by the Director Plan.

Options currently outstanding under the 1997 Plan and 1998 Director Plan (the Plans) generally have vesting schedules of up to four years. Options terminate from 5-10 years from the date of grant or 90 days after termination of employment.

                                       F13

The Company accounts for option grants in accordance with APB 25. Had compensation cost for option grants to employees under the Plans been determined consistent with the fair value provisions of SFAS No. 123, the effect on the Company's net loss would have been as follows:


                                                                                      Period from
                                                                                     March 21, 1997
                                                  Years ended December 31,           (Inception) to
                                        --------------------------------------------  December 31,
                                             1999           2000           2001            2001
                                        -------------- -------------- -------------- --------------
Net loss as reported                     $  (28,072)    $  (37,364)    $  (67,606)    $  (148,119)
Pro forma effect of SFAS No. 123             (1,074)        (5,412)       (13,875)        (20,544)
                                        -------------- -------------- -------------- --------------
Pro forma net loss                       $  (29,146)    $  (42,776)    $  (81,481)    $  (168,663)
                                        ============== ============== ============== ==============
Net loss per common share as reported    $    (0.94)    $    (1.04)    $    (1.65)    $     (5.22)
                                        ============== ============== ============== ==============
Pro forma loss per common share          $    (0.97)    $    (1.19)    $    (1.98)    $     (5.94)
                                        ============== ============== ============== ==============


A summary of the status of the Company's Plans is as follows:

                                                         Weighted
                                                         Average      Exercisable    Weighted Average
                                                         Exercise      at End of      Fair Value of
                                       Option Shares      Price           Year       Options Granted
                                       -------------  -------------  -------------   ----------------
Outstanding at March 21, 1997                    -
                                       -------------
     Granted                                297,000       $1.00                            $0.22
                                       -------------
Outstanding at December 31, 1997            297,000        1.00          232,000
                                                                     =============
     Granted                              2,507,660        4.18                            $2.40
     Exercised                              (1,973)        1.00
     Canceled                               (1,447)        1.00
                                       -------------
Outstanding at December 31, 1998          2,801,240        3.85          761,609
                                                                     =============
     Granted                              2,877,430       11.35                            $8.80
     Exercised                             (40,148)        3.69
     Canceled                             (188,536)        9.28
                                       -------------
Outstanding at December 31, 1999          5,449,986        7.59        1,922,041
                                       =============                 =============
       Granted                            1,881,310       15.83                           $13.27
       Exercised                         (1,300,532)       4.36
       Canceled                            (491,506)      11.70
                                       -------------
Outstanding at December 31, 2000          5,539,258       10.92        2,067,302
                                       =============                 =============
       Granted                            2,844,206       10.80                            $8.22
       Exercised                           (343,560)       3.72
       Canceled                            (273,226)      14.21
                                     ---------------
Outstanding at December 31, 2001          7,766,678       11.18        3,682,150
                                     ===============                 =============


There were 1,048,661 and 219,560 options available for grant under the Plans at December 31, 2000 and 2001, respectively.

                                       F14

As of December 31, 2001, the options outstanding consisted of the following:

                       Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------  ---------------------------------------
                                                          Weighted
                                                           Average    Weighted Average         Weighted
 Range of Exercise    Number of Options    Contractual    Exercise    Number of Options    Average Exercise
       Prices            Outstanding           Life        Price        Exercisable              Price
-------------------  -------------------  -------------  ----------  -------------------  ------------------
   $0.00 to $3.50             103,523            0.7        $1.07             103,523            $1.07

   $3.50 to $7.00           1,699,903            4.0        $5.35           1,376,818            $5.24

  $7.01 to $10.50           1,644,037            8.9        $9.43             539,178            $9.45

 $10.51 to $14.00           3,030,947            7.1       $12.60           1,026,982           $12.68

 $14.01 to $17.50             691,394            4.6       $15.83             358,365           $15.81

 $17.51 to $21.00             265,874            6.5       $19.40             132,621           $19.66

 $21.01 to $24.50             220,000            8.1       $21.63              93,541           $21.96

 $24.51 to $28.00              96,000            3.2       $25.88              43,935           $25.90

 $28.00 to $31.50              15,000            3.2       $31.25               7,187           $31.25

                     -------------------                             -------------------
                            7,766,678                                       3,682,150
                     ===================                             ===================

The following summarizes the assumptions used to determine the fair value of each option using the Black-Scholes option pricing model:

                                                          Dividend
Dates of Grant                           Interest Rate      Yield        Life     Volatility
--------------------------------------  ---------------  ----------- -----------  -----------

Inception to July 22, 1999  (pre-IPO)     4.6% to 5.7%       0.00%    4 years           0%
July 22, 1999 to December 31, 1999        5.8% to 6.1%       0.00%    4 years          39%
January 1, 2000 to December 31, 2000      4.6% to 6.8%       0.00%    4 years         105%
January 1, 2001 to December 31, 2001      3.9% to 4.9%       0.00%    4 years          76%


6.       NOTE PAYABLE:

During December 2001, the Company entered into three separate agreements with General Electric Capital Corporation for secured loans totaling $5.5 million. The notes bear interest (ranging from 9.1% to 9.31%) and are secured by certain manufacturing and laboratory equipment not purchased with the proceeds. Additionally, one of the agreements is subject to a covenant that requires the Company to maintain a minimum unrestricted cash balance of $25 million. Should the unrestricted cash balance fall below $25 million, the note is subject to prepayment, including prepayment penalties ranging from 1 percent to 4 percent.

Principal payments due on notes payable subsequent to December 31, 2001, are as follows (in thousands):

        2002                      $      1,525
        2003                             1,803
        2004                             1,948
        2005                               113
                                 ----------------
                                  $      5,389
                                 ================

7.   INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

The Company's primary temporary differences relate to items expensed for financial reporting purposes but not currently deductible for income tax purposes, consisting primarily of depreciable lives for property and equipment.

                                       F15

As of December 31, 2001, net operating loss carryforwards are approximately $120.6 million and $57.6 million for federal and California income tax purposes, respectively. These net operating loss carryforwards include net operating losses of $12.6 million for federal purposes related to Glyko, Inc. These federal and state carryforwards expire beginning in the year 2011 and 2004, respectively.

The Company also has research and development credits available to reduce future federal and California income taxes of approximately $3.2 million and $3.1 million, respectively, at December 31, 2001. These credits include credits related to Glyko, Inc. of approximately $0.7 million and $0.4 million for federal and California purposes, respectively. These federal and state carryforwards expire beginning in 2012 and 2013, respectively.

The Company also has orphan drug credits available to reduce future federal income taxes, if any, of approximately $13.6 million at December 31, 2001.

The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including sale of equity securities and other changes in ownership. The acquisition of Glyko, Inc. and the related issuance of stock represented a change of ownership under these provisions. As a result of this and the proposed exiting of the Glyko business, there can be no assurance that the Company will be able to utilize net operating loss carryforwards and credits before expiration.

The Company has a cumulative net operating loss carryforward since inception, resulting in net deferred tax assets of approximately $61.5 million. A valuation allowance has been placed on the net deferred tax assets to reduce them to an assumed net realizable value of zero.

8.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments--The Company leases office space and research and testing laboratory space in various facilities under operating agreements expiring at various dates through 2010. Future minimum lease payments for the years ended December 31 are as follows (in thousands):

            2002.................       $   2,548
            2003.................           2,566
            2004.................           2,392
            2005.................           2,093
            2006.................           1,924
            Thereafter...........           5,715
                                        ----------
                      Total......       $  17,238
                                        ==========

Rent expense for the years ended December 31, 1999, 2000 and 2001, and for the period from March 21, 1997 (inception), to December 31, 2001, was $1.1 million, $1.5 million, $2.2 million and $5.2 million, respectively.

Research and Development Funding and Technology Licenses--The Company uses experts and laboratories at universities and other institutions to perform research and development activities. Funding commitments as of December 31, 2001 to these institutions for future years are as follows (in thousands):

            2002..................          $   652
            2003..................              330
            2004..................              255
            2005..................              255
            2006..................              255
                                          ---------
                      Total.......          $ 1,747
                                          =========

The Company has also licensed technology from certain institutions, for which it is required to pay a royalty upon future sales, subject to certain annual minimums. As of December 31, 2001, such minimum commitments were $255,000.

Product Liability and Lack of Insurance -- The Company is subject to the risk of exposure to product liability claims in the event that the use of AldurazymeTM, AryplaseTM or VibrilaseTM results in adverse effects during testing or commercial sale. BioMarin/Genzyme LLC (the LLC) and the Company carry product liability insurance to cover the clinical trials of Aldurazyme (by the LLC) and Aryplase and Vibrilase (by the Company). There can be no assurance that the Company will be able to obtain product liability insurance coverage at economically reasonable rates or that such insurance will provide adequate coverage against all possible claims. To date, there have not been any such claims.

                                       F16

9.   RELATED-PARTY TRANSACTIONS:

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

In April 2001, the Company loaned a Company officer $860,000 to purchase a property and received a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement) and bears interest at the Federal mid-term rate (3.9% as of December 31, 2001).

Due to the terms of the collaborative agreement with Genzyme outlined in Note 10, Genzyme is considered to be a related party. See also Notes 1 and 10 for Genzyme related-party transactions.

10.   COLLABORATIVE AGREEMENTS:

Genzyme--In 1998, the Company entered into an agreement (the Collaboration Agreement) with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat MPS I. In conjunction with the formation of the joint venture, the Company established a wholly-owned subsidiary, BioMarin Genetics, Inc. The Company has a 49 percent interest in the joint venture, BioMarin Genetics, Inc. has a 1 percent interest, and Genzyme has the remaining 50 percent interest.

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

11.   COMPENSATION PLANS:

Employment Agreements--The Company has entered into employment agreements with eight officers. Seven of these agreements can be terminated without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company. The employment agreement with the Company's Chief Executive Officer (CEO) shall be renewed after three years for one additional three-year period unless either party gives nine months notice prior to the expiration of the initial three-year period. The annual salaries committed under these employment agreements total approximately $2.0 million. In addition, three of the agreements provide for the payment of an annual cash bonus of up to 100 percent of the base annual salary of the three senior officers based upon the Company's market capitalization through June 30, 2000. Bonuses for the three senior officers (two of whom are no longer with the company) totaled $294,000 and $0 in 2000 and 2001, respectively. The bonuses for the CEO totaled $279,000 in 2001.

401(k) Plan--The Company sponsors the BioMarin Retirement Savings Plan. Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1 or October 1. Participants may contribute up to 20 percent of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 50% of the first 2% contributed to the employee accounts. The Company's matching contribution vests over four years from employment commencement and was $0, $30,000, $90,000 and $123,000 for the years ended December 31, 1999, 2000,
2001 and for the period from March 21, 1997 (inception) through December 31, 2001, respectively.

                                       F17

1998 Employee Stock Purchase Plan (1998 Purchase Plan) -- A total of 250,000 shares of Company common stock has been reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 0.5 percent of the outstanding capital stock, 200,000 shares, or a lesser amount set by the Board. As of December 31, 2001, 63,083 shares have been issued under the 1998 Purchase Plan.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transactions took place in the periods presented (in thousands):


                                                                                                 Period from March
                                                                                                     21, 1997
                                                              Year Ended December 31,              (Inception) to
                                                     ------------------------------------------     December 31,
                                                          1999          2000          2001              2001
                                                     -------------- ------------ --------------  ------------------
Common stock issued upon conversion of
   convertible notes plus interest                      $25,615     $         -  $        -      $        25,615

Common stock issued in exchange for notes                     -               -           -               20,500

Common stock and common stock warrants
    issued in exchange for brokerage services                 -               -           -                1,518

Common stock surrendered by stockholders'
    for payment of principle and interest                     -             170           -                  170

Compensation in the form of common stock
    and common stock options                                  -               -           -                   18

Issuance of common stock to acquire the
therapeutic   assets of IBEX at $10.218 per share             -               -       8,324                8,324

Fair value of common stock options issued in
connection with IBEX acquisition                              -               -         291                  291

Fair value of restricted stock grant issued
pursuant to an employment contract                            -             313           -                  313

Borrowings under capital lease arrangements                   -               -         206                  206


13.   SUBSEQUENT EVENTS (unaudited)

In December 2001, the Company signed a definitive agreement with Synapse Technologies Inc. (a privately held Canadian company) to acquire all of its outstanding capital stock for approximately $10.2 million in Company common stock plus future contingent milestone payments totaling $6 million payable in cash or common stock at the Company's discretion. The Company will issue approximately 885,000 shares of common stock for the purchase. The acquisition will be recorded upon closing in the first quarter of 2002 using the purchase method of accounting. All of the purchase price along with related expenses will be expensed as in-process research and development costs.

In February 2002, the Company signed a definitive agreement to purchase all of the outstanding capital stock of Glyko Biomedical Ltd. (GBL). Upon closing (anticipated to be in the second quarter of 2002) GBL shareholders will receive 11,367,617 shares of Company common stock in exchange for their GBL stock. In turn, the Company will retire the existing 11,367,617 shares of restricted common stock of the Company currently held by GBL. There will be no net effect on the common stock outstanding. It is anticipated that $2.1 million of expenses will be incurred and expensed as reorganization costs for this transaction in 2002. Approximately $400,000 of transaction costs were incurred and expensed in 2001.


14.  QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

The Company's common stock has been traded on the Nasdaq Stock Market since July 22, 1999. There were 82 common stockholders of record at December 31, 2001. No dividends have ever been paid by the Company.

                                       F18

                                                                Quarter Ended
                                        -------------------------------------------------------------------
                                         March 31,   June 30,      September 30,     December 31,
2001                                                  (In thousands, except per share data)
Total revenue                            $  2,690    $  3,012      $     3,101       $   2,896
Loss from continuing operations            (9,083)    (11,331)         (10,642)        (26,372)
Loss from discontinued operations            (617)       (638)            (373)           (638)
Loss from disposal of Glyko, Inc.               -           -                -          (7,912)
Net loss                                   (9,700)    (11,969)         (11,015)        (34,922)
Net loss per share, basic and diluted       (0.26)      (0.30)           (0.26)          (0.77)
Common stock price per share:
  High                                   $ 12.063    $ 13.210      $    13.610       $  14.160
  Low                                       7.313       7.500            9.120           9.400


                                                                Quarter Ended
                                        -------------------------------------------------------------------
                                         March 31,   June 30,      September 30,     December 31,
2000                                                  (In thousands, except per share data)
Total revenue                            $  2,791    $  2,258      $    1,950        $   2,715
Loss from continuing operations           (11,202)     (6,854)         (7,731)          (9,828)
Loss from discontinued operations            (534)       (232)           (417)            (566)
Net loss                                  (11,736)     (7,086)         (8,148)         (10,394)
Net loss per share, basic and diluted       (0.34)      (0.20)          (0.23)           (0.28)
Common stock price per share:
  High                                   $ 38.750    $ 27.750      $   21.750        $  17.625
  Low                                      12.750      16.750          16.375            7.156

                                       F19