Form 10-K/A
period 2001-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2002-04-30
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K/A
                                 (Amendment No. 1)
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                        Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________.

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

                               Explanatory Notes

This Amendment No. 1 on Form 10-K/A amends and restates in their entirety the following items of Part III of our Annual Report on Form 10-K for the first fiscal year ended December 31, 2001:

Item 10. Directors, Executive Officers, Promoters and Control Persons

Item 11. Executive and Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 10. Directors, Executive Officers, Promoters and Control Persons

Set forth below is certain information regarding our board of directors:


Name                                           Age                Position               Director Since
                                            ----------  ------------------------------ --------------------

Fredric D. Price.........................      56       Chief Executive Officer and      October 2000
                                                        Chairman of the Board
Grant W. Denison, Jr. ...................      52       Director                         October 1996
Phyllis I. Gardner, M.D.(1)(2)...........      51       Director                         September 2001
Erich Sager(1)(2)........................      43       Director                         November 1997
Gwynn R. Williams(1)(2)..................      67       Director                         October 1996
..........


(1)  Member of our Compensation Committee.

(2)  Member of our Audit Committee.

There is no family relationship between any of our directors and any of our executive officers.

Fredric D. Price was elected as our Chairman of the Board and our Chief Executive Officer on October 31, 2000. From September 1994 to September 2000, he was President, Chief Executive Officer, and a member of the Board of Directors of Applied Microbiology/AMBI, a biotechnology and nutrition company. From July 1991 to September 1994, he was Vice President Finance & Administration and Chief Financial Officer of Regeneron Pharmaceuticals. From March 1986 to July 1991, he was a pharmaceuticals and biotechnology industry strategy consultant. For the 13 previous years, he was employed by Pfizer Pharmaceuticals where he was a Vice President with both staff and line responsibilities. Mr. Price received a B.A. in 1967 from Dartmouth College and an M.B.A. in 1969 from the Wharton School of the University of Pennsylvania. He is a member of the advisory board of equity4life, a health care investment company based in Zurich, Switzerland, and a member of the board of directors of LifeSpan BioSciences, Inc., a biotechnology company based in Seattle, Washington.

Grant W. Denison, Jr. has served as a member of our Board of directors since our inception. Mr. Denison served as our Chief Executive Officer from inception until his resignation in October 2000. Mr. Denison also served as Chairman of our Board of Directors from April 1997 until October 2000. From July 1993 to April 1997, Mr. Denison served as President, Consumer Products and Corporate Senior Vice President, Business Development at Searle, a pharmaceutical company. From July 1989 to June 1993, Mr. Denison served as Vice President Corporate Planning at Monsanto Company, a diversified life sciences company. From April 1986 to June 1989, Mr. Denison served as Vice President Corporate Planning and President, U.S. Operations at Searle, a pharmaceutical company. From 1985 to 1986, Mr. Denison served as Vice President, International Operations at Squibb Medical Systems, a medical devices company. From 1980 to 1985, Mr. Denison served as Vice President, Planning and Business Development at Pfizer, Inc., a pharmaceutical company. Mr. Denison serves as a director of Nastech Pharmaceutical Company Inc. and Genetronics. Mr. Denison received an A.B. in Mathematical Economics from Colgate University and an M.B.A. from Harvard Graduate School of Business Administration.

Phyllis I. Gardner, M.D. has served as a member of our Board of Directors since September 2001. She is an Associate Professor (with tenure) of Medicine and Pharmacology, Stanford University School of Medicine, where she has been since 1984. Dr. Gardner served as Vice President of Research and Principal Scientist of ALZA Corporation, a pharmaceutical company, from 1996 to 1998, having served as Principal Scientist and Consultant, ALZA Technology Institute of ALZA Corporation from 1994 to 1996 (while on leave from Stanford). She is a co-founder of Genomics Collaborative, Inc., as well as a co-founder and director of CambriaTech Investment Fund and Xeragen, Inc. She is currently serving as the interim Chief Executive Officer of Xeragen. She also serves on the board of directors of Aerogen Corporation and Health Hero Network Corporation and on the scientific advisory boards of Vical, Inc., iMEDD, Inc. and LifetecNet, Inc. Dr. Gardner received a B.S. from the University of Illinois in 1972 and an M.D. from the Harvard Medical School in 1976.

Erich Sager has served as a member of our Board of Directors since November 1997. Since September 1996, Mr. Sager has served as the Chairman of LaMont Asset Management SA, a private investment management firm. From April 1994 to August 1996, Mr. Sager served as Senior Vice President, Head of Private Banking for Dresdner Bank (Switzerland) Ltd. From September 1991 to March 1994, Mr. Sager served as Vice President, Private Banking-Head German Desk for Deutsche Bank (Switzerland) Ltd. From 1981 to 1989, Mr. Sager held various positions at a number of banks in Switzerland. Mr. Sager serves as a director of Restoragen, Inc., Dentalview, Inc., Kimsa Holding, LaMont Asset Management, SA and Sermont Asset Management, SA. Mr. Sager received a Business Degree from the School of Economics and Business Administration in Zurich, Switzerland.

Gwynn R. Williams has served as a member of our Board of Directors since our incorporation. Mr. Williams founded AstroMed Limited and Astroscan Limited, UK manufacturers of scientific equipment, in March 1984, which entities, in December 1997, merged into Life Science Resources Ltd. Previously, Mr. Williams was a partner of Arthur Andersen & Co., a mathematician with General Motors Research, and a mathematician with British Steel. Mr. Williams was a founder of Glyko Biomedical Ltd. and its predecessor Glyko, Inc. Mr. Williams received a B.S. in Theoretical Physics from the University of Wales.

Executive Officers and Other Significant Employees

The following table sets forth certain information concerning our executive officers (other than Fredric D. Price) and other significant employees as of March 31, 2002.


Name                                     Age            Position

Christopher M. Starr, Ph.D.              49             Senior Vice President, Research and Development
Emil D. Kakkis, M.D., Ph.D.              41             Senior Vice President, Scientific Affairs
John L. Jost, Ph.D.                      57             Vice President, Manufacturing
Robert A. Baffi, Ph.D.                   46             Vice President, Quality Assurance/Quality Control
Stuart J. Swiedler, M.D., Ph.D.          46             Vice President, Clinical Affairs
Brian K. Brandley, Ph.D.                 45             Vice President, Pharmacology and Toxicology
Robert A. Heft, Ph.D.                    47             Vice President, Product Development
Jeffrey I. Landau                        59             Vice President, Administration
Reinhard Gabathuler, Ph.D.               48             Vice President, Brain Research
Matthew R. Patterson                     30             Vice President, Regulatory and Government Affairs
Kim R. Tsuchimoto, C.P.A.                39             Vice President, Controller


Christopher M. Starr, Ph.D., Co-Founder and Senior Vice President, Research And Development

Dr. Starr is one of our co-founders and has served as our Senior Vice President, Research and Development since January 2002. He served as our Vice President, Research and Development from April 1998 to January 2002. From July 1991 to April 1998, Dr. Starr served as Vice President, Research and Development for Glyko, Inc. Prior to that, Dr. Starr was a National Research Council Associate at the National Institutes of Health (NIH). He has published numerous peer-reviewed articles, including research papers on Fluorophore-Assisted Carbohydrate Electrophoresis (FACE) in the diagnosis of lysosomal storage diseases and in the identification of patients with MPS I. His work in the development of diagnostic tests for lysosomal storage diseases has been funded by several grants from the NIH and other institutions. Dr. Starr holds a Ph.D. in biochemistry and molecular biology from the State University of New York Health Science Center and a B.S. from Syracuse University.

Emil D. Kakkis, M.D., Ph.D., Senior Vice President, Scientific Affairs

Dr. Kakkis has served as our Senior Vice President, Scientific Affairs since January 2002. He served as one of our Vice Presidents from September 1998 to January 2002. In 1996, together with his colleague, Elizabeth F. Neufeld, Ph.D., of the University of California at Los Angeles (UCLA), Dr. Kakkis developed Aldurazyme, a recombinant form of (alpha)-L-iduronidase, the enzyme deficient in MPS I patients. From July 1994 to August 1998, Dr. Kakkis held the position of Assistant Professor at the Harbor-UCLA Medical Center, Division of Genetics, Department of Pediatrics. From June 1991 to July 1994, Dr. Kakkis completed a fellowship in genetics at the UCLA Intercampus Medical Genetics training program and, prior to that, conducted his pediatric residency at the Harbor-UCLA Medical Center. Dr. Kakkis is the author of numerous published articles and abstracts on MPS I and (alpha)-L-iduronidase. He holds an M.D. and a Ph.D. in biological chemistry from the Medical Scientist training program at the UCLA School of Medicine. Dr. Kakkis is board-certified in pediatrics and medical genetics.

John L. Jost, Ph.D., Vice President, Manufacturing

Dr. Jost joined us as Vice President, Manufacturing in June 1999. Dr. Jost devoted his time from November 1997 to June 1999 to personal affairs. From February 1983 to November 1997, Dr. Jost held a variety of management and scientific positions at Genentech, Inc., a biotechnology company. During his tenure at Genentech, Dr. Jost also led a variety of development projects focusing on products such as Tumor Necrosis Factor (TNF), Gamma Interferon, Human Growth Hormone (hGH), animal interferons, and human serum albumin. These programs contributed to numerous investigational new drug applications (IND), new drug applications (NDA), BLA, and BLA supplement submissions. From 1971 to 1983, Dr. Jost served in various scientific positions in process development at The Upjohn Company, culminating in his role as a senior research scientist. Dr. Jost received a Ph.D. and B.S. in chemical engineering from the University of Minnesota.

Robert A. Baffi, Ph.D., Vice President, Quality Assurance and Quality Control

Dr. Baffi joined us as Vice President of Quality Assurance and Quality Control in May 2000. From 1986 to 2000, Dr. Baffi served in a number of progressively more responsible positions at Genentech, Inc., a biotechnology company, primarily in the functional area of quality control. Prior to Genentech, Dr.
Baffi worked for Cooper BioMedical as a research scientist and at Becton Dickinson Research Center as a post-doctoral fellow. Dr. Baffi has contributed to more than 20 major regulatory submissions for product approval in the United States and Europe and to more than 50 regulatory submissions for investigational new drug testing. Dr. Baffi received a Ph.D. in biochemistry, as well as an M.Phil. and a B.S. in biochemistry from the City University of New York.

Stuart J. Swiedler, M.D., Ph.D., Vice President, Scientific and Clinical Affairs

Dr. Swiedler has served as our Vice President, Clinical Affairs since June 1998. From November 1997 to June 1998, Dr. Swiedler was an independent technology consultant. From May 1995 to November 1997, Dr. Swiedler served as Vice President, Research Programs at Glycomed, Incorporated, a biotechnology company. Dr. Swiedler's biotechnology experience includes six years of post-doctoral work at the Yale University and Duke University schools of medicine. He is board-certified in anatomic pathology and has conducted extensive research in the molecular biology of carbohydrate enzymes. Dr. Swiedler holds five patents and is the author of 20 peer-reviewed journal articles. Dr. Swiedler holds a Ph.D. from the Johns Hopkins University School of Medicine, Biochemistry, Cellular, and Molecular Biology training program, an M.D. from the Johns Hopkins School of Medicine, and a B.S. from the State University of New York at Albany.

Brian K. Brandley, Ph.D., Vice President, Pharmacology and Toxicology

Dr. Brandley has served as our Vice President since October 1998. Dr. Brandley served as the Managing Director of Glyko Inc. since April 1998. From July 1995 to April 1998, Dr. Brandley served as Assistant Professor in the Department of Pharmacology at Rush University. Dr. Brandley served as Senior Scientist and Head of the Cell Biology Laboratory at Glycomed, Incorporated, a biotechnology company, from July 1988 to July 1995. He also has five years of post-doctoral research experience at the Medical University of South Carolina and the Johns Hopkins University School of Medicine. Dr. Brandley is the author of 27 publications in peer-reviewed journals and holds 14 patents. He earned a Ph.D. in biology from the University of Sydney, an M.S. in biology from the University of Miami, and a B.S. with honors from the University of Miami.

Robert A. Heft, Ph.D., Vice President, Product Development

Dr. Heft has served as our Vice President, Product Development since October 2001 when we acquired the pharmaceutical assets of IBEX Technologies Inc. In January 1986, Dr. Heft founded IBEX and was its President and Chief Scientist until joining us. While at IBEX, Dr. Heft directed the preclinical and clinical development of several enzymes for cardiovascular disease and metabolic disorders, was awarded several patents for work related to these enzymes, and authored related papers. Dr. Heft is a member of the Board of Directors of the Canadian Genetic Diseases Network. Dr. Heft received a Bachelor of Mechanical Engineering from McGill University and a Masters degree in nuclear engineering from Cornell University before obtaining his Ph.D. from the Massachusetts Institute of Technology in genetic engineering/radiological sciences.

Jeffrey I. Landau, Vice President, Administration

Mr. Landau joined us as a consultant in October 2001 and has served as our Vice President, Administration since April 2002. From March 2000 to October 2001, Mr. Landau served as Chief Operating Officer for Transition/1 Management Accounting Systems, Inc., a computer software company. From December 1999 to March 2000, Mr. Landau acted as an independent consultant. From June 1998 to December 1999, Mr. Landau served as Chief Operating Officer for GlobeNet Technologies, Inc., a computer software company. From March 1996 to June 1998, Mr. Landau served as Chief Information Officer for Walt Disney Consumer Products. Mr. Landau received an M.S. in computer science and operations research, and a B.S. in mathematics from New York University.

Reinhard Gabathuler, Ph.D., Vice President, Brain Research

Dr. Gabathuler has served as our Vice President, Brain Research since March 2002 when we acquired Synapse Technologies Inc. Prior to joining us, Dr. Gabathuler served as Vice President, Research at Synapse Technologies Inc. since May 2001 and Director of Blood-Brain Barrier Research at Synapse Technologies Inc. from June 1998 to May 2001. From September 1993 to June 1998, Dr. Gabathuler served as a consultant for Synapse Technologies Inc. From June 1991 to June 1998, Dr. Gabathuler served as Senior Research Associate at Biotechnology Laboratory at the University of British Columbia. Dr. Gabathuler holds a Ph.D. in biochemistry from the University of Lausanne, Switzerland. Dr. Gabathuler completed Post-Doctoral research at the University of Washington, the Swiss Institute for Experimental Cancer Research in Lausanne and the Ludwig Institute for Cancer Research in Stockholm, Sweden.

Matthew R. Patterson, Vice President, Regulatory and Government Affairs

Mr. Patterson was promoted to our Vice President, Regulatory and Government Affairs from Director, Regulatory Affairs in January 2002, having joined us in August 1998. He served as our Regulatory Affairs Manager from August 1998 to July 1999, and as our Director of Regulatory Affairs from July 1999 to January 2002. Prior to joining us, Mr. Patterson worked for Genzyme Corporation, a biotechnology company, first in Manufacturing (from December 1993 to May 1995) and then Regulatory Affairs (from May 1995 to July 1998), where he contributed to the development and global licensing of multiple biotechnology products. Mr. Patterson received a B.A. in biochemistry from Bowdoin College.

Kim R. Tsuchimoto, C.P.A., Vice President, Controller

Ms. Tsuchimoto was promoted to our Vice President, Controller in January 2002, having joined us in February 1997 as our Controller. From November 1993 to November 1996, Ms. Tsuchimoto served as Controller for Dodd Smith Dann Inc., a fundraising and marketing consultant for non-profit organizations. Prior to that, Ms. Tsuchimoto served as Controller from January 1990 to October 1993 and Assistant Controller from January 1988 to January 1990 for Partech International (formerly Paribas Technology), a venture capital firm affiliated with Banque Paribas. Ms. Tsuchimoto is a licensed California certified public accountant and received a B.S. in business administration from San Francisco State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the United States Securities Exchange Act of 1934 requires our directors and officers and persons who own more that 10% of a registered class of our equity securities to file reports of ownership and reports of changes in the ownership with the U.S. Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than 10% stockholders are required by the U.S. Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to BioMarin or written representations that no other reports were required, during the fiscal year ended December 31, 2001, all officers, directors, and 10% stockholders complied with all Section 16(a) filing requirements.

Item 11.  Executive And Director Compensation

Summary Compensation Table

We are required by the U.S. Securities and Exchange Commission to disclose compensation awarded to, earned by, or paid for services rendered to us in all capacities during the last three fiscal years to (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers, other than our Chief Executive Officer, who were serving as our executive officers at the end of fiscal year 2001; and (iii) up to two additional individuals for whom such disclosure would have been provided under clause (i) and (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal year 2001; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Accordingly, the following table discloses compensation paid by us during the last three fiscal years to (i) Fredric D. Price, our Chief Executive Officer; and (ii) Raymond W. Anderson, Christopher M. Starr, Ph.D., Emil D. Kakkis, M.D., Ph.D. and John L. Jost, Ph.D., the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal year 2001 and whose salary and bonus exceeded $100,000. We refer to all of these officers as the "Named Executive Officers."

The entries under the column "Other Annual Compensation" for Mr. Price, include the value of his restricted stock grant issued upon his employment commencement, a tax gross-up benefit relating to the compensation earned from the restricted stock grant and payments for temporary housing. Each of these amounts paid to Mr. Price is described in more detail in the section captioned "Employment Agreements." The entries under the column "All Other Compensation" in the table represent the premiums paid for life insurance benefits and vested 401(k) matching for each Named Executive Officer.

                           Summary Compensation Table

                                                                                      Long-Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                        ------------------------------------------ ----------------
                                        ------------ ---------- ------------------ ----------------
Name and Principal Position     Year    Salary ($)   Bonus ($)    Other annual       Securities         All Other
                                                                                     Underlying
                                                                  compensation ($)   Options/SARs(#)  Compensation ($)
------------------------------ -------- ------------ ---------- ------------------ ---------------- ------------------
------------------------------ -------- ------------ ---------- ------------------ ---------------- ------------------

Fredric D. Price (1)            2001        408,269    278,500                 --          175,000                989
Chairman and Chief Executive    2000         99,487    100,000            578,424          523,288                 --
Officer                         1999             --         --                 --               --                 --

Christopher M. Starr, Ph.D.     2001        250,000         --                 --           25,000              2,294
(2)                             2000        190,000     75,000                 --           75,194              1,614
Senior Vice President,          1999        150,000    150,000                 --           94,189                876
Research and Development

Emil D. Kakkis, M.D., Ph.D.     2001        245,000         --                 --           25,000              1,869
(2)                             2000        229,327     50,000                 --           50,000              1,009
Senior Vice President,          1999        225,000         --                 --           64,502                336
Scientific Affairs

Stuart J. Swiedler, M.D.,       2001        230,000         --                 --           20,000              1,869
Ph.D. (2)                       2000        192,769         --                 --           45,233              1,317
Vice President, Scientific      1999        154,000         --                 --           32,661                624
and Clinical Affairs

Raymond W. Anderson (2)(3)      2001        250,000         --                 --            5,000             15,908
Former Chief Operating          2000        222,466     25,000                 --           58,469              1,893
Officer, Chief Financial        1999        189,625    100,000                 --           72,658              2,352
Officer, Secretary and Vice
President, Finance and
Administration


(1) Mr. Price was appointed as our Chief Executive Officer effective October 31, 2000.

(2) Options were earned for the fiscal year 2001 and granted on December 14, 2001. Long-term options vest 6/48ths at June 30, 2002 and 1/48ths per month thereafter. No short-term options were granted during the fiscal year 2001.

(3) As of January 2002, Mr. Anderson is no longer employed by us in any capacity. A portion of "All Other Compensation" was paid to Mr. Anderson in January 2002, relating to his accrued vacation at the time of termination of his employment.

Stock Option Grants Table

The following table sets forth certain information for each grant of options to purchase our common stock during fiscal 2001 to each of the Named Executive Officers. Except as otherwise noted, all these options were granted under the 1997 Stock Plan and have a term of 10 years subject to early termination in the event the officer's services to the Company cease.

                         Fiscal 2001 Stock Option Grants


                               Number of     Percent of
                               Securities   Total Options  Exercise                     Potential Realizable Value at
                               Underlying   Granted to     Price Per                    Assumed Annual Rates of Stock
                               Options     Employees in    Share($)      Option Term    Price Appreciation for Option
Name                            Granted      2001 (1)         (2)      Expiration Date           Term ($) (3)
----                           ----------- -------------- ------------ ---------------- -------------------------------
                                                                                           5%             10%
                                                                                     --------------- ---------------

Fredric D. Price                175,000          10%         13.24        12/14/11        1,457,149       3,692,701
Christopher M. Starr, Ph.D.      25,000           1%         13.24        12/14/11          208,164         527,529
Emil D. Kakkis, M.D., Ph.D.      25,000           1%         13.24        12/14/11          208,164         527,529
Stuart J. Swiedler, M.D., Ph.D.  20,000           1%         13.24        12/14/11          166,531         422,023
Raymond W. Anderson(4)            5,000            *         13.24        12/14/11           41,633         105,506
-------------------------
* Represents less than 1% of the total options granted to our employees in 2001


(1) Based on an aggregate of 1,801,681 shares subject to options granted by us during fiscal year 2001 to employees, consultants and the Named Executive Officers.

(2) Options were granted at an exercise price equal to the greater of the closing price of our common stock on Nasdaq on the date of the grant or January 2, 2002.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. We cannot assure any Named Executive Officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers. The potential realizable value is calculated by assuming that the closing price per share on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state income tax consequences and other expenses of option exercises or sales of appreciated stock. The values shown do not consider non-transferability or termination of the options upon termination of such employee's employment with us.

(4) Pursuant to the terms of Mr. Anderson's separation agreement, these options will expire on December 31, 2002 unless sooner exercised.

Fiscal Year Option Exercises and Option Value Table

The following table sets forth the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers at December 31, 2001.


       Options Exercised During Year 2001 and Fiscal Year-End Option Value Table

                                                                                                  Value of Unexercised
                                Shares                     Number of Securities Underlying       In-the-Money Options at
                                Acquired      Value       Unexercised Options at Year-End             Year-End (2)
                                on           Realized     ---------------------------------- ---------------------------------
Name of Executive Officer       Exercise      ($)(1)      Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------------       --------      -------     -----------     -------------     -----------     -------------
Fredric D. Price                   -             -          252,107         321,181           $269,970         $348,785
Christopher M. Starr, Ph.D.      17,597        184,945      281,567          70,834         $2,003,818         $315,545
Emil D. Kakkis, M.D., Ph.D.        -             -          229,084          85,418         $1,823,133         $423,529
Stuart J. Swiedler, M.D.,Ph.D.     -             -          139,169          66,797         $1,005,284         $335,254
Raymond W. Anderson (3)            -             -          244,959          79,168         $1,914,186         $358,280

------------------

(1) Based on closing price on December 3, 2001, the date of exercise of $11.50 per share less exercise price per share.

(2) Based on closing price on December 31, 2001 of $13.44 per share less exercise price per share.

(3) As of January 2002, Mr. Anderson is no longer employed by us in any capacity.


Employment Agreements

We are party to employment agreements with each current officer listed below on the terms enumerated on the chart below. Each of these employment agreements is terminable without cause by us upon six months prior written notice to the officer, or by the officer upon three months prior written notice to us. We are obligated to pay the officer's salary and benefits until this termination. Except in the case of Mr. Price, in the event that the officer is involuntarily terminated within one year of a change of control, he will receive (i) a severance payment equal to six months of his annual salary; (ii) a bonus equal to 50% of the annual bonus that he would otherwise be entitled to, and (iii) immediate vesting of 50% of the unvested portion of his outstanding options to purchase our common stock.



                                 2001 Annual                         Initial Grant of Right to        Agreement
Name of Executive Officer      Salary Rate (1)     Annual Bonus     Purchase Equity Securities     Termination Date
------------------------------ ----------------- ------------------ ---------------------------- ---------------------

Fredric D. Price               $450,000          Annual bonus,      Option to purchase up to       October 30, 2003
                                                 payable in cash    500,000 shares of our
                                                 based on           common stock at a purchase
                                                 performance.       price of $12.50 per share.

Christopher M. Starr, Ph.D.    $250,000          Annual bonus,      400,000 shares of our          June 26, 2003
                                                 payable in cash    common stock at a purchase
                                                 or stock.          price of $1.00 per share.

Emil D. Kakkis, M.D., Ph.D.    $245,000          Eligible to        Option to purchase up to       None
                                                 receive a cash     200,000 shares of our
                                                 bonus based on     common stock at a purchase
                                                 achievement of     price of $4.00 per share.
                                                 milestones and
                                                 an annual bonus,
                                                 payable in cash
                                                 or stock.

Stuart Swiedler, M.D., Ph.D.   $230,000          Annual bonus,      Option to purchase up to       None
                                                 payable in cash    150,000 shares of our
                                                 or stock.          common stock at a purchase
                                                                    price of $4.00 per share.

Robert A. Baffi, Ph.D.         $220,000          Annual bonus,      Option to purchase up to       None
                                                 payable in cash    210,000 shares of our
                                                 or stock.          common stock at a purchase
                                                                    price of $22.00 per share.

John L. Jost, Ph.D.            $220,000          Annual bonus,      Option to purchase up to       None
                                                 payable in cash    200,000 shares of our
                                                 or stock.          common stock at a purchase
                                                                    price of $13.00 per share.

Brian K. Brandley, Ph.D.       $155,000          Annual bonus,      Option to purchase up to       None
                                                 payable in cash    150,000 shares of Glyko's
                                                 or stock.          common stock.  Now
                                                                    exercisable for
                                                                    65,415 shares of our
                                                                    common stock at a purchase
                                                                    price of $5.27 per share.

-------------------------
(1) 2001 Annual Salary Rate reflected in the above table reflects 2001 annual salary rate as of December 31, 2001. The table entitled "Summary Compensation Table" reflects actual salaries paid in 2001 and includes mid-year salary adjustments.


Effective October 31, 2000, in connection with Mr. Price's employment, we entered into an employment agreement with him which provides for an initial payment to Mr. Price of $357,624, an annual base salary of $400,000 in the first year, $450,000 in the second year, and $500,000 in the third year, and a bonus of $200,000 in the first year and a performance bonus of between 25% and 100% of his respective annual base salary for each of the second and third years. In addition, we granted Mr. Price 25,000 restricted shares of our common stock (which vest in three equal annual installments commencing on January 1, 2001), we granted Mr. Price an option to purchase 500,000 shares of our stock, at a purchase price of $12.50 per share (which vests monthly over 36 months, commencing October 30, 2000) and we further agreed to grant Mr. Price additional options on each anniversary of the agreement, in an amount to be determined by the Board. We also agreed to reimburse Mr. Price for all expenses incurred in relocating to the area with a tax gross-up adjustment and to extend him a $1,500,000 interest-deferred loan for the purchase of a house.

The agreement has a three-year term, which will automatically renew for an additional three-year period unless either Mr. Price or we give the other notice of our/his intent not to renew the agreement. If we decide not to renew the agreement, we must pay Mr. Price an amount such that our net payment after deduction of all payroll taxes and all income taxes at the highest marginal rates applicable to Mr. Price will equal the base salary and bonus we paid him in the third year of the agreement. Additionally, the expiration for any vested options will be one year from the termination of the agreement and all unvested options will remain unvested and unexercisable.

Either party can terminate the agreement on sixty days' notice. However, in the event there is a change in control which results in Mr. Price's actual or constructive termination, he is entitled to a severance payment equal to twice the aggregate of his annual base salary and bonus payable in the year in which termination occurs, forgiveness of all outstanding principal and interest on the interest-deferred loan, acceleration of the full unvested portion of his 25,000 share restricted stock grant and all stock options and an additional payment equal to Mr. Price's maximum total income tax liability applicable to the total severance package. If Mr. Price is terminated other than for cause, he is entitled to receive a severance payment equal to twice his applicable annual base salary and bonus if he is terminated in the first year of the agreement and equal to his applicable annual base salary and bonus if he is terminated in a subsequent year, forgiveness of all outstanding principal and interest on the interest deferred-loan and acceleration of the full unvested portion of his 25,000 share restricted stock grant and all stock options. Additionally, if he is terminated other than for cause prior to the second anniversary of the agreement, he is entitled to an additional payment equal the maximum income tax liability associated with forgiveness of the loan and such additional payment.

We provided a three-year loan to Dr. Starr for the purchase of his shares referenced in column four of the table above and to Mr. Denison for the purchase of 1,300,000 shares of our common stock all of which were purchased pursuant to the Founders' Stock Purchase Agreement described below. Each loan bears interest at a rate of 6%. For each of them, respectively, if his employment is terminated by us for any reason, he has the right to sell any or all of these shares of common stock to us at a price per share equal to the lesser of the then-current per share market price of the shares or the original per share purchase price of $1.00.

Dr. Brandley's employment agreement was originally with Glyko, Inc. but was assigned to us in connection with our acquisition of Glyko, Inc.

Through June 30, 2000, Dr. Starr's cash bonus was based on the difference between a minimum market capitalization and our quarterly market capitalization. The cash bonus is calculated as follows:

The Board of Directors established a minimum market capitalization of $20.0 million for the first quarter of 1998. The minimum market capitalization increases by $1.0 million per quarter until the end of the agreement in the second quarter of 2000. our quarterly market capitalization is calculated at the end of each calendar quarter by multiplying the number of our common shares outstanding times the average closing price of our common stock for the last 10 trading days of the quarter. If our common stock is not publicly traded the quarterly market capitalization is determined by multiplying the shares of our common stock outstanding by the price at which our common stock was sold in the latest significant investment by an independent third-party investor. For each full $5.0 million that the quarterly market capitalization exceeds the minimum market capitalization, Dr. Starr received a cash bonus of $1,200 in the first calendar quarter and $1,250 in the second quarter. Dr. Starr's cash bonus is the sum of the two quarterly bonuses for 2000.

Dr. Starr's total cash bonus was limited to 100% of his base salary in any year. Additional amounts beyond the cash limit that may be earned in a year were paid in stock options using the Black-Scholes option pricing model to calculate the value of the stock option based on period-end parameters.

In December 1998, the Board approved a form of indemnification agreement to be entered into between us and each of our officers and directors. This indemnification agreement requires us, among other things, to indemnify officers and directors against liabilities that may arise by reason of their status or performance of their duties as officers or directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Section 162(m)

We have considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers.
Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the Named Executive Officers, unless compensation is performance-based. We have adopted a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m).

Director Compensation

Directors do not receive cash compensation for their services as our directors but are reimbursed for their reasonable expenses in attending meetings of the Board and while performing services for us. In October 2001, under the 1998 Director Option Plan, we issued to Mr. Denison options to purchase 15,000 shares of common stock with an exercise price set at the fair market value (closing price of common stock on Nasdaq) on the date of grant, which was $11.40. In November 2001, under the 1998 Director Option Plan, we issued to Messrs. Sager and Williams options to purchase 15,000 shares of common stock with an exercise price set at the fair market value (closing price of common stock on Nasdaq) on the date of grant, which was $12.00 as consideration for their ongoing services to us as directors. In September 2001, under the 1998 Director Option Plan, we issued to Dr. Gardner option to purchase 20,000 shares of common stock with an exercise price set at the fair market value (closing price of common stock on Nasdaq) on the date of grant, which was $12.34, as consideration for her initial year of services to us as a director.

1998 Director Option Plan

The 1998 Director Option Plan was adopted by the Board in December 1998. It was approved by our stockholders as of January 15, 1999. The plan provides for the grant of nonstatutory stock options to non-employee directors. A total of 500,000 shares of our common stock have been reserved for issuance under the plan. The plan also provides for an annual increase in this number of shares equal to the lesser of: (1) 0.5% of our outstanding capital stock, (2) 200,000 shares, or (3) a lesser amount determined by the Board.

In fiscal year 2001, options to purchase, in the aggregate, 65,000 shares were issued to directors.

The 1998 Director Option Plan provides that each non-employee director shall automatically be granted an option to purchase 20,000 shares of our common stock on the date which that person first becomes a non-employee director. This option shall have a term of 10 years. The shares subject to this initial option shall vest quarterly over one year. Each non-employee director shall thereafter also be automatically granted an option to purchase 15,000 shares of our common stock on the first anniversary of the date of their respective initial appointments to the Board and each anniversary thereafter, provided that he or she retains the Board seat on his or her anniversary date. The shares subject to this annual option shall vest in full one year from the date of grant and shall have a term of 10 years. These options shall continue to vest quarterly only while the director serves. The exercise price per share of each of these options shall be 100% of the fair market value of a share of our common stock at the date of the grant of the option.

In the event of a merger or the sale of substantially all of the assets of us, each option may be assumed or substituted by the successor corporation. If an option is assumed or substituted, it shall continue to vest as provided in the plan. However, if a non-employee director's status as a director of us or the successor corporation, as applicable, is terminated, other than upon a voluntary resignation by the non-employee director, the option shall immediately become fully vested and exercisable. If the successor corporation does not agree to assume or substitute the option, each option shall become fully vested and exercisable for a period of 30 days from the date the Board notifies the optionee of the option's full exercisability, after which period the option shall terminate.

Options granted under the plan must be exercised within three months of the end of the optionee's tenure as a director, or within 12 months after termination by death or disability, but in no event later than the expiration of the option's ten-year term. No option granted under the plan is transferable by the optionee other than by will or the laws of descent or distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee. Unless sooner terminated by the Board, the plan will terminate automatically 10 years from the effective date of the plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Report of Compensation Committee

The Compensation Committee is responsible for setting general compensation goals and operational guidelines for our personnel, for setting all elements of the compensation of our executive officers, and for approving grants of stock options. At all meetings of the Compensation Committee in 2001, the Compensation Committee was composed of the three outside, non-management members of the board of directors.

Compensation Goals and Policies

The goal of our compensation policies is to provide compensation sufficient to attract, motivate and retain executives and staff of outstanding ability and potential. Compensation policies are intended to establish an appropriate relationship between executive compensation and the creation of stockholder value as measured by the equity markets. We use the following principles to help achieve that goal:

         (1) We Provide competitive compensation packages incorporating all compensation elements for executives and staff based upon our internal policies and compensation packages at similarly situated pharmaceutical and biotechnology companies in the San Francisco Bay Area.

         (2) We reward executives and senior staff for outstanding performance by the individual and by us.

         (3) We seeks to align the long-term interests of the stockholder and the executives and the senior staff through the use of employee stock options and other stock priced related compensation, such as our Employee Stock Purchase Program.

Considerations for 2001 Compensation

Increases in base salary for 2001 were made effective January 2001 primarily based on our progress and achievements during 2000 and competitive conditions in the job marketplace for biotechnology expertise in the San Francisco Bay Area marketplace.

The Compensation Committee took particular note of 2000 achievements including the initiation of a Phase 3 trial of Aldurazyme and a Phase 1 trial of Aryplase (formerly rhASB). However, the Compensation Committee also noted the lack of corporate activity during the first half of 2000.

Based on the Compensation Committee's judgment as to the value of these events and other less visible internal developments, the Compensation Committee awarded long-term compensation stock option grants to our executives and staff. Except for Mr. Price, who is covered under a separate employment agreement, the Compensation Committee also granted short-term incentive stock options as a reward for our program in comparison to plan in 2000. Grants under both programs were pro-rated for the portion of the year that the employee was in our service.

Salary compensation for the staff below the rank of officer was generally increased by an average of 5%, which approximated the reported average salary increase in the biotechnology industry in the San Francisco Bay Area and which was also pro-rated for time in service during the year. The Compensation Committee deemed that these compensation actions were appropriate for the progress made by us in 2000 and maintained a competitive balance with biotechnology companies of similar size and state of development in the region.

With respect to officer salary, the Compensation Committee determined that, based on the factors described above, it was appropriate and elected to increase salaries by an average of 15%. Additionally, due to the size of prior grants of stock options to officers, the Compensation Committee determined that the prior option grants provided the current officers with significant motivation and sufficiently linked their compensation to our performance. The Compensation Committee expressed concerns about limiting the availability of options for non-officer employees and possible dilution of current stockholders. Accordingly, the Compensation Committee reduced new option grants to current officers by an average of one-half.

Chief Executive Officer Compensation

Effective October 31, 2000, Mr. Fredric D. Price was elected by the Board of Directors to the position of Chief Executive Officer and Chairman of the Board. At that time, the Compensation Committee negotiated a three year employment agreement, which included a competitive compensation package appropriate to Mr. Price's demonstrated leadership capabilities and achievements. Mr. Price's base salary for 2001 was set by this employment agreement. Pursuant to the terms of his employment contract, Mr. Price was also entitled to a bonus of $200,000 and an additional stock option grant to purchase 100,000 shares for his first year of service.

The terms of Mr. Price's compensation for 2001 were primarily determined prior to his service with us. However, the Compensation Committee believes that, during 2001, Mr. Price has amply demonstrated that his skills merit his remuneration. In particular, the Compensation Committee notes the consummation of three financing facilities, which raised more than $156 million in gross proceeds for us, the acquisition by us of the IBEX pharmaceutical product programs and the advancement of two additional internal product programs from the lab to clinical trials. In light of these accomplishments, and in particular the follow on public offering of our common stock the Compensation Committee awarded Mr. Price an additional bonus of $78,500.

The Compensation Committee believes that the above authorized compensation actions based upon our achievements and competitive compensation levels will serve to help retain a highly qualified and motivated staff led by excellent senior management that is a requirement for our prosperity and the creation of stockholder value.

Respectfully submitted on March 25, 2002 by the members of the Compensation Committee of the board of directors:

Erich Sager
Phyllis I. Gardner, M.D.
Gwynn R. Williams


Performance Graph

The following graph compares the cumulative total stockholder return with the cumulative total return of the Nasdaq Stock Market (U.S.) and the Nasdaq Pharmaceutical Index of stocks in Standard Industry Code (SIC) 283, encompassing primarily biotechnology, pharmaceutical and medical speciality companies, assuming a $100 investment in our common stock on July 31, 1999 and reinvestment of dividends during the period. The period covered by the graph includes that portion of the fiscal year ended December 31, 1999 during which we were publicly traded.



                                     [CHART]
---------------- ------------------- ------------------- ----------------------
                 BioMarin            Nasdaq Stock         Nasdaq Pharmaceutical
                                     Market (U.S.)         Index
---------------- ------------------- ------------------- ----------------------
   7/31/1999           $100              $100                   $100
---------------- ------------------- ------------------- ----------------------
  12/31/1999             90               154                    150
---------------- ------------------- ------------------- ----------------------
  12/31/2000             75                93                    187
---------------- ------------------- ------------------- ----------------------
  12/31/2001            103                74                    160
---------------- ------------------- ------------------- ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2002 as to (i) each person, or group of affiliated persons, who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table set forth herein under the caption "Executive and Director Compensation"; and (iv) all of our directors and current executive officers as a group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of our common stock beneficially owned by them subject to community property laws, where applicable. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the U.S. Securities and Exchange Commission, or based upon our actual knowledge.


                                            Number of Shares              Number of Shares        Percentage of
Name of Beneficial Owner                  Benefinially Owned (1)       Subject To Options (2)     Common Stock
------------------------                  ---------------------        ----------------------     -------------
Glyko Biomedical Ltd.                          11,367,617                        0                    21.3%
Box 25, Commerce Court West
199 Bay Street
Toronto, Ontario
Canada M5L 1A9

Franklin Resources Inc.                         3,246,245                        0                     6.0%
One Franklin Parkway
San Mateo, CA 94403

Fredric D. Price (3)                              326,066                  309,399                      *

Brian K. Brandley, Ph.D. (3)                       88,076                   87,447                      *

Robert A. Baffi, Ph.D. (3)                        128,537                  127,271                      *

Grant W. Denison, Jr. (3)                       1,373,822                   73,822                     2.6%

Phyllis L. Gardner, M.D. (3)                       10,000                   10,000                      *

John L. Jost, Ph.D. (3)                           174,915                  170,414                      *

Emil D. Kakkis, M.D., Ph.D. (3)                   261,399                  258,598                      *

Erich Sager (3)(4)                             11,565,267                  118,750                    21.6%

Christopher M. Starr, Ph.D. (3)                   680,531                  300,317                     1.3%

Stuart J. Swiedler, M.D., Ph.D. (3)               172,215                  162,215                      *

Gwynn R. Williams (3)                              68,750                   68,750                      *

All current executive officers and directors
as a group (8 persons) (4)                     14,285,835                1,139,636                    26.7%


* Represents less than 1% of our outstanding common stock.

(1) The "Number of Shares Beneficially Owned" column is based on shares of common stock outstanding at March 31, 2002. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 31, 2002 (the "Number of Shares Beneficially Owned") are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The "Number of Shares Subject to Options" enumerates for each 5% stockholder, director and Named Executive Officer and for all officers and directors in the aggregate, the shares of common stock subject to options exercisable within 60 days of March 31, 2002. These shares are in the calculation of the "Number of Shares Beneficially Owned." This table does not include the beneficial ownership of shares held by Raymond W. Anderson, our former Chief Operating Officer, Chief Financial Officer, Secretary and Vice President, Finance and Administration who has not been employed by us since January 2002.

(3) The mailing address for such stockholder is c/o BioMarin Pharmaceutical Inc., 371 Bel Marin Keys Blvd., Suite 210, Novato, California 94949.

(4) Includes 11,367,617 shares held by Glyko of which Mr. Sager is an officer. Mr. Sager disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

Item 13.  Certain Relationships and Related Transactions

Since January 1, 2001, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described elsewhere in this annual report and (ii) the transaction described below.

Transactions with Directors, Executive Officers and 5% Stockholders

During 2001, Glyko paid us $7,700 per month in management fees for accounting and related regulatory reporting services.

Indebtedness Of Directors And Executive Officers

Other than as described below, none our directors or executive officers or associates of any director or executive officer is, or at any time since the beginning of the most recently completed fiscal year has been, indebted to us.

In April 2001, pursuant to the terms of the employment agreement between us and Fredric D. Price, our Chairman and Chief Executive Officer, we loaned Mr. Price $860,000 to purchase a local residential property evidenced by a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement) and bears interest at the Federal mid-term rate, adjusted on December 31 of each year. As of December 31, 2001, this equaled 3.97% per annum, compounded annually.

In February 2002, we loaned $300,000 to Christopher M. Starr, Ph.D. This loan is evidenced by a promissory note secured by 30,000 otherwise unencumbered shares of our common stock held by Dr. Starr. The note matures on October 31, 2002 and bears interest at the rate of 2.74% per annum, the relevant Applicable Federal Rate as of February 2002.

Pursuant to the Stock Purchase Agreements under which we sold stock ("Founders' Shares") to two of our founding officers, we have loaned $1,300,000 and $400,000 to Mr. Denison and Dr. Starr, respectively, to purchase shares of our common stock. The loans are evidenced by interest bearing promissory notes due on demand and are fully recourse.

The following table sets forth any indebtedness of our directors or executive officers entered into in connection with the purchase of the Founders' shares.


                                                                                         Number of      Security for
                                              Largest Amount         Outstanding           Common       Indebtedness
                                              of Outstanding      Indebtedness as of       Shares     Number of Shares
Name of Borrower                  Lender      Indebtedness(1)   December 31, 2001 (1)    Purchased     of Common Stock
------------------------------- ------------ ------------------ ----------------------- ------------- ------------------
Grant W. Denison, Jr.            BioMarin       $1,631,660           $1,631,660           1,300,000        1,300,000
Christopher M. Starr, Ph.D.      BioMarin         $430,452             $430,452             400,000          342,956


(1)  Includes accrued interest at 6% per annum.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 BioMarin Pharmaceutical Inc.

Dated:   April 30, 2002                 By: /s/ Fredric D. Price
------------------------------------       -------------------------------------
                                           Fredric D. Price
                                           Chairman, Chief Executive Officer and
                                           Director





     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                          Title                                    Date

 /s/ Fredric D. Price                                                         April 30, 2002
---------------------------          Chairman, Chief Executive Officer       ----------------
Fredric D. Price                    and Director (Principal Executive
                                     Officer)
/s/ Kim R. Tsuchimoto-Evans                                                   April 30, 2002
---------------------------          Vice President, Controller              ----------------
Kim R. Tsuchimoto-Evans              (Principal Accounting Officer)

*                                                                             April 30, 2002
---------------------------                                                  ----------------
Grant W. Denison, Jr.                Director

*                                                                             April 30, 2002
---------------------------                                                  ----------------
Phyllis I. Gardner, M.D.             Director

*                                                                             April 30, 2002
---------------------------                                                  ----------------
Erich Sager                          Director

*                                                                             April 30, 2002
---------------------------                                                  ----------------
Gwynn R. Williams                    Director




* By: /s/ Fredric D. Price
     ----------------------
      Fredric D. Price
      Attorney-In-Fact
