Form 10-Q
period 2002-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2002-05-15
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,835,325 shares common stock, par value $0.001, outstanding as of May 3, 2002.

                          BIOMARIN PHARMACEUTICAL INC.

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).


           Consolidated Balance Sheets.......................................2
           Consolidated Statements of Operations for the three-month
              periods ended March 31, 2001 and 2002 and for the period
              from March 21, 1997 (inception) through March 31, 2002.........3
           Consolidated Statements of Cash Flows.............................5
           Notes to Consolidated Financial Statements........................6

         Item 2.  Management's Discussion and Analysis.......................9

         Item 3.  Quantitative and Qualitative Disclosure
                     about Market Risk.......................................25



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................26

         Item 2.  Changes in Securities and Uses of Proceeds.................26

         Item 3.  Defaults upon Senior Securities............................26

         Item 4.  Submission of Matters to a Vote of Security Holders........26

         Item 5.  Other Information..........................................26

         Item 6.  Exhibits and Reports on Form 8-K...........................26

SIGNATURE....................................................................28

Item 1.  Financial Statements


                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                        Consolidated Balance Sheets as of
              (In thousands, except for shares and per share data)

                                                                     December 31,                 March 31,
                                                                         2001                        2002
                                                                 ----------------------     -----------------------
                                                                 ----------------------     -----------------------
Assets                                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                      $              12,528      $              18,202
   Short-term investments                                                       118,569                     96,596
   Due from BioMarin/Genzyme LLC                                                  3,096                      5,888
   Current assets of discontinued ops. of Glyko, Inc.                               668                        852
   Other current assets                                                           1,922                      1,888
                                                                 ----------------------     -----------------------
                                                                 ----------------------     -----------------------
    Total current assets                                                        136,783                    123,426

Property, plant and equipment, net                                               32,560                     33,059
Other non-current assets                                                          2,468                        821
                                                                 ----------------------     -----------------------
     Total assets                                                $              171,811     $              157,306
                                                                 ======================     =======================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $               4,284      $                3,188
   Accrued liabilities                                                           2,198                       4,375
   Current liabilities of discontinued ops. of Glyko, Inc.                         229                         154
   Current portion of capital lease obligations                                     66                         193
   Short-term portion of notes payable                                           1,525                       1,525
                                                                 ----------------------     -----------------------
     Total current liabilities                                                   8,302                       9,435

   Long-term portion of notes payable                                            3,864                       3,421
   Long-term portion of capital lease obligations                                   97                          82
                                                                 ----------------------     -----------------------
     Total liabilities                                                          12,263                      12,938
                                                                 ---------------------      -----------------------

Stockholders' equity:
   Common stock, $0.001 par value:  75,000,000
     shares authorized 52,402,535 and 53,357,642
     shares issued and outstanding December 31,
     2001 and March 31, 2002, respectively                                          52                          53
   Additional paid in capital                                                  305,230                     316,469
   Common stock warrants                                                         5,134                       5,219
   Deferred compensation                                                         (699)                       (490)
   Notes from stockholders                                                     (2,037)                     (2,087)
   Foreign currency translation adjustment                                        (13)                        (74)
   Deficit accumulated during development stage                              (148,119)                   (174,722)

                                                                 ---------------------      -----------------------
     Total stockholders' equity                                                159,548                     144,368
                                                                 ---------------------      -----------------------
     Total liabilities and stockholders' equity                  $             171,811      $              157,306
                                                                 =====================      =======================

             The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
           For the Three-Month Periods Ended March 31, 2001 and 2002
                (In thousands, except per share data, unaudited)


                                                                            Three Months Ended March 31,
                                                                  -------------------------------------------------
                                                                           2001                      2002
                                                                  -----------------------   -----------------------
Revenues:
      Revenues from BioMarin/Genzyme LLC                               $         2,690               $      3,792
                                                                  -----------------------   -----------------------
                                                                  -----------------------   -----------------------
           Total revenues                                                        2,690                      3,792
                                                                  -----------------------   -----------------------

Operating Costs and Expenses:
      Research and development                                                   9,657                     13,218
      General and administrative                                                 1,474                      3,926
      In-process research and development                                            -                     11,223
                                                                  -----------------------   -----------------------
           Total operating costs and expenses                                   11,131                     28,367
                                                                  -----------------------   -----------------------


Loss from operations                                                           (8,441)                   (24,575)


Interest income                                                                    468                        380
Interest expense                                                                   (2)                       (91)
Loss from BioMarin/Genzyme LLC                                                 (1,108)                    (2,298)
                                                                  -----------------------   -----------------------

Net loss from continuing operations                                            (9,083)                   (26,584)
Income (loss) from discontinued operations                                       (617)                        122
Loss from disposal of discontinued operations                                       -                       (141)
                                                                  -----------------------   -----------------------
                                                                  -----------------------   -----------------------
        Net loss                                                  $            (9,700)                   (26,603)
                                                                  =======================   =======================
                                                                  =======================   =======================

Net loss per share, basic and diluted:
      Net loss from continuing operations                         $             (0.24)                     (0.51)
      Loss from discontinued operations                                         (0.02)                     (0.00)
                                                                  -----------------------   -----------------------
                                                                  -----------------------   -----------------------
      Net loss                                                    $             (0.26)                     (0.51)
                                                                  =======================   =======================
                                                                  =======================   =======================


Weighted average common shares outstanding                                      37,052                     52,535
                                                                  =======================   =======================
                                                                  =======================   =======================


       The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                         (a development-stage company)


           Consolidated Statements of Operations (continued)
      For the Period from March 21, 1997 (Inception) to March 31, 2002
            (In thousands, except per share data, unaudited)


                                                                     Period from March 21,
                                                                      1997 (Inception) to
                                                                         March 31, 2002
                                                                ---------------------------------
                                                                ---------------------------------
Revenues:
     Revenues from BioMarin/Genzyme LLC                                     $            30,990
     Revenues - other                                                                       369
                                                                ---------------------------------
                                                                ---------------------------------
          Total revenues                                                                 31,359
                                                                ---------------------------------

Operating Costs and Expenses:
     Research and development                                                           131,501
     General and administrative                                                          25,970
     In-process research and development                                                 22,870
     Facility closure                                                                     4,423
                                                                ---------------------------------
          Total operating costs and expenses                                            184,764
                                                                ---------------------------------

Loss from operations                                                                   (153,405)

Interest income                                                                            7,812
Interest expense                                                                           (847)
Loss from BioMarin/Genzyme LLC                                                          (14,263)
                                                                ---------------------------------

Net loss from continuing operations                                                    (160,703)
Loss from discontinued operations                                                        (5,966)
Loss from disposal of discontinued operations                                            (8,053)
                                                                ---------------------------------
                                                                ---------------------------------
      Net loss                                                              $          (174,722)
                                                                =================================
                                                                =================================

Net loss per share, basic and diluted:
     Net loss from continuing operations                                    $             (5.44)
     Loss from discontinued operations                                                    (0.20)
     Loss on disposal of discontinued operations                                          (0.27)
                                                                ---------------------------------
                                                                ---------------------------------
     Net loss                                                               $             (5.91)
                                                                =================================

                                                               =================================

Weighted average common shares outstanding                                                29,539
                                                                =================================


             The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                           (a development-stage company)

                        Consolidated Statements of Cash Flows
         For the Three-Month Periods Ended March 31, 2001 and 2002, and for
           the Period from March 21, 1997 (Inception) to March 31, 2002

                            (In thousands, unaudited)

                                                                                                       March 21, 1997
                                                                                                       (inception) to
                                                                        March 31,                       March 31,
                                                                  2001               2002                 2002
                                                          --------------------  -------------------  ---------------------
Cash flows from operating activities:
 Net loss from continuing operations                             $   (9,083)      $     (26,584)         $     (160,703)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  In-process research and development                                     -               10,286                  21,933
  Facility closure                                                        -                   -                    3,791
  Depreciation                                                         1,162               1,852                  16,759
  Amortization of deferred compensation                                  209                 209                   3,970
  Loss from BioMarin/Genzyme LLC                                       3,799               6,160                  44,324
  Other non-cash compensation                                             -                  206                     206
 Changes in operating assets and liabilities:
  Due from BioMarin/Genzyme LLC                                      (1,587)             (2,815)                 (5,911)
  Other current assets                                                  (92)               2,078                     812
  Note receivable from officer                                            -                (300)                 (1,189)
  Deposits                                                             (150)                  -                    (434)
  Accounts payable                                                   (3,122)             (1,323)                   3,060
  Accrued liabilities                                                  (165)               2,177                   4,696
                                                          ------------------------------------------------------------------
  Net cash used in continuing operations                             (9,029)             (8,054)                (68,686)
  Net cash provided by (used in) discontinued operations               (125)               (279)                     470
                                                          ------------------------------------------------------------------
    Net cash used in operating activities                            (9,154)             (8,333)                (68,216)
                                                          ------------------------------------------------------------------

Cash flows from investing activities:
 Purchase of property and equipment                                    (430)             (2,245)                (53,296)
 Purchase of Synapse                                                      -              (1,028)                 (1,028)
 Investment in BioMarin/Genzyme LLC                                  (2,100)             (4,504)               (123,073)
 Purchase of IBEX therapeutic assets                                      -                  -                  (39,309)
 Purchase (sale) of short-term investments                            13,627              21,973                  18,941
                                                          ------------------------------------------------------------------
  Net cash used in continuing operations                              11,097              14,196               (197,765)
  Net cash used in discontinued operations                                -                  -                   (1,663)
                                                          ------------------------------------------------------------------
Net cash provided by (used in) investing activities                   11,097              14,196               (199,428)
                                                          ------------------------------------------------------------------

Cash flow from financing activities:
 Net proceeds from sale of common stock, net                             848                 -                   232,823
 Proceeds from issuance of convertible notes                              -                  -                    25,615
 Net proceeds from Acqua Wellington agreement                             -                  -                    13,163
 Proceeds from exercise of common
  stock options and warrants                                             408                 375                   8,070
 Net proceeds from notes payable                                          -                  -                     5,639
 Repayment of notes payable                                              (7)               (443)                   (693)
 Repayment of capital lease obligations                                   -                 (15)                    (58)
 Receipts from notes receivable from stockholders                         -                 (45)                     759
 Issuance of common stock for ESPP, and other                             -                  -                       602
                                                          ------------------------------------------------------------------
   Net cash provided by (used in) financing activities
                                                                       1,249               (128)                 285,920
                                                          ------------------------------------------------------------------
Effect of foreign currency translation on cash                            -                 (61)                    (74)
                                                          ------------------------------------------------------------------
   Net increase in cash                                                3,192               5,674                  18,202

Cash and cash equivalents:
 Beginning of period                                                  16,530              12,528                      -
                                                          ------------------------------------------------------------------
 End of period                                                   $    19,722      $       18,202         $        18,202
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

The Company was incorporated on October 25, 1996 in the state of Delaware and first began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, the Company has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of the Company's outstanding common stock being reduced to 21.3 percent at March 31, 2002.

In February 2002, the Company decided to close the carbohydrate analytical business portion of Glyko, Inc., a wholly-owned subsidiary, which provided all of Glyko, Inc.'s revenues. Accordingly, the Company recorded a Glyko, Inc. closure expense of $7.9 million in the 2001 consolidated statements of operations. This charge consisted primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the acquisition of Glyko, Inc. The majority of the Glyko, Inc. employees have been incorporated into the BioMarin business to provide necessary analytic and diagnostic support to the Company's therapeutic products.

The net loss of Glyko, Inc.'s operations is included in the accompanying consolidated statements of operations as income (loss) from discontinued operations. Glyko, Inc.'s gross revenues for the quarters ended March 31, 2002 and 2001 and for the period from March 21, 1997 (inception) through March 31, 2002 were $0.8 million, $0.7 million and $8.2 million, respectively.

On March 21, 2002, the Company purchased all of the outstanding capital stock of Synapse Technologies Inc. (a privately held Canadian company) for approximately $10.2 million in Company common stock plus future contingent milestone payments totaling approximately $6 million payable in either cash or common stock at the Company's discretion. The Company issued 885,240 shares of common stock for the purchase. The acquisition was recorded using the purchase method of accounting. The transaction did not meet the criteria of a business combination as outlined in EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business" as, upon acquisition, Synapse did not have any significant business outputs. Accordingly, all of the purchase price plus related expenses totaling $11.2 million was attributed to in-process research and development and was expensed in the accompanying consolidated statements of operations.

Through March 31, 2002, the Company had accumulated losses during its development stage of approximately $174.7 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's cash and cash equivalents and short-term investment balances at March 31, 2002 will be sufficient to meet the Company's obligations through the end of 2003. Until the company can generate sufficient levels of cash from its operations, the company expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

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

Operating results for the three-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-K Annual Report.

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

Short-term Investments

The Company records its investments as held-to-maturity. These investments are recorded at amortized cost at March 31, 2002. These securities are comprised mainly of bond mutual funds, corporate bonds, Federal agency investments, commercial paper and bank certificates of deposit.

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

The Company accounts for its investment in the joint venture using the equity method. The Company recognizes 50% of amounts billed to the joint venture as revenue in accordance with its policy to recognize revenue for these billings to the extent that payments for the billings were funded by Genzyme. The 50% of amounts billed to the joint venture that is funded by the Company is recorded as an offset to the Company's equity in the loss of the joint venture.

Note Receivable from Officer

Pursuant to an employment agreement with an officer of the Company, the Company loaned the officer $860,000 to purchase a local property and received a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement) and bears interest at the Federal mid-term rate.

In February 2002, the Company loaned another officer $300,000 to purchase a residence and received a promissory note secured by the officers unencumbered shares of the Company owned by the officer. The note is full-recourse and matures on October 31, 2002 and bears interest at the Federal short-term rate.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property, plant and equipment consisted of the following (in thousands):

                                         December 31,     March 31,                  Estimated
                                             2001            2002                   Useful Lives
                                        ---------------  -------------  -------------------------------------
                                        ---------------  -------------  -------------------------------------

Computer hardware and software          $       1,532    $     1,820                   3 years
Office furniture and equipment                  1,557          1,622                   5 years
Manufacturing/laboratory equipment             11,769         11,918                   5 years
Leasehold improvements                         30,886         32,735        Shorter of life of asset or lease term
Construction in progress                        1,064          1,064
                                        ---------------  -------------
                                        ---------------  -------------
                                               46,808         49,159
Less:  Accumulated depreciation              (14,248)       (16,100)
                                        ---------------  -------------
                                        ---------------  -------------
                Total, net              $      32,560    $    33,059
                                        ===============  =============


Stockholders' Equity

The notes from stockholders included in stockholders' equity are currently due. The notes are anticipated to be paid prior to June 30, 2002. The Company does not believe there will be any problems collecting on the notes.

Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development performed in connection with the BioMarin/Genzyme LLC joint venture (including clinical manufacturing, clinical operations, regulatory activities), and internal research and development activities. All research and development expenses are expensed as incurred.

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

Our lead product candidate, Aldurazyme(TM), is being developed for the treatment of Mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of
(alpha)-L-iduronidase, an enzyme responsible for breaking down certain carbohydrates. MPS I is a progressive disease that afflicts patients from birth and frequently leads to severe disability and early death. There are currently no drugs on the market for the treatment of MPS I. Aldurazyme has received both fast track designation from the United States Food and Drug Administration (FDA) and orphan drug designation for the treatment of MPS I in the United States and in the European Union. We are developing Aldurazyme through a joint venture with Genzyme Corporation. In collaboration with Genzyme, we completed a double-blinded, placebo-controlled Phase 3 clinical trial of Aldurazyme in August 2001. On November 2, 2001, we announced positive results from this trial. On April 1, 2002, we announced that together with our joint venture partner, Genzyme, we have filed with European regulatory authorities for approval to market Aldurazyme. On April 15, 2002, Genzyme and we announced that the joint venture filed the first portion of a "rolling"' Biologics License Application
(BLA) with the FDA for approval to market Aldurazyme in the United States. Genzyme and we anticipate a response from the FDA regarding the application to market Aldurazyme in the United States during the first half of 2003.

We are developing our second product candidate, Neutralase(TM), for reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery and angioplasty. We acquired rights to Neutralase through our acquisition of the pharmaceutical assets of IBEX Technologies Inc. in the fourth quarter of 2001. Heparin is a carbohydrate drug commonly used to prevent coagulation, or blood clotting, during certain types of major surgery. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and aiding patient recovery following CABG surgery and angioplasty. Based on data from previous trials, we plan to initiate a Phase 3 trial in CABG surgery in the third quarter of 2002.

In addition to Aldurazyme and Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In 2001, we announced the results of a Phase 1 trial of Aryplase(TM) for the treatment of MPS VI, another seriously debilitating genetic disease. Based on data from the Phase 1 trial, we initiated a Phase 2 trial of Aryplase in the first quarter of 2002. We are also developing VibrilaseTM, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. We initiated a Phase 1 clinical trial of Vibrilase in the United Kingdom in the fourth quarter of 2001, and expect to analyze the results from this trial in the fourth quarter of 2002. In addition, we are pursuing preclinical development of other enzyme product candidates for genetic and other diseases.

Recent Developments

On April 22, 2002, we announced that we had begun dosing patients in a Phase 2 clinical trial of Aryplase for the treatment of MPS VI. The primary objective of this open-label, multi-national Phase 2 clinical trial will be to evaluate the efficacy, safety and pharmacokinetics of weekly intravenous infusions of 1.0 mg/kg of Aryplase in 10 MPS VI patients. This dose represents the higher level of two doses administered in the six-patient Phase 1 trial.

On April 15, 2002, Genzyme and we announced that the joint venture filed the first portion of a "rolling" Biologics License Application (BLA) with the FDA for approval to market Aldurazyme in the United States. We plan to complete the BLA filing in the third quarter of this year. The BLA will include six months of data from the ongoing open-label Phase 3 extension study in addition to the six-month data from the placebo-controlled portion of the Phase 3 trial. Patients from both the treatment and placebo arms of the Phase 3 trial had received at least six months of weekly Aldurazyme infusions in the open-label extension study as of February 8, 2002. Genzyme and we anticipate a response from the FDA regarding the application to market Aldurazyme in the United States during the first half of 2003.

On April 1, 2002, we announced that together with our joint venture partner, Genzyme, we have filed with European regulatory authorities for approval to market Aldurazyme. Our joint venture submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (European Union)(or EMEA) on March 1, 2002. The EMEA has accepted our MAA and validated that it is complete and ready for scientific review. Accordingly, the EMEA's Committee for Proprietary Medicinal Products (CPMP) will now evaluate the application to determine whether to approve Aldurazyme for the treatment of MPS I in all 15 member states of the European Union. Norway and Iceland also participate in the CPMP but have a separate approval process.

On March 21, 2002, we acquired Synapse Technologies Inc. Synapse owns the rights to certain patented and proprietary technology which, based on the results of preclinical trials, has the potential to deliver therapeutic enzymes and other drugs across the blood-brain barrier by means of traditional intravenous injections. Under the terms of the agreement, we purchased 100% of the outstanding shares of Synapse for approximately $10.2 million payable in 885,240 shares of our common stock. We also may make future contingent payments of up to CDN. $8 million (which equaled approximately U.S. $5.0 million as of May 1,
2002). These payments are payable in either cash or stock, at our option.

On February 25, 2002, we decided to close the analytics product catalog business of our wholly-owned subsidiary, Glyko, Inc. The majority of the Glyko, Inc. employees have been incorporated into our pharmaceutical business to provide necessary analytic and diagnostic support to our therapeutic products. Certain operating assets of Glyko, Inc. may be offered for sale.

On February 7, 2002, we announced that we had reached a definitive agreement to acquire all of the outstanding capital stock of Glyko Biomedical Ltd. (GBL). GBL is not affiliated with Glyko, Inc. GBL's principal asset is its 21.3% ownership interest in our common stock. GBL owns 11,367,617 shares of our common stock. Under the terms of the acquisition agreement, GBL's common shareholders will receive 11,367,617 shares of our common stock in exchange for all of GBL's outstanding common stock. There will be no net effect on the number of shares of our common stock outstanding, as we plan to retire the existing shares of our common stock currently held by GBL upon closing.

Results of Operations

In February 2002, we decided to close the carbohydrate analytical business portion of our wholly owned subsidiary, Glyko, Inc., which provided all of Glyko, Inc.'s revenues. The decision to close Glyko, Inc. has resulted in the operations of Glyko, Inc. being classified as discontinued operations in our consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in our consolidated balance sheets. In addition, we have segregated the operating results in our consolidated statements of operations and have segregated cash flows from discontinued operations in our consolidated statements of cash flows.

The Quarters Ended March 31, 2002 and 2001

For the quarters ended March 31, 2002 and 2001, revenues were $3.8 million and $2.7 million, respectively, which came exclusively from our joint venture with Genzyme. The increase in joint venture revenues in the first quarter of 2002 compared to the same period in 2001 was primarily the result of increased manufacturing activities in support of our Phase 1 and Phase 3 extension studies, increased regulatory, clinical and plant and process validation efforts in preparation for the rolling BLA submission that commenced in April 2002.

Research and development expenses increased to $13.2 million in the first quarter of 2002 from $9.7 million in comparable period of 2001. The major factors in the growth of research and development expenses include increased expenses for the Aldurazyme joint venture with Genzyme, especially manufacturing, regulatory and clinical requirements, for manufacturing and clinical requirements to support our Phase 2 clinical trial and Phase 1 extension study of Aryplase, for the clinical expenses associated with our Phase 1 clinical trial of Vibrilase and for the increased manufacturing and research staff to support our product programs, including the addition of scientific staff in Montreal, Canada in October 2001 supporting Neutralase and Phenylase and in Vancouver, Canada in March 2002 supporting the technology purchased from Synapse. We anticipate research and development expenditures to continue to increase in the future in order to further develop our drug product candidates.

General and administrative expenses increased to $3.9 million in the first quarter of 2002 from $1.5 million in the comparable period of 2001. This increase was primarily due to costs incurred in the first quarter of 2002 for legal and other fees associated with the Synapse acquisition and the potential acquisition of all of the outstanding capital stock of Glyko Biomedical Ltd. by us (in exchange for our common stock), increased staffing in finance, business development, information systems and purchasing, and expenses related to the implementation of an improved financial reporting and budgeting software system. Over the next year, we anticipate that general and administrative expenditures will increase approximately 30%, exclusive of the approximately $1.1 million of extraordinary costs associated with the acquisitions and the implementation of the financial reporting system. This increase will primarily be due to increased headcount and facilities to support the growth of our Company.

In-process research and development totaling $11.2 million represents the entire purchase price of our acquisition of all of the outstanding stock of Synapse Technologies, Inc. in March 2002 plus related expenses. On March 21, 2002, we purchased Synapse including its intellectual property and preclinical data on p97, a technology that may allow drugs to cross the blood brain barrier, for $10.2 million in our common stock at a deemed price of $11.50 per share (885,240 shares). In connection with the Synapse purchase, we issued options and warrants to purchase 80,221 and 27,419 shares of our common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model and the resulting valuations of $561,000 and $85,000, respectively, were included as additional purchase price. The purchase agreement requires us to make up to CDN. $8 million (which equaled approximately U.S. $5.0 million as of May 1, 2002) in contingency payments upon certain regulatory and licensing milestones if they occur before March 21, 2012.

Interest income decreased by $88,000 to $380,000 in the first quarter of 2002 from $468,000 in the first quarter of 2001 primarily due to the decrease in interest rates available on short-term investments, offset in part by higher cash balances resulting from our recent financing activities.

Interest expense for the first quarter of 2002 was $91,000 and $2,000 in the comparable period of 2001. The increase was due to an equipment loan executed for $5.5 million in December 2001.

Our equity in the loss of our joint venture with Genzyme was $2.3 million for the first quarter of 2002 compared to $1.1 million for the first quarter of 2001, as the joint venture continued extension studies of the original Phase 1 clinical trial and the Phase 3 clinical trial of Aldurazyme and filed an MAA in Europe.

Net loss from continuing operations was $26.6 million ($0.51 per share, basic and diluted) and $9.1 million ($0.24 per share, basic and diluted) for the first quarter of 2002 and 2001, respectively.

Income (loss) from discontinued operations relating to the Glyko, Inc. analytics business was $122,000 in the first quarter of 2002 and $(617,000) in the comparable period of 2001. The increase to income in the first quarter of 2002 was due to an increase in sales to customers in anticipation of a possible sale or discontinuance of the analytics business of Glyko, Inc.

Loss from disposal of discontinued operations represents the Glyko, Inc. closure expense of $141,000 in the first quarter of 2002 consisting primarily of accrued severance to personnel who did not become our employees and marketing and investment banking fees incurred in connection with the potential sale of the analytics business of Glyko, Inc.

Net loss was $26.6 million ($0.51 per share, basic and diluted) and $9.7 million ($0.26 per share, basic and diluted) for the first quarters of 2002 and 2001, respectively.

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

Our combined cash, cash equivalents and short-term investments totaled $114.8 million at March 31, 2002 a decrease of $16.3 million from $131.1 million at December 31, 2001. The primary uses of cash during the quarter ended March 31, 2002 were to finance operations, fund the joint venture, purchase leasehold improvements and equipment and expenses associated with the purchase of Synapse (primarily legal fees). The primary sources of cash during the quarter were the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan, the aggregate exercise price of which totaled approximately $0.4 million.

As of March 31, 2002, our total research and development expense to date was $131.5 million which was allocated $65.0 million to Aldurazyme, $0.6 million to Neutralase, $14.9 million to Aryplase, $6.6 million to Vibrilase and $44.4 million to other projects. In the first quarter of 2002, our research and development expense of $13.2 million was allocated $7.7 million to Aldurazyme, $0.3 million to Neutralase, $2.1 million to Aryplase, $0.3 million to Vibrilase and $2.8 million to other projects. Due to the uncertainty of the development of, and the complications of obtaining regulatory approval for the commercialization of pharmaceutical products, it is impossible to estimate the future costs associated with the completion of any of our product programs, the anticipated completion date, or the date by which the project will generate significant revenue from sales, if at all. Please see the section entitled "Factors That May Affect Future Results," and, in particular, the discussions captioned "If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products"; "To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials will be required, and the results of the studies and trials are highly uncertain" and "If we are unable to manufacture our drug products in sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenues or have reduced margins" in that section.

From our inception through March 31, 2002, we have purchased approximately $53.3 million of leasehold improvements and equipment. We expect that our investment in leasehold improvements and equipment will increase significantly during the next two years because we will provide facilities and equipment for a larger staff and increased manufacturing capacity.

We expect to fund our operations with our cash, cash equivalents and short-term investments. We have made and plan to make substantial commitments to capital projects, including developing new research and development facilities and expanding our administrative and support offices. For all of 2002, we expect to expend approximately $60 million for operations and capital expenditures. We expect our current funds to last through 2003.

We do not expect to generate positive cash flow from operations at least until 2004 because we expect to increase operational expenses and manufacturing investment for the joint venture and to increase research and development activities, including:

o        preclinical studies and clinical trials;

o        process development, including quality systems for product manufacture;

o regulatory processes in the United States and international jurisdictions;

o        clinical and commercial scale manufacturing capabilities; and

o        expansion of sales and marketing activities

Until we can generate sufficient levels of cash from our operations, we expect to continue our operations through the expenditure of our current cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through: the sale of equity securities; equipment-based financing; and collaborative agreements with corporate partners.

We expect that the net proceeds from any sales of our common stock, equipment financing or collaborative agreements will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with our lead clinical programs including Aldurazyme for MPS I, Neutralase for heparin reversal, Aryplase for MPS VI and Vibrilase for burn wounds. In addition, net proceeds may also be used for research and development of other pipeline products, building of our supporting infrastructure, and other general corporate purposes.

There are three current arrangements that may provide us with additional sources of financing in the future:

o In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme has committed to pay us an additional $12.1 million upon approval of the BLA for Aldurazyme. We anticipate a response from the FDA in the first half of 2003 regarding our recently filed "rolling" BLA for Aldurazyme.

o In August 2001, we signed an amended agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington)for an equity investment in us. The agreement allows for the purchase of up to $27.7 million of our common stock. Under the terms of the agreement, we will have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price. The maximum amount that we may request to be bought in any one month is dependent upon the market price of our stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition, we may, at our discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. As of March 31, 2002, we may request a maximum additional aggregate investment of $14.2 million. This agreement terminates on October 15, 2002. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us.

o During December 2001, we entered into three separate agreements with General Electric Capital Corporation for secured loans totaling $5.5 million. The notes bear interest (ranging from 9.1% to 9.31%) and are secured by certain manufacturing and laboratory equipment. Additionally, one of the agreements is subject to a covenant that requires us to maintain a minimum unrestricted cash balance of $25 million. Should the unrestricted cash balance fall below $25 million, the note is subject to prepayment, including prepayment penalties ranging from 1% to 4%. We expect to enter into additional similar facilities as we acquire additional equipment and expand our facilities.


In addition to the foregoing sources, we anticipate a need for additional financing to fund our future operations, including the commercialization of our drug products currently under development. We cannot assure you that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

Our future capital requirements will depend on many factors, including, but not limited to:

o the progress, timing and scope of our preclinical studies and clinical trials;

o        the time and cost necessary to obtain regulatory approvals;

o the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

o the time and cost necessary to respond to technological and market developments; and

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

Critical Accounting Policies

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of our joint venture agreement with Genzyme, Genzyme and we have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and us on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. We provided $43.9 million in funding to the joint venture from inception through March 31, 2002.

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

Income taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. For all periods presented, we have recorded a full valuation allowance against our net deferred tax asset, the principal amount of which is the tax effect of net operating loss carryforwards of approximately $61.5 million at December 31, 2001. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase income in the period such adjustment was made.

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

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our product candidates. As of March 31, 2002, we had an accumulated deficit of approximately $174.7 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

o the progress, timing and scope of our preclinical studies and clinical trials;

o        the time and cost necessary to obtain regulatory approvals;

o the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

o the time and cost necessary to respond to technological and market developments; and

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

Moreover,   our  fixed  expenses  such  as  rent,  license  payments  and  other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

o        additional leases for new facilities and capital equipment;

o        additional licenses and collaborative agreements;

o additional contracts for consulting, maintenance and administrative services; and

o        additional contracts for product manufacturing.

We believe that our cash, cash equivalents and short term investment securities balances at March 31, 2002 will be sufficient to meet our operating and capital requirements through 2003. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approvals are not obtained or are delayed, our management's credibility, and the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of our products and our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

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

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our drug products. Additional factors that can cause delay or termination of our clinical trials include:

o        slow or insufficient patient enrollment;

o slow recruitment of, and completion of necessary institutional approvals at clinical sites;

o        longer treatment time required to demonstrate efficacy;

o        lack of sufficient supplies of the product candidate;

o        adverse medical events or side effects in treated patients;

o        lack of effectiveness of the product candidate being tested; and

o        regulatory requests for additional clinical trials.

Typically, if a drug product is intended to treat a chronic disease, as is the case with most of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

In May 2001, we completed a 24-month patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of MPS I. Two of the original ten patients enrolled in this trial died in 2000. One of these patients received 103 weeks of Aldurazyme treatment and the other received 137 weeks of treatment. One of the original forty-five patients who completed the Phase 3 clinical trial died after 16 weeks of the Phase 3 extension study. One patient treated under a single-patient use protocol died after 131 weeks of Aldurazyme treatment. Based on medical data collected from clinical investigative sites, none of these cases directly implicated treatment with Aldurazyme as the cause of death. If cases of patient complications or death are ultimately attributed to Aldurazyme, our chances of commercializing this drug would be seriously compromised.

The fast track designation for our product candidates may not actually lead to a faster review process and a delay in the review process or approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these programs.

Aldurazyme and Aryplase have obtained fast track designations, which provides certain advantageous procedures and guidelines with respect to the review by the FDA of the BLA for these products and which may result in our receipt of an initial response from the FDA earlier than would be received if these products had not received a fast track designation. However, these procedures and guidelines do not guarantee that the total review process will be shorter than, or that approval will be obtained, if at all, earlier than, would be the case if the products had not received fast track designation. If the review process or approval for either product is delayed, realizing revenue from the sale of the products will be delayed and the capital necessary to fund these programs will be increased.

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

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payers, the sales of our drugs would be adversely affected or there may be no commercially viable markets for our products.

The course of treatment for patients with MPS I using Aldurazyme and for patients with MPS VI using Aryplase is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or Aryplase without reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely effected.

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

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our joint venture partner Genzyme to obtain reimbursement for the costs of Aldurazyme. We will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate rates. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise.

We expect that, in the future, reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may adversely affect reimbursement for medical treatment by third party payers, which may render our products commercially un-viable or may adversely affect our future revenues and gross margins.

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

o The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents.

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

The patent holder has granted an exclusive license for products relating to these patents to one of our competitors. If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the United States unless we can obtain a sublicense from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees, which could materially reduce potential profits from the eventual sale of Aldurazyme.

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

We cannot guarantee that Genzyme will devote the resources necessary to successfully market Aldurazyme. In addition, either party may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Although we are not currently in breach of the joint venture agreement and we believe that Genzyme is not currently in breach of the joint venture agreement, there is a risk that either Genzyme or we could breach the agreement in the future. Either party may also terminate the agreement upon one-year prior written notice for any reason. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 million in cash upon the approval of the BLA for Aldurazyme.

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

Our manufacturing processes may not meet initial expectations and we may encounter problems with any of the following measurements of performance if we attempt to increase the scale or size or improve the commercial viability of our manufacturing processes:

o design, construction and qualification of manufacturing facilities that meet regulatory requirements;

o        schedule;

o        reproducibility;

o        production yields;

o        purity;

o        costs;

o        quality control and assurance systems;

o        shortages of qualified personnel; and

o        compliance with regulatory requirements.

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

o        improving the manufacturing processes licensed from others; or

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

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them, including those products with orphan drug designation, or commercialize their products before we do. With respect to Aldurazyme and Aryplase, if our competitors successfully commercialize a product that treats MPSI or MPSIV, respectively, before we do, we may effectively be precluded from developing a product to treat that disease because the patient populations of the diseases are so small. If our competitor gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the U.S. and ten years in the European Union. If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as the programs acquired from IBEX and Synapse, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with academic research institutions. If our competitors successfully enter into partnering arrangements or licensing agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions are also competitors. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies or clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. We compete with other biotechnology and pharmaceutical companies, as well as universities and other academic institutions for qualified personnel. Any harm to our research and development programs would harm our business and prospects.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme, with aggregate loss limits of $5.0 million. We have obtained insurance against product liability lawsuits for the clinical trials for Aryplase and Vibrilase, with aggregate loss limits of $8.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase and Vibrilase for which the joint venture's or our insurance coverages are not adequate.

We cannot be certain that if Aldurazyme, Aryplase or Vibrilase receives FDA approval, the product liability insurance the joint venture or we will need to obtain in connection with the commercial sales of Aldurazyme, Aryplase or Vibrilase will be available in meaningful amounts or at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

o progress of Aldurazyme, Neutralase, Aryplase and our other lead drug products through the regulatory process, especially regulatory actions in the United States related to Aldurazyme;

o results of clinical trials, announcements of technological innovations or new products by us or our competitors;

o government regulatory action affecting our drug products or our competitors' drug products in both the United States and foreign countries;

o        developments or disputes concerning patent or proprietary rights;

o general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

o        economic conditions in the United States or abroad;

o        actual or anticipated fluctuations in our operating results;

o broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate; and

o changes in company assessments or financial estimates by securities analysts

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange's SWX New Market. Listing on both exchanges may increase stock price volatility due to:

o        trading in different time zones;

o        different ability to buy or sell our stock;

o        different market conditions in different capital markets; and

o        different trading volume.

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

Our directors and officers control approximately 28% of the outstanding shares of our common stock. Glyko Biomedical Ltd. owns approximately 21.3% of the outstanding shares of our capital stock. The president and chief executive officer of Glyko Biomedical and a significant shareholder of Glyko Biomedical serve as two of our directors. As a result, due to their concentration of stock ownership, directors and officers, if they act together, may be able to control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

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

Based on our investment portfolio and interest rates at March 31, 2001, we believe that a 100 basis point increase or decrease in interest rates would result in an increase or decrease or increase of approximately $1.1 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses unless the investments are sold. Moreover, such gains or losses have historically been immaterial, because we have generally held the majority of such investments to maturity, a practice we currently intend to continue.

The table below presents the carrying value for our investment portfolio. The carrying value approximates fair value at March 31, 2002.

Investment portfolio:
                                                  Carrying value
                                                 (in $ thousands)

Cash and cash equivalents.........................  $ 18,202
Short-term investments............................    96,596*
                                                    -----------
   Total..........................................  $114,798

*33% invested in a bond mutual fund, 4% in corporate bonds, 47% in callable and non-callable Federal agencies, and 16% in money market funds.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.                                        None.

Item 2.    Changes in Securities and Uses of Proceeds.

BioMarin issued 885,240 shares of its Common Stock to the former shareholders of Synapse Technologies Inc. in order to acquire the outstanding shares of Synapse Technologies. The shares were issued effective as of March 21, 2002, the closing date of BioMarin's acquisition of Synapse Technologies. These shares were issued without registration in reliance upon an exemption under Section 3(a)(10) of the Securities Act of 1933, as amended, after a fairness hearing by the Supreme Court of British Columbia

Item 3.    Defaults upon Senior Securities.                          None.

Item 4.    Submission of Matters to a Vote of Security Holders.      None.

Item 5.    Other Information.                                        None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)       The following documents are filed as part of this report

-------------- -----------------------------------------------------------------
EXHIBIT                                           DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
2.1 Acquisition Agreement for a Plan of Arrangement by and among the Company, BioMarin Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 2.5 to the Company's Annual Report on Form 10-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.1 Second Amended and Restated Agreement for Plan of Arrangement by and among the Company, BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 10.26 to the Company's Annual Report on Form 10-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.2 Amendment to BioMarin Pharmaceutical Inc. 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company's Current Repot on Form 8-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------

                  (b) Reports on Form 8-K.

On January 7, 2002, we filed a Current Report on Form 8-K regarding the announcement of various changes to our senior management and the appointment of Dr. Phyllis Gardner, MD to our board of directors.

On November January 14, 2002, we filed an amended and restated Current Report on Form 8-K/A regarding the completion of our acquisition of the rights to all of the pharmaceutical assets of IBEX Technologies Inc. This Current Report amended and restated a Current Report on Form 8-K that originally filed on November 2, 2001, as subsequently amended and restated on November 14, 2001.

On  January  15,  2002,  we filed a  Current  Report on Form 8-K  regarding  the
announcement  that  we  reached  a  definitive   agreement  to  acquire  Synapse
Technologies Inc.

On February 7, 2002, we filed a Current Report on Form 8-K regarding the announcement that we reached a definitive agreement to acquire all of the outstanding shares of Glyko Biomedical Ltd.

On February 26, 2002, we filed a Current Report on Form 8-K regarding the announcement our financial results for the fourth quarter and the full year ended December 31, 2001.

On March 21, 2002, we filed a Current Report on Form 8-K regarding the announcement of an amendment to our 1997 Stock Plan (as amended on December 22, 1998).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                BIOMARIN PHARMACEUTICAL INC.


Dated:     May 14, 2002                    By:  /s/ Fredric D. Price
       --------------------                    --------------------
                                           Fredric D. Price, Chairman and Chief
                                           Executive Officer (on behalf of the
                                           Registrant

Dated:     May 14, 2002                    By:  /s/ Kim R. Tsuchimoto
       --------------------                    ---------------------
                                           Vice President, Controller (principal
                                           accounting officer)

                                  Exhibit Index


-------------- -----------------------------------------------------------------
EXHIBIT                                           DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
2.1 Acquisition Agreement for a Plan of Arrangement by and among the Company, BioMarin Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 2.5 to the Company's Annual Report on Form 10-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.1 Second Amended and Restated Agreement for Plan of Arrangement by and among the Company, BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 10.26 to the Company's Annual Report on Form 10-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------
-------------- -----------------------------------------------------------------
10.2 Amendment to BioMarin Pharmaceutical Inc. 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company's Current Repot on Form 8-K, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------