Form 10-Q
period 2002-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2002-08-14
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,424,129 shares common stock, par value $0.001, outstanding as of August 1, 2002.

                           BIOMARIN PHARMACEUTICAL INC.

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements (Unaudited).


           Consolidated Balance Sheets.........................................2
           Consolidated Statements of Operations...............................3
           Consolidated Statements of Cash Flows...............................5
           Notes to Consolidated Financial Statements..........................6

         Item 2.  Management's Discussion and Analysis.........................9

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk...........................................27


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................28

         Item 2.  Changes in Securities and Uses of Proceeds..................28

         Item 3.  Defaults upon Senior Securities.............................28

         Item 4.  Submission of Matters to a Vote of Security Holders.........28

         Item 5.  Other Information...........................................28

         Item 6.  Exhibits and Reports on Form 8-K............................28

SIGNATURE.....................................................................30

Item 1.  Financial Statements

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                           Consolidated Balance Sheets
               (In thousands, except for share and per share data)


                                                                           December 31,                 June 30,
                                                                               2001                        2002
                                                                      ------------------------   ------------------------
                                                                      ------------------------   ------------------------
Assets                                                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                    $      12,528              $      19,363
   Short-term investments                                                             118,569                     81,195
   Due from BioMarin/Genzyme LLC                                                        3,096                      2,135
   Current assets of discontinued operations of Glyko, Inc.                               668                        687
   Other current assets                                                                 1,922                      2,175
                                                                      -----------------------    -----------------------
    Total current assets                                                              136,783                    105,555

Property and equipment, net                                                            32,560                     32,704
Investment in BioMarin/Genzyme LLC                                                      1,145                      2,356
Other non-current assets                                                                1,323                      1,358
                                                                      ------------------------   ------------------------
     Total assets                                                               $     171,811              $     141,973
                                                                      ========================   ========================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                               $      4,284               $      2,014
 Accrued liabilities                                                                   2,198                      3,348
 Current liabilities of discontinued operations of Glyko, Inc.                           229                        158
 Other current liabilities                                                             1,591                      2,211
                                                                       ------------------------   ----------------------
  Total current liabilities                                                            8,302                      7,731

 Long-term liabilities                                                                 3,961                      3,463
                                                                      ------------------------   -----------------------
  Total liabilities                                                                   12,263                     11,194
                                                                      ------------------------   -----------------------

Stockholders' equity:
 Common stock, $0.001 par value:  75,000,000
  shares authorized, 52,402,535 and 53,424,129
  shares issued and outstanding December 31,
  2001 and June 30, 2002, respectively                                                    52                         53
 Additional paid-in capital                                                          305,230                    316,813
 Warrants                                                                              5,134                      5,219
 Deferred compensation                                                                 (699)                      (281)
 Notes receivable from stockholders                                                  (2,037)                    (2,108)
 Accumulated other comprehensive income                                                 (13)                        216
 Deficit accumulated during the development stage                                  (148,119)                  (189,133)
                                                                      ------------------------   -----------------------
   Total stockholders' equity                                                        159,548                    130,779
   Total liabilities and stockholders' equity                         ------------------------   -----------------------
                                                                                $    171,811              $     141,973
                                                                      ========================   =======================

          The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2001 and 2002
                (In thousands, except per share data, unaudited)



                                                                            Three Months Ended June 30,
                                                                 --------------------------------------------------
                                                                          2001                      2002
                                                                 -----------------------   ------------------------
Revenues:
      Revenues from BioMarin/Genzyme LLC                                     $    2,852                $     3,423
      Revenues - other                                                              160                          -
                                                                 -----------------------   ------------------------
          Total revenues                                                          3,012                      3,423
                                                                 -----------------------   ------------------------

Operating Costs and Expenses:
      Research and development                                                   11,506                     13,336
      General and administrative                                                  1,536                      3,062
                                                                 ----------------------    -----------------------
          Total operating costs and expenses                                     13,042                     16,398
                                                                 -----------------------   ------------------------

Loss from operations                                                           (10,030)                   (12,975)

Interest income                                                                     436                      1,024
Interest expense                                                                    (1)                      (161)
Loss from BioMarin/Genzyme LLC                                                  (1,736)                    (2,461)
                                                                 -----------------------   ------------------------

Net loss from continuing operations                                            (11,331)                   (14,573)
Income (loss) from discontinued operations                                        (638)                        172
Loss from disposal of discontinued operations                                         -                       (10)
                                                                 -----------------------   ------------------------
   Net loss                                                                  $ (11,969)                $  (14,411)
                                                                 =======================   ========================

Net loss per share, basic and diluted:
      Loss from continuing operations                                        $   (0.28)                $    (0.27)
      Loss from discontinued operations                                          (0.02)                         -
                                                                 -----------------------   ------------------------
      Net loss                                                             $     (0.30)               $     (0.27)
                                                                 =======================   ========================

Weighted average common shares outstanding                                       39,587                     53,407
                                                                 =======================   ========================


         The accompanying notes are an integral part of these statements.

                      BioMarin Pharmaceutical Inc. and Subsidiaries
                             (a development-stage company)

                    Consolidated Statements of Operations (continued)
                   For the Six Months Ended June 30, 2001 and 2002 and
               for the Period from March 21, 1997 (Inception) to June 30, 2002
                     (In thousands, except per share data, unaudited)


                                                                                                         Period from March 21,
                                                                    Six Months Ended June 30,              1997 (Inception) to
                                                            ------------------------------------------       June 30, 2002
                                                                      2001              2002
                                                            --------------------    ------------------     -----------------------
Revenues:
  Revenues from BioMarin/Genzyme LLC                            $          5,542       $         7,215        $             34,413
  Revenues - other                                                           160                     -                         369
                                                            --------------------    ------------------     -----------------------
    Total revenues                                                         5,702                 7,215                      34,782
                                                            --------------------    ------------------     -----------------------

Operating Costs and Expenses:
  Research and development                                                21,163                26,554                     144,837
  General and administrative                                               3,010                 6,988                      29,032
  In-process research and development                                          -                11,223                      22,870
  Facility closure                                                             -                     -                       4,423
                                                            --------------------    ------------------     -----------------------
    Total operating costs and expenses                                    24,173                44,765                     201,162
                                                            --------------------    ------------------     -----------------------

Loss from operations                                                    (18,471)              (37,550)                   (166,380)

Interest income                                                              904                 1,404                       8,836
Interest expense                                                             (3)                 (252)                     (1,008)
Loss from BioMarin/Genzyme LLC                                           (2,844)               (4,759)                    (16,724)
                                                            --------------------    ------------------     -----------------------

Net loss from continuing operations                                     (20,414)              (41,157)                   (175,276)
Income (loss) from discontinued operations                               (1,255)                   294                     (5,794)
Loss from disposal of discontinued operations                                  -                 (151)                     (8,063)
                                                            --------------------    ------------------     -----------------------
  Net loss                                                      $       (21,669)       $      (41,014)        $          (189,133)
                                                            ====================    ==================     =======================

Net loss per share, basic and diluted:
  Net loss from continuing operations                           $         (0.54)       $        (0.78)        $             (5.72)
  Loss from discontinued operations                                       (0.03)                (0.01)                      (0.19)
  Loss on disposal of discontinued operations                                  -                     -                      (0.26)
                                                            --------------------    ------------------     -----------------------
       Net loss                                                 $         (0.57)       $        (0.77)        $             (6.17)
                                                            ====================    ==================     =======================

Weighted average common shares outstanding                                38,313                52,973                      30,669
                                                            ====================    ==================     =======================


            The accompanying notes are an integral part of these statements.

                   BioMarin Pharmaceutical Inc. and Subsidiaries
                           (a development-stage company)

                        Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2002 and
             for the Period from March 21, 1997 (Inception) to June 30, 2002
                             (In thousands, unaudited)


                                                                                                               Period from March 21,
                                                                            Six Months Ended June 30,           1997 (Inception) to
                                                                     ----------------------------------------       June 30, 2002
                                                                             2001               2002
                                                                     ------------------    ------------------    -------------------
Cash flows from operating activities:
  Net loss from continuing operations                                   $      (20,414)        $     (41,157)         $    (175,276)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
      In-process research and development                                             -                10,286                 21,933
      Facility closure                                                                -                     -                  3,791
      Depreciation                                                                2,444                 3,821                 18,728
      Amortization of deferred compensation                                         418                   418                  4,179
      Loss from BioMarin/Genzyme LLC                                              8,386                12,057                 50,221
      Other non-cash compensation                                                     -                   206                    206
 Changes in operating assets and liabilities:
      Other current assets                                                          862                 2,769                (1,593)
      Notes receivable from officers                                              (867)                 (350)                (1,239)
      Deposits                                                                        -                     -                  (434)
      Accounts payable                                                          (1,676)               (2,498)                  1,885
      Accrued liabilities                                                           132                 1,150                  3,669
                                                                     ------------------    ------------------    -------------------
         Net cash used in continuing operations                                (10,715)              (13,298)               (73,930)
         Net cash provided by (used in) discontinued operations                   (536)                    53                    802
                                                                     ------------------    ------------------    -------------------
         Net cash used in operating activities                                 (11,251)              (13,245)               (73,128)
                                                                     ------------------    ------------------    -------------------

Cash flows from investing activities:
      Purchase of property and equipment                                        (4,650)               (3,858)               (54,909)
      Purchase of Synapse Technologies, Inc.                                          -               (1,028)                (1,028)
      Investment in BioMarin/Genzyme LLC                                        (8,657)              (13,268)               (52,577)
      Purchase of IBEX therapeutic assets                                             -                     -                (3,032)
      (Purchase) sale of short-term investments                                (17,247)                37,632               (80,937)
                                                                     ------------------    ------------------    -------------------
         Net cash provided by (used in) continuing operations                  (30,554)                19,478              (192,483)
         Net cash used in discontinued operations                                     -                     -                (1,663)
                                                                     ------------------    ------------------    -------------------
         Net cash provided by (used in) investing activities                   (30,554)                19,478              (194,146)
                                                                     ------------------    ------------------    -------------------

Cash flow from financing activities:
      Proceeds from sale of common stock, net                                    43,586                     -                232,823
      Proceeds from issuance of convertible notes                                     -                     -                 25,615
      Net proceeds from Acqua Wellington agreement                                    -                     -                 13,163
      Proceeds from exercise of stock options and warrants                          512                   487                  8,182
      Net proceeds from notes payable                                                 -                   894                  6,533
      Repayment of notes payable                                                   (14)                 (865)                (1,115)
      Repayment of capital lease obligations                                          -                  (34)                   (77)
      Receipts from notes receivable from stockholders                                -                     -                    804
      Issuance of common stock for ESPP and other                                   158                   149                    751
                                                                     ------------------    ------------------    -------------------
         Net cash provided by financing activities                               44,242                   631                286,679
                                                                     ------------------    ------------------    -------------------

Effect of foreign currency translation on cash                                        -                  (29)                   (42)

         Net increase in cash                                                     2,437                 6,835                 19,363

Cash and cash equivalents:
      Beginning of period                                                        16,530                12,528                      -
                                                                     ------------------    ------------------    -------------------
      End of period                                                     $        18,967        $       19,363         $       19,363
                                                                     ==================    ==================    ===================


          The accompanying notes are an integral part of these statements.

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION:

BioMarin  Pharmaceutical  Inc.  (the  Company)  is a  biopharmaceutical  company
specializing   in  the   development  of  enzyme   therapies  to  treat  serious
life-threatening diseases. Since inception, the Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated in 1996 in the state of Delaware and began business on March 21, 1997 (inception) as a wholly-owned subsidiary of Glyko Biomedical Ltd. (GBL). Subsequently, the Company has issued stock to outside investors in a series of transactions, resulting in GBL's ownership of the Company's outstanding common stock being reduced to 21.3% at June 30, 2002.

In December 2001, the Company decided to close the business of Glyko, Inc., a wholly-owned subsidiary. The majority of the Glyko, Inc. employees have been incorporated into the BioMarin business to provide necessary analytic and diagnostic support to the Company's therapeutic products. The results of Glyko, Inc.'s operations are included in the accompanying consolidated statements of operations as income (loss) from discontinued operations. Glyko, Inc.'s gross revenues for the six months ended June 30, 2002 and 2001 and for the period from March 21, 1997 (inception) through June 30, 2002, were $1.8 million, $1.4 million and $9.2 million, respectively.

Through June 30, 2002, the Company had accumulated losses during its development stage of approximately $189.1 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's cash, cash equivalents and short-term investments at June 30, 2002 will be sufficient to meet the Company's obligations through the end of 2003. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

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

Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-K Annual Report.

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

Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. The investments the Company records as held-to-maturity are recorded at amortized cost at June 30, 2002. The investments the Company records as available-for-sale are recorded at fair market value at June 30, 2002 with unrealized gains or losses being included in accumulated other comprehensive income. Short-term investments are comprised mainly Federal agency investments, bond mutual funds and corporate bonds.

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

Other Assets

Pursuant to an employment agreement with an officer of the Company, the Company loaned the officer $860,000 to purchase a local property and received a promissory note secured by the property. The note matures on October 31, 2004 (subject to various conditions in the employment agreement), bears interest at the Federal mid-term rate and is included in other non-current assets in the accompanying consolidated financial statements.

In February 2002, the Company loaned another officer $300,000 to purchase a residence and received a promissory note secured by the officer's unencumbered shares of the Company owned by the officer. The note is full-recourse, matures on October 31, 2002, bears interest at the Federal short-term rate and is included in other current assets in the accompanying consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Property and equipment consisted of the following (in thousands):
                                               December 31,         June 30,
                                                   2001               2002
                                            ------------------  ----------------

Computer hardware and software                       $  1,532           $  2,156
Office furniture and equipment                          1,557              1,672
Manufacturing and laboratory equipment                 11,769             12,150
Leasehold improvements                                 30,886             33,732
Construction in progress                                1,064              1,064
                                            ------------------  ----------------
                                                       46,808             50,774
Less:  Accumulated depreciation                      (14,248)           (18,070)
                                            ------------------  ----------------
                Total, net                           $ 32,560           $ 32,704
                                            ==================  ================

Stockholders' Equity

The notes from stockholders included in stockholders' equity are currently due. The Company does not believe there will be any problems collecting on the notes.

Accumulated other comprehensive income as at December 31, 2001 and June 30, 2002 includes foreign currency translation adjustments associated with the Company's Canadian operations and unrealized gains and losses on short-term investments classified as available-for-sale.

Research and Development

Research and development expenses include the expenses associated with contract research and development provided by third parties, research and development performed in connection with the BioMarin/Genzyme LLC joint venture (including clinical manufacturing, clinical operations and regulatory activities), and internal research and development activities. All research and development expenses are expensed as incurred.

Net Loss per Share

Potentially  dilutive  securities  outstanding at June 30, 2002 and 2001 include options and warrants for the purchase of 8,533,229 and 6,771,911 shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three months and the six months ended June 30, 2002 and 2001.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Adoption of these pronouncements did not have a material impact on the Company's net loss.

On January 1, 2002, the Company also adopted SFAS 142 "Goodwill and Intangible Assets" (SFAS 142). If the Company adopted SFAS 142 on January 1, 2001, there would be no change to net loss from continuing operations. The Company's net loss and net loss per share for the three months and the six months ended June 30, 2001 would have been $11,478,000, $20,688,000, $0.29 and $0.54, respectively.

3.       NOTE PAYABLE:

In May 2002, the Company entered into an agreement with General Electric Capital Corporation for a secured loan totaling $0.9 million. The note bears interest at 9.33% per annum and is secured by certain manufacturing and laboratory equipment. Additionally, the agreement requires the Company to maintain a minimum unrestricted cash balance of $25 million. Should the unrestricted cash balance fall below $25 million, the note is subject to prepayment, including prepayment penalties ranging from 1% to 4%.

4.      DEFINITIVE AGREEMENT WITH GLYKO BIOMEDICAL, LTD. (GBL):

In February 2002, the Company signed a definitive agreement with Glyko Biomedical Ltd. (GBL) whereby the Company would purchase (subject to shareholder and regulatory approval) all of GBL's outstanding capital stock in exchange for approximately 11.4 million shares of freely tradable common stock of BioMarin. The proposed purchase, including the issuance of the 11.4 million freely tradable shares, will be voted upon by the Company's stockholders on August 13, 2002. The proposed purchase will be voted upon by GBL shareholders on August 15, 2002. There will be no dilution to common stock as upon closing of the transaction, the Company plans to retire the 11.4 million restricted shares currently held by GBL in exchange for BioMarin preferred stock. The Company has incurred approximately $1.1 million and $0.4 million of costs associated with this proposed transition in 2002 and 2001, respectively.


5.       SUBSEQUENT EVENTS:

In July 2002, the Company signed an agreement with an unrelated third party for the manufacturing of Neutralase. In 2002 and 2003, total expenditures related to this agreement are expected to be less than $6.0 million.

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

Overview

We develop enzyme therapies to treat serious, life-threatening diseases and conditions. We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, including Mucopolysaccharidosis I (MPS I), Mucopolysaccharidosis VI (MPS VI) and Phenylketonuria (PKU), as well as other critical care situations such as cardiovascular surgery and serious burns. Our product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies. We focus on conditions with well-defined patient populations, including genetic diseases, which require chronic therapy.

Our lead product candidate, Aldurazyme(TM) is being developed for the treatment of MPS I disease.

We are developing another product candidate, Neutralase(TM), for reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery and angioplasty. Heparin is a carbohydrate drug commonly used to prevent coagulation, or blood clotting, during certain types of major surgery. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and aiding patient recovery following CABG surgery and angioplasty. Based on data from previous trials, we plan to initiate a Phase 3 trial in CABG surgery in the third quarter of 2002.

In addition to Aldurazyme and Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In 2001, we announced the results of a Phase 1 trial of AryplaseTM for the treatment of MPS VI, another seriously debilitating genetic disease. Based on data from the Phase 1 trial we initiated a Phase 2 trial of Aryplase in the first quarter of 2002. We are also developing VibrilaseTM, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. We initiated a Phase 1 clinical trial of Vibrilase in the United Kingdom in the fourth quarter of 2001, and expect to analyze the results from this trial in the fourth quarter of 2002. In addition, we are pursuing preclinical development of other enzyme product candidates for genetic and other diseases.

Recent Developments

On July 31, 2002, we announced that the U.S. Patent and Trademark Office has issued U.S. Patent No. 6,426,208 covering Aldurazyme for the treatment of MPS I. Aldurazyme is a specific form of purified recombinant human alpha-L-iduronidase that is being developed as an investigational enzyme replacement therapy for MPS I, a life-threatening genetic disease for which no specific drug treatments currently exist. The patent claims unique characteristics of the pharmaceutical composition of Aldurazyme, including, but not limited to, the purity of alpha-L-iduronidase in the final formulation. This patent, which protects a highly purified form of alpha-L-iduronidase, supports the intellectual property position for using Aldurazyme to treat MPS I.

On July 29, 2002, we announced that together with our joint venture partner, Genzyme, we submitted the final portion of our "rolling" Biologics License Application (BLA) for Aldurazyme to the U.S. Food and Drug Administration (FDA). The filing commenced on April 15, 2002, as previously announced. The final portion of the BLA includes clinical data from the six-month, placebo-controlled Phase 3 trial of Aldurazyme, six months of data from the ongoing open-label Phase 3 extension study, and three years of data from the Phase 1 trial and extension study. As part of the BLA submission, Genzyme and we have formally requested Priority Review. Genzyme and we anticipate a response from the FDA regarding the application to market Aldurazyme in the United States during the first half of 2003.

On June 25, 2002, we announced that the principal investigator from the Phase 1 clinical trial of Aryplase for MPS VI presented positive findings from the trial's extension study that indicate Aryplase continues to be well-tolerated at both dose levels by the five patients who have received treatment for a total of 48 weeks. In addition, the patients receiving the 1.0 mg/kg dose continued to produce a greater sustained reduction than the patients receiving the 0.2 mg/kg dose in the excretion of urinary glycosaminoglycans (GAGs) over 48 weeks. The reduction in urinary GAGs indicates that Aryplase is breaking down the complex carbohydrate materials that otherwise accumulate in patients with MPS VI and lead to the debilitating and life-threatening symptoms of the disease.

On June 14, 2002, we announced that investigators from the Phase 3 clinical trial of Aldurazyme for MPS I presented detailed results from the double-blind portion of the trial and preliminary six-month findings from the trial's ongoing open-label extension study. Data from the extension study indicate patients who received Aldurazyme for twelve months continued to improve upon the results seen in the first six months of treatment.

On May 15, 2002, we announced that we commenced preclinical studies of NeuroTrans and initiated key steps to continue building the technology's intellectual property position. NeuroTrans is the proprietary brain delivery technology that we are developing to treat neurological problems associated with many lysosomal storage disorders.

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

On April 1, 2002, we announced that together with our joint venture partner, Genzyme, we have filed with European regulatory authorities for approval to market Aldurazyme. Our joint venture submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (European Union) (or EMEA) on March 1, 2002. The EMEA has accepted our MAA and validated that it is complete and ready for scientific review. Accordingly, the EMEA's Committee for Proprietary Medicinal Products (CPMP) will now evaluate the application to determine whether to approve Aldurazyme for the treatment of MPS I in all 15 member states of the European Union. Norway and Iceland also participate in the CPMP but have a separate approval process.

Results of Operations

In December 2001, we decided to close the carbohydrate analytical business of our wholly owned subsidiary, Glyko, Inc. The decision to close Glyko, Inc. has resulted in the operations of Glyko, Inc. being classified as discontinued operations in our consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in our consolidated balance sheets. In addition, we have segregated the operating results in our consolidated statements of operations and have segregated cash flows from discontinued operations in our consolidated statements of cash flows. Glyko operations ceased on July 31, 2002.

Quarters Ended June 30, 2002 and 2001

For the quarters ended June 30, 2002 and 2001, revenues were $3.4 million and $3.0 million, respectively, which came primarily from our joint venture with Genzyme. The increase in joint venture revenues in the second quarter of 2002 compared to the same period in 2001 was caused by increased manufacturing activities for qualification lots used for the new manufacturing process developed to maximize output of the plant of $0.9 million offset by decreased clinical efforts of $0.2 million and a reduction in process development activities of $0.3 million.

Research and development expenses increased to $13.3 million in the second quarter of 2002 from $11.5 million in comparable period of 2001. The major factors in the growth of research and development expenses include $1.0 million of increased expenses for the Aldurazyme joint venture with Genzyme, especially in manufacturing, and $1.4 million for the increased manufacturing and research staff to support our product programs, including the addition of scientific staff in Montreal, Canada in October 2001 supporting Neutralase and Phenylase and in Vancouver, Canada in March 2002 supporting NeuroTrans, offset by an $0.8 million decrease for manufacturing and clinical requirements of Aryplase. We anticipate research and development expenditures to continue to increase in the future in order to further develop our drug product candidates.

General and administrative expenses increased to $3.1 million in the second quarter of 2002 from $1.5 million in the comparable period of 2001. This increase was primarily due to $0.3 million of costs incurred for legal and other fees associated with the potential acquisition of all of the outstanding capital stock of Glyko Biomedical Ltd. (in exchange for our common stock) , increased staffing in finance, business development, human resources, and purchasing of $0.8 million, expenses related to the implementation of an improved financial reporting and budgeting software system of $0.5 million, and an increase in rent expense of $0.2 million, partially offset by several small decreases in administrative costs.

Interest income increased by $0.6 million to $1.0 million in the second quarter of 2002 from $0.4 million in the second quarter of 2001 primarily due to higher cash balances resulting from financing activities.

Interest expense for the second quarter of 2002 was $0.2 million and $1,000 in the comparable period of 2001. The increase was due to equipment loans executed for $5.5 million in December 2001 and $0.9 million in May 2002.

Our equity in the loss of our joint venture with Genzyme was $2.5 million for the second quarter of 2002 compared to $1.7 million for the second quarter of 2001, as the joint venture continued extension studies of the Phase 1 and the Phase 3 clinical trials of Aldurazyme and began filing a BLA with the FDA.

Net loss from continuing operations was $14.6 million ($0.27 per share, basic and diluted) and $11.3 million ($0.28 per share, basic and diluted) for the second quarter of 2002 and 2001, respectively.

Income (loss) from discontinued operations was $0.2 million in the second quarter of 2002 and ($0.6 million) in the comparable period of 2001. The increase to income in the second quarter of 2002 was due to an increase in sales to customers in anticipation of the sale or discontinuance of the analytics business of Glyko, Inc.

Loss from disposal of discontinued operations represents the Glyko, Inc. closure expense of $10,000 in the second quarter of 2002 consisting primarily of legal fees incurred in connection with the sale or discontinuance of the analytics business of Glyko, Inc.

Net loss was $14.4 million ($0.27 per share, basic and diluted) and $12.0 million ($0.30 per share, basic and diluted) for the second quarters of 2002 and 2001, respectively.


Six Months Ended June 30, 2002 and 2001

Revenues for the first half of 2002 totaled $7.2 million compared to revenues of $5.7 million in the first half of 2001. Revenues came primarily from our joint venture with Genzyme. The increase in joint venture revenues in the second half of 2002 compared to the same period in 2001 was primarily caused by increased manufacturing activities in support of our Phase 1 and Phase 3 extension studies of $2.1 million, partially offset by decreased clinical efforts of $0.2 million and a reduction in process development activities of $0.4 million.

Research and development expenses for the first half of 2002 increased by $5.4 million to $26.6 million from $21.2 million in the first half of 2001. The major factors in the growth of research and development expenses include $3.0 million of increased expenses for the Aldurazyme joint venture with Genzyme, especially manufacturing, regulatory and clinical requirements and $1.8 million for the increased manufacturing and research staff to support our product programs, including the addition of scientific staff in Montreal, Canada in October 2001 supporting Neutralase and Phenylase and in Vancouver, Canada in March 2002 supporting NeuroTrans. We anticipate research and development expenditures to continue to increase in the future in order to further develop our drug product candidates.

General and administrative expenses increased to $7.0 million in the first half of 2002 from $3.0 million in the first half of 2001. The significant factors causing the increase in general and administrative costs were costs incurred in 2002 for legal and other fees associated with the potential acquisition of all of the outstanding capital stock of Glyko Biomedical Ltd. by us of $1.1 million (in exchange for our common stock), increased staffing in finance, business development, human resources and purchasing of $1.0 million, expenses related to the implementation of an improved financial reporting and budgeting software system of $0.7 million, and increase in employer matching of our 401(k) plan of $0.2 million and an increase in rent expense of $0.2 million.

In-process research and development totaling $11.2 million represents the majority of the purchase price of our acquisition of all of the outstanding stock of Synapse Technologies, Inc. in March 2002 plus related expenses. On March 21, 2002, we purchased Synapse including its development activities and preclinical data on NeuroTrans, a technology that may allow drugs to cross the blood brain barrier, for $10.2 million of our common stock at a deemed price of $11.50 per share (885,240 shares). In connection with the Synapse purchase, we issued options and warrants to purchase 80,221 and 27,419 shares of our common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model and the resulting valuations of $561,000 and $85,000, respectively, were included as additional purchase price. The purchase agreement includes up to Cdn. $8 million (which equaled approximately U.S. $5.0 million as of August 1, 2002) in contingency payments upon certain regulatory and licensing milestones if they occur before March 21, 2012.

Interest income was $1.4 million for the first half of 2002 compared to $0.9 million for the same period of 2001. The increase is primarily due to higher cash balances resulting from financing activities.

Interest expense for the first half of 2002 was $0.3 million and $3,000 in the comparable period of 2001. The increase was due to equipment loans executed for $5.5 million in December 2001 and $0.9 million in May 2002.

Our equity in the loss of our joint venture with Genzyme was $4.8 million for the first half of 2002 compared to $2.8 million for the same period of 2001. The increase is due to continued extension studies of the Phase 1 and the Phase 3 clinical trials of Aldurazyme, the commencement of the filing of the BLA with the FDA and the filing of the MAA in Europe.

Net loss from continuing operations was $41.2 million ($0.78 per share, basic and diluted) and $20.4 million ($0.54 per share, basic and diluted) for the second half of 2002 and 2001, respectively.

Income (loss) from discontinued operations was $0.3 million in the second quarter of 2002 and ($1.3 million) in the comparable period of 2001. The increase to income in the second half of 2002 was due to an increase in sales to customers in anticipation of the sale or discontinuance of the analytics business and a decrease in general and administrative expenses as a result of the closure of Glyko, Inc.

Loss from disposal of discontinued operations represents the Glyko, Inc. closure expense of $0.2 million in the second half of 2002 consisting primarily of accrued severance to personnel who did not become our employees and marketing and legal and investment banking fees incurred in connection with the sale or discontinuance of the analytics business of Glyko, Inc.

Net loss was $41.0 million ($0.77 per share, basic and diluted) in the first half of 2002 compared to a net loss of $21.7 million ($0.57 per share, basic and diluted) in the comparable period of 2001.


Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes, equipment financing and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $286.7 million. We were initially funded by an investment from GBL. We have since raised additional capital from the sale of our common stock in both public and private offerings and the sale of our other securities, all of which have since converted into common stock.

As of June 30, 2002 our combined cash, cash equivalents and short-term investments totaled $100.6 million, a decrease of $30.5 million from $131.1 million at December 31, 2001. The primary uses of cash during the six months ended June 30, 2002 were to finance operations, fund the joint venture with Genzyme, purchase leasehold improvements and equipment and expenses associated with the purchase of Synapse and the pending acquisition of Glyko Biomedical Ltd. (primarily legal fees). The primary sources of cash during the six months were proceeds from equipment financing, proceeds from the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan and proceeds from the Employee Stock Purchase Plan.

From our inception through June 30, 2002, we have purchased approximately $54.9 million of leasehold improvements and equipment.

As of June 30, 2002, our total research and development expenses since inception were $144.8 million which was allocated $71.7 million to Aldurazyme, $1.5 million to Neutralase, $16.1 million to Aryplase, $6.8 million to Vibrilase and $48.7 million to research and development costs not allocated to specific projects or related to projects that have been abandoned.

For the six months ended June 30, 2002, our research and development expense of $26.6 million was allocated $14.4 million to Aldurazyme, $1.3 million to Neutralase, $3.3 million to Aryplase, $0.6 million to Vibrilase and $7.0 million to research and development cost not allocated to specific projects.

For the quarter ended June 30, 2002, our research and development expense of $13.3 million was allocated $6.7 million to Aldurazyme, $0.9 million to Neutralase, $1.2 million to Aryplase, $0.2 million to Vibrilase and $4.3 million to research and development cost not allocated to specific projects.

We expect to fund our operations with our cash, cash equivalents and short-term investments. For all of 2002, we expect to expend approximately $60 million for operations and capital expenditures. We expect our current funds to last through 2003.

We do not expect to generate positive cash flow from operations at least until 2004 because we expect to increase operational expenses and to increase research and development activities, including:

    o    preclinical studies and clinical trials;

    o    process development, including quality systems for product manufacture;

    o regulatory processes in the United States and international jurisdictions;

    o    clinical and commercial scale manufacturing capabilities; and

    o    expansion of sales and marketing activities.

Until we can generate sufficient levels of cash from our operations, we expect to continue to fund our operations through the expenditure of our current cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through: the sale of equity securities; equipment-based financing; and collaborative agreements with corporate partners.

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

    o In August 2001, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in us. The agreement allows for the purchase of up to $27.7 million of our common stock. Under the terms of the agreement, we will have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price. The maximum amount that we may request to be bought in any one month is dependent upon the market price of our stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition, we may, at our discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. As of June 30, 2002, we may request a maximum additional aggregate investment of $14.2 million. This agreement terminates on October 15, 2002. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us.

    o Since December 2001, we entered into four separate agreements with General Electric Capital Corporation for secured loans totaling $6.4 million. The notes bear interest (ranging from 9.1% to 9.33%) and are secured by certain manufacturing and laboratory equipment. Additionally, all of the agreements are subject to a covenant that requires us to maintain a minimum unrestricted cash balance of $25 million. Should the unrestricted cash balance fall below $25 million, the note is subject to prepayment, including prepayment penalties ranging from 1% to 4%. We expect to enter into additional similar facilities as we acquire additional equipment and expand our facilities.


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

We plan to continue our policy of investing available funds in government, investment grade and interest-bearing securities. We do not invest in derivative financial instruments.


Critical Accounting Policies

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of our joint venture agreement with Genzyme, Genzyme and we have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and us on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. We provided $52.6 million in funding to the joint venture from inception through June 30, 2002.

We account for our investment in the joint venture using the equity method. Accordingly, we record a reduction in our investment in the joint venture for our 50 percent share of the loss of the joint venture. The percentage of the costs incurred by us and billed to the joint venture that are funded by us (50 percent), is recorded as a credit to our equity in the loss of the joint venture. We recognize 50% of the amount billed to the joint venture as revenue in accordance with our policy to recognize revenue for billings to the extent that the payments for the billings were funded by Genzyme.

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

Income taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance against our net deferred tax asset, the principal amount of which is the tax effect of net operating loss carryforwards of approximately $61.5 million at December 31, 2001. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made.

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

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our product candidates. As of June 30, 2002, we had an accumulated deficit of approximately $189.1 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to complete our product development programs.

In the future, we may need to raise substantial additional capital to fund operations. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our product development programs.

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

We believe that our cash, cash equivalents and short term investment securities balances at June 30, 2002 will be sufficient to meet our operating and capital requirements through 2003. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management's credibility, and the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

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

Aldurazyme and Aryplase have obtained fast track designations, which provides certain advantageous procedures and guidelines with respect to the review by the FDA of the BLA for these products and which may result in BioMarin's receipt of an initial response from the FDA earlier than would be received if these products had not received a fast track designation. However, these procedures and guidelines do not guarantee that the total review process will be faster or that approval will be obtained, if at all, earlier than if the products had not received fast track designation. If the review process or approval for either product is delayed, realizing revenue from the sale of the products will be delayed and the capital necessary to fund these programs will be increased.


We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facility and process. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. Due to the complexity of the processes used to manufacture our products, we may be unable to pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third party manufacturer of our drug products may be unable to comply with cGMP regulations in a cost effective manner.

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

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for other products we develop, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication or, if we are the first, that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per patient prices for our products to achieve profitability.

Two of our lead drug candidates, Aldurazyme and Aryplase, target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and Aryplase targets patients with MPS VI. We estimate that there are approximately 3,400 patients with MPS I and 1,100 patients with MPS VI in the developed world. We believe that we will need to market worldwide to achieve significant market share. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. Due to the expected costs of treatment for Aldurazyme and Aryplase, we may be unable to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

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

We currently have no expertise obtaining reimbursement. We expect to rely on the expertise of our joint venture partner Genzyme to obtain reimbursement for the costs of Aldurazyme. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise. We will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates, our products may not be commercially viable or our future revenues and gross margins may be adversely affected.

We expect that, in the future, reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments have been made in the United States. In some foreign markets, the government controls the pricing which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

In addition, competitors also seek patent protection for their technology. Due to the number of patents in our field of technology, we cannot be assured that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including the following:

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

The United States Patent and Trademark Office has issued two patents that relate to (alpha)-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme unless and until we obtain a license.

The United States Patent and Trademark Office has issued two patents that include composition of matter and method of use claims for recombinant (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, is based on recombinant (alpha)-L-iduronidase. We believe that these patents are invalid on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition of matter for recombinant (alpha)-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. Nonetheless, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of Aldurazyme in the United States.

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

Either BioMarin or Genzyme may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Although BioMarin is not currently in breach of the joint venture agreement and we believe that Genzyme is not currently in breach of the joint venture agreement, there is a risk that either party could breach the agreement in the future. Either party may also terminate the agreement upon one-year prior written notice for any reason. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 million in cash upon the approval of the BLA for Aldurazyme.

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

Although we have successfully manufactured Aldurazyme at commercial scale within our cost parameters, due to the complexity of manufacturing our products we may not be able to manufacture any other drug product successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

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

Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive and may require extended periods of time to develop. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls.

The availability of suitable contract manufacturing at scheduled or optimum times is not certain. The cost of contract manufacturing is greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to yield equivalent margins.

The manufacture of Neutralase involves the fermentation of a bacterial species. We have never used a bacterial production process for the production of any commercial product. IBEX Technologies Inc., from which we acquired Neutralase, had contracted with a third party for the manufacture of the Neutralase used in prior clinical trials. We have also contracted with a third party for the manufacture of additional quantities of Neutralase.

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

If we cannot expand capabilities either by developing our own sales and marketing organization or by entering into agreements with others, we may be unable to successfully sell our products. We believe that developing an internal sales and distribution capability will be expensive and time consuming. Alternatively, we may enter into agreements with third parties to market our products. For example, under our joint venture with Genzyme, Genzyme is responsible for marketing and distributing Aldurazyme. However, these third parties may not be capable of successfully selling any of our drug products.

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

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do. With respect to Aldurazyme and Aryplase, if our competitors successfully commercialize a product that treats MPS I or MPS VI, respectively, before we do, we may effectively be precluded from developing a product to treat that disease because the patient populations of the diseases are so small. If one of our competitors gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the U.S. and ten years in the European Union. However, different drugs can be approved for the same condition. If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

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

Universities and public and private research institutions are also competitors with BioMarin. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand out product pipeline.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. BioMarin's staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs would harm our business and prospects.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Fredric D. Price, our Chairman and Chief Executive Officer, or Emil D. Kakkis, M.D., Ph.D., our Senior Vice President of Scientific Affairs or Christopher M. Starr, Ph.D., our Senior Vice President for Research and Development, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While Mr. Price, Dr. Kakkis and Dr. Starr are parties to employment agreements with us, we cannot guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

Changes in methods of treatment of disease could reduce demand for our products.

Even if our drug products are approved, doctors must use treatments that require using those products. If doctors elect a different course of treatment from that which includes our drug products, this decision would reduce demand for our drug products.

Examples include the potential use in the future of effective gene therapy for the treatment of genetic diseases. The use of gene therapy could theoretically reduce or eliminate the use of enzyme replacement therapy in MPS diseases. Sometimes, this change in treatment method can be caused by the introduction of other companies' products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease. For example, Neutralase is being developed for heparin reversal in coronary artery bypass graft (CABG) surgery. It is possible that alternative non-surgical methods of treating heart disease could be developed. If so, then the demand for Neutralase would likely decrease.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme with aggregate loss limits of $5.0 million. We have obtained insurance against product liability lawsuits for the clinical trials for Aryplase and Vibrilase with aggregate loss limits of $8.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase and Vibrilase for which the joint venture's or our insurance coverages are not adequate.

If Aldurazyme, Aryplase or Vibrilase receives FDA approval, the product liability insurance the joint venture or we will need to obtain in connection with the commercial sales of Aldurazyme, Aryplase or Vibrilase may be unavailable in meaningful amounts or at a reasonable cost. In addition, while we take, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial liabilities that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

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

    o changes in company assessments or financial estimates by securities analysts.

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

If our officers and directors elect to act together, they may be able to control
our  management  and  operations,   acting  in  their  best  interests  and  not
necessarily those of other stockholders.

Our directors and officers (and their respective affiliates, not including Glyko Biomedical Ltd.) control approximately 3% of the outstanding shares of our common stock. Glyko Biomedical Ltd. owns approximately 21.3% of the outstanding shares of our capital stock. The president and chief executive officer of Glyko Biomedical and a significant shareholder of Glyko Biomedical serve as two of our directors. As a result, due to their concentration of stock ownership, directors and officers, if they act together, may be able to control our management and operations, and may be able to prevail on all matters requiring a stockholder vote including:

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

Based on our investment portfolio and interest rates at June 30, 2002, we believe that a 100 basis point increase or decrease in interest rates would result in an increase or decrease or increase of approximately $0.8 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses into income unless the investments are sold.

The table below presents the carrying value for our investment portfolio. The carrying value approximates fair value at June 30, 2002.

Investment portfolio:
                                                Carrying value
                                               (in $ thousands)

Cash and cash equivalents........................   $ 19,363
Short-term investments...........................     81,195*
                                                  -----------
   Total.........................................   $100,558

* 66% in callable and non-callable Federal agencies, 28% invested in a bond mutual fund and 6% in corporate bonds.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.                                        None.

Item 2.       Changes in Securities and Uses of Proceeds.

On June 14, 2002 our board of directors adopted Amended and Restated Bylaws for the purpose of modifying the number of directors from a fixed number to a range of between five and nine, with the exact number within the range to be determined by resolution of the board of directors. The Amended and Restated Bylaws are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 3.       Defaults upon Senior Securities.                          None.

Item 4.       Submission of Matters to a Vote of Security Holders.      None.

Item 5.       Other Information.                                        None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)    The following documents are filed as part of this report

-------------- -----------------------------------------------------------------
EXHIBIT                         DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------
3.2            Amended and Restated Bylaws of BioMarin Pharmaceutical Inc.
-------------- -----------------------------------------------------------------
10.1 Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau.
-------------- -----------------------------------------------------------------
10.2** Bioprocessing Services Agreement dated July 15, 2002, by and between BioMarin Pharmaceutical Inc. and Diosynth RTP Inc.
-------------- -----------------------------------------------------------------
99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act

                  (b) Reports on Form 8-K.



On April 16, 2002, we filed a Current Report on Form 8-K regarding the announcement that Genzyme and we filed the first portion of a "rolling" Biologics License Application with the U.S. Food and Drug Administration.

On April 24, 2002, we filed a Current Report on Form 8-K regarding the announcement that we had begun dosing patients in a Phase 2 clinical trial of Aryplase for the treatment of MPS VI.

On May 7, 2002, we filed a Current Report on Form 8-K regarding the announcement of our financial results for the quarter ended March 31, 2002.

On May 16, 2002, we filed a Current Report on Form 8-K regarding the announcement that we commenced preclinical studies of NeuroTrans.

On June 12, 2002, we filed a Current Report on Form 8-K, which was subsequently amended and restated on June 18, 2002 on form 8-K/A, regarding the dismissal of Arthur Andersen LLP and appointment of KPMG LLP as our independent auditors.

On June 24, 2002, we filed a Current Report on Form 8-K regarding the announcement of the detailed results from the six-month double-blind Phase 3 clinical trial of our product candidate Aldurazyme and preliminary six-month findings from the trial's ongoing open-label extension study.

On June 25, 2002, we filed a Current Report on Form 8-K regarding the announcement of findings from the Phase 1 trial and the preliminary findings of the related extension study of our product candidate Aryplase.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                BIOMARIN PHARMACEUTICAL INC.


Dated: _______________________         By:  /s/ Fredric D. Price
                                            --------------------
                                            Fredric D. Price, Chairman and Chief
                                            Executive Officer (on behalf of the
                                            Registrant)

Dated: _______________________         By:  /s/ Louis Drapeau
                                            -----------------
                                         Louis Drapeau, Chief Financial Officer,
                                         Vice President, Finance and Secretary

                                  Exhibit Index


-------------- -----------------------------------------------------------------
EXHIBIT                             DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------
3.2            Amended and Restated Bylaws of BioMarin Pharmaceutical Inc..
-------------- -----------------------------------------------------------------
10.1 Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau.
-------------- -----------------------------------------------------------------
10.2** Bioprocessing Services Agreement dated July 15, 2002, by and between BioMarin Pharmaceutical Inc. and Diosynth RTP Inc.
-------------- -----------------------------------------------------------------
99.1 Certification of CEO and CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------- -----------------------------------------------------------------

** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act