Form 10-Q
period 2002-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2002-11-12
CIK 1048477

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,671,951 shares common stock, par value $0.001, outstanding as of November 4, 2002.

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

         Item 2.  Management's Discussion and Analysis........................10

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk...........................................28

         Item 4.  Controls and Procedures.....................................28

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................29

         Item 2.  Changes in Securities and Uses of Proceeds..................29

         Item 3.  Defaults upon Senior Securities.............................29

         Item 4.  Submission of Matters to a Vote of Security Holders.........29

         Item 5.  Other Information...........................................29

         Item 6.  Exhibits and Reports on Form 8-K............................29

SIGNATURE.....................................................................31

Item 1.  Consolidated Financial Statements

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                          December 31,               September 30,
                                                              2001                        2002
                                                       ------------------------   ------------------------
                                                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents                           $      12,528              $      32,405
   Short-term investments                                    118,569                     54,063
   Due from BioMarin/Genzyme LLC                               3,096                      2,332
   Current assets of discontinued
    operations of Glyko, Inc.                                    668                          -
   Other current assets                                        1,922                      2,570
                                                       ------------------------   ------------------------
     Total current assets                                    136,783                     91,370

Property plant, and equipment, net                            32,560                     30,994
Investment in BioMarin/Genzyme LLC                             1,145                      3,750
Other non-current assets                                       1,323                      1,355
                                                       ------------------------   ------------------------
     Total assets                                      $     171,811              $     127,469
                                                       ========================   ========================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                    $       4,284              $         763
   Accrued liabilities                                         2,198                      5,332
   Current liabilities of discontinued
    operations of Glyko, Inc.                                    229                          5
   Other current liabilities                                   1,591                      2,247
                                                       ------------------------   ------------------------
     Total current liabilities                                 8,302                      8,347

   Long-term liabilities                                       3,961                      2,912
                                                       ------------------------   ------------------------
     Total liabilities                                        12,263                     11,259
                                                       ------------------------   ------------------------

Stockholders' equity:
   Common stock, $0.001 par value:  75,000,000
     shares authorized, 52,402,535 and 53,617,129
     shares issued and outstanding December 31,
     2001 and September 30, 2002, respectively                    52                         54
   Additional paid-in capital                                305,230                    318,410
   Warrants                                                    5,134                      5,219
   Deferred compensation                                        (699)                      (138)
   Notes receivable from stockholders                         (2,037)                    (1,057)
   Accumulated other comprehensive loss                          (13)                       (28)
   Deficit accumulated during the development stage         (148,119)                  (206,250)
                                                       ------------------------   ------------------------
     Total stockholders' equity                              159,548                    116,210
                                                       ------------------------   ------------------------
     Total liabilities and stockholders' equity        $     171,811              $     127,469
                                                       ========================   ========================

             The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2001 and 2002
                (In thousands, except per share data, unaudited)



                                                                Three Months Ended September 30,
                                                       --------------------------------------------------
                                                                 2001                      2002
                                                       -----------------------   ------------------------
Revenue:
      Revenue from BioMarin/Genzyme LLC                $         3,079           $         3,569
                                                       -----------------------   ------------------------

Operating expenses:
      Research and development                                  10,039                     14,675
      General and administrative                                 2,340                      3,940
                                                       -----------------------   ------------------------
         Total operating expenses                               12,379                     18,615
                                                       -----------------------   ------------------------

Loss from operations                                            (9,300)                   (15,046)

Interest income                                                    530                        629
Interest expense                                                    (8)                      (123)
Loss from BioMarin/Genzyme LLC                                  (1,864)                    (2,350)
                                                       -----------------------   ------------------------


Net loss from continuing operations                            (10,642)                   (16,890)
Loss from discontinued operations                                 (373)                      (219)
Loss on disposal of discontinued operations                          -                         (8)
                                                       -----------------------   ------------------------
      Net loss                                         $       (11,015)          $        (17,117)
                                                       =======================   ========================

Net loss per share, basic and diluted:
      Loss from continuing operations                  $         (0.25)          $          (0.32)
      Loss from discontinued operations                          (0.01)                         -
      Loss on disposal of discontinued operations                    -                          -
                                                       -----------------------   ------------------------
      Net loss                                         $         (0.26)          $          (0.32)
                                                       =======================   ========================


Weighted average common shares outstanding                      42,136                     53,446
                                                       =======================   ========================

            The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                Consolidated Statements of Operations (continued)
            For the Nine Months Ended September 30, 2001 and 2002 and
      for the Period from March 21, 1997 (Inception) to September 30, 2002
                (In thousands, except per share data, unaudited)



                                                              Nine Months Ended September 30,          Period from March 21,
                                                       ------------------------------------------       1997 (Inception) to
                                                              2001                   2002              September 30, 2002
                                                       --------------------    ------------------    -----------------------

Revenue:
     Revenue from BioMarin/Genzyme LLC                 $       8,621           $     10,784          $        37,982
                                                       --------------------    ------------------    -----------------------

Operating expenses:
     Research and development                                 31,042                 41,229                  159,143
     General and administrative                                5,350                 10,928                   32,972
     In-process research and development                           -                 11,223                   22,870
     Facility closure                                              -                      -                    4,423
                                                       --------------------    ------------------     -----------------------
         Total operating expenses                             36,392                 63,380                  219,408
                                                       --------------------    ------------------     -----------------------


Loss from operations                                         (27,771)                (52,596)               (181,426)
Interest income                                                1,434                   2,033                   9,465
Interest expense                                                 (11)                   (375)                 (1,131)
Loss from BioMarin/Genzyme LLC                                (4,708)                 (7,109)                (19,074)
                                                       --------------------    ------------------     -----------------------


Net loss from continuing operations                          (31,056)                (58,047)               (192,166)
Income (loss) from discontinued operations                    (1,628)                     75                  (6,013)
Loss on disposal of discontinued operations                        -                    (159)                 (8,071)
                                                       --------------------    ------------------     -----------------------
      Net loss                                         $     (32,684)          $     (58,131)         $     (206,250)
                                                       ====================    ==================     =======================

Net loss per share, basic and diluted:
      Net loss from continuing operations              $       (0.79)          $       (1.10)         $        (6.24)
      Loss from discontinued operations                        (0.04)                      -                   (0.19)
      Loss on disposal of discontinued operations                 -                        -                   (0.26)
                                                       --------------------    ------------------     -----------------------
      Net loss                                         $       (0.83)          $       (1.10)         $        (6.69)

                                                       ====================    ==================     =======================

Weighted average common shares outstanding                    39,601                  53,011                  30,811
                                                       ====================    ==================     =======================


        The accompanying notes are an integral part of these statements.

                  BioMarin Pharmaceutical Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2001 and 2002 and
      for the Period from March 21, 1997 (Inception) to September 30, 2002
                            (In thousands, unaudited)



                                                            Nine Months Ended September 30,         Period from March 21,
                                                       ----------------------------------------      1997 (Inception) to
                                                              2001                  2002             September 30, 2002
                                                       ------------------    ------------------    ----------------------

Cash flows from operating activities:
    Net loss from continuing operations                $     (31,056)        $     (58,047)        $       (192,166)
    Adjustments to reconcile net loss from
       continuing operations to net cash
       used in operating activities:
       In-process research and development                         -                10,286                   21,933
       Facility closure                                            -                     -                    3,791
       Depreciation                                            3,827                 6,059                   20,966
       Amortization of deferred compensation                     627                   561                    4,322
       Loss from BioMarin/Genzyme LLC                         13,328                17,965                   56,129
       Transaction costs related to Glyko
       Biomedical Ltd.                                           286                 1,942                    2,329
       Other non-cash charges                                      -                   249                      249
    Changes in operating assets and liabilities:
       Due from BioMarin/Genzyme LLC                          (2,056)                  764                   (2,332)
       Other current assets                                     (298)                1,378                      112
       Notes receivable from officers                           (878)                 (300)                  (1,189)
       Deposits                                                  (75)                    -                     (434)
       Accounts payable                                         (780)               (3,749)                     634
       Accrued liabilities                                        (3)                3,135                    5,654
                                                       ------------------    ------------------    ----------------------
       Net cash used in continuing operations                (17,078)              (19,757)                 (80,002)
       Net cash provided by (used in) discontinued
       operations                                               (201)                  361                    1,110
                                                       ------------------    ------------------    ----------------------
      Net cash used in operating activities                  (17,279)              (19,396)                 (78,892)
                                                       ------------------    ------------------    ----------------------

Cash flows from investing activities:
    Purchase of property and equipment                       (10,901)               (4,386)                 (55,437)
    Purchase of Synapse Technologies, Inc.                         -                (1,028)                  (1,028)
    Investment in BioMarin/Genzyme LLC                       (14,010)              (20,570)                 (59,879)
    Purchase of IBEX therapeutic assets                            -                     -                   (3,032)
    Purchase of Glyko Biomedical Ltd.                           (286)               (1,258)                  (1,645)
    Sale (purchase) of short-term investments                (13,004)               64,548                  (54,021)
                                                       ------------------    ------------------    ----------------------
       Net cash provided by (used in) continuing
       operations                                            (38,201)               37,306                 (175,042)
       Net cash used in discontinued operations                    -                     -                   (1,663)
                                                       ------------------    ------------------    ----------------------
          Net cash provided by (used in) investing
          activities                                         (38,201)               37,306                 (176,705)
                                                       ------------------    ------------------    ----------------------

Cash flow from financing activities:
    Proceeds from sale of common stock, net                   45,446                     -                  232,823
    Proceeds from issuance of convertible notes                    -                     -                   25,615
    Proceeds from Acqua Wellington agreement, net                  -                     -                   13,163
    Proceeds from exercise of stock options and
    warrants                                                     625                 1,254                    8,949
    Proceeds from notes payable                                    -                   894                    6,533
    Repayment of notes payable                                   (28)               (1,351)                  (1,601)
    Repayment of capital lease obligations                       (21)                  (63)                    (106)
    Receipts from notes receivable from stockholders               -                 1,148                    1,952
    Issuance of common stock for ESPP and other                  158                   142                      744
                                                       ------------------    ------------------    ----------------------
          Net cash provided by financing activities           46,180                 2,024                  288,072
                                                       ------------------    ------------------    ----------------------

Effect of foreign currency translation on cash                     -                   (57)                     (70)

          Net increase (decrease) in cash                     (9,300)               19,877                   32,405

Cash and cash equivalents:
      Beginning of period                                     16,530                12,528                        -
                                                       ------------------    ------------------    ----------------------
      End of period                                    $       7,230         $      32,405         $         32,405
                                                       ==================    ==================    ======================


         The accompanying notes are an integral part of these statements.

                  BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION:

BioMarin  Pharmaceutical  Inc.  (the  Company)  is a  biopharmaceutical  company specializing in the development of enzyme therapies to treat serious life-threatening diseases and conditions. The Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated in 1996 in the state of Delaware and began business on March 21, 1997 (inception) as a wholly owned subsidiary of Glyko Biomedical Ltd. (GBL). In August 2002, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of BioMarin common stock. GBL's principal asset was 11,367,617 shares of the Company's common stock, which were subsequently retired. GBL is now a wholly owned subsidiary of the Company.

In December 2001, the Company decided to close the business of Glyko, Inc., a wholly owned subsidiary. The results of Glyko, Inc.'s operations are included in the accompanying consolidated statements of operations as income (loss) from discontinued operations. Glyko, Inc.'s operations ceased on July 31, 2002.

Through September 30, 2002, the Company had accumulated losses during its development stage of approximately $206.3 million. Based on current plans, management expects to incur further losses for the foreseeable future.
Management believes that the Company's cash, cash equivalents and short-term investments at September 30, 2002 will be sufficient to meet the Company's obligations through the end of 2003. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on substantially the same basis as the annual audited consolidated financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-K Annual Report.

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

Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. The held-to-maturity investments are recorded at amortized cost at September 30, 2002. The available-for-sale investments are recorded at fair market value at September 30, 2002 with unrealized gains or losses being included in accumulated other comprehensive loss. Short-term investments are comprised mainly of federal agency investments, bond mutual funds and corporate bonds. At September 30, 2002, the effect on other comprehensive loss related to recording short-term investments as available for sale was $42,000.

Other Assets

In February 2002, the Company loaned an officer $300,000 and received a full recourse promissory note secured by unencumbered shares of the Company owned by the officer. The note plus accrued interest was paid in October 2002.

Stockholders' Equity

In September 2002, the Company collected approximately $1.1 million of an outstanding note from a former officer. The remaining note amount of approximately $600,000 is included in stockholders' equity and is currently due. This note is collateralized by 1 million shares of the Company's stock.

Net Loss per Share

Potentially dilutive securities outstanding at September 30, 2002 and 2001 include options to acquire 7,866,108 and 6,854,427 shares of common stock, respectively and warrants to acquire 779,846 and 752,427 shares of common stock, respectively. These securities were not considered in the computation of dilutive loss per share because their effect would be anti-dilutive for the three months and the nine months ended September 30, 2002 and 2001.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Adoption of these pronouncements did not have a material impact on the Company's net loss.

On January 1, 2002, the Company also adopted SFAS 142 "Goodwill and Intangible Assets" (SFAS 142). If the Company had adopted SFAS 142 on January 1, 2001, there would have been no change to net loss from continuing operations. The Company's net loss and net loss per share for the three months and the nine months ended September 30, 2001 would have been $10,511,000, $31,172,000, $0.25 and $0.79, respectively.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) which addresses accounting for restructuring and similar costs. The Company plans to adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. The Company does not believe that SFAS 146 will have a material effect on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

3.       NOTES PAYABLE:

In May 2002, the Company entered into an agreement with General Electric Capital Corporation (GE) for a secured loan totaling $0.9 million. The note bears interest at 9.33% per annum, is repayable over thirty-six months and is secured by certain manufacturing and laboratory equipment. Additionally, the agreement requires the Company to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, the Company can either provide GE with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes.


4.       ACQUISITIONS:

In March 2002, the Company purchased all of the outstanding common stock of Synapse Technologies Inc. (a privately held Canadian company) for approximately $10.2 million in Company common stock plus future contingent milestone payments totaling approximately $5.0 million as of September 30, 2002, payable in either cash or common stock at the Company's discretion. At September 30, 2002, the

Company has not accrued any amounts related to this contingency as they are not estimable. The Company issued 885,242 share of common stock for the purchase. Synapse's operations consist solely of research and development. Since all of its activity is related to in-process research and development of technology for which technological feasibility had not yet been established and for which no alternative future uses exist, the purchase price of $11.2 million, which includes $1.0 million in expenses related to transaction costs and the issuance of options and warrants, were expensed. The options and warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5 percent; expected dividend yield of zero percent; expected lives of 8 years for the options and 3.75 years for the warrants; and expected volatility of 61 percent. The transaction did not meet the criteria of a business combination because the assets acquired did not meet the definition of a business as outlined in EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business".

In August 2002, the Company purchased all of GBL's outstanding capital stock in exchange for 11,367,617 shares of common stock of BioMarin. The Company incurred and expensed approximately $1.9 million and $0.4 million of costs associated with this transaction in 2002 and 2001, respectively.

The following unaudited pro forma summary financial information displays the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2001. The pro forma information also assumes that the Company acquired the IBEX therapeutic assets and Synapse Technologies, Inc. common stock on January 1, 2001. The pro forma information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2001 nor does it purport to represent operations for future periods (in thousands, except per share data):


                                                                    Nine Months Ended September 30,
                                                                   -----------------------------------
                                                                        2001                2002
                                                                   ---------------     ---------------
Revenue                                                            $    8,621          $   10,784
Operating expenses                                                    (40,058)            (50,865)
Loss from continuing operations                                       (34,877)            (46,930)


Loss per share from continuing operations, basic and diluted       $    (0.84)         $    (0.88)
Weighted average common stock outstanding                              41,301              53,270




5.       CLOSURE OF CANADIAN FACILITIES:

In September 2002, the Company decided to close its facilities in Vancouver, Canada and downsize its facility in Montreal, Canada. The Company recorded approximately $0.3 million in severance costs and a write-down for leasehold improvements and laboratory equipment that will not be used in the future. The Company plans to exit the Vancouver facility by December 31, 2002 and may record additional facility related expenses at that time.


6.       COMMITMENTS:

In July 2002, the Company signed an agreement with an unrelated third party for the manufacturing of Neutralase(TM). Through September 30, 2002 the Company has expensed approximately $1.0 million. In 2002 and 2003, total expenditures related to this agreement are expected to aggregate approximately $6.0 million.


7.       RELATED PARTY TRANSACTIONS:

An officer of the Company holds a position with Harbor-UCLA Research Educational Institute ("REI"). REI licenses certain intellectual property and provides other research services to the Company. The Company paid REI approximately $0.3 million and $0.2 million in the three months ended September 30, 2002 and 2001, respectively, and $0.8 million and $0.7 million in the nine months ended September 30, 2002 and 2001, respectively.

8.       SUBSEQUENT EVENTS:

In October 2002, the Company entered into an agreement with GE for a secured loan totaling approximately $1.3 million. The note bears interest at 8.11% per annum, is repayable over thirty-six months and is secured by certain manufacturing and laboratory equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           FORWARD-LOOKING STATEMENTS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" as defined under securities laws. These statements can often be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and so on. These forward-looking statements may also be found in the "Factors that May Affect Future Results," and other sections of this document. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Factors that May Affect Future Results," as well as those discussed elsewhere in this document.

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

Our lead product candidate, Aldurazyme(TM) is being developed with our joint venture partner, Genzyme Corporation (Genzyme), for the treatment of MPS I, a life threatening genetic disease for which no specific drug treatments currently exist.

We are developing another product candidate, Neutralase, for reversal of anticoagulation by heparin in patients undergoing Coronary Artery Bypass Graft, or CABG, surgery. Heparin is a carbohydrate drug commonly used to prevent coagulation, or blood clotting, during certain types of major surgery. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood following CABG surgery. We plan to commence the first of two phase 3 clinical trials of Neutralase in the fourth quarter of 2002.
Neutralase may also be useful as a heparin reversal agent in coronary angioplasty. Preclinical experiments indicate that Neutralase may also reverse the newer classes of anticoagulants, such as the low molecular weight heparins and the pentasaccharide, fondiparinux.

In 2001, we announced the results of a Phase 1 trial of Aryplase(TM) for the treatment of MPS VI, another seriously debilitating genetic disease. Based on data from the Phase 1 trial we initiated a Phase 2 trial of Aryplase in the first quarter of 2002. We are also developing Vibrilase(TM), a topical enzyme product for use in removing burned skin tissue in the treatment of serious burns. We initiated a Phase 1 clinical trial of Vibrilase in the United Kingdom in the fourth quarter of 2001, and expect to analyze the results from this trial in the fourth quarter of 2002.

In addition, we are in preclinical development with several other enzyme product candidates for genetic and other diseases and conditions. We are continuing with the development of our preclinical product, NeuroTrans. Additionally, we are actively seeking partners for licensing the NeuroTrans technology for use with non-enzyme based treatments, including for the treatment of brain cancers.

Recent Developments

On October 28, 2002, Genzyme and we announced that the U.S. Food and Drug Administration (FDA) informed us that the Aldurazyme (laronidase) Biologics License Application (BLA) had been scheduled for review by the Endocrinologic and Metabolic Drugs Advisory Committee on January 15, 2003. Genzyme and we anticipate a response from the FDA regarding the application to market Aldurazyme in the U.S. by the end of January 2003.

On September 30, 2002, we announced that we completed critical steps to begin patient enrollment for our Phase 3 trial of Neutralase for reversal of heparin in CABG surgery. Clinical data also suggests that Neutralase may be a valuable heparin reversal agent in angioplasty and may shorten time to patient ambulation.

On September 16, 2002, we announced that the FDA accepted the Aldurazyme BLA and granted the application priority review status. Priority review status specifies that the FDA will respond to the filing within six months from the date of the completed BLA filing, which was July 29, 2002.

On September 12, 2002, we announced the adoption of a stockholder rights plan. The plan was adopted to better protect our stockholders and assure they receive full value of their investment in the event of any proposed takeover of us. The plan was not adopted in response to any specific proposal or attempt to gain control of our company.

On August 22, 2002, we announced the completion of our acquisition of GBL. GBL's principal asset was an approximate 21% ownership interest in our capital stock. As a result of the transaction, GBL became a wholly owned subsidiary of us with the number of outstanding shares of our common stock remaining the same.

On July 31, 2002, we announced that the U.S. Patent and Trademark Office issued U.S. Patent No. 6,426,208 entitled "Recombinant alpha-L-iduronidase, Methods for Producing and Purifying the Same and Methods for Treating Diseases Caused by Deficiencies Thereof". The patent relates to unique characteristics of the pharmaceutical composition of Aldurazyme, including the highly purified form of recombinant (alpha)-L-iduronidase used in Aldurazyme and the use of Aldurazyme for the treatment of MPS I. Harbor-UCLA Research and Education Institute, the holder of this patent, granted us an exclusive license for the commercial use of the rights related to this patent. This patent is part of our continuing efforts to strengthen the intellectual property position for Aldurazyme.

On July 29, 2002, we announced that together with our joint venture partner, Genzyme, we submitted the final portion of our "rolling" BLA for Aldurazyme to the FDA. The filing commenced on April 12, 2002, as previously announced. The final portion of the BLA includes clinical data from the six-month, placebo-controlled Phase 3 trial of Aldurazyme, six months of data from the Phase 3 ongoing open-label study, Phase 1 data and three years of data from the open-label extension study.


Results of Operations

In December 2001, we decided to close the carbohydrate analytical business of our wholly owned subsidiary, Glyko, Inc. The decision to close Glyko, Inc. has resulted in the operations of Glyko, Inc. being classified as discontinued operations in our consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in our consolidated balance sheets. In addition, we have segregated the operating results in our consolidated statements of operations and have segregated cash flows from discontinued operations in our consolidated statements of cash flows. Glyko, Inc. operations ceased on July 31, 2002.

Quarters Ended September 30, 2002 and 2001

For the quarters ended September 30, 2002 and 2001, revenues were $3.6 million and $3.1 million, respectively, which came from our joint venture with Genzyme. The increase in joint venture revenue in the third quarter of 2002 compared to the same period in 2001 was caused by increased manufacturing costs for technical materials for production runs during the third quarter of 2002 of $0.8 million and increased manufacturing facility costs of $0.6 million offset by decreased clinical efforts of $0.7 million and a reduction in process development activities of $0.2 million.

Research and development expenses increased to $14.7 million in the third quarter of 2002 from $10.0 million in comparable period of 2001. The major increases include $1.0 million of increased expenses for the Aldurazyme joint venture with Genzyme, especially in manufacturing, $1.4 million for increased manufacturing and research staff to support our product programs, $1.0 million for increased external manufacturing costs for Neutralase, $0.5 million of increased research and development costs associated with our other product programs, and $0.3 million for increased patent expenses.

General and administrative expenses increased to $3.9 million in the third quarter of 2002 from $2.3 million in the comparable period of 2001. This increase was primarily due to $0.8 million of costs incurred for legal and other fees associated with the acquisition of all of the outstanding capital stock of GBL and increased staffing in finance, purchasing, business development, and human resources of $0.5 million, expenses related to an improved financial reporting and budgeting system of $0.1 million, and an increase in rent expense of $0.1 million.

Interest income increased by $0.1 million to $0.6 million in the third quarter of 2002 from $0.5 million in the third quarter of 2001 primarily due to higher cash balances resulting from financing activities.

Interest expense was $0.1 million and $8,000 for the third quarter of 2002 and 2001, respectively. The increase was due to new, additional equipment loans of $5.5 million in December 2001 and $0.9 million in May 2002.

Our equity in the loss of our joint venture with Genzyme was $2.4 million for the third quarter of 2002 compared to $1.9 million for the third quarter of 2001. This increase was due to continued extension studies of the Phase 3 clinical trials of Aldurazyme and the filing of a BLA with the FDA.

Our net loss from continuing operations was $16.9 million ($0.32 per share, basic and diluted) and $10.6 million ($0.25 per share, basic and diluted) for the third quarter of 2002 and 2001, respectively.

The loss from discontinued operations was $0.2 million in the third quarter of 2002 and $0.4 million in the comparable period of 2001. The decrease in the third quarter of 2002 was due to the fact that Glyko, Inc. ceased operations on July 31, 2002.

The loss on disposal of discontinued operations represents the Glyko, Inc. closure expense of $8,000 in the third quarter of 2002 consisting primarily of employee severance incurred in connection with the discontinuance of the analytics business of Glyko, Inc.

Our net loss was $17.1 million ($0.32 per share, basic and diluted) and $11.0 million ($0.26 per share, basic and diluted) for the third quarters of 2002 and 2001, respectively.


Nine Months Ended September 30, 2002 and 2001

Revenue for the nine months ended September 30, 2002 totaled $10.8 million compared to revenue of $8.6 million for the nine months ended September 30, 2001. Revenue came from our joint venture with Genzyme. The increase in joint venture revenue in 2002 compared to the same period in 2001 was primarily caused by increased manufacturing activities in support of our Phase 1 and Phase 3 extension studies of $2.9 million, partially offset by decreased clinical efforts of $0.4 million and a reduction in process development activities of $0.3 million.

Research and development expenses for the nine months ended September 30, 2002 increased by $10.2 million to $41.2 million from $31.0 million for the same period in 2001. The major factors causing the increase include $4.4 million of increased expenses for the Aldurazyme joint venture with Genzyme, especially manufacturing, regulatory and clinical requirements and $3.1 million for the increased manufacturing and research staff to support our product programs, $1.0 million for increased external manufacturing costs for Neutralase and $0.4 million for increased patent expenses.

General and administrative expenses increased to $10.9 million in the nine months ended September 30, 2002 from $5.4 million for the same period in 2001. The significant factors causing the increase were expenses incurred in 2002 for legal and other fees associated with our acquisition of all of the outstanding capital stock of GBL by us of $1.9 million, increased staffing in finance, purchasing, business development and human resources of $1.5 million, expenses related to the implementation of an improved financial reporting and budgeting software system of $0.4 million, an increase in employer matching of our 401(k) plan of $0.2 million and an increase in rent expense of $0.3 million.

In-process research and development expense of $11.2 million represents the majority of the purchase price of all of the outstanding stock of Synapse Technologies, Inc. (Synapse) in March 2002 plus related expenses. We purchased Synapse for $10.2 million of our common stock at a deemed price of $11.50 per share (885,242 shares). In connection with the Synapse purchase, we issued options and warrants to purchase 80,221 and 27,419 shares of our common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model and the resulting valuations of $561,000 and $85,000, respectively, were included as additional purchase price. The purchase agreement includes up to Cdn. $8 million (which equaled approximately U.S. $5.0 million as of September 30, 2002) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012.

Interest income was $2.0 million for nine months ended September 30, 2002 compared to $1.4 million for the same period of 2001. The increase is primarily due to higher cash balances resulting from financing activities.

Interest expense was $0.4 million and $11,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $0.4 million was due to new, additional equipment loans of $5.5 million in December 2001 and $0.9 million in May 2002.

Our equity in the loss of our joint venture with Genzyme was $7.1 million for the nine months ended September 30, 2002 compared to $4.7 million for the same period of 2001. The increase is due to continued extension studies of the Phase 3 clinical trials of Aldurazyme, the filing of the BLA with the FDA and the filing of the Marketing Authorization Application (MAA) in Europe.

Our net loss from continuing operations was $58.0 million ($1.10 per share, basic and diluted) and $31.1 million ($0.79 per share, basic and diluted) for the nine months ended September 30, 2002 and 2001, respectively.

Income (loss) from discontinued operations was $0.1 million for the nine months ended September 30, 2002 and ($1.6 million) in the comparable period of 2001. The increase to income in 2002 was due to an increase in sales to customers in anticipation of the sale or discontinuance of the analytics business and a decrease in general and administrative expenses as a result of the closure of Glyko, Inc.

Loss on disposal of discontinued operations represents the Glyko, Inc. closure expense of $0.2 million for the nine months ended September 30, 2002 consisting primarily of accrued severance and marketing and legal and investment banking fees incurred in connection with the potential sale or discontinuance of the analytics business of Glyko, Inc.

Our net loss was $58.1 million ($1.10 per share, basic and diluted) for the nine months ended September 30, 2002 compared to a net loss of $32.7 million ($0.83 per share, basic and diluted) in the comparable period of 2001.


Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes, equipment financing and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $288.1 million. This amount was raised from the sale of our common stock in both public and private offerings and the sale of our other securities, all of which have since converted into common stock.

As of September 30, 2002, our combined cash, cash equivalents and short-term investments totaled $86.5 million, a decrease of $44.6 million from $131.1 million at December 31, 2001. The primary uses of cash during the nine months ended September 30, 2002 were to finance operations, fund the joint venture with Genzyme, purchase leasehold improvements and equipment and expenses associated with the acquisitions of Synapse and GBL (primarily investment banking and legal fees). The primary sources of cash during the nine months ended September 30, 2002 were proceeds from the repayment of a stockholder note, proceeds from equipment financing, proceeds from the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan and proceeds from the Employee Stock Purchase Plan.

From our inception through September 30, 2002, we have purchased approximately $55.4 million of leasehold improvements and equipment.

As of September 30, 2002, our total research and development expenses since inception were $159.1 million which was allocated $78.8 million to Aldurazyme, $3.4 million to Neutralase, $17.5 million to Aryplase, $7.0 million to Vibrilase and $52.4 million to research and development costs not allocated to specific projects or related to projects that have been abandoned.

For the nine months ended September 30, 2002, our research and development expense of $41.2 million was allocated $21.6 million to Aldurazyme, $3.2 million to Neutralase, $4.7 million to Aryplase, $0.7 million to Vibrilase and $11.0 million to research and development cost not allocated to specific projects.

For the quarter ended September 30, 2002, our research and development expense of $14.7 million was allocated $7.1 million to Aldurazyme, $1.9 million to Neutralase, $1.4 million to Aryplase, $0.2 million to Vibrilase and $4.1 million to research and development cost not allocated to specific projects.

We expect to fund our operations with our cash, cash equivalents and short-term investments. For all of 2002, we expect to expend approximately $60 million for operations and capital expenditures. We expect our current funds to last through 2003.

We do not expect to generate positive cash flow from operations at least until 2004 because we expect to continue to incur operational expenses and research and development activities, including:

o        preclinical studies and clinical trials;

o        process development, including quality systems for product manufacture;

o regulatory processes in the United States and international jurisdictions;

o        clinical and commercial scale manufacturing capabilities; and

o        expansion of sales and marketing activities.

Until we can generate sufficient levels of cash from our operations, we expect to continue to fund our operations through the expenditure of our current cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

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

There are three current arrangements that may provide us with additional sources of financing in the future:

o In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme has committed to pay us an additional $12.1 million upon approval of the BLA for Aldurazyme. We anticipate a response from the FDA by the end of January 2003 regarding the "rolling" BLA for Aldurazyme.

o In August 2001, we signed an agreement with Acqua Wellington North American Equities Fund Ltd. (Acqua Wellington) for an equity investment in us. The agreement allows for the purchase of up to $27.7 million of our common stock. Under the terms of the agreement, we will have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price. The maximum amount that we may request to be bought in any one month is dependent upon the market price of our stock (or an amount that can be mutually agreed-upon by both parties) and is referred to as the "Draw Down Amount." Subject to certain conditions, Acqua Wellington is obligated to purchase this amount if requested to do so by us. In addition, we may, at our discretion, grant a "Call Option" to Acqua Wellington for an additional investment in an amount up to the "Draw Down Amount" which Acqua Wellington may or may not choose to exercise. As of September 30, 2002, we may request a maximum additional aggregate investment of $15.2 million. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us. On September 24, 2002, we entered into an amendment to this agreement. This amended agreement extends the termination date of this facility to October 15, 2003.

o We have entered into five separate agreements with GE for secured loans totaling $7.8 million. The notes bear interest (ranging from
         8.11   percent  to  9.33   percent)  and   are   secured   by   certain
         manufacturing and laboratory equipment. Additionally, all of the agreements are subject to a covenant that requires us to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, we can either provide GE with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes. We expect to enter into additional similar facilities as we acquire additional equipment and expand our facilities.

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


Critical Accounting Policies

Investment in BioMarin/Genzyme LLC and Related Revenue--Under the terms of our joint venture agreement with Genzyme, Genzyme and we have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and us on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. We provided $59.9 million in funding to the joint venture from inception through September 30, 2002.

We account for our investment in the joint venture using the equity method. Accordingly, we record a reduction in our investment in the joint venture for our 50 percent share of the loss of the joint venture. The percentage of the costs incurred by us and billed to the joint venture that are funded by us (50 percent), is recorded as a credit to our equity in the loss of the joint venture. We recognize 50 percent of the amount billed to the joint venture as revenue in accordance with our policy to recognize revenue for billings to the extent that the payments for the billings were funded by Genzyme.

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

We are in an early stage of development and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our product candidates. As of September 30, 2002, we had an accumulated deficit of approximately $206.3 million. We expect to continue to operate at a net loss for at least the next few years. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We believe that our cash, cash equivalents and short term investment securities balances at September 30, 2002 will be sufficient to meet our operating and capital requirements through 2003. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

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

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

We completed a 36-month patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of MPS I. Two of the original ten patients enrolled in this trial died in 2000. One of these patients received 103 weeks of Aldurazyme treatment and the other received 137 weeks of treatment. One of the original forty-five patients who completed the Phase 3 clinical trial died after 16 weeks of the Phase 3 extension study. One patient treated under a single-patient use protocol died after 131 weeks of Aldurazyme treatment. Based on medical data collected from clinical investigative sites, none of these cases directly implicated treatment with Aldurazyme as the cause of death. If cases of patient complications or death are ultimately attributed to Aldurazyme, our chances of commercializing this drug would be seriously compromised.

The fast track designation for our product candidates may not actually lead to a faster review process and a delay in the review process or approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these programs.

Aldurazyme and Aryplase have obtained fast track designations, which provides certain advantageous procedures and guidelines with respect to the review by the FDA of the BLA for these products and which may result in our receipt of an initial response from the FDA earlier than would be received if these products had not received a fast track designation. However, these procedures and guidelines do not guarantee that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the products had not received fast track designation. If the review process or approval for either product is delayed, realizing revenue from the sale of the products will be delayed and the capital necessary to fund these programs will be increased.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities and processes. In addition, manufacture of our drug products must comply with the FDA's current Good
Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. Due to the complexity of the processes used to manufacture our products, we may be unable to pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third party manufacturer of our drug products may be unable to comply with cGMP regulations in a cost effective manner.

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

Because the extent and scope of patent protection for some of our drug products is particularly limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products, that do not have patent protection, our competitors may then sell the same drug to treat the same condition.

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

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

We may also support and collaborate in research conducted by government organizations or by universities. These government organizations and universities may be unwilling to grant us any exclusive rights to technology or products derived from these collaborations prior to entering into the relationship. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

The United States Patent and Trademark Office has issued two patents to a third party that relate to (alpha)-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme unless and until we obtain a license.

The United States Patent and Trademark Office has issued two patents to a third party that include composition-of-matter and method of use claims for recombinant (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, is based on recombinant (alpha)-L-iduronidase. We believe that these patents are invalid on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition-of-matter for recombinant (alpha)-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. Nonetheless, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of Aldurazyme in the United States.

Although the United States Patent and Trademark Office issued U.S. Patent No. 6,426,208 covering Aldurazyme for the treatment of MPS I, which was licensed to us, this patent does not necessarily invalidate or give us the right to infringe upon the patents related to the composition-of-matter and method of use claims for recombinant (alpha)-L-iduronidase previously issued to the unrelated third party. If we are unable to successfully challenge the third party's patents, we may be unable to produce Aldurazyme in the United States unless we can obtain a sublicense from the current licensee.

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

Either Genzyme or we may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Although we are not currently in breach of the joint venture agreement and we believe that Genzyme is not currently in breach of the joint venture agreement, there is a risk that either party could breach the agreement in the future. Either party may also terminate the agreement upon one-year prior written notice for any reason. Furthermore, we may terminate the joint venture if Genzyme fails to fulfill its contractual obligation to pay us $12.1 million in cash upon the approval of the BLA for Aldurazyme.

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

Although we have successfully manufactured Aldurazyme at commercial scale and within our cost parameters, due to the complexity of manufacturing our products we may not be able to manufacture any other drug product successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

Our manufacturing processes may not meet initial expectations and we may encounter problems with any of the following if we attempt to increase the scale or size or improve the commercial viability of our manufacturing processes:

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

With our acquisition of Neutralase we have an enzyme product that has a significantly larger potential patient population than Aldurazyme and Aryplase and will be marketed and sold to different target audiences with different therapeutic and financial requirements and needs. As a result, we will be competing with other pharmaceutical companies with experienced and well-funded sales and marketing operations targeting these specific physician and institutional audiences. We may not be able to develop our own sales and marketing force at all, or of a size that would allow us to compete with these other companies. If we elect to enter into third-party marketing and distribution agreements in order to sell into these markets, we may not be able to enter into these agreements on acceptable terms, if at all. If we cannot compete effectively in these specific physician and institutional markets, it would adversely affect sales of Neutralase.

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

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as Neutralase and NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions are also competitors with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

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

To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third parties.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs would harm our business and prospects.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Fredric D. Price, our Chairman and Chief Executive Officer, or Emil D. Kakkis, M.D., Ph.D., our Senior Vice President of Business Operations or Christopher M. Starr, Ph.D., our Senior Vice President of Scientific Operations, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While Mr. Price, Dr. Kakkis and Dr. Starr are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme with aggregate loss limits of $5.0 million. We have obtained insurance against product liability lawsuits for the clinical trials for Aryplase, Vibrilase and Neutralase with aggregate loss limits of $8.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase, Vibrilase and Neutralase for which the joint venture's or our insurance coverages are not adequate.

If Aldurazyme, Aryplase, Vibrilase or Neutralase receives FDA approval, the product liability insurance the joint venture or we will need to obtain in connection with the commercial sales of Aldurazyme, Aryplase, Vibrilase or Neutralase may be unavailable in meaningful amounts or at a reasonable cost. In addition, while we take, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial liabilities that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

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

Anti-takeover provisions in our charter documents, our stockholders' rights plan and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue an additional 249,886 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

On September 11, 2002, our board of directors authorized a stockholders' rights plan and related dividend of one preferred share purchase right for each share of our common stock outstanding at the close of business on September 23, 2002. As long as these rights are attached to our common stock, we will issue one right with each new share of common stock so that all shares of our common stock will have attached rights. When exercisable, each right will entitle the registered holder to purchase from us one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $35.00 per one-hundredth of a preferred share, subject to adjustment.

The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of us and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of us without paying all stockholders a control premium. The rights will cause substantial dilution to a person or group that acquires 15% or more of our stock on terms not approved by our board of directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights my prevent or reduce the likelihood of a third party making an offer for an acquisition of us.

The ability of our stockholders to recover against Arthur Andersen LLP, may be limited due to recent developments involving Arthur Andersen.

Our audited consolidated financial statements and the audited financial statements of IBEX Technologies Inc./Technologies IBEX Inc.-- Therapeutic Enzymes Division and GBL in our Annual Report on Form 10-K and our Proxy Statement dated July 5, 2002 have been audited by Arthur Andersen LLP. The ability of Arthur Andersen LLP to satisfy any claims properly brought against it for any untrue statement of material fact contained in these financial statements may be limited as a practical matter due to recent developments involving Arthur Andersen LLP.


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

Based on our investment portfolio and interest rates at September 30, 2002, we believe that a 100 basis point increase or decrease in interest rates would result in an increase or decrease of approximately $0.5 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses into income unless the investments are sold.

The table below presents the carrying value for our investment portfolio. The carrying value approximates fair value at September 30, 2002.

Investment portfolio:
                                                Carrying value
                                               (in $ thousands)

Cash and cash equivalents........................   $ 32,405
Short-term investments...........................     54,063*
                                                  -----------
   Total.........................................   $ 86,468

* 68% in callable and non-callable Federal agencies, 23% invested in a bond mutual fund and 9% in corporate bonds.


Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in the factors that could significantly affect our internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.                                 None.

Item 2.           Changes in Securities and Uses of Proceeds.

In August 2002, we issued 11,367,617 shares of our common stock to the shareholders of GBL in exchange for all of the outstanding shares of GBL. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act 1933 available pursuant to Section 3(a)(10) of the Securities Act of 1933. The shares were issued after a court hearing conducted by the Superior Court of Justice (Ontario), to determine the fairness of the terms and conditions of the transaction.

On September 11, 2002, our board of directors authorized a dividend of one preferred share purchase right (a "Right") for each share of our common stock outstanding at the close of business on September 23, 2002. As long as the Rights are attached to the common stock, we will issue one Right (subject to adjustment) with each new share of our common stock so that all shares will have attached Rights. When exercisable, each Right will entitle the registered holder to purchase from us one one-hundredth of a share of our Series B Junior Participating Preferred Stock (the "Preferred Shares") at a price of $35.00 per one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 11, 2002, as the same may be amended from time to time, between the Company and Mellon Investor Services LLC, a New Jersey limited liability company, as Rights Agent. The Rights are subject to redemption by us, at our option on the terms and conditions described in the Rights Agreement.

Item 3.           Defaults upon Senior Securities.                   None.

Item 4.           Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on August 13, 2002, at which the following actions were taken:

(a)                   The  following directors  were elected to  serve until the
                      next  Annual  meeting  and  until  their  successors   are
                      elected:


                      Director Elected                     Vote For              Withheld

                      Fredric D. Price                     32,844,339            5,124,904
                      Franz L. Cristiani                   37,873,502               95,741
                      Phyllis I. Gardner, M.D.             37,876,973               92,270
                      Erich Sager                          37,864,931              104,312
                      Vijay B. Samant                      37,913,892               55,351
                      Gwynn R. Williams                    37,864,913              104,330


(b) The transaction for us to acquire all of the capital stock of GBL and the issuance of the shares of our common stock in connection with such transaction, was approved by a vote of 32,445,214 shares in favor; 35,801 shares against; and 5,488,227 shares withheld.


Item 5.           Other Information.                                 None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)       The following documents are filed as part of this report

-------------- -----------------------------------------------------------------
EXHIBIT                             DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., as amended and supplemented.
-------------- -----------------------------------------------------------------
4.1 Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company's Form 8-A, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------
10.1** Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002.
-------------- -----------------------------------------------------------------
10.2 Amendment No.1 to Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd dated September 24, 2002.
-------------- -----------------------------------------------------------------
99.1 Certification of CEO and CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------- -----------------------------------------------------------------

** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act


                  (b) Reports on Form 8-K.


On July 9, 2002, we filed a Current Report on Form 8-K regarding the announcement that we created a scientific advisory board.

On July 15, 2002, we filed a Current Report on Form 8-K regarding the announcement that we appointed a new Chief Financial Officer and three new members of our board of directors.

On July 29, 2002, we filed a Current Report on Form 8-K regarding the announcement that Genzyme and we filed the final portion of a "rolling" Biologics License Application (BLA) with the U.S. Food and Drug Administration.

On August 1, 2002, we filed a Current Report on Form 8-K regarding the announcement that the U.S. Patent and Trademark Office issued to us the U.S.
Patent No. 6,426,208 covering Aldurazyme for the treatment of Mucopolysaccharidosis I (or MPS I).

On August 2, 2002, we filed a Current Report on Form 8-K regarding the announcement of our financial results for the quarter ended June 30, 2002.

On August 26, 2002, we filed a Current Report on Form 8-K, which was subsequently amended and restated on October 18, 2002, announcing that we had completed our acquisition of all of the outstanding shares of GBL.

On September 13, 2002, we filed a Current Report on Form 8-K regarding the adoption of a stockholder rights plan. The plan was adopted to better protect our stockholders and assure they receive full value of their investment in the event of any proposed takeover of our company.

On September 17, 2002, we filed a Current Report on Form 8-K regarding the announcement that the U.S. Food and Drug Administration has accepted for review the BLA filing for Aldurazyme, and has granted the application priority review status.

On September 30, 2002, we filed a Current Report on Form 8-K regarding the announcement that we plan to commence the first of two phase 3 clinical trials of Neutralase in the fourth quarter.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         BIOMARIN PHARMACEUTICAL INC.


Dated:  November 12, 2002                By:  /s/ Fredric D. Price
                                              --------------------
                                         Fredric D. Price, Chairman and Chief
                                         Executive Officer (on behalf of the
                                         Registrant)

Dated:  November 12, 2002                By:  /s/ Louis Drapeau
                                              -----------------
                                         Louis Drapeau, Chief Financial Officer,
                                         Vice President, Finance and Secretary

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fredric D. Price, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioMarin Pharmaceutical Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Fredric D. Price
Fredric D. Price
Chairman and Chief Executive Officer

CERTIFICATION

I, Louis Drapeau, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioMarin Pharmaceutical Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer, Vice President, Finance and Secretary

                                  Exhibit Index


-------------- -----------------------------------------------------------------
EXHIBIT                            DESCRIPTION OF DOCUMENT
NUMBER
-------------- -----------------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., as amended and supplemented.
-------------- -----------------------------------------------------------------
4.1 Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company's Form 8-A, which is incorporated herein by reference.
-------------- -----------------------------------------------------------------
10.1** Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002.
-------------- -----------------------------------------------------------------
10.2 Amendment No.1 to Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd dated September 24, 2002.
-------------- -----------------------------------------------------------------
99.1 Certification of CEO and CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------- -----------------------------------------------------------------

** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act