Form 10-K
period 2002-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2003-03-03
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0397820
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

371 Bel Marin Keys Blvd., #210, Novato, California	94949
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (415) 884-6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 20, 2003 was $516,165,247. The number of shares of common stock, $0.001 par value, outstanding on February 20, 2003 was 53,864,416.

The documents incorporated by reference are as follows:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2003 are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

Part I

FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and so on. These forward-looking statements may be found in the “ Factors That May Affect Future Results,” “Description of Business,” and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Form 10-K. You should carefully consider that information before you make an investment decision.

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

Item 1.    Description of Business

Overview

We develop enzyme therapies to treat serious, life-threatening diseases and conditions. We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, as well as other critical care situations such as cardiovascular surgery and serious burns. Our product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies.

Our lead product candidate, Aldurazyme®, is currently being evaluated for market approval in the United States, the European Union, Canada and Australia for the treatment of Mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of (alpha)-L-iduronidase, an enzyme responsible for breaking down certain carbohydrates. MPS I is a progressive disease that afflicts patients from birth and frequently leads to severe disability and early death. There are currently no drugs on the market for the treatment of MPS I. Aldurazyme has received both fast track designation from the U.S. Food and Drug Administration (FDA) and orphan drug designation for the treatment of MPS I in the United States, the European Union and Australia. We are developing Aldurazyme through a joint venture with Genzyme Corporation (Genzyme). In collaboration with Genzyme, we submitted a “rolling” Biologics License Application (BLA) to the FDA, which was completed on July 29, 2002, and submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (EMEA) on March 1, 2002. On January 15, 2003, an FDA appointed advisory committee voted unanimously that the data on Aldurazyme demonstrated clinically meaningful improvements in endurance and pulmonary function in MPS I patients. The advisory committee stated that any remaining safety issues could be addressed with appropriate labeling and post-approval monitoring. On January 28, 2003, the FDA issued a complete response letter for Aldurazyme. On February 21, 2003, we received notice that the Committee for Proprietary Medicinal Products (CPMP) of the European Union issued a positive opinion on our marketing application for Aldurazyme.

We are developing our second product candidate, Neutralase™, for reversal of anticoagulation by heparin. Heparin is a carbohydrate drug commonly used as an anticoagulant in a range of surgical procedures such as coronary artery bypass graft (CABG) surgery and angioplasty. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and potentially aiding patient recovery following surgery. We believe that Neutralase has the potential to address a broad market with multiple potential medical indications.

Our first target indication for Neutralase is for the reversal of anticoagulation by heparin in CABG surgery. We began enrolling patients in a Phase 3 trial of Neutralase for the reversal of heparin in CABG surgery in February 2003 and we anticipate that this trial will be completed in the fourth quarter of 2003 or the first quarter of 2004. We also plan to evaluate Neutralase in interventional cardiology procedures such as angioplasty, and in other procedures such as hip and knee surgeries, where heparin or heparin-like anticoagulants such as Lovenox® (a low molecular weight heparin) or Arixtra® (a pentasacharride) are used. We have retained all worldwide commercial rights to Neutralase.

In addition to Aldurazyme and Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In March 2002, we began a Phase 2 trial of Aryplase™ for the treatment of Mucopolysaccharidosis VI (MPS VI), another seriously debilitating genetic disease for which no treatment currently exists. The six-month treatment phase of the Phase 2 trial ended in January 2003 and patients are continuing to receive Aryplase as part of an extension phase of the trial. We have received orphan drug designation for Aryplase in the United States and the European Union. We also are developing Vibrilase™, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. We initiated a Phase 1 clinical trial of this product in the United Kingdom in the second quarter of 2002 and we expect to begin a Phase 2 clinical trial in either the United States or the United Kingdom following the completion of this Phase 1 trial. In addition, we are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. We have retained all worldwide commercial rights to these product candidates.

Recent Developments

Public offering of common stock

On February 26, 2003, we completed a public offering of our common stock. In the offering, we sold 7,500,000 shares at a price to the public of $10.00 per share, or a total offering price of $75.0 million. The net proceeds, after expenses and underwriting discounts, were approximately $70.1 million. Additionally, we have granted the underwriters an option to purchase up to an additional 1,125,000 shares at the same offering price to the public of $10.00 per share to cover over-allotments. If this option is exercised in full, we expect to receive net proceeds of $10.6 million. We intend to use the net proceeds from this sale of shares for the development and commercialization of our lead product candidate, Aldurazyme; additional clinical trials and the manufacturing of Neutralase; preclinical studies and clinical trials for our other product candidates; potential licenses and acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

EMEA issues positive opinion

On February 21, 2003, we received notice that the CPMP of the European Union issued a positive opinion on our marketing application for Aldurazyme. The positive CPMP opinion is the final step before formal approval to market Aldurazyme in the 15 countries of the European Union. We have been advised that the committee’s opinion will be forwarded to the European Commission, which is expected to make a final decision on marketing authorization within three to four months.

FDA issues complete response letter

On January 28, 2003, the FDA issued a complete response letter related to our marketing application for Aldurazyme. The FDA noted that the data submitted in the application supported the safety and effectiveness of Aldurazyme in patients with MPS I. The FDA has not requested any additional clinical data in order to grant final approval of Aldurazyme. To satisfy the FDA’s requirements, and in collaboration with Genzyme, we plan to provide additional information to the FDA and take further action with respect to the following three matters outlined in its letter: post-marketing commitments, final product labeling, and follow-up on pre-marketing manufacturing inspection observations. We expect to fully respond to the FDA on these matters in the near future. The FDA also noted that it would work with the companies to make this drug available to patients.

Unanimous FDA advisory committee recommendations

On January 15, 2003, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted unanimously that the clinical data on Aldurazyme demonstrated efficacy. In two separate votes, the panel voted 12 to 0 that our Phase 3 trial showed a meaningful treatment effect in both primary endpoints—pulmonary capacity, as measured by percent predicted forced vital capacity, and endurance, as measured by the distance covered in a six-minute walk test. The panel stated that any remaining safety and efficacy issues could be addressed with appropriate labeling and post-approval monitoring.

Aldurazyme

Our lead product candidate, Aldurazyme, is being developed for the treatment of MPS I. MPS I is a genetic disease caused by the deficiency of (alpha)-L-iduronidase. Patients with MPS I have multiple debilitating symptoms resulting from the buildup of carbohydrate residues in all tissues in the body. These symptoms include delayed physical and mental growth, enlarged livers and spleens, skeletal and joint deformities, airway obstruction, heart disease, reduced endurance and pulmonary function, and impaired hearing and vision. Most patients with MPS I die from complications associated with the disease as children or teenagers. About 3,400 individuals in developed countries have MPS I, including about 1,000 in the United States and Canada.

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

Aldurazyme is a specific form of recombinant human (alpha)-L-iduronidase that replaces a genetic deficiency of (alpha)-L-iduronidase in MPS I patients, thus reducing or eliminating the build-up of certain carbohydrates in the lysosomes of cells. By eliminating this carbohydrate build-up, Aldurazyme is able to significantly reduce symptoms experienced by these patients. In clinical trials to date, researchers have observed significant clinical and biochemical improvement in patients treated with Aldurazyme, including improved pulmonary function, improved endurance, decreased joint stiffness, decreased fatigue, improved vision, reduced airway obstruction, weight and height gain, improved cardiac function and the elimination of severe headaches.

In September 1998, we formed a 50/50 joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme. We are responsible for product development, manufacturing and United States regulatory submissions. Genzyme is responsible for sales, marketing, distribution, obtaining reimbursement for Aldurazyme worldwide and international regulatory submissions.

In collaboration with Genzyme, we completed a 45-patient, double-blinded, placebo-controlled Phase 3 clinical trial of Aldurazyme in August 2001. All patients completed the trial and elected to receive Aldurazyme in an open label extension study. On November 2, 2001, we announced positive results from this trial. In July 2002, we announced that, together with Genzyme, we submitted the final portion of our “rolling” BLA to the FDA. The BLA was formally accepted and granted priority review status in September 2002. On January 15, 2003, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted unanimously that the clinical data contained in the application demonstrated the efficacy of Aldurazyme. On January 28, 2003, the FDA issued a complete response letter related to the Aldurazyme application.

In accordance with the terms of our joint venture, Genzyme submitted an MAA to the EMEA in the first quarter of 2002 for marketing in the European Union. On February 21, 2003, we received notice that the CPMP of the European Union issued a positive opinion on our marketing application for Aldurazyme. In December 2002, Genzyme submitted applications for market approval of Aldurazyme in Canada and Australia. In Canada, the application has been accepted and was given priority review status under Health Canada’s Therapeutic

Products Program. Genzyme also requested priority review status in Australia, where the Therapeutic Goods Administration has previously given Aldurazyme orphan drug designation.

The FDA has granted Aldurazyme orphan drug designation, which will result in exclusive rights to market Aldurazyme to treat MPS I for seven years from the date of FDA approval if Aldurazyme is the first product to be approved by the FDA for the treatment of MPS I. In addition, in the European Union, Aldurazyme has been designated as an orphan medicinal product for the treatment of MPS I, giving the potential for ten years of market exclusivity in the European Union.

Neutralase

We are developing Neutralase for the reversal of anticoagulation by heparin in patients undergoing CABG surgery and angioplasty. Patients undergoing CABG surgery are treated with heparin to prevent coagulation during surgery. Once the procedure is completed, protamine is administered to reverse the effect of heparin and therefore prevent excessive bleeding. Currently, protamine is the only commercially available therapeutic for the reversal of heparin anticoagulation. Protamine has been associated with adverse side effects, such as abnormal changes in blood pressure, depression of heart function and acute allergic reactions.

We believe Neutralase has the potential to reverse heparin anticoagulation without many of the serious side effects associated with protamine. Neutralase is a carbohydrate-modifying enzyme that breaks down heparin in a manner that reverses heparin’s anticoagulation effect and restores the normal coagulation of blood. We believe Neutralase has the potential for use as a reversal agent for heparin anticoagulation in open-heart surgery such as CABG procedures, interventional cardiology procedures such as angioplasty, and in other procedures where heparin or heparin-like anticoagulants are used, such as hip and knee surgeries.

Data from Phase 1 and Phase 2 clinical trials indicate that Neutralase can reverse heparin anticoagulation without the adverse changes in blood pressure associated with protamine usage. We began enrolling patients in a Phase 3 trial of Neutralase for the reversal of heparin in CABG surgery in February 2003. This Phase 3 trial of Neutralase is being conducted in patients undergoing CABG surgery, both in instances where heart-lung bypass machines are and are not used. The trial is expected to enroll approximately 600 to 800 patients at 30 sites (24 sites in the United States and 6 sites in Canada). The protocol compares Neutralase to protamine for its ability to reverse anticoagulation by heparin following CABG surgery. If the trial is successful, we anticipate that we will commence a second Phase 3 study shortly thereafter.

Aryplase

We are developing Aryplase as an enzyme replacement therapy for the treatment of MPS VI, a debilitating genetic disease similar to MPS I. Aryplase is a specific form of recombinant human N-acetylgalactosamine 4-sulfatase (also known as arylsulfatase B). Aryplase has received fast track designation from the FDA as well as orphan drug designation for the treatment of MPS VI in the United States and in the European Union. In September 2001, we reported positive results from a Phase 1 clinical trial of Aryplase. We initiated an open-label, multi-national Phase 2 clinical trial in March 2002 to evaluate the efficacy, safety and pharmacokinetics of weekly intravenous infusions of 1.0 mg/kg of Aryplase in ten MPS VI patients. The trial was completed in January 2003 and results will be presented at The American College of Medical Genetics, 9th Annual Clinical Genetics Meeting, to be held March 13-16, 2003 in San Diego, California.

Other Product Development Programs

Vibrilase

We are developing Vibrilase for use in removing burned skin in preparation for skin grafting or other therapy. In the second quarter of 2002, we initiated a Phase 1 clinical trial of this product candidate in the United

Kingdom and we expect to begin a Phase 2 clinical trial in either the United States or the United Kingdom following the completion of this Phase 1 trial.

Phenylase™

Phenylase is being developed as an oral enzyme therapy for patients with phenylketonuria (PKU), a genetic disease in which the body cannot properly metabolize the amino acid phenylalanine. If left untreated, elevated levels of phenylalanine lead to brain damage and severe mental retardation.

Compliance with existing treatment, consisting of highly restricted and generally unpalatable diets, usually only occurs through middle childhood to ensure normal brain development. Recent data demonstrates that adolescent and adult PKU sufferers who no longer follow restricted diets suffer from a number of psychological and neurological symptoms. Phenylase is intended to enable disease control without the need for restrictive diets. Phenylase is currently in preclinical development.

NeuroTrans™

NeuroTrans is a novel technology that is designed to allow large molecules such as proteins to be transported efficiently across the blood-brain barrier after administration by traditional intravenous delivery. The technology is based on a protein, p97 or melanotransferrin. Brain capillaries have a high concentration of receptors that actively transport p97 into the brain. We are exploring the delivery of lysosomal enzymes to the brain and will be seeking partners on the delivery of other therapeutics such as neurotrophic factors and cancer drugs.

Manufacturing

The drug candidates we are currently developing require the manufacture of recombinant enzymes. For our genetic disease programs, we expect to manufacture the bulk enzymes. We believe that we will be able to manufacture sufficient quantities of our genetic disease drug products for clinical trials and commercial sales in part because relatively low doses are required for treatment and because the targeted patient populations are small. In general, we expect to contract with outside service providers for certain manufacturing services, including final product fill and finish operations for our genetic disease drug products and bulk enzyme production for clinical and early commercial production of our other drug products.

In 2000, we began production of Aldurazyme for clinical requirements including the Phase 3 clinical trial and other clinical studies. The bulk production is being done in our Galli Drive (Novato, California) manufacturing facility. Following the recently completed expansion, Galli is an approximately 54,000 square foot current Good Manufacturing Practices (cGMP) production facility including support areas, housing utilities, laboratories and administrative functions. We expect to support the commercial launch of Aldurazyme from this facility. Vialing and packaging will be performed using either our joint venture partner or contract manufacturers. We also have approximately 16,000 square feet of warehouse space and quality control laboratories at our 79 Digital Drive Facility.

In 2000, the manufacturing facilities in Novato were inspected and subsequently licensed by the State of California Food and Drug Branch for the production of clinical trial material. These facilities have been inspected, but not yet licensed, by the FDA and other regulatory agencies in connection with the BLA and other marketing applications. These facilities, and those of any third-party manufacturers, will be subject to periodic inspections confirming compliance with applicable law. Our facilities must be cGMP certified before we can manufacture our drugs for commercial sales. Failure to comply with these requirements could result in the shutdown of our facilities, fines or other penalties.

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

Patents and Proprietary Rights

Our success relies on a strong intellectual property portfolio that supports our future revenue streams and also erects barriers to our competitors. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; licensing and acquiring new patents and patent applications; and enforcing our issued patents. Furthermore, we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses.

Our number of issued patents now stands at eighty-six (86) patents including sixteen (16) patents granted by the U.S. Patent and Trademark Office (USPTO). Furthermore, our portfolio of pending patent applications totals seventy-eight (78) applications with twenty (20) applications in the USPTO.

The recent issuance of one core patent and allowance of two key patent applications continues to strengthen our patent portfolio. Our ultra-pure (alpha)-L-iduronidase composition or Aldurazyme is now protected by US Patent No: 6,426,208. Furthermore, the recent allowance of two patent applications directed toward the purification (09/711,202) and the treatment MPS I disease (09/711,205) will further strengthen our Aldurazyme patent. The issuance of US Patent No. 6,455,494 also protects the use of our NeuroTrans technology toward our efforts in treating the neurological manifestations of lysosomal diseases.

Government Regulation

Food and Drug Administration Modernization Act of 1997

The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products. The fast track provisions essentially codify the FDA’s accelerated approval regulations for drugs and biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA designate the drug or biologic as a fast track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

Approval of a license application for a fast track product can be based on an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a license application for a fast track product based on a surrogate endpoint may be subject to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of a license application for a fast track product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing a license application, does not begin until the complete application is submitted.

In September 1998, the FDA designated Aldurazyme a fast track product for the more severe forms of MPS I. In June 2000, the FDA designated Aryplase a fast track product for the treatment of MPS VI. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of Aldurazyme, Aryplase or any of our other potential products.

Orphan Drug Designation

In September 1997, Aldurazyme received orphan drug designation from the FDA. In February 1999, Aryplase received orphan drug designation from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence less than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. A similar system for orphan drug designation exists in the European Community. Both Aldurazyme and Aryplase received designation as orphan medicinal products by the European Commission in February 2001.

Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. If an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. and ten years in Europe. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

•	that we will be the first to obtain approval for any drug for which we obtain orphan drug designation,

•	that orphan drug designation will result in any commercial advantage or reduce competition, nor

•	that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Competition

The biopharmaceutical industry is rapidly evolving and highly competitive. The following is a summary competitive analysis for known competitive threats for each of our major biopharmaceutical product programs:

Aldurazyme for MPS I

Between November 21, 2000, and February 25, 2003, Transkaryotic Therapies, Inc. (TKTX) announced that three US patents on (alpha)-L-iduronidase had been issued and that these patents had been exclusively licensed to TKTX. We have examined the patents, the patent files, the prior art and other information available as of the date of this report. Corresponding applications have been filed in Canada and Japan. These applications are still pending and are being prosecuted by the applicants. We believe that the patents, and patent applications, may not survive a challenge. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interests of our joint venture with Genzyme to pursue the development of Aldurazyme with commercial diligence, concurrent with our challenge of the patents, in order to gain marketing approvals as rapidly as possible and to provide MPS I patients with the benefits of Aldurazyme. If any or all of the patents are deemed (or ruled) to be valid, the joint venture will need to reach an accommodation with the holder of the license to the patent.

These patents, and patent applications, do not affect our ability to market Aldurazyme in Europe. A patent making the same claims was rejected by the European Community and cannot be refiled.

A small private company announced that it has novel enzymatic technology to make enzymes with proper glycosylation and phosphorylation. Since that announcement, that company has been acquired by our joint venture partner, Genzyme. Pursuant to our joint venture agreement with Genzyme, both Genzyme and our Company must mutually agree on any technological developments relating to Aldurazyme. The proper carbohydrate and phosphate structural elements of the enzyme are essential to facilitate uptake of the enzyme by the patient’s cells to have efficient enzyme replacement therapy. Our preclinical analysis indicates that Aldurazyme is highly efficient in being taken up by cells during enzyme replacement therapy as a result of the proper mannose-6-phosphate ligands (glycosylation and phosphorylation) on the enzyme. We do not have any comparative data to assess directly the relative potential therapeutic qualities of Aldurazyme and the other enzyme.

Neutralase for anticoagulation reversal

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

Aryplase for MPS VI

We know of no active competitive program for enzyme replacement therapy for MPS VI that has entered clinical trials.

Gene therapy is a potential competitive threat to enzyme replacement therapies for both MPS I and MPS VI. We know of no competitive program using gene therapy for the treatment of either MPS I or MPS VI that has entered clinical trials.

Vibrilase for debridement of serious burns

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

Employees

As of February 20, 2003, we had 219 full-time employees, 123 of whom are in operations, 67 of whom are in research and development and 29 of whom are in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages. We cannot assure you that we will be able to continue attracting qualified personnel in sufficient numbers to meet our needs.

Our principal executive offices are located at 371 Bel Marin Keys Boulevard, Suite 210, Novato, CA 94949 and our telephone number is (415) 884-6700. “BioMarin,” “Aryplase,” “Neutralase” and “Vibrilase” are our trademarks. “Aldurazyme” is a registered trademark of BioMarin/Genzyme LLC. All other trademarks or trade names referred to in this report are the property of their respective owners. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.biomarinpharm.com as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained in our website is not part of this report.

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

We are in the development stage and have operated at a net loss since we were formed. Since we began operations in March 1997, we have been engaged primarily in research and development. We have no sales revenues from any of our product candidates. As of December 31, 2002, we had an accumulated deficit of approximately $225.6 million. We expect to continue to operate at a net loss for at least the next few years, and we expect that our net loss for the first quarter of 2003 will be greater than that for the comparable period of 2002. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments; and

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

Moreover, our fixed expenses such as rent, license payments and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

•	additional leases for new facilities and capital equipment;

•	additional licenses and collaborative agreements;

•	additional contracts for consulting, maintenance and administrative services;

•	additional contracts for product manufacturing; and

•	additional asset-based financing facilities.

We believe that our cash, cash equivalents and short term investment securities balances at December 31, 2002 and the additional funds raised in our recently completed public offering, will be sufficient to meet our operating and capital requirements through 2004. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. None of our drug products has received regulatory approval to be commercially marketed and sold. If we fail to obtain regulatory approval, we will be unable to market and sell our drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed, our management’s credibility, and the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials will be required and the results of the studies and trials are highly uncertain.

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

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our drug products. Additional factors that can cause delay or termination of our clinical trials include:

•	slow or insufficient patient enrollment;

•	slow recruitment of, and completion of necessary institutional approvals at clinical sites;

•	longer treatment time required to demonstrate efficacy;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested; and

•	regulatory requests for additional clinical trials.

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

We completed a 235 week patient evaluation for the initial clinical trial of our lead drug product, Aldurazyme, for the treatment of MPS I. Two of the original ten patients enrolled in this trial died in 2000. One of these patients received 103 weeks of Aldurazyme treatment and the other received 137 weeks of treatment. A third patient from this initial trial died in 2002, after 234 weeks of treatment. One of the original forty-five patients who completed the Phase 3 clinical trial died after 16 weeks of the Phase 3 extension study. One patient treated under a single-patient use protocol died after 28 weeks of Aldurazyme treatment. Based on medical data collected from clinical investigative sites, none of these cases directly implicated treatment with Aldurazyme as the cause of death. If cases of patient complications or death are ultimately attributed to Aldurazyme, our chances of commercializing this drug would be seriously compromised.

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

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities and processes. In addition, manufacture of our drug products must comply with the FDA’s current Good Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture. Due to the complexity of the processes used to manufacture our products, we may be unable to pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third party manufacturer of our drug products may be unable to comply with cGMP regulations in a cost effective manner.

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

Because the extent and scope of patent protection for some of our drug products is particularly limited, orphan drug designation is particularly important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have patent protection, our competitors may then sell the same drug to treat the same condition.

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for other products we develop, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication or, if we are the first, that exclusivity would effectively protect the product from competition. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

The course of treatment for patients with MPS I using Aldurazyme and for patients with MPS VI using Aryplase is expected to be expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or Aryplase without reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

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

We own or license patents and patent applications to certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons, including the following:

•	We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

•	Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

•	Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our research and development expenses and delay product programs.

•	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

In addition, competitors also seek patent protection for their technology. Due to the number of patents in our field of technology, we cannot be certain that we do not infringe on those patents or that we will not infringe on patents granted in the future. If a patent holder believes our product infringes on their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe on their technology, we would face a number of issues, including the following:

•	Defending a lawsuit takes significant time and can be very expensive.

•	If the court decides that our product infringes on the competitor’s patent, we may have to pay substantial damages for past infringement.

•	The court may prohibit us from selling or licensing the product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, we may have to pay substantial royalties or grant cross-licenses to our patents.

•	Redesigning our product so it does not infringe may not be possible or could require substantial funds and time.

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

The United States Patent and Trademark Office has issued three patents to a third party that relate to (alpha)-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme unless and until we obtain a license.

The United States Patent and Trademark Office has issued three patents to a third party that include composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human recombinant (alpha)-L-iduronidase. The third patent, with claims to the isolated genomic nucleotide sequences, vectors including the sequences, and host cells containing the vectors, was issued on February 25, 2003. Our lead drug product, Aldurazyme, is based on human recombinant (alpha)-L-iduronidase. We believe that these patents are invalid on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition-of-matter for human recombinant (alpha)-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. However, corresponding applications are still pending in Canada and Japan, and these applications are being prosecuted by the applicants. It is not known whether any of these applications will issue as patents or the scope of the claims that would issue from these applications. In addition, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of Aldurazyme in the United States.

The patent holder has granted an exclusive license for products relating to these patents to one of our competitors. If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the United States (or in Canada or Japan, should patents issue in these countries) unless we can obtain a sublicense from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

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

If the joint venture is terminated for breach, the non-breaching party would be granted, exclusively, all of the rights to Aldurazyme and any related intellectual property and regulatory approvals and would be obligated to buy out the breaching party’s interest in the joint venture. If we are the breaching party, we would lose our rights to Aldurazyme and the related intellectual property and regulatory approvals. If the joint venture is terminated without cause, the non-terminating party would have the option, exercisable for one year, to buy out the terminating party’s interest in the joint venture and obtain all rights to Aldurazyme exclusively. In the event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split equally between Genzyme and us.

If the joint venture is terminated by either party because the other declared bankruptcy and is also in breach of the agreement, the terminating party would be obligated to buy out the other and would obtain all rights to Aldurazyme exclusively. If the joint venture is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree’s interest in the joint venture for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party’s interest in the joint venture on those same terms. The party who buys out the other would then have exclusive rights to Aldurazyme.

If we were obligated, or given the option, to buy out Genzyme’s interest in the joint venture, and gain exclusive rights to Aldurazyme, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Genzyme’s interest we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing the product.

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

Our manufacturing processes may not meet initial expectations and we may encounter problems with any of the following if we attempt to increase the scale or size or improve the commercial viability of our manufacturing processes:

•	design, construction and qualification of manufacturing facilities that meet regulatory requirements;

•	schedule;

•	reproducibility;

•	production yields;

•	purity;

•	costs;

•	quality control and assurance systems;

•	shortages of qualified personnel; and

•	compliance with regulatory requirements.

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

We have built-out approximately 54,000 square feet at our Novato facilities for manufacturing capability for Aldurazyme and Aryplase including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that the manufacturing process of all of our new drug products, including Aryplase and Neutralase, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

In order to achieve our product cost targets, we must develop efficient manufacturing processes either by:

•	improving the product yield from our current cell lines, which are colonies of cells that have a common genetic makeup;

•	improving the manufacturing processes licensed from others; or

•	developing more efficient, lower cost recombinant cell lines and production processes.

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

Examples include the potential use in the future of effective gene therapy for the treatment of genetic diseases. The use of gene therapy could theoretically reduce or eliminate the use of enzyme replacement therapy in MPS diseases. Sometimes, this change in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease. For example, Neutralase is being developed for heparin reversal in CABG surgery. It is possible that alternative non-surgical methods of treating heart disease could be developed. If so, then the demand for Neutralase would likely decrease.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme with aggregate loss limits of $5.0 million. We have obtained insurance against product liability lawsuits for the clinical trials for Aryplase, Vibrilase and Neutralase with aggregate loss limits of $6.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase, Vibrilase and Neutralase for which our insurance coverage is not adequate.

If Aldurazyme, Aryplase, Vibrilase or Neutralase receives FDA or foreign regulatory approval, the product liability insurance we will need to obtain in connection with the commercial sales of Aldurazyme, Aryplase, Vibrilase or Neutralase may be unavailable in meaningful amounts or at a reasonable cost. In addition, while we take, and continue to take, what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial liabilities that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	progress of Aldurazyme, Neutralase, Aryplase and our other lead drug products through the regulatory process, especially regulatory actions in the United States related to Aldurazyme;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors; economic conditions in the United States or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate; and

•	changes in company assessments or financial estimates by securities analysts.

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss Exchange’s SWX New Market. Listing on both exchanges may increase stock price volatility due to:

•	trading in different time zones;

•	different ability to buy or sell our stock;

•	different market conditions in different capital markets; and

•	different trading volume.

In the past, following periods of large price declines in the public market price of a company’s securities, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

Anti-takeover provisions in our charter documents, our stockholders’ rights plan and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders’ meetings may only be called by the board of directors and a provision in the bylaws providing that the stockholders may not take action by written consent. Additionally, our board of directors has the authority to issue an additional 249,886 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

On September 11, 2002, our board of directors authorized a stockholders’ rights plan and related dividend of one preferred share purchase right for each share of our common stock outstanding at the close of business on September 23, 2002. As long as these rights are attached to our common stock, we will issue one right with each new share of common stock so that all shares of our common stock will have attached rights. When exercisable, each right will entitle the registered holder to purchase from us one one-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $35.00 per one-hundredth of a Preferred Share, subject to adjustment.

The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of us and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of us without paying all stockholders a control premium. The rights will cause substantial dilution to a person or group that acquires 15% or more of our stock on terms not approved by our board of directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights may prevent or reduce the likelihood of a third party making an offer for an acquisition of us.

The ability of our stockholders to recover against Arthur Andersen LLP may be limited because we have not been able to obtain, after reasonable efforts, the reissued reports of Arthur Andersen with respect to the financial statements included in this annual report.

Our consolidated financial statements as of December 31, 2002 and for the year then ended included with this report have been audited by KPMG LLP. However, our consolidated financial statements for the years ended December 31, 2000 and 2001 included with this annual report have been audited by Arthur Andersen LLP. We have not been able to obtain, after reasonable efforts, the reissued reports of Arthur Andersen with respect to the financial statements included in this annual report. Therefore, in reliance on Rule 437a promulgated under the Securities Act, we have dispensed with the requirement to file with this annual report the reissued report and consent of Arthur Andersen with respect to these financial statements. As a result, our stockholders will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein. In addition, the ability of Arthur Andersen to satisfy any claims properly brought against it may be limited as a practical matter due to recent developments involving Arthur Andersen.

Item 2.    Properties

Our real estate strategy is to lease and develop property that will allow us to maintain our research and development, clinical and commercial manufacturing and administrative activities in line with our current organizational strategies and anticipated needs in the near future. We are currently leasing a total of six buildings. Five of our buildings are located in Novato, California, each within a half-mile radius. The five buildings, each named for the streets on which they are located, are:

•	Bel Marin Keys facility

•	Galli Drive facility

•	Pimentel Court facility

•	79 Digital Drive facility

•	95 Digital Drive facility

The sixth building is located in Montreal, Ontario, Canada, which we sublease from IBEX Technologies, Inc. for portions of our research and development efforts relating to Neutralase and Phenylase. We are currently negotiating an extension to our sublease through October 2003.

The Bel Marin Keys facility houses administrative staff and a clinical production laboratory. It consists of approximately 13,400 square feet. The lease expires in May 2004 and we have an option to extend the lease for two additional three-year periods.

The Galli Drive facility consists of approximately 69,800 rentable square feet. It currently houses research and development laboratories, storage and warehouse functions, administrative offices, and our Aldurazyme manufacturing facility. The lease expires in August 2010 and we have the option to extend for two additional five-year periods.

The Pimentel Court facility, with approximately 11,500 square feet, provides additional space for administrative, research, and quality control functions. The current lease expires in April 2003, however, we have elected to exercise our option to extend this lease until April 2005 with the right to terminate the lease at any time with six months advance notice to the building owner.

The 79 Digital Drive facility, which was leased in 2001, provides warehousing support for our entire organization. Its primary focus is to provide controlled access warehousing and the required segregation and testing of all cGMP raw materials used in our manufacturing operations. In addition, 79 Digital serves as the primary shipping, receiving and storage point for all other materials used throughout our entire organization.

The 95 Digital Drive facility is a 34,000 square foot, building shell. In December 2002, we decided to abandon further development of this building that was originally planned for expansion of research and development activities. The lease on this building expires in November 2009.

Our administrative office space is expected to be adequate until at least the middle of 2003, at which time we may add additional office space. We may need to supplement the capacity of our production facilities if it is not sufficient to meet market demands. We believe that to the extent required, we will be able to lease additional facilities at commercially reasonable rates. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop in-house clinical and/or additional commercial manufacturing capacity.

Item 3.    Legal Proceedings

We have no material legal proceedings pending.

Item 4.    Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

Part II

Item 5.    Market For Common Equity and Related Stockholder Matters

Since July 1999, our common stock has been listed on the Nasdaq National Market and the Swiss SWX New Market under the symbol “BMRN”. The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by Nasdaq National Market.

		Prices
Year	Period	High	Low
2001	First Quarter	$13.25	$6.56
2001	Second Quarter	$13.29	$7.50
2001	Third Quarter	$13.74	$8.07
2001	Fourth Quarter	$14.40	$8.65
2002	First Quarter	$14.05	$9.25
2002	Second Quarter	$10.50	$4.00
2002	Third Quarter	$6.53	$3.57
2002	Fourth Quarter	$8.71	$4.73

On February 20, 2003, the last reported sale price on the Nasdaq National Market for our common stock was $10.25. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of February 20, 2003, there were 110 holders of record of 53,864,416 outstanding shares of our common stock. Additionally, on such date options to acquire 7,651,940 shares of our common stock and warrants to acquire 779,846 shares of our common stock were outstanding.

Sales of Unregistered Securities

None

Item 6.    Selected consolidated financial data (in thousands, except per share data)

The selected consolidated financial data set forth below contain only a portion of our financial statement information and should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report. All financial data presented in thousands, except per share data.

We derived the statement of operations data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 and balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002 from audited financial statements. Historical results are not necessarily indicative of results that we may expect in the future.

	Year ended December 31,
	1998	1999	2000	2001	2002
Consolidated statements of operations data:
Revenue from BioMarin/Genzyme LLC	$854	$5,300	$9,714	$11,330	$13,919

Operating expenses:
Research and development	10,288	26,341	38,882	44,914	54,455
General and administrative	3,146	4,757	6,507	6,718	17,541
In-process research and development	—	—	—	11,647	11,223
Loss of BioMarin/Genzyme LLC	47	1,673	2,912	7,333	9,547

Total operating expenses	13,481	32,771	48,301	70,612	92,766

Loss from operations	(12,627)	(27,471)	(38,587)	(59,282)	(78,847)
Interest income	685	1,832	2,979	1,871	2,017
Interest expense	—	(732)	(7)	(17)	(542)

Net loss from continuing operations	(11,942)	(26,371)	(35,615)	(57,428)	(77,372)
Income (loss) from discontinued operations	(372)	(1,701)	(1,749)	(2,266)	135
Loss from disposal of discontinued operations	—	—	—	(7,912)	(224)

Net loss	$(12,314)	$(28,072)	$(37,364)	$(67,606)	$(77,461)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.53)	$(0.88)	$(0.99)	$(1.40)	$(1.45)
Loss from discontinued operations	(0.02)	(0.06)	(0.05)	(0.06)	—
Loss from disposal of discontinued operations	—	—	—	(0.19)	—

Net loss	$(0.55)	$(0.94)	$(1.04)	$(1.65)	$(1.45)

Weighted average common shares outstanding	22,488	29,944	35,859	41,083	53,279

	December 31,
	1998	1999	2000	2001	2002
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$11,389	$62,986	$40,201	$131,097	$73,978
Total current assets	12,819	66,422	44,541	137,928	81,072
Total assets	31,510	103,549	76,933	171,811	110,616
Long-term liabilities	110	85	56	3,961	5,226
Total stockholders’ equity	29,394	98,377	69,994	159,548	98,543

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and their notes appearing elsewhere in this document.

Results of Operations

In December 2001, we decided to close the carbohydrate analytical business portion of our wholly owned subsidiary, Glyko, Inc. (Glyko). The decision to close Glyko has resulted in the operations of Glyko being classified as discontinued operations in our consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in our consolidated balance sheets. In addition, we have segregated the operating results in our consolidated statements of operations and have segregated cash flows from discontinued operations in our consolidated statements of cash flows.

Years Ended December 31, 2002 and 2001

For the years ended December 31, 2002 and 2001, revenue from our joint venture with Genzyme was $13.9 million and $11.3 million, respectively. The increase in joint venture revenue in 2002 was primarily the result of increased manufacturing activities, including increased facility costs such as depreciation of the plant expansion completed in 2001 and increased costs to support the Phase 1 and Phase 3 extension studies of $3.9 million, partially offset by decreased clinical activities of $0.8 million and a reduction in process development activities of $0.5 million.

Research and development expenses in 2002 increased by $9.6 million to $54.5 million from $44.9 million in 2001. The major factors causing the increase include $5.2 million of increased expenses for the Aldurazyme joint venture with Genzyme, particularly manufacturing and regulatory requirements, $2.2 million for increased external manufacturing costs for Neutralase and $1.9 million for increased research staff to support our product programs.

General and administrative expenses increased to $17.5 million in 2002, from $6.7 million in 2001. The significant factors causing the increase include asset write-offs and a lease commitment accrual related to the abandonment of the 95 Digital facility totaling $3.4 million, additional legal and other fees associated with our acquisition of all of the outstanding capital stock of Glyko Biomedical Ltd. of $2.0 million, increased staffing in finance, purchasing, business development and human resources of $1.5 million, increased legal and consulting expenses of $1.1 million, expenses relating to the implementation of an improved financial reporting and budgeting software system of $0.4 million and an increase in rent expense of $0.4 million.

In-process research and development expense of $11.2 million in 2002 represents the purchase price of all of the outstanding stock of Synapse Technologies, Inc. (Synapse) in March 2002 plus related expenses. We purchased Synapse for $10.2 million of our common stock (885,240 shares). In connection with the Synapse purchase, we issued options and warrants to purchase 80,221 and 27,419 shares of our common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model and the resulting $561,000 and $85,000, respectively, was included as additional purchase price. The purchase agreement includes our agreement to pay up to Cdn. $8 million (which equaled approximately U.S. $5.1 million as of December 31, 2002) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012, payable in our common stock or cash at our discretion. In-process research and development in 2001 represents all of the purchase price of our acquisition of the IBEX therapeutic assets in October 2001 plus related expenses totaling $11.6 million.

The loss of BioMarin/Genzyme LLC was $9.5 million in 2002 compared to $7.3 million in 2001. The increase is due to expenses related to the filing of the BLA with the FDA and the filing of the MAA in Europe and an increased level of marketing expenses in preparation for the commercial launch of Aldurazyme.

Interest income increased to $2.0 million in 2002 from $1.9 million in 2001 primarily due to higher cash balances maintained throughout 2002 from financing activities completed during 2001.

Interest expense was $0.5 million and $17,000 in 2002 and 2001, respectively. The increase is due to equipment loans of $2.6 million and $5.5 million executed during 2002 and during the month of December 2001, respectively.

Income (loss) from discontinued operations was $0.1 million in 2002 and ($2.3 million) in 2001. The increase to income in 2002 was due to an increase in sales to customers in anticipation of the sale or discontinuance of the analytics business of Glyko.

Loss from disposal of discontinued operations in 2001 represents the Glyko closure expense of $7.9 million consisting primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the initial acquisition of Glyko. In January 2003, we sold certain assets of Glyko including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in quarterly installments through 2006 totaling $0.5 million and quarterly royalties based upon future sales of certain Glyko products through 2008 up to a maximum of $0.8 million. The proceeds from the sale of the Glyko assets, including the discounted note receivable, will be recorded as a gain from discontinued operations in the first quarter of 2003 and the royalties will be recorded as earned.

Years Ended December 31, 2001 and 2000

For the years ended December 31, 2001 and 2000, revenue from our joint venture with Genzyme was $11.3 million and $9.7 million, respectively. The increase in joint venture revenues in 2001 was primarily the result of increased manufacturing activities in support of our Phase 3 clinical trial and our Phase 1 and Phase 3 extension studies, increased regulatory, clinical and plant and process validation efforts in preparation for a BLA filed in 2002.

Research and development expenses increased to $44.9 million in 2001 from $38.9 million in 2000. The major factors in the growth of research and development expenses include increased expenses in support of the Aldurazyme joint venture with Genzyme, especially manufacturing, regulatory and clinical requirements, manufacturing and clinical requirements to support our Phase 1 clinical trial of Aryplase, of the contract manufacturing requirements to support our Phase 1 clinical trial of Vibrilase and the increased manufacturing and research staff, including the scientific staff we assumed in Montreal, Canada in our purchase of the therapeutic assets of IBEX Technologies, Inc. and its subsidiaries in October 2001, to support our product programs. Research and development expenses in 2000 include a charge of $4.4 million for the closure of our Carson Street clinical manufacturing facility. The charge primarily consisted of impairment reserves for leasehold improvements and equipment located in the Carson Street facility.

General and administrative expenses increased to $6.7 million in 2001 from $6.5 million in 2000. This increase was primarily due to the costs incurred in 2001 in legal and other fees associated with our purchase of all of the outstanding capital stock of Glyko Biomedical Ltd. (in exchange for our common stock) that closed in 2002, increased staffing in finance, business development, information systems and purchasing, partially offset by savings due to the elimination of the President position from our executive team.

In-process research and development in 2001 represents all of the purchase price of our acquisition of the IBEX therapeutic assets in October 2001, plus related expenses totaling $11.6 million. On October 31, 2001, we purchased from IBEX Technologies Inc. and its subsidiaries the development activities associated with the IBEX therapeutic enzyme drug products (including Neutralase and Phenylase). The purchase agreement called for a total purchase price of $10.4 million, consisting of $2 million in cash and $8.4 million of common stock. In accordance with the purchase agreement, the number of common shares was based on the average share price from September 5, 2001 to October 8, 2001, which resulted in the issuance of 814,467 shares. In connection with the transaction, we issued options to purchase 43,861 shares of our common stock. These options were valued using the Black-Scholes option pricing model and the resulting $291,000 was included as additional purchase price. The purchase agreement includes up to approximately Cdn. $14.6 million (which equaled approximately U.S. $9.3 million as of December 31, 2002) in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs prior to October 31, 2006. We were also assigned a contingent liability in the amount of approximately $1.0 million payable to a contract manufacturer upon the approval of Neutralase.

The loss from our joint venture with Genzyme was $7.3 million for 2001 compared to $2.9 million for 2000, as the joint venture conducted a double-blinded, placebo-controlled Phase 3 clinical trial of 45 patients in 2001 and a continued extension study of the Phase 3 clinical trial of Aldurazyme.

Interest income decreased by $1.1 million to $1.9 million in 2001 from $3.0 million in 2000 primarily due to the decrease in cash available for investment through most of 2001 (as our follow-on offering occurred in December 2001) and the decrease in interest rates available on short-term investments.

Interest expense for 2001 and 2000 were immaterial.

Loss from discontinued operations relating to the Glyko analytics business increased by $0.6 million to $2.3 million in 2001 compared to $1.7 million in 2000 due to the increased sales and production staff in 2001 in an attempt to grow the core analytics business.

Loss from disposal of discontinued operations represents the Glyko closure expense of $7.9 million in 2001 consisting primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the initial acquisition of Glyko. The majority of the Glyko employees were incorporated into the BioMarin business and such employees continue to provide necessary analytic and diagnostic support to our current therapeutic product programs.

Liquidity and Capital Resources

We have financed our operations since our inception by the issuance of common stock and convertible notes, equipment financing and the related interest income earned on cash balances available for short-term investment. Since inception, we have raised aggregate net proceeds of approximately $367.7 million, including the approximate $70.1 million of net proceeds from the public offering of our common stock completed in February 2003. This amount was raised from the sale of our common stock in both public and private offerings, the sale of other securities that have since converted into common stock, and equipment financing.

As of December 31, 2002, our combined cash, cash equivalents and short-term investments totaled $74.0 million, a decrease of $57.1 million from $131.1 million at December 31, 2001. The primary uses of cash during the year ended December 31, 2002 were to finance operations, fund the joint venture with Genzyme, purchase leasehold improvements and equipment and expenses associated with the purchase of Synapse and acquisition of Glyko Biomedical Ltd. The primary sources of cash during the year were proceeds from equipment financing of $2.6 million, receipts of notes receivable from stockholders of $1.7 million and the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan, the aggregate exercise price of which totaled approximately $1.7 million.

From our inception through December 31, 2002, we have purchased approximately $55.9 million of leasehold improvements and equipment.

As of December 31, 2002, our total research and development expenses since inception were $176.8 million, which was allocated $85.1 million to Aldurazyme, $5.9 million to Neutralase, $19.6 million to Aryplase, $7.0 million to Vibrilase and $59.2 million to research and development costs not allocated to specific projects or related to projects that have been abandoned.

In the year ended December 31, 2002, our research and development expense of $54.5 million was allocated $27.8 million to Aldurazyme, $5.6 million to Neutralase, $6.8 million to Aryplase, $0.7 million to Vibrilase and $13.6 million to research and development costs not allocated to specific projects.

In the year ended December 31, 2001, our research and development expense of $44.9 million was allocated $22.5 million to Aldurazyme, $0.2 million to Neutralase, $8.0 million to Aryplase, $2.8 million to Vibrilase and $11.4 million to research and development costs not allocated to specific projects.

In the year ended December 31, 2000, our research and development expense of $38.9 million was allocated $19.5 million to Aldurazyme, $3.9 million to Aryplase, $0.8 million to Vibrilase and $14.7 million to research and development costs not allocated to specific projects.

We expect to fund our operations with our cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners. We expect our current funds, including the proceeds from our recently completed public offering, to meet our operating and capital requirements through 2004.

We do not expect to generate positive cash flow from operations at least until 2004 because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the United States and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities; and

•	expansion of sales and marketing activities.

We also expect to incur costs related to increased manufacturing of Aldurazyme in preparation for the product demands associated with its possible future commercial launch.

We expect that the net proceeds from any sales of our common stock, equipment financing or collaborative agreements will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with the development and commercialization of our lead product candidate, Aldurazyme; additional clinical trials and the manufacturing of Neutralase; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital. We plan to continue our policy of investing available funds in government and investment grade, interest-bearing securities. We do not invest in derivative financial instruments. There are three current arrangements that may provide us with additional sources of financing in the future:

•	In September 1998, we established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS I. We share expenses and profits from the joint venture equally with Genzyme. Genzyme has committed to pay us an additional $12.1 million upon approval of the BLA for Aldurazyme.

•

In August 2001, we signed an agreement with Acqua Wellington for an equity investment in us. The agreement allows for the purchase of up to $27.7 million of our common stock. Under the terms of the agreement, we have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price, subject to certain conditions. In September 2002, this agreement was amended to extend the termination date of this facility to October 15, 2003. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us. On February 27, 2003, Acqua Wellington purchased an additional $1.0 million of our common stock on the same terms as our recently completed public offering. This recent purchase is not otherwise reflected in this report. After giving effect to this purchase, we may request a maximum additional aggregate investment of $13.2 million.

•	We have entered into several agreements for loans secured by certain equipment totaling $8.1 million. The notes bear interest (ranging from 8.06% to 9.33%) and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require us to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, we can either provide the lender with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes with prepayment penalties. We expect to enter into similar facilities as we acquire additional equipment and expand our operations.

•	We have granted the underwriters of our recently completed public offering an option to purchase up to an additional 1,125,000 shares to cover underwriters’ over-allotments on the same terms as the offering. The option may be exercised for 30 days from the date of the offering. If this option is exercised in full, we expect to receive net proceeds of approximately $10.6 million.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug products currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments; and

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

We have contractual and commercial obligations under our notes payable, operating and capital leases and other commitments related to research and development activities, licenses and sales royalties with annual minimums. Information about these commitments as of December 31, 2002 is presented in the table below.

	Payments Due by Period
Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter
Notes payable	$5,796	$2,438	$3,358	$—	$—
Operating leases	16,823	2,663	4,843	4,122	5,195
Capital leases	97	72	25	—	—
Research and development and license commitments	6,782	5,574	1,208	—	—
Purchase commitments	2,955	2,955	—	—	—
Annual royalty commitments	1,650	330	660	660	—

Total	$34,103	$14,032	$10,094	$4,782	$5,195

We are also subject to contingent payments totaling approximately $15.8 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Related Party Transactions

In April 2001, we loaned our chief executive officer $860,000 to purchase a property and received a promissory note secured by the property. The note matures on October 31, 2004, or October 31, 2006, if certain conditions are met, and bears interest at the Federal mid-term rate (3.16% as of December 31, 2002). The balance of the note plus accrued interest at December 31, 2002 was $931,700.

In February 2002, we loaned one of our senior vice presidents $300,000 and received a promissory note secured by the his unencumbered shares of the Company. The note accrued interest at the Federal short-term rate and was repaid during 2002.

In March 2002, we entered into an employment agreement with one of our senior vice presidents pursuant to which we are obligated to advance him up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home is not completed. The loans bear interest and are due upon his termination of employment with us. As of December 31, 2002, there was $36,000 outstanding under the loan arrangement bearing annual interest of 6.0%.

During 2002, certain consulting services were rendered by one of our directors. The director was paid $56,000 in 2002, and $52,300 in January 2003, for those services.

One of our senior vice presidents holds a position with Harbor-UCLA Research Educational Institute (“REI”). REI licenses certain intellectual property and provides other research services to us. We paid REI approximately $0.8 million and $1.1 million in 2001 and 2002, respectively. We are also obligated to pay REI contingency payments upon achievement of certain regulatory milestones totaling $300,000 and royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. Our joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on future sales of products covered by the agreement through November 2019, of which our senior vice president is entitled to certain portions, based on the sales level per the terms of the agreement.

Critical Accounting Policies

Investment in BioMarin/Genzyme LLC and Related Revenue

Under the terms of our joint venture agreement with Genzyme, Genzyme and we have each agreed to provide 50 percent of the funding for the joint venture. All research and development, sales and marketing, and other activities performed by Genzyme and us on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. We recognize revenue for billings to the extent that the services were funded by Genzyme. We provided $65.2 million in funding to the joint venture from inception through December 31, 2002.

We account for our investment in the joint venture using the equity method. Accordingly, we record a reduction in our investment in the joint venture for our 50 percent share of the loss of the joint venture. The costs incurred by us on behalf of the joint venture that are funded by us (50 percent) are recorded as a reduction of the Company’s loss from the joint venture.

Impairment of Long-Lived Assets

We regularly review long-lived assets and identifiable intangibles. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance against our net deferred tax asset, the principal amount of which is the tax effect of net operating loss carryforwards, of approximately $108.5 million at December 31, 2002. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made.

Research and Development

Research and development expenses include: expenses associated with contract research and development provided by third parties; services provided to the Aldurazyme joint venture including manufacturing, clinical and regulatory costs; and internal research and development costs. All research and development costs are expensed as incurred. Inventory costs for product candidates are expensed until regulatory approval is obtained, at which time inventory will be capitalized at the lower of cost or market value.

Discontinued Operations

The operations of Glyko, Inc. have been classified as discontinued operations in the accompanying consolidated financial statements and, accordingly, we have segregated the assets and liabilities of the discontinued operations in the accompanying consolidated balance sheets. In addition, we have segregated the Glyko, Inc. operating results and cash flows in the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows.

The loss on disposal of discontinued operations for the year ended December 31, 2001, primarily reflects certain adjustments required to record an impairment reserve against the unamortized goodwill related to Glyko, Inc. of approximately $7.8 million. The aggregate net loss from Glyko Inc.’s operations since its acquisition in 1998 was $6.0 million through December 31, 2002, excluding the loss on disposal of discontinued operations discussed above.

Stock Option Plans

We have three stock-based compensation plans. We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby generally no stock-based compensation cost is reflected in our net loss. We recognize as an expense, the fair value of options granted to nonemployees.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. Adoption of these pronouncements did not have a material impact on our net loss.

We adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This requires that goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment at least annually. The carrying value of our goodwill was reduced to zero in 2001. Adoption of this pronouncement did not have a material impact on our net loss.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs was adopted by us in the fourth quarter of 2002. Adoption of this pronouncement did not have a material impact on our net loss.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As of December 31, 2002, we do not have any guarantees as defined under FIN 45.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant impact on our financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation—transition and Disclosure, which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation and revised disclosure requirements, was issued in December 2002. The revised disclosure requirements were adopted by us in the fourth quarter of 2002. Adoption of this pronouncement did not have material impact on our net loss.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

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

Based on our investment portfolio and interest rates at December 31, 2002, we believe that a 100 basis point change in interest rates would result in a decrease or increase of approximately $0.4 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses unless the investments are sold.

The table below presents the carrying value of our investment portfolio, which approximates fair value at December 31, 2002 (in thousands):

	Carrying Value
Cash and cash equivalents	$33,638
Short-term investments	40,340	*

Total	$73,978

*	73% invested in United States agency securities, 14% in A1/P1 rated commercial paper and 13% in corporate bonds.

Our debt obligations consist of our equipment-based loans and capital lease obligations, which carry fixed interest rates and, as a result, we are not exposed to interest rate market risk on our loans.

Item 8.    Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-27 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Part III

Item 10.    Directors, Executive Officers, Promoters and Control Persons

We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2003 annual meeting of stockholders.

Item 11.    Executive Compensation

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2003 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2003 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2003 annual meeting of stockholders.

Part IV

Item 14.    Controls and Procedures

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

Item 15.    Exhibits, List and Reports on Form 8-K

(a)  The following documents are filed as exhibits to this report.

Exhibit Number		Description Of Document

2.1	**

Canadian Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on December 26, 2001 as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.2	**

United States Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.3

Amendment to Canadian Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.4

Amendment to United States Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., and IBEX Technologies Delaware Corp., previously filed with the Commission on November 6, 2001 as Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.5

Acquisition Agreement for a Plan of Arrangement by and among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6

Amending Agreement among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company and Glyko Biomedical Ltd., dated as of May 16, 2002, previously filed with the Commission on August 26, 2002 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation, previously filed with the Commission on November 12, 2002 as Exhibit 3.1 to the Company’s Form 10-Q, which is incorporated herein by reference.

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

4.1

Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

10.1

Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2

1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3

Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4

1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.5

1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6

Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors named therein, previously filed with the Commission on May 4, 1999 as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.7

Amended and Restated Founder’s Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits, previously filed with the Commission on May 4, 1999 as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8

Amended and Restated Founder’s Stock Purchase Agreement with Dr. Christopher M. Starr dated as of October 1, 1997 with exhibits, previously filed with the Commission on May 4, 1999 as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.9

Employment Agreement with Fredric D. Price dated December 22, 2000, previously filed with the Commission on January 11, 2001 as Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.

10.10

Employment Agreement with Christopher M. Starr. Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.11

Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.12

Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13

Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.14

Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.15	*	Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.16	**

License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17	**

Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.18	**

License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.19	**

Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.20	**

Bioprocessing Services Agreement dated July 15, 2002, between BioMarin Pharmaceutical Inc. and Diosynth RTP Inc., previously filed with the Commission on August 14, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.21

Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.22

Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.23

Standard NNN Lease dated June 25, 1998 for 46 Galli Drive, previously filed with the Commission on May 4, 1999 as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.24

First Amendment to Lease dated April 14, 2000 for 46 Galli Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.25

Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.26

Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.27

Commercial Lease and Deposit Receipt, dated December 23, 1996 for 11 Pimentel Court and 13 Pimentel Court, previously filed with the Commission on May 4, 1999 as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28	*	Amendment to Lease Agreement for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and Glyko, Inc., Lessee, dated March 15, 2000

10.29	*

Second Amendment to Lease for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and BioMarin Pharmaceutical Inc., a Delaware Corporation, Successor in Interest to Glyko, Inc., Lessee, dated December 31, 2002

10.30

Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.31

Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32

Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated August 15, 2001, previously filed with the Commission on August 16, 2001 as Exhibit 1.2 to the Company’s Post Effective Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.

10.33

Amendment No.1 to Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated September 24, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.34	*	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation and schedule of advances made pursuant to such documentation.

10.35

Second Amended and Restated Agreement for Plan of Arrangement by and among the Company, BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Independent Public Accountants.

24.1	*	Power of Attorney (Included in Signature Page)

99.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

(b)  Reports on Form 8-K

On October 18, 2002, we filed an Amended Current Report on Form 8-K/A to amend our Current Report on Form 8-K filed on August 26, 2002 to include the financial statements and pro forma financial information related to our acquisition of Glyko Biomedical Ltd.

On October 30, 2002, we filed a Current Report on Form 8-K regarding the scheduled review of the biologics license application for Aldurazyme by the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee on January 15, 2003.

On October 31, 2002, we filed a Current Report on Form 8-K regarding the announcement of our financial results for the quarter ended September 30, 2002.

On November 24, 2002, we filed a Current Report on Form 8-K regarding the release of additional data from the ongoing open label Phase 3 extension study of Aldurazyme.

On December 20, 2002, we filed a Current Report on Form 8-K regarding the filing of a registration statement with the Securities and Exchange Commission for the offer and sale by us of up to an aggregate of $150 million of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 28, 2003	By:	/s/ LOUIS C. DRAPEAU
Louis C. Drapeau
Chief Financial Officer,
Vice President, Finance and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fredric D. Price, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ FREDRIC D. PRICE Fredric D. Price	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2003

/s/ LOUIS C. DRAPEAU Louis C. Drapeau	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial Officer)	February 28, 2003

/s/ FRANZ L. CRISTIANI Franz L. Cristiani	Director	February 28, 2003

/s/ PHYLLIS I. GARDNER Phyllis I. Gardner	Director	February 28, 2003

/s/ ELAINE HERON Elaine Heron	Director	February 28, 2003

/s/ ERICH SAGER Erich Sager	Director	February 28, 2003

/s/ VIJAY SAMANT Vijay Samant	Director	February 28, 2003

/s/ GWYNN R. WILLIAMS Gwynn R. Williams	Director	February 28, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Fredric D. Price, certify that:

1.    I have reviewed this annual report on Form 10-K of BioMarin Pharmaceutical Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ FREDRIC D. PRICE
Fredric D. Price
Chairman and Chief Executive Officer and Director

CERTIFICATION

I, Louis C. Drapeau, certify that:

1.    I have reviewed this annual report on Form 10-K of BioMarin Pharmaceutical Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ LOUIS C. DRAPEAU
Louis C. Drapeau
Chief Financial Officer, Vice President, Finance and Secretary

INDEX TO BIOMARIN PHARMACEUTICAL INC. CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheet of BioMarin Pharmaceutical Inc. and subsidiaries (a development-stage company) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2002 and for the period from March 21, 1997 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit. The cumulative consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from March 21, 1997 (inception) to December 31, 2002 include amounts for the period from March 21, 1997 (inception) to December 31, 1997 and for each of the years in the four year period ending December 31, 2001, which were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 21, 2002, and our opinion, insofar, as it relates to the amounts included for the period March 21, 1997 (inception) through December 31, 2001 is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries (a development-stage company) as of December 31, 2002, and the results of their operations and their cash flows for the year then ended and for the period from March 21, 1997 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Francisco, California

January 29, 2003

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP. As described in Note 2 (s), certain items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. (a Delaware corporation in the development stage) and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 1999, 2000, and 2001 and for the period from March 21, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

San Francisco, California

February 21, 2002

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2002

(In thousands, except for share and per share data)

	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$12,528	$33,638
Short-term investments	118,569	40,340
Investment in and advances to BioMarin/Genzyme LLC	4,241	4,955
Current assets of discontinued operations of Glyko, Inc.	668	—
Other current assets	1,922	2,139

Total current assets	137,928	81,072
Property and equipment, net	32,560	28,206
Other assets	1,323	1,338

Total assets	$171,811	$110,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,482	$3,930
Current liabilities of discontinued operations of Glyko, Inc.	229	—
Other current liabilities	1,591	2,917

Total current liabilities	8,302	6,847
Long-term liabilities	3,961	5,226

Total liabilities	12,263	12,073

Commitments and contingencies (note 10)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 75,000,000 shares; issued and outstanding 52,402,355 and 53,782,426 shares at December 31, 2001 and 2002, respectively	52	54
Additional paid-in capital	305,230	319,038
Warrants	5,134	5,219
Deferred compensation	(699)	(47)
Notes receivable from stockholders	(2,037)	(468)
Accumulated other comprehensive income (loss)	(13)	327
Deficit accumulated during the development stage	(148,119)	(225,580)

Total stockholders’ equity	159,548	98,543

Total liabilities and stockholders’ equity	$171,811	$110,616

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2000, 2001, and 2002 and

Period from March 21, 1997 (inception) to December 31, 2002

(In thousands, except for per share data)

	December 31,			Period from March 21, 1997 (inception) to December 31, 2002
	2000	2001	2002
Revenue from BioMarin/Genzyme LLC	$9,714	$11,330	$13,919	$41,117

Operating expenses:
Research and development	38,882	44,914	54,455	176,792
General and administrative	6,507	6,718	17,541	39,585
In-process research and development	—	11,647	11,223	22,870
Loss of BioMarin/Genzyme LLC	2,912	7,333	9,547	21,512

Total operating expenses	48,301	70,612	92,766	260,759

Loss from operations	(38,587)	(59,282)	(78,847)	(219,642)
Interest income	2,979	1,871	2,017	9,449
Interest expense	(7)	(17)	(542)	(1,298)

Net loss from continuing operations	(35,615)	(57,428)	(77,372)	(211,491)
Income (loss) from discontinued operations	(1,749)	(2,266)	135	(5,953)
Loss from disposal of discontinued operations	—	(7,912)	(224)	(8,136)

Net loss	$(37,364)	$(67,606)	$(77,461)	$(225,580)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.99)	$(1.40)	$(1.45)	$(6.47)
Loss from discontinued operations	(0.05)	(0.06)	—	(0.18)
Loss on disposal of discontinued operations	—	(0.19)	—	(0.25)

Net loss	$(1.04)	$(1.65)	$(1.45)	$(6.90)

Weighted average common shares outstanding	35,859	41,083	53,279	32,707

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from March 21, 1997 (inception) to December 31, 1999 and for the

Years ended December 31, 2000, 2001 and 2002 (in thousands, except for per share data)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Deficit accumulated during stage	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at March 21, 1997	—	$—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to Glyko Biomedical Ltd. on March 21, 1997, for cash, $1.00 per share	1,500	1	1,499							1,500
Issuance of common stock to Glyko Biomedical Ltd. in June 1997, in exchange for technology, $1.00 per share	7,000	7	(7)							—
Issuance of common stock and warrants in October 1997, $1.00 per share (net of issuance costs including the issuance of 299 shares of common stock, $1.00 per share, and warrants to purchase an additional 299 shares of common stock for brokerage services)	4,039	4	3,595	299	48					3,647
Issuance of common stock to founders in exchange for notes in October 1997, $1.00 per share	2,500	3	2,497			(200)	(2,300)			—
Issuance of common stock and warrants on December 31, 1997, $1.00 per share net of issuance costs including the issuance of 503 shares of common stock, $1.00 per share and warrants to purchase an additional 503 shares of common stock for brokerage services	5,528	6	4,930	503	80					5,016
Issuance of common stock on June 30, 1998, for cash, $6.00 per share net of issuance costs including the issuance of 31 shares of common stock, $6.00 per share, for brokerage services	599	1	3,328							3,329
Issuance of common stock on July 14, 1998, for cash, $6.00 per share net of issuance costs including the issuance of 65 shares of common stock, $6.00 per share, for brokerage services	1,385	1	7,924							7,925
Issuance of common stock on August 3, 1998, for cash, $6.00 per share net of issuance costs including the issuance of 2 shares of common stock, $6.00 per share, for brokerage services	31		176							176
Issuance of common stock to Genzyme Corporation on September 2, 1998, for cash, $6.00 per share	1,333	1	7,999							8,000
Issuance of common stock to Glyko Biomedical, Ltd. for the purchase of Glyko, Inc. on October 7, 1998, for common shares, $6.00 per share and the assumption of options of Glyko, Inc. employees	2,259	2	14,859							14,861

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

For the period from March 21, 1997 (inception) to December 31, 1999 and for the

Years ended December 31, 2000, 2001 and 2002 (in thousands, except for per share data)

	Common stock			Additional paid-in capital	Warrants			Deferred compensation	Notes receivable from stockholder		Accumulated other comprehensive income (loss)		Deficit accumulated during stage		Total stockholders’ equity
	Shares	Amount			Shares	Amount
Common stock options granted in exchange for services		$		$35		$		$(17)	$		$		$		$18
Issuance of common stock on July 23, 1999, in an initial public offering (IPO) for cash at $13.00 per share, net of issuance costs	4,500		4	51,805											51,809
Issuance of common stock on July 23, 1999 concurrent with the IPO upon conversion of promissory notes plus accrued interest of $720 at $10.00 per share, net of issuance costs	2,672		3	25,612											25,615
Issuance of common stock on July 23, 1999 to Genzyme Corporation in a private placement concurrent with the IPO for cash, $13.00 per share	769		1	9,999											10,000
Issuance of common stock on August 3, 1999 and August 25, 1999 from the over-allotment exercise by underwriters at $13.00 per share, net of issuance costs	675		1	8,141											8,142
Exercise of common stock options	42			149											149
Interest on notes receivable from stockholders				150						(338)					(188)
Deferred compensation related to stock options				3,901				(3,901)							—
Amortization of deferred compensation								1,527							1,527
Net loss for the period from March 21, 1997 (inception) to December 31, 1999														(43,149)	(43,149)

Balance at December 31, 1999	34,832		$35	$146,592	802		$128	$(2,591)		$(2,638)		$—		$(43,149)	$98,377

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

For the period from March 21, 1997 (inception) to December 31, 1999 and for the

Years ended December 31, 2000, 2001 and 2002 (in thousands, except for per share data)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2000	34,832	$35	$146,592	802	$128	$(2,591)	$(2,638)	$—	$(43,149)	$98,377
Issuance of common stock on April 30 and October 31, 2000, pursuant to the Employee Stock Purchase Plan (ESPP) at $11.05 per share	28	—	314	—	—	—	—	—	—	314
Exercise of common stock options	1,301	1	5,674	—	—	—	—	—	—	5,675
Exercise of common stock warrants	802	1	929	(802)	(128)	—	—	—	—	802
Common stock surrendered by stockholders for payment of principal and interest	(41)	—	(170)	—	—	—	170	—	—	—
Repayment of notes from stockholders	—	—	—	—	—	—	804	—	—	804
Interest on notes receivable from stockholders	—	—	276	—	—	—	(276)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,386	—	—	—	1,386
Deferred compensation related to stock and option issuances, net of terminations	25	—	325	—	—	(325)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(37,364)	(37,364)

Balance at December 31, 2000	36,947	$37	$153,940	—	$—	$(1,530)	$(1,940)	$—	$(80,513)	$69,994

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

For the period from March 21, 1997 (inception) to December 31, 1999 and for the

Years ended December 31, 2000, 2001 and 2002 (in thousands, except for per share data)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2001	36,947	$37	$153,940	—	$—	$(1,530)	$(1,940)	$—	$(80,513)	$69,994
Issuance of common stock under ESPP on April 30 and October 31, 2001, $9.22 and $9.51 per share, respectively	35	—	288	—	—	—	—	—	—	288
Issuance of 1,344 shares of common stock to Acqua Wellington for cash in five transactions priced from $9.60 to $10.16 per share, net of issuance costs	1,344	1	13,163	—	—	—	—	—	—	13,164
Issuance of 4,870 shares of common stock and warrants to purchase 753 shares of common stock on May 16 and 17, 2001, $9.45 per share, net of issuance costs	4,870	5	37,507	753	5,134	—	—	—	—	42,646
Issuance of 814 shares of common stock on October 31, 2001, $10.218 per share, to purchase certain therapeutic assets of IBEX	814	1	8,323	—	—	—	—	—	—	8,324
Issuance of stock options on October 31, 2001 in connection with the IBEX acquisition	—	—	291	—	—	—	—	—	—	291
Issuance of 8,050 shares of common stock on December 13, 2001 in a public offering, $12 per share, net of issuance costs	8,050	$8	$90,363	—	$—	$—	$—	$—	$—	$90,371
Exercise of common stock options	342	—	1,258	—	—	—	—	—	—	1,258
Interest accrued on notes receivable from stockholders	—	—	97	—	—	—	(97)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(13)	—	(13)
Amortization of deferred compensation	—	—	—	—	—	831	—	—	—	831
Net loss	—	—	—	—	—	—	—	—	(67,606)	(67,606)

Balance at December 31, 2001	52,402	$52	$305,230	753	$5,134	$(699)	$(2,037)	$(13)	$(148,119)	$159,548

PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

For the period from March 21, 1997 (inception) to December 31, 1999 and for the

Years ended December 31, 2000, 2001 and 2002 (in thousands, except for per share data)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders’ equity
Balance at January 1, 2002	52,402	$52	$305,230	753	$5,134	$(699)	$(2,037)	$(13)	$(148,119)	$159,548
Issuance of common stock under ESPP on April 30 and October 31, 2002, $5.13 and $5.10 per share, respectively	83	—	426	—	—	—	—	—	—	426
Issuance of 885 shares of common stock to purchase Synapse on March 21, 2002, $11.50 per share, net of issuance costs	885	1	10,180	—	—	—	—	—	—	10,181
Issuance of common stock options and common stock warrants in connection with the Synapse transaction on March 21, 2002	—	—	561	27	85	—	—	—	—	646
Issuance of 11,368 shares of common stock and stock options in GBL acquisition in August 2002	11,368	11	49,006	—	—	—	—	—	—	49,017
Retirement of 11,368 shares of common stock acquired from GBL in August 2002	(11,368)	(11)	(48,301)	—	—	—	—	—	—	(48,312)
Exercise of common stock options	412	1	1,660	—	—	—	—	—	—	1,661
Interest accrued on notes receivable from stockholders	—	—	181	—	—	—	(181)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	1,750	—	—	1,750
Foreign currency translation	—	—	—	—	—	—	—	(54)	—	(54)
Fair market value adjustments of available-for-sale investments	—	—	—	—	—	—	—	394	—	394
Amortization of deferred compensation	—	—	—	—	—	652	—	—	—	652
Other	—	—	95	—	—	—	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	(77,461)	(77,461)

Balance at December 31, 2002	53,782	$54	$319,038	780	$5,219	$(47)	$(468)	$327	$(225,580)	$98,543

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2000, 2001 and 2002 and

Period from March 21, 1997 (inception) to December 31, 2002

(In thousands)

	December 31,			Period From March 21, 1997 (inception) to December 31, 2002
	2000	2001	2002
Cash flows from operating activities
Net loss from continuing operations	$(35,615)	$(57,428)	$(77,372)	$(211,491)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
In-process research and development	—	11,647	11,223	22,870
Facility closures	3,791	—	3,504	7,295
Depreciation and amortization	5,733	7,004	8,504	27,172
Transaction costs related to GBL acquisition	—	387	1,942	2,329
Gain on disposals of property and equipment	—	—	(56)	(56)
Other non-cash charges	—	—	276	276
Changes in operating assets and liabilities:
Investment in and advances to BioMarin/Genzyme LLC	(1,580)	(960)	(714)	(4,955)
Other current assets	(720)	(299)	1,501	235
Other assets	(182)	(990)	27	(1,296)
Accounts payable and accrued liabilities	1,700	(116)	(2,780)	4,122

Net cash used in continuing operations	(26,873)	(40,755)	(53,945)	(153,499)
Net cash provided by (used in) discontinued operations	444	(95)	350	1,099

Net cash used in operating activities	(26,429)	(40,850)	(53,595)	(152,400)

Cash flows from investing activities
Purchase of property and equipment	(3,760)	(17,812)	(4,861)	(55,912)
Proceeds from sale of equipment	—	—	272	272
Purchase of IBEX therapeutic assets	—	(3,032)	—	(3,032)
Purchase of Synapse Technologies, Inc.	—	—	(1,866)	(1,866)
Acquisition of GBL, net of cash acquired	—	(387)	(1,258)	(1,645)
Sale (purchase) of short-term investments	15,902	(94,898)	78,623	(39,946)

Net cash provided by (used in) continuing operations	12,142	(116,129)	70,910	(102,129)
Net cash used in discontinued operations	(163)	—	—	(1,663)

Net cash provided by (used in) investing activities	11,979	(116,129)	70,910	(103,792)

Cash flow from financing activities
Proceeds from sale of common stock	—	133,017	—	232,823
Proceeds from issuance of convertible notes payable	—	—	—	25,615
Proceeds from Acqua Wellington	—	13,163	—	13,163
Proceeds from exercise of stock options and warrants	6,477	1,258	1,661	9,356
Proceeds from notes payable	—	5,505	2,608	8,247
Repayment of notes payable	(28)	(198)	(2,201)	(2,451)
Repayment of capital lease obligations	—	(43)	(193)	(236)
Receipts from notes receivable from stockholders	804	—	1,750	2,485
Issuance of common stock for ESPP, and other	314	288	224	895

Net cash provided by financing activities	7,567	152,990	3,849	289,897

Effect of foreign currency translation on cash	—	(13)	(54)	(67)

Net increase (decrease) in cash	(6,883)	(4,002)	21,110	33,638
Cash and cash equivalents:
Beginning of period	23,413	16,530	12,528	—

End of period	$16,530	$12,528	$33,638	$33,638

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2002

(1)  NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company specializing in the development of enzyme therapies to treat serious life-threatening diseases and conditions. The Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.

The Company was incorporated in 1996 in the state of Delaware and began business on March 21, 1997 (inception) as a wholly owned subsidiary of Glyko Biomedical Ltd. (GBL). In August 2002, at which point GBL’s ownership of BioMarin’s outstanding common stock was approximately 21%, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of BioMarin common stock. GBL’s principal asset was 11,367,617 shares of the Company’s common stock, which were subsequently retired. GBL is now a wholly owned subsidiary of the Company.

In December 2001, the Company decided to close the business of Glyko, Inc. (Glyko), a wholly owned subsidiary. Glyko’s operations ceased on July 31, 2002. In January 2003, the Company sold certain assets of Glyko to a third party for total consideration of up to $1.5 million (Note 15).

Through December 31, 2002, the Company had accumulated losses during its development stage of approximately $225.6 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, and short-term investments at December 31, 2002 will be sufficient to meet the Company’s obligations through the end of 2003. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs through the sale of equity securities, equipment-based financing, and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; adequate insurance coverage; reliance on the proprietary technology of others; the need for additional financing; dependence on key personnel; uncertain patent protection; significant competition from larger organizations; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

These consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

(b)  Discontinued Operations

The operations of Glyko have been classified as discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company has segregated the assets and liabilities of the discontinued operations in the accompanying consolidated balance sheets for all years presented. In addition, the Company has segregated the Glyko operating results and cash flows in the accompanying consolidated statements of operations

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

and changes in stockholders’ equity and cash flows for all years presented. The notes to the accompanying consolidated financial statements also reflect the classification of Glyko operations as discontinued operations for all years presented.

The loss on disposal of discontinued operations for the year ended December 31, 2001, primarily reflects certain adjustments required to record an impairment reserve against the unamortized goodwill and other intangible assets related to Glyko of approximately $7.8 million.

(c)  Concentration of Credit Risk

Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment related to its financial instruments.

(d)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)  Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

(f)  Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). At December 31, 2002, accumulated other comprehensive income related to recording short-term investments available-for-sale was approximately $394,000. Short-term investments are comprised mainly of federal agency investments, commercial paper and corporate bonds.

(g)  Investment in BioMarin/Genzyme LLC and Related Revenue

Under the Aldurazyme® joint venture agreement with Genzyme Corporation (Genzyme) (see Notes 3 and 12), the Company and Genzyme each provide 50% of the funding for the joint venture. All research and development, sales and marketing, and other services performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties. The Company recognizes revenue for billings to the extent that the services were funded by Genzyme.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture, and a reduction in its investment for its 50% share of the loss of the joint venture. The Company reflects as an operating expense all costs incurred by the Company on behalf of the joint venture. The costs incurred by the Company on behalf of the joint venture that are funded by the Company (50%) are recorded as a reduction of the Company’s loss from the joint venture.

(h)  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed.

(i)  Goodwill and Other Intangible Assets

With the acquisition of Glyko in 1998, the Company recorded intangible assets of $11.7 million. Additional intangible assets of $891,000 were recorded in another acquisition by Glyko. During 2000, the Company revised its estimate of the useful life of these intangible assets downward to 7 years. An impairment reserve was recorded against the unamortized balance of $7.8 million during 2001 as a result of the decision to close the Glyko business.

(j)  Impairment of Long-Lived Assets

The Company regularly reviews long-lived assets and identifiable intangibles. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

(k)  Accounts Payable and Accrued Liabilities

As of December 31, 2001 and 2002, accounts payable and accrued liabilities consisted of the following:

	December 31,
	2001	2002
Accounts payable	$4,284	$141
Accrued liabilities	1,068	2,701
Accrued vacation	602	814
Accrued payroll and benefits	528	274

	$6,482	$3,930

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(l)  Other Current and Long-Term Liabilities

As of December 31, 2001 and 2002, other current liabilities consisted of the following:

	December 31,
	2001	2002
Current portion of equipment loans	$1,525	$2,438
Current portion of capital leases	66	72
Current portion of lease commitment accrual	—	407

	$1,591	$2,917

As of December 31, 2001 and 2002, long-term liabilities consisted of the following:

	December 31,
	2001	2002
Long-term portion of equipment loans	$3,864	$3,358
Long-term portion of capital leases	97	25
Long-term portion of lease commitment accrual	—	1,843

	$3,961	$5,226

(m)  Revenue Recognition

Revenue from the Aldurazyme joint venture is recognized to the extent that expenses incurred by the Company have been funded by Genzyme.

(n)  Research and Development

Research and development expenses include: expenses associated with contract research and development provided by third parties; services provided to the Aldurazyme joint venture including manufacturing, clinical and regulatory costs; and internal research and development costs. All research and development costs are expensed as incurred. Inventory costs for product candidates are expensed until regulatory approval is obtained, at which time inventory will be capitalized at the lower of cost or market value.

(o)  Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average common shares outstanding and potential common shares during the period. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock. For all periods presented, such potential common shares were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

Potentially dilutive securities include (in thousands):

	December 31,
	2000	2001	2002
Options to purchase common stock	5,539	7,767	7,078
Warrants to purchase common stock	—	753	780

Total	5,539	8,520	7,858

(p)  Stock Option Plans

The Company has three stock-based compensation plans (Note 7). The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby no stock-based compensation cost is reflected in net loss. The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based compensation.

	Years ended December 31,			March 21, 1997 (inception) to December 31, 2002
	2000	2001	2002
Net loss as reported	$(37,364)	$(67,606)	$(77,461)	$(225,580)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(5,523)	(13,973)	(13,775)	(34,625)

Pro forma net loss	$(42,887)	$(81,579)	$(91,236)	$(260,205)

Net loss per common share as reported, basic and diluted	$(1.04)	$(1.65)	$(1.45)	$(6.90)
Pro forma net loss per common share, basic and diluted	(1.20)	(1.99)	(1.71)	(7.96)

The Company recognizes as an expense, the fair value of options granted to non-employees as determined by the use of the Black-Scholes option pricing model.

(q)  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There is a full valuation allowance against net deferred tax assets of approximately $108.5 million at December 31, 2002. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(r)  Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. Adoption of these pronouncements did not have a material impact on the Company’s net loss.

The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. This requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but are instead tested for impairment at least annually. The carrying value of the Company’s goodwill was reduced to zero in 2001. Adoption of this pronouncement had no material impact on the Company’s net loss.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs was adopted by the Company in the fourth quarter of 2002. Adoption of this pronouncement did not have a material impact on the Company’s net loss.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation and revised disclosure requirements, was issued in December 2002. The revised disclosure requirements were adopted by the Company in the fourth quarter of 2002. Adoption of this pronouncement did not have material impact on the Company’s net loss.

(s)  Reclassifications

Certain items in the prior years consolidated financial statements have been reclassified to conform to the 2002 presentation.

(3)  INVESTMENT IN BIOMARIN/GENZYME LLC AND RELATED REVENUE

Under the terms of the joint venture agreement with Genzyme, the Company and Genzyme have each agreed to provide 50% of the funding for the Aldurazyme joint venture. BioMarin provided $65.2 million in funding to the joint venture from inception through December 31, 2002.

During the years ended December 31, 2000, 2001 and 2002, and for the period from March 21, 1997 (inception) through December 31, 2002, the Company incurred expenses totaling $19.4 million, $22.7 million, $27.8 million, and $82.2 million, respectively, for services provided to the joint venture under the agreement. Of these amounts, $9.7 million, $11.3 million, $13.9 million and $41.1 million, respectively, or 50%, was recognized as revenue to the extent that the payments for the services were funded by Genzyme. The following table summarizes the components of the Company’s recorded loss of BioMarin/Genzyme LLC (in thousands):

	Years ended December 31,			March 21, 1997 (inception) to December 31, 2002
	2000	2001	2002
50% of loss from joint venture	$(12,643)	$(18,663)	$(23,466)	$(62,629)
50% of services billed by the Company to joint venture	9,731	11,330	13,919	41,117

	$(2,912)	$(7,333)	$(9,547)	$(21,512)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

At December 31, 2002 the summarized assets and liabilities of the joint venture and its results of operations from inception to December 31, 2002 are as follows (in thousands):

Assets	$10,644

Liabilities	5,007
Net equity	5,637

$10,644

Cumulative net loss	$124,850

(4)  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2002 consisted of (in thousands):

	December 31,		Estimated useful lives
Category	2001	2002
Computer hardware and software	$1,532	$2,343	3 years
Office furniture and equipment	1,557	1,661	5 years
Manufacturing and laboratory equipment	11,769	11,838	5 years
Leasehold improvements	30,886	33,768	Shorter of life of asset or lease term
Construction-in-progress	1,064	—

	46,808	49,610
Less: Accumulated depreciation	(14,248)	(21,404)

Total property and equipment, net	$32,560	$28,206

Depreciation expense for the years ended December 31, 2000, 2001, and 2002, and for the period March 21, 1997 (inception) to December 31, 2002, was, $4.3 million, $6.2 million, $7.8 million and $23.0 million, respectively.

In December 2002, the Company decided to abandon further development of one of its leased facilities that was originally planned for expansion of research and development activities. The Company recorded an impairment charge totaling $1.0 million to reduce the net book value of the assets related to the facility to zero. The Company also recorded a liability for the costs that will continue to be incurred under the remaining term of the lease, for which there will be no economic benefit. The estimated fair value of the discounted liability at December 31, 2002 was $2,250,000, which is net of the estimated sub-lease income that is reasonably obtainable. Both the impairment charge and the expense related to the remaining lease commitment were included as general and administrative expenses for the year ended December 31, 2002. The facility was not occupied prior to the abandonment.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(5)  ACQUISITIONS

(a)  Acquisition of Glyko Biomedical Ltd. (GBL)

In August 2002, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of BioMarin common stock. GBL’s principal asset was 11,367,617 shares of the Company’s common stock, which were subsequently retired. The Company incurred approximately $0.4 million and $2.0 million of costs associated with this transaction, which were included as general and administrative expenses in 2001 and 2002, respectively.

The following unaudited pro forma summary financial information displays the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2000. The pro forma information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2000 nor does it purport to represent operations for future periods (in thousands, except per share data):

	Years ended December 31,
	2000	2001	2002
Revenue	$9,714	$11,330	$13,919
Operating expenses	(48,689)	(70,374)	(90,924)
Loss from continuing operations	(35,938)	(57,445)	(76,928)

Loss per share from continuing operations, basic and diluted	$(1.00)	$(1.40)	$(1.44)
Weighted average common shares outstanding	35,859	41,083	53,279

(b)  Purchase of Synapse Technologies Inc.

In March 2002, the Company purchased all of the outstanding capital stock of Synapse Technologies Inc. (Synapse), a privately held Canadian company, for approximately $10.2 million in Company common stock (885,240 shares). The Company also issued options and warrants to purchase 80,221 and 27,419 shares of the Company’s common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model with the resulting $561,000 and $85,000, respectively, included as additional purchase price. The purchase agreement includes up to Cdn. $8.0 million (which equaled approximately U.S. $5.1 million as of December 31, 2002) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012.

The transaction did not constitute a business combination because Synapse did not meet the definition of a business for accounting purposes. At the time, Synapse’s activities consisted of the development of intellectual property that might be used to develop therapeutic drug products. Commercialization of any product is not anticipated for several years. As a result, the entire purchase price plus related expenses totaling $11.2 million was attributed to in-process research and development and was expensed in 2002.

In September 2002, the Company decided to close its facilities in Vancouver, Canada. The Company recorded an impairment charge of approximately $123,000 for leasehold improvements and laboratory equipment that will not be used in the future, lease termination of approximately $51,000 and severance costs of approximately $70,000, which were included as research and development expenses for the year ended December 31, 2002. Additional costs expected to be incurred related to the close of these facilities are immaterial.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(c)  Purchase of IBEX Therapeutic Assets

In October 2001, the Company purchased from IBEX Technologies Inc. and its subsidiaries (IBEX) the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including Neutralase™ and Phenylase™). The purchase price was $10.4 million, consisting of $2.0 million in cash and $8.4 million in BioMarin common stock (814,647 shares). The Company also issued options to purchase 43,861 shares of the Company’s common stock. These options were valued using the Black-Scholes option pricing model with the resulting $291,000 included as additional purchase price. The purchase agreement includes up to approximately Cdn. $14.6 million (which equaled approximately U.S. $9.3 million as of December 31, 2002) in contingency payments upon U.S. regulatory approval of Neutralase and Phenylase, provided that approval occurs prior to October 31, 2006. The Company was also assigned a contingent liability in the amount of $1.05 million payable to a contract manufacturer upon the regulatory approval of Neutralase.

The purchase did not constitute a business combination because the assets acquired did not meet the definition of a business for accounting purposes. At the time, IBEX’s activities consisted of the development of intellectual property that might be used to develop therapeutic enzyme drug products. Commercialization of any product is not anticipated for several years. As a result, the entire purchase price plus related acquisition expenses totaling $11.6 million was attributed to in-process research and development and was expensed in 2001.

(6)  STOCKHOLDERS’ EQUITY

(a)  Common Stock and Warrants

Certain warrants issued for brokerage services in 1997 and 1998 were exercised in 2000.

In July 1999, the Company completed its initial public offering (IPO) raising net proceeds of $60 million.

In May 2001, the Company sold 4,763,712 shares of common stock at $9.45 per share and issued three-year warrants to purchase 714,554 shares of common stock at an exercise price of $13.10 per share. Net proceeds were $41.6 million. Also, in May 2001, a fund managed by Acqua Wellington purchased 105,821 shares of common stock and received warrants to purchase 15,873 shares of common stock on the same price and terms as the previous May 2001 transaction; the Company received net proceeds of $1.0 million. The Company allocated a portion of the proceeds to warrants based on the estimated fair value of the warrants. The fair value of the warrants was calculated using the Black-Scholes option pricing model.

In August 2001, the Company signed an agreement with Acqua Wellington for an equity investment in the Company. The agreement allows for the purchase of up to $27.7 million of common stock. Under the terms of the agreement, the Company has the option to request that Acqua Wellington invest in the Company through sales of registered common stock at a small discount to market price, subject to certain conditions. As of December 31, 2002, the Company may request a maximum additional aggregate investment of $14.2 million. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by the Company. In September 2002, this agreement was amended to extend the termination date of this facility to October 15, 2003. During 2001, Acqua Wellington purchased 1,344,194 shares for $13.5 million ($13.2 million net of issuance costs). Acqua Wellington did not purchase any stock under this agreement during 2002.

In 2001, the Company completed a follow-on public offering of its common stock. In the offering, the Company sold 8,050,000 shares, and the net proceeds were approximately $90.4 million.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(b)  Notes Receivable from Stockholders

In 1997, the Company issued 2.5 million shares of Founders’ Stock to three officers in exchange for notes receivable from the officers. The notes carry an interest rate of 6%. The notes are secured by the underlying stock.

Two of the three executives have left the Company and as of December 31, 2002, have repaid their notes and associated interest. The third officer’s loan in the amount of approximately $468,000 is due upon termination of involvement with the Company. The notes are recorded as a reduction of stockholders’ equity.

(c)  Deferred Compensation

In connection with certain stock option and stock grants to employees from 1998 to 2000, the Company recorded deferred compensation totaling $4.2 million, which is being amortized over the estimated vesting periods of the grantees. Amortization expense recognized during the years ended December 31, 2000, 2001, and 2002 and for the period from March 21, 1997 (inception) through December 31, 2002 was $1.4 million, $0.8 million, $0.7 million and $4.2 million, respectively.

(d)  Stockholders’ Rights Plan

In September 2002, the Board of Directors authorized a stockholders’ rights plan. Terms of the Plan provide for stockholders of record at the close of business on September 23, 2002 to receive one preferred share purchase right (a “Right”) for each outstanding share of common stock held. The Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the common stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to purchase shares of Series B Junior Participating Preferred Stock of the Company that have significantly superior dividend, liquidation, and voting rights to the common stock. The Company will be entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Plan expires on September 23, 2012.

(7)  STOCK-BASED COMPENSATION PLANS

The Company has three stock-based compensation plans:

•	The 1997 Stock Plan (the 1997 Plan) provides for the grant of stock options and the issuance of common stock to employees, officers, directors, and consultants. As of December 31, 2002, 7,357,509 shares were reserved for issuance of options under the 1997 Plan, of which 6,832,509 options were outstanding.

•	The 1998 Director Option Plan (the Director Plan) provides for the grant of stock options and the issuance of common stock to nonemployee directors. As of December 31, 2002, 320,000 shares were reserved for issuance of options under the Director Plan, of which 245,000 options were outstanding.

Options currently outstanding under the 1997 Plan and the Director Plan generally vest in four years or less. Options terminate from 5 to 10 years from the date of grant or 90 days after termination of employment.

•

The 1998 Employee Stock Purchase Plan (1998 Purchase Plan) provides for the purchase by eligible employees of Company common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to 5% of the total combined voting power or value of the Company and a

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

maximum value of $25,000 per calendar year. Shares are purchased on April 30 and October 31 of each year. As of December 31, 2002, 146,542 shares have been issued under the 1998 Purchase Plan and 100,000 shares are reserved for future issuances.

A summary of the status of the 1997 Plan and the Director Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable at end of year	Weighted average fair value of options granted
Outstanding at December 31, 1999	5,449,986	$7.59	1,922,041
Granted	1,881,310	15.83		$13.27
Exercised	(1,300,532)	4.36
Canceled	(491,506)	11.70

Outstanding at December 31, 2000	5,539,258	10.92	2,067,302
Granted	2,844,206	10.80		8.22
Exercised	(343,560)	3.66
Canceled	(273,226)	14.21

Outstanding at December 31, 2001	7,766,678	11.18	3,682,150
Granted	996,893	8.64		5.61
Exercised	(412,148)	4.03
Canceled	(1,273,914)	11.35

Outstanding at December 31, 2002	7,077,509	11.21	4,524,655

There were 219,560 and 600,000 options available for grant under the 1997 Plan and the Director Plan at December 31, 2001 and 2002, respectively.

As of December 31, 2002, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Contractual life	Weighted average exercise price	Weighted average number of options exercisable	Weighted average exercise price
$ 3.50 to 7.00	1,456,333	4.1	$5.37	1,221,665	$5.43
7.01 to 10.50	1,738,910	7.7	9.33	835,800	9.36
10.51 to 14.00	2,804,641	6.2	12.53	1,698,889	12.57
14.01 to 17.50	553,125	3.8	15.75	405,591	15.70
17.51 to 21.00	208,500	5.6	19.47	149,046	19.51
21.01 to 24.50	220,000	7.1	21.96	146,041	21.96
24.51 to 28.00	81,000	2.2	25.81	56,686	25.83
28.00 to 31.50	15,000	2.2	31.25	10,937	31.25

	7,077,509	5.9	11.21	4,524,655	11.07

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

The following summarizes the assumptions used to determine the fair value of each option using the Black-Scholes option pricing model:

Dates of grant	Interest rate	Dividend yield	Life	Volatility
Inception to July 22, 1999 (pre-IPO)	4.6% to 5.7%	0.00%	4 years	0%
July 23, 1999 to December 31, 1999	5.8% to 6.1%	0.00%	4 years	39%
January 1, 2000 to December 31, 2000	4.6% to 6.8%	0.00%	4 years	105%
January 1, 2001 to December 31, 2001	3.9% to 4.9%	0.00%	8 years	76%
January 1, 2002 to December 31, 2002	4.6% to 5.0%	0.00%	8 years	72%

(8)  NOTES PAYABLE

The Company entered into several agreements for secured loans totaling $5.5 and $2.6 million during 2001 and 2002, respectively. The notes bear interest at rates ranging from 8.06% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require the Company to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, the Company can either provide the lender with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes with prepayment penalties.

Principal payments due on notes payable range from approximately $10,000 to $112,000 per month, and are payable as follows (in thousands):

2003	$2,438
2004	2,703
2005	655

$5,796

(9)  INCOME TAXES

As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $153.4 million and state net operating loss carryforwards of approximately $59.9 million. The Company also had federal research and development and orphan drug credit carryforwards of approximately $28.0 million as of December 31, 2002, and state research credit carryovers of approximately $6.7 million. The federal net operating loss and credit carryforwards expire at various dates beginning in the year 2006 through 2022, if not utilized. The state net operating loss carryforwards will begin to expire in 2003 through 2013 if not utilized. Certain state research credit carryovers will begin to expire in 2013 if not utilized with others carrying over indefinitely.

Utilization of the Company’s net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$46,096	$57,360
Research and other credits	19,900	34,663
Capitalized research credits	3,380	7,628
Depreciation and amortization	5,675	8,003
Accrued expenses and reserves	231	360
Other	424	488

Total deferred tax assets	75,706	108,502
Valuation allowance	(75,706)	(108,502)

Net deferred tax assets	$—	$—

(10)  COMMITMENTS AND CONTINGENCIES

(a)  Lease Commitments

The Company leases office space and research, testing and manufacturing laboratory space in various facilities under operating agreements expiring at various dates through 2010. Minimum lease payments for future years are as follows (in thousands):

2003	$2,663
2004	2,528
2005	2,315
2006	2,158
2007	1,964
Thereafter	5,195

$16,823

Rent expense for the years ended December 31, 2000, 2001, and 2002, and for the period from March 21, 1997 (inception) to December 31, 2002, was $1.5 million, $2.2 million, $2.9 million and $8.1 million, respectively.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(b)  Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain research and development activities. These amounts are included as research and development expenses as services are provided. Funding commitments as of December 31, 2002 to these institutions for future years are as follows (in thousands):

2003	$5,574
2004	1,208

$6,782

The Company has also licensed technology, for which it is required to pay a royalty upon future sales, subject to certain annual minimums. As of December 31, 2002, such minimum annual commitments are $330,000.

(c)  Purchase Commitments

The Company has entered into agreements with certain contract manufacturers and suppliers to provide services and materials used in the Company’s operations. Certain of these agreements have minimum purchase quantities and other contractually committed costs. The Company had future commitments under such agreements totaling approximately $3.0 million as of December 31, 2002.

(11)  RELATED-PARTY TRANSACTIONS

In April 2001, the Company loaned a Company officer $860,000 to purchase a property and received a promissory note secured by the property. The note matures on October 31, 2004, or October 31, 2006, if certain conditions are met, and bears interest at the Federal mid-term rate (3.16% as of December 31, 2002). The balance of the note plus accrued interest at December 31, 2002 was $931,700 and is included in other assets in the accompanying consolidated balance sheets.

In February 2002, the Company loaned an officer $300,000 to purchase a property and received a promissory note secured by the officer’s unencumbered shares of the Company owned by the officer. The note accrued interest at the Federal short-term rate and was repaid during 2002.

In March 2002, the Company entered into an employment agreement with an officer that entitles the officer to loans from the Company of up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home is not completed. The loans bear interest and are due upon the officer’s termination of employment with the Company. As of December 31, 2002, there was $36,000 outstanding under the loan arrangement bearing annual interest of 6%.

During 2002, certain consulting services were rendered by a director of the Company. The director was paid $56,000 in 2002, and $52,300 in January 2003, for those services.

An officer of the Company holds a position with Harbor-UCLA Research Educational Institute (“REI”). REI licenses certain intellectual property and provides other research services to the Company. The Company is also obligated to pay REI contingency payments upon achievement of certain regulatory milestones totaling $300,000 and royalties on future sales of products covered by the license agreement. Minimum annual royalties

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

payable to REI are $25,000. The Company paid REI approximately $0.8 million and $1.1 million in 2001 and 2002, respectively. The Company’s joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on future sales of products covered by the agreement through November 2019, of which the officer is entitled to certain portions of based on the sales level per the terms of the agreement.

(12)  COLLABORATIVE AGREEMENTS

(a)  Genzyme

In 1998, the Company entered into an agreement with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat MPS I.

Under the agreement, Genzyme purchased 1,333,333 shares of the Company’s common stock for $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of the Company’s common stock for an additional $10.0 million. Genzyme has also agreed to pay the Company $12.1 million in cash upon FDA approval of the biologics license application for Aldurazyme.

(b)  Other Agreements

The Company is engaged in research and development collaborations with various other entities. These provide for sponsorship of research and development by the Company and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements can be terminated for cause by either party upon 90 days written notice.

(13)  COMPENSATION PLANS

(a)  Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company. The employment agreement with the Company’s Chief Executive Officer, which expires on October 31, 2003, may be renewed for a three-year period. Bonuses paid under the employment agreements are discretionary except for certain bonuses based upon employees’ annual salaries or the occurrence of certain events as specified by the terms of the employment agreements and totaled $279,000 and $225,000 in 2001 and 2002, respectively.

(b)  401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1, or October 1. Participants may contribute up to the lesser of 20% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of the first 2% of Participant contributions. The Company’s matching contribution vests over four years from employment commencement and was $12,100, $90,300, $245,600 and $348,000 for the years ended December 31, 2000, 2001, 2002 and for the period from March 21, 1997 (inception) through December 31, 2002, respectively. Employer contributions not vested upon employee termination are forfeited.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

(14)  SUPPLEMENTAL CASH FLOW INFORMATION

The following noncash transactions took place in the periods presented (in thousands):

	Year ended December 31,			March 21, 1997 (inception) to December 31, 2002
	2000	2001	2002
Common stock issued upon conversion of convertible notes plus interest	$—	$—	$—	$25,615
Common stock issued in exchange for notes	—	—	—	2,500
Common stock and common stock warrants issued in exchange for brokerage services	—	—	—	1,518
Common stock surrendered by stockholders’ for payment of principal and interest	170	—	—	170
Compensation in the form of common stock and stock options	—	—	—	18
Issuance of common stock and stock options to acquire the IBEX therapeutic assets	—	8,615	—	8,615
Issuance of common stock, warrants and options to acquire Synapse	—	—	10,827	10,827
Issuance of common stock and stock options to acquire GBL	—	—	48,312	48,312
Fair value of restricted stock grant issued pursuant to an employment contract	313	—	—	313
Borrowings under capital lease arrangements	—	206	—	206

The Company’s cash payments for interest on debt were $7,500, $16,500, $543,300 and $581,400 for the years ended 2000, 2001 and 2002, and for the period from March 21, 1997 (inception) to December 31, 2002, respectively.

(15)  SUBSEQUENT EVENT

In January 2003, the Company sold certain assets of Glyko, including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million. The sales price is comprised of cash totaling $200,000, a note receivable payable in installments through 2006 totaling $500,000 without interest and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $800,000. The future royalties are based upon the terms of the related license agreement, which terminates in January 2008. As the net book value of the Glyko assets has been reduced to zero as of December 31, 2002, the Company will record a gain from disposal of discontinued operations in 2003.

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The Company’s quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002

The Company’s common stock has been traded on the Nasdaq National Market since July 22, 1999. There were 116 common stockholders of record at December 31, 2002. No dividends have ever been paid by the Company.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2002:
Revenue	$3,792	$3,423	$3,569	$3,135
Loss from continuing operations	(26,584)	(14,573)	(16,890)	(19,325)
Income (loss) from discontinued operations	122	172	(219)	60
Loss from disposal of discontinued operations	(141)	(10)	(8)	(65)
Net loss	(26,603)	(14,411)	(17,117)	(19,330)
Net loss per share, basic and diluted	(0.51)	(0.27)	(0.32)	(0.36)
Common stock price per share:
High	13.950	9.450	3.650	5.000
Low	9.40	4.350	6.330	8.680

2001:
Revenue	$2,690	$2,852	$2,892	$2,896
Loss from continuing operations	(9,083)	(11,331)	(10,642)	(26,372)
Loss from discontinued operations	(617)	(638)	(373)	(638)
Loss from disposal of discontinued operations	—	—	—	(7,912)
Net loss	(9,700)	(11,969)	(11,015)	(34,922)
Net loss per share, basic and diluted	(0.26)	(0.30)	(0.26)	(0.77)
Common stock price per share:
High	12.063	13.210	13.610	14.160
Low	7.313	7.500	9.120	9.400

(17)  EVENTS SUBSEQUENT TO DATE OF AUDITORS’ REPORT (UNAUDITED)

(a)  Positive Opinion for Aldurazyme from European Regulatory Authority

In February 2003, the Committee for Proprietary Medicinal Products (CPMP) of the European Union issued a positive opinion on the marketing application for Aldurazyme. The positive CPMP opinion is the final step before formal approval to market Aldurazyme in the European Union. The committee’s opinion will be forwarded to the European Commission, which is responsible for making the final decision on the marketing authorization. The Commission generally follows the advice of the CPMP, but it is not obliged to do so.

(b)  Public offering of common stock

In February 2003, the Company completed a public offering of its common stock. In the offering, the Company sold 7,500,000 shares at a price to the public of $10.00 per share, or a total offering price of $75.0 million. The net proceeds were approximately $70.1 million. The Company has granted the underwriters a 30-day option to purchase up to 1,125,000 additional shares at the same offering price to the public of $10.00 per share to cover over-allotments.

EXHIBIT INDEX

Exhibit Number		Description Of Document

2.1	**

Canadian Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on December 26, 2001 as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.2	**

United States Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.3

Amendment to Canadian Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.4

Amendment to United States Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., and IBEX Technologies Delaware Corp., previously filed with the Commission on November 6, 2001 as Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.5

Acquisition Agreement for a Plan of Arrangement by and among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6

Amending Agreement among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company and Glyko Biomedical Ltd., dated as of May 16, 2002, previously filed with the Commission on August 26, 2002 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., a Delaware Corporation, previously filed with the Commission on November 12, 2002 as Exhibit 3.1 to the Company’s Form 10-Q, which is incorporated herein by reference.

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

4.1

Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

10.1

Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

1

10.2

1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3

Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4

1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.5

1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6

Form of Amended and Restated Registration Rights Agreement by and among the Company and the investors named therein, previously filed with the Commission on May 4, 1999 as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.7

Amended and Restated Founder’s Stock Purchase Agreement with Grant W. Denison, Jr. dated as of October 1, 1997 with exhibits, previously filed with the Commission on May 4, 1999 as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8

Amended and Restated Founder’s Stock Purchase Agreement with Dr. Christopher M. Starr dated as of October 1, 1997 with exhibits, previously filed with the Commission on May 4, 1999 as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.9

Employment Agreement with Fredric D. Price dated December 22, 2000, previously filed with the Commission on January 11, 2001 as Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.

10.10

Employment Agreement with Christopher M. Starr. Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.11

Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.12

Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13

Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.14

Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.15	*	Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

2

10.16	**

License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17	**

Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.18	**

License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.19	**

Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.20	**

Bioprocessing Services Agreement dated July 15, 2002, between BioMarin Pharmaceutical Inc. and Diosynth RTP Inc., previously filed with the Commission on August 14, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.21

Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.22

Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.23

Standard NNN Lease dated June 25, 1998 for 46 Galli Drive, previously filed with the Commission on May 4, 1999 as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.24

First Amendment to Lease dated April 14, 2000 for 46 Galli Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.25

Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.26

Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.27

Commercial Lease and Deposit Receipt, dated December 23, 1996 for 11 Pimentel Court and 13 Pimentel Court, previously filed with the Commission on May 4, 1999 as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28	*	Amendment to Lease Agreement for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and Glyko, Inc., Lessee, dated March 15, 2000

10.29	*

Second Amendment to Lease for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and BioMarin Pharmaceutical Inc., a Delaware Corporation, Successor in Interest to Glyko, Inc., Lessee, dated December 31, 2002

3

10.30

Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.31

Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32

Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated August 15, 2001, previously filed with the Commission on August 16, 2001 as Exhibit 1.2 to the Company’s Post Effective Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.

10.33

Amendment No.1 to Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated September 24, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.34	*	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation and schedule of advances made pursuant to such documentation.

10.35

Second Amended and Restated Agreement for Plan of Arrangement by and among the Company, BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Independent Public Accountants.

24.1	*	Power of Attorney (Included in Signature Page)

99.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

4