Form 10-Q
period 2003-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2003-05-15
CIK 1048477

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes ☒	No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,387,739 shares common stock, par value $0.001, outstanding as of April 30, 2003.

BIOMARIN PHARMACEUTICAL INC.

i

Item 1. Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2002 (1)	March 31, 2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,638	$125,835
Short-term investments	40,340	22,743
Investment in and advances to BioMarin/Genzyme LLC	4,955	5,003
Other current assets	2,139	1,214

Total current assets	81,072	154,795
Property and equipment, net	28,206	26,338
Other assets	1,338	1,984

Total assets	$110,616	$183,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,930	$9,532
Other current liabilities	2,917	3,187

Total current liabilities	6,847	12,719
Long-term liabilities	5,226	4,496

Total liabilities	12,073	17,215

Stockholders’ equity:
Common stock, $0.001 par value: 75,000,000 shares authorized, 53,782,426 and 63,103,286 shares issued and outstanding December 31, 2002 and March 31, 2003, respectively	54	63
Additional paid-in capital	319,038	406,059
Warrants	5,219	5,219
Deferred compensation	(47)	—
Notes receivable from stockholders	(468)	(475)
Accumulated other comprehensive income	327	299
Accumulated deficit	(225,580)	(245,263)

Total stockholders’ equity	98,543	165,902

Total liabilities and stockholders’ equity	$110,616	$183,117

(1) December 31, 2002 balances were obtained from audited financial statements.

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2003
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,

	2002	2003

Revenue from BioMarin/Genzyme LLC	$3,792	$3,496

Operating expenses:
Research and development	13,218	17,758
General and administrative	3,926	3,024
In-process research and development	11,223	—
Loss of BioMarin /Genzyme LLC	2,298	3,257

Total operating expenses	30,665	24,039

Loss from operations	(26,873)	(20,543)
Interest income	380	413
Interest expense	(91)	(130)

Net loss from continuing operations	(26,584)	(20,260)
Income from discontinued operations	122	—
Gain (loss) on disposal of discontinued operations	(141)	577

Net loss	$(26,603)	$(19,683)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.51)	$(0.36)
Income from discontinued operations	—	—
Gain (loss) on disposal of discontinued operations	—	0.01

Net loss	$(0.51)	$(0.35)

Weighted average common shares outstanding	52,535	56,964

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2003
(In thousands, unaudited)

	Three Months Ended March 31,

	2002	2003

Cash flows from operating activities:
Net loss from continuing operations	$(26,584)	$(20,260)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
In-process research and development	10,286	—
Depreciation and amortization	2,061	2,085
Gain on disposals of property and equipment	—	(28)
Other non-cash charges	206	95
Changes in operating assets and liabilities:
Investment in and advances to BioMarin/Genzyme LLC	(1,159)	(48)
Other current assets	2,078	1,092
Other assets	(300)	(313)
Accounts payable and accrued liabilities	854	5,539
Other current liabilities	—	(98)

Net cash used in continuing operations	(12,558)	(11,936)
Net cash provided by (used in) discontinued operations	(279)	140

Net cash used in operating activities	(12,837)	(11,796)

Cash flows from investing activities:
Purchase of property and equipment	(2,245)	(170)
Proceeds from sale of equipment	—	28
Purchase of Synapse Technologies, Inc.	(1,028)	—
Sale of short-term investments	21,973	17,558

Net cash provided by investing activities	18,700	17,416

Cash flow from financing activities:
Net proceeds from public offering of common stock	—	80,530
Net proceeds from sale of common stock to Acqua Wellington	—	4,950
Proceeds from exercise of stock options	375	1,448
Repayment of notes payable	(443)	(352)
Repayment of capital lease obligations	(15)	(10)
Interest accrued on notes receivable from stockholders	(45)	—

Net cash provided by (used in) financing activities	(128)	86,566

Effect of foreign currency translation on cash	(61)	11
Net increase in cash	5,674	92,197
Cash and cash equivalents:
Beginning of period	12,528	33,638

End of period	$18,202	$125,835

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

(1)     NATURE OF OPERATIONS AND BUSINESS RISKS

          BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company specializing in the development of enzyme therapies to treat serious life-threatening diseases and conditions.  The Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical manufacturing, and related administrative activities.  On April 30, 2003, the Company received marketing approval for its initial product, Aldurazyme® (laronidase). Prior to 2003, the Company was considered a development stage company. The Company was incorporated in 1996 in the state of Delaware.

          Through March 31, 2003, the Company had accumulated losses of approximately $245.3 million.  Based on current plans, management expects to incur further losses for the foreseeable future.  Management believes that the Company’s cash, cash equivalents, and short-term investments at March 31, 2003 will be sufficient to meet the Company’s obligations through the end of 2004.  Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financing, equipment loans and collaborative agreements with corporate partners.

          The Company is subject to a number of risks, including: its ability to successfully commercialize Aldurazyme; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; adequate insurance coverage; reliance on the proprietary technology of others; the need for additional financing; dependence on key personnel; uncertain patent protection; significant competition from larger organizations; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)          Basis of Presentation

          These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated.  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on substantially the same basis as the annual audited consolidated financial statements.  However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

          Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K Annual Report.

          (b)          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          (c)          Cash and Cash Equivalents

          The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

          (d)          Short-Term Investments

          The Company records its investments as either held-to-maturity or available-for-sale.  The held-to-maturity investments are recorded at amortized cost.  The available-for-sale investments are recorded at fair market value, with net unrealized gains or losses being included in accumulated other comprehensive income or loss.  At March 31, 2003, accumulated other comprehensive income related to recording available-for-sale short-term investments was approximately $355,000.  Short-term investments are comprised mainly of federal agency investments and corporate bonds.

          (e)          Investment in and advances to BioMarin/Genzyme LLC and Related Revenue

          Under the Aldurazyme joint venture agreement with Genzyme Corporation (Genzyme), the Company and Genzyme each provide 50% of the funding for the joint venture.  All research and development, sales and marketing, and other services performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost.  Any profits or losses of the joint venture are shared equally by the two parties.  The Company recognizes revenue for billings to the extent that the services were funded by Genzyme.

          The Company accounts for its investment in the joint venture using the equity method.  Accordingly, the Company records an increase in its investment for contributions to the joint venture, and a reduction in its investment for its 50% share of the loss of the joint venture.  The Company reflects as operating expenses all costs incurred by the Company on behalf of the joint venture.  The costs incurred by the Company on behalf of the joint venture that are funded by the Company (50%) are recorded as a reduction of the Company’s loss from the joint venture.  Under the terms of the joint venture agreement with Genzyme, the Company and Genzyme have each agreed to provide 50% of the funding for the joint venture. The Company provided $71.6 million in funding to the joint venture from inception through March 31, 2003.

          (f)          Property and Equipment

          Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the related estimated useful lives.  Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.  Property and equipment purchased for specific research and development projects with no alternative uses are expensed.

          Property and equipment consisted of (in thousands):

Category	December 31, 2002	March 31, 2003	Estimated useful lives

Computer hardware and software	$2,343	$2,411	3 years
Office furniture and equipment	1,661	1,674	5 years
Manufacturing and laboratory equipment	11,838	11,894	5 years
Leasehold improvements	33,768	33,801	Shorter of life of asset or lease term

	49,610	49,780
Less: Accumulated depreciation	(21,404)	(23,442)

Total property and equipment, net	$28,206	$26,338

          Depreciation expense for the three months ended March 31, 2002, and 2003, was $1.8 million and $2.0 million, respectively.

          (g)          Accounts Payable and Accrued Liabilities

          Accounts payable and accrued liabilities consisted of the following:

	December 31, 2002	March 31, 2003

Accounts payable	$141	$855
Accrued liabilities	2,701	6,778
Accrued vacation	814	975
Accrued payroll and benefits	274	924

	$3,930	$9,532

          (h)          Other Current and Long-Term Liabilities

          Other current liabilities consisted of the following:

	December 31, 2002	March 31, 2003

Current portion of equipment loans	$2,438	$2,777
Current portion of capital leases	72	73
Current portion of lease commitment accrual	407	337

	$2,917	$3,187

          Long-term liabilities consisted of the following:

	December 31, 2002	March 31, 2003

Long-term portion of equipment loans	$3,358	$2,667
Long-term portion of capital leases	25	13
Long-term portion of lease commitment accrual	1,843	1,816

	$5,226	$4,496

          (i)          Revenue Recognition

          Revenue from the Aldurazyme joint venture is recognized to the extent that expenses incurred by the Company have been funded by Genzyme.

          (j)          Research and Development

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

          (k)          Net Loss Per Share

          Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period.  Potential shares of common stock include dilutive stock issuable upon the exercise of outstanding common stock options, warrants, and contingent issuances of common stock.  For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

          Potentially dilutive securities include (in thousands):

	March 31,

	2002	2003

Options to purchase common stock	7,729	7,856
Warrants to purchase common stock	780	780

Total	8,509	8,636

          (l)          Stock Option Plans

The Company has three stock-based compensation plans.  The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby no stock-based compensation cost is reflected in net loss.  The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based compensation.

	Three Months ended March 31,

	2002	2003

Net loss, as reported	$(26,603)	$(19,683)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,222)	(3,285)

Pro forma net loss	$(29,825)	$(22,968)

Net loss per share, as reported, basic and diluted	$(0.51)	$(0.35)
Pro forma net loss per share, basic and diluted	(0.57)	(0.40)

The Company recognizes as an expense, the fair value of options granted to nonemployees and nondirectors.

          (m)          Recent Accounting Pronouncements

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  As of March 31, 2003, the Company does not have any guarantees as defined under FIN 45.

          The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Management does not expect the adoption of FIN 46 to have a significant impact on the Company’s financial statements.

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

          (n)          Reclassifications

          Certain items in the prior year consolidated financial statements have been reclassified to conform to the 2003 presentation.

(3)     SALE OF GLYKO, INC. ASSETS

          On January 2, 2003, the Company sold certain assets of Glyko, Inc. (Glyko) including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million.  The sales price was comprised of cash totaling $200,000, a note receivable payable in installments through 2006 totaling $500,000 without interest, and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $800,000.  The future royalties are based upon the terms of the related license agreement, which terminates in January 2008.  As the net book value of the Glyko assets was reduced to zero as of December 31, 2002, the Company recognized a gain on disposal of discontinued operations totaling $577,000 in the first quarter of 2003.  The gain represents the cash and note receivable received offset by the discount on the note receivable and Glyko expenses incurred in the first quarter of 2003.

(4)     STOCKHOLDERS’ EQUITY

          On February 26, 2003, the Company completed a public offering of its common stock.  In the offering, including the exercise of the underwriters’ overallotment, the Company sold 8,625,000 shares at a price to the public of $10.00 per share, or a total offering price of $86.3 million.  The net proceeds, after expenses and underwriting discounts, were approximately $80.5 million.

          In August 2001, the Company signed an agreement with Acqua Wellington for an equity investment in the Company.  Under the terms of the agreement, the Company has the option to request that Acqua Wellington invest in the Company through sales of registered common stock at a small discount to market price, subject to certain conditions.  As of March 31, 2003, the Company may request a maximum additional aggregate investment of the lesser of $10.2 million or 655,806 shares, dependent upon the purchase price per share.  Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by the Company.  This agreement terminates on October 15, 2003.  During the first quarter of 2003, Acqua Wellington purchased 500,000 shares for $5.0 million, net of issuance costs.

(5)     SUBSEQUENT EVENTS

          On April 7, 2003, Acqua Wellington purchased 265,816 shares of common stock pursuant to the agreement discussed in Note 4 for $3.0 million, net of issuance costs.

          On April 30, 2003, the U.S. Food and Drug Administration granted marketing approval for Aldurazyme, the Company’s lead product candidate and the first specific treatment approved for people with mucopolysaccharidosis I (MPS I).

          On May 7, 2003, we received $12.1 million from Genzyme for the milestone payment related to the FDA marketing approval of Aldurazyme.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Form 10-Q contains “forward-looking statements” as defined under securities laws.  Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and so on.  These forward-looking statements may be found in the “Factors That May Affect Future Results,” and other sections of this Quarterly Report on Form 10-Q.  Our actual results or experience could differ significantly from the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Form 10-Q.  You should carefully consider that information before you make an investment decision.

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

Overview

          We develop enzyme therapies to treat serious, life-threatening diseases and conditions.  We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, as well as other critical care situations such as cardiovascular surgery and serious burns.  Our product and product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies.

          On April 30, 2003, our first product, Aldurazyme® (laronidase), was approved for marketing in the United States by the United States Food and Drug Administration (FDA) and is currently being evaluated for market approval in the European Union, Canada and Australia for the treatment of Mucopolysaccharidosis I (MPS I) disease.  MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of (alpha)-L-iduronidase, an enzyme responsible for breaking down certain carbohydrates.  MPS I is a progressive disease that afflicts patients from birth and frequently leads to severe disability and early death.  As the first drug ever approved for MPS I, Aldurazyme has been granted orphan drug status in the United States, which gives Aldurazyme seven years of market exclusivity.  Aldurazyme has received orphan drug designation for the treatment of MPS I in the European Union and Australia.  We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).  In collaboration with Genzyme, we submitted a Marketing Authorization Application (MAA) to the European Medicines Evaluation Agency (EMEA) on March 1, 2002.  On February 21, 2003, we received notice that the Committee for Proprietary Medicinal Products (CPMP) of the European Union issued a positive opinion on our marketing application for Aldurazyme.  We expect a response from the EMEA in the second quarter of 2003.

          We are developing our product candidate Neutralase™ for reversal of anticoagulation by heparin.  Heparin is a carbohydrate drug commonly used as an anticoagulant in a range of surgical procedures such as coronary artery bypass graft (CABG) surgery and angioplasty.  Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and potentially aiding patient recovery following surgery.  We believe that Neutralase has the potential to address a broad market with multiple potential medical indications.

          Our first target indication for Neutralase is for the reversal of anticoagulation by heparin in CABG surgery.  We began enrolling patients in a Phase 3 trial of Neutralase for the reversal of heparin in CABG surgery in February 2003 and we anticipate that this trial will be completed in early 2004.  We also plan to evaluate Neutralase in interventional cardiology procedures such as angioplasty, and in other procedures such as hip and knee surgeries, where heparin or heparin-like anticoagulants such as Lovenox® (a low molecular weight heparin) or Arixtra® (a pentasacharride) are used.  We have retained all worldwide commercial rights to Neutralase.

          In addition to Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions.  In March 2002, we began a Phase 2 trial of Aryplase™ for the treatment of Mucopolysaccharidosis VI (MPS VI), another seriously debilitating genetic disease for which no treatment currently exists.  The six-month treatment phase of the Phase 2 trial ended in January 2003 and patients are continuing to receive Aryplase as part of an extension phase of the trial.  We expect to begin a Phase 3 clinical trial in the third quarter of 2003.  We have received orphan drug designation for Aryplase in the United States and the European Union.  We also are developing Vibrilase™, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy.  We initiated a Phase 1 clinical trial of this product in the United Kingdom in the second quarter of 2002 and we expect to complete this trial in 2003.  In addition, we are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases.  We have retained all worldwide commercial rights to these product candidates.

Results of Operations

Quarters Ended March 31, 2003 and 2002

          For the quarters ended March 31, 2003 and 2002, revenue from our joint venture with Genzyme was $3.5 million and $3.8 million, respectively.  The decrease in joint venture revenue in 2003 was primarily the result of a decrease in validation services and lab supplies provided to the joint venture of $0.5 million, partially offset by an increase in manufacturing expenses paid by the joint venture of $0.2 million.

          Research and development expenses in the first quarter of 2003 increased by $4.6 million to $17.8 million from $13.2 million in the first quarter of 2002.  The major factors causing the increase include $3.9 million for manufacturing costs of Neutralase by a contract manufacturer, $0.3 million of costs associated with the Neutralase Phase 3 clinical trial and $0.3 million of costs related to our preclinical programs.

          General and administrative expenses decreased to $3.0 million in the first quarter of 2003, from $3.9 million in the first quarter of 2002.  Included in the expenses for the first quarter of 2002 are reorganization costs associated with the acquisition of Glyko Biomedical Ltd. of $0.8 million and other compensation costs associated with the termination of a former officer of $0.3 million.  The decrease in general and administrative expenses was partially offset by higher overall compensation expense in the first quarter of 2003.

          In-process research and development expense of $11.2 million in the first quarter of 2002 represents the purchase price of all of the outstanding stock of Synapse Technologies, Inc. (Synapse) in March 2002 plus related expenses.  We purchased Synapse for $10.2 million of our common stock (885,240 shares).  In connection with the Synapse purchase, we issued options and warrants to purchase 80,221 and 27,419 shares of our common stock, respectively.  These options and warrants were valued using the Black-Scholes option pricing model and the resulting $561,000 and $85,000, respectively, were included as additional purchase price.  The purchase agreement includes our agreement to pay up to Cdn.$8 million (or approximately U.S.$5.4 million as of March 31, 2003) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012, payable in our common stock or cash, at our discretion.

          Loss of BioMarin/Genzyme LLC was $3.3 million in the first quarter of 2003 compared to $2.3 million in the first quarter of 2002.  The increase is due to sales and marketing expenses incurred by the joint venture in preparation for the commercial launch of Aldurazyme.

          Interest income increased to $413,000 in the first quarter of 2003 from $380,000 in the first quarter of 2002 primarily due to higher cash balances maintained throughout the first quarter of 2003 from financing activities completed in February 2003.

          Interest expense was $130,000 and $91,000 in the first quarter of 2003 and the first quarter of 2002, respectively.  The increase is due to equipment loans of $2.6 million executed near the end of 2002.

          Income from discontinued operations in the first quarter of 2002 represents net profits from the Glyko, Inc. analytics business prior to its discontinuance in 2002.

          Gain from disposal of discontinued operations in the first quarter of 2003 of $0.6 million represents proceeds from the sale of Glyko, Inc.  In January 2003, we sold certain assets of Glyko, Inc. including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million.  The sales price was comprised of cash totaling $0.2 million, a note receivable payable in quarterly installments through 2006 totaling $0.5 million and quarterly royalties based upon future sales of certain Glyko, Inc. products through 2008 up to a maximum of $0.8 million.  The proceeds from the sale of the Glyko, Inc. assets, including a discounted note receivable of $0.4 million, was recorded as a gain from discontinued operations in the first quarter of 2003, net of transaction costs, and the royalties will be recorded as earned.  The loss from disposal of discontinued operations in the first quarter of 2002 of $141,000 represents the Glyko, Inc. closure expense consisting primarily of accrued severance to personnel who did not become our employees and marketing and investment banking fees incurred in connection with preparing for the sale of the analytics business of Glyko, Inc.

Liquidity and Capital Resources

          We have financed our operations by the issuance of common stock, notes, equipment financing and the related interest income earned on cash balances available for short-term investment.  During the first quarter of 2003, we raised $80.5 million from a public offering of our common stock, including the exercise of the underwriters’ overallotment, completed in February and March 2003 and $5.0 million from the sale of our common stock to Acqua Wellington.

          As of March 31, 2003, our combined cash, cash equivalents and short-term investments totaled $148.6 million, an increase of $74.6 million from $74.0 million at December 31, 2002.  The primary uses of cash during the quarter ended March 31, 2003 were to finance operations and fund the joint venture with Genzyme.  The primary sources of cash during the quarter were net proceeds from the public stock offering, including the exercise of the underwriters’ overallotment option, of $80.5 million, net proceeds from the Acqua Wellington equity financings of $5.0 million and the issuance of common stock pursuant to the exercise of stock options under the 1997 Stock Plan, which totaled approximately $1.5 million.  Subsequent to the end of the quarter, on May 7, 2003, pursuant to the terms of our joint venture agreement, we received $12.1 million from Genzyme for the milestone payment related to the FDA marketing approval of Aldurazyme.

          In the quarter ended March 31, 2003, our research and development expense of $17.8 million was allocated $7.0 million to Aldurazyme, $5.2 million to Neutralase, $3.2 million to Aryplase, $0.2 million to Vibrilase and $2.2 million to research and development costs not allocated to specific major projects.

          In the quarter ended March 31, 2002, our research and development expense of $13.2 million was allocated $7.7 million to Aldurazyme, $0.3 million to Neutralase, $2.1 million to Aryplase, $0.3 million to Vibrilase and $2.8 million to research and development costs not allocated to specific major projects.

          We expect to fund our operations with our cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through proceeds from equity or debt financing, equipment loans or collaborative agreements with corporate partners.  We expect our current funds, including the proceeds from our recently completed public offering and the milestone payment from Genzyme, to meet our operating and capital requirements through 2004.

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

          We also expect to incur costs related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its United States commercial launch and pending EU commercial launch.

          We expect that the proceeds from equity or debt financing, equipment loans or collaborative agreements will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of Aldurazyme; additional clinical trials and the manufacturing of Neutralase; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

          We plan to continue our policy of investing available funds in government and investment grade, interest-bearing securities.  We do not invest in derivative financial instruments.  There are two current arrangements that are available to provide us with additional sources of financing in the future:

•

In August 2001, we signed an agreement with Acqua Wellington for an equity investment in us.  Under the terms of the agreement, we have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price, subject to certain conditions.  This agreement terminates on October 15, 2003.  Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us.  On February 27, 2003 and March 13, 2003, Acqua Wellington purchased an additional $1.0 million and $4.0 million of our common stock on the same terms as our recently completed public offering and over-allotment exercise, respectively.  At March 31, 2003, we may request a maximum additional aggregate investment of the lesser of $10.2 million or 655,806 shares, dependent upon the purchase price per share.  Subsequent to March 31, 2003, Acqua Wellington purchased an additional 265,816 shares of our common stock pursuant to this agreement in April 2003 for $3.0 million, net of issuance costs.

•

We have entered into several agreements for loans secured by certain equipment with an aggregate outstanding balance totaling $5.4 million at March 31, 2003.  The notes bear interest (ranging from 8.06% to 9.33%) and are secured by certain manufacturing and laboratory equipment.  Additionally, the agreements have covenants that require us to maintain a minimum unrestricted cash balance of $35 million.  Should the unrestricted cash balance fall below $35 million, we can either provide the lender with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes with prepayment penalties.  We expect to enter into similar facilities as we acquire additional equipment and expand our operations.

          We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug products currently under development.  We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

          Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments; and

•

any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

          We have contractual and commercial obligations under our notes payable, operating and capital leases and other commitments related to research and development activities, licenses and sales royalties with annual minimums.  Information about these commitments as of March 31, 2003 is presented in the table below.

	Payments Due by Period

	Total	Remainder of 2003	2004-2005	2006-2007	Thereafter

Notes payable	$5,444	$2,086	$3,358	$—	$—
Operating leases	16,167	2,007	4,843	4,122	5,195
Capital leases	86	61	25	—	—
Research and development and license commitments	6,411	4,946	1,465	—	—
Purchase commitments	1,400	1,400	—	—	—
Annual royalty commitments	1,445	125	660	660	—

Total	$30,953	$10,625	$10,351	$4,782	$5,195

          We are also subject to contingent payments totaling approximately $16.7 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Critical Accounting Policies

Investment in and advances to BioMarin/Genzyme LLC and Related Revenue

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

Stock Option Plans

          We have three stock-based compensation plans.  We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby generally no stock-based compensation cost is reflected in our net loss.  We recognize as an expense, the fair value of options granted to nonemployees and nondirectors.

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

          Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time.  Our first product, Aldurazyme, was approved by the FDA for commercial sale in the United States on April 30, 2003, and has only generated nominal sales revenue to date.  Otherwise, we have no sales revenues from any of our product candidates.  As of March 31, 2003, we had an accumulated deficit of approximately $245.3 million.  Our future profitability depends on the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, and our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others.  The extent of our future losses and the timing of profitability are highly uncertain.  If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

          We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future.  The amount of capital we will need depends on many factors, including:

•	our ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments; and

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

          We believe that our cash, cash equivalents and short term investment securities balances at March 31, 2003, will be sufficient to meet our operating and capital requirements through 2004.  These estimates are based on assumptions and estimates, which may prove to be wrong.  As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

          We must obtain regulatory approval before marketing or selling our drug products in the United States and in foreign jurisdictions.  In the United States, we must obtain FDA approval for each drug that we intend to commercialize.  The FDA approval process is typically lengthy and expensive, and approval is never certain.  Products distributed abroad are also subject to foreign government regulation.  Only one of our drug products has received regulatory approval to be commercially marketed and sold in the United States.  If we fail to obtain regulatory approval for our other drugs, we will be unable to market and sell those drug products.  Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.  If regulatory approval is delayed, our management’s credibility, and the value of our company and our operating results will be adversely affected.  Additionally, we will be unable to generate revenue from the sale of our products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

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

          Aryplase has obtained fast track designation, which provides certain advantageous procedures and guidelines with respect to the review by the FDA of the BLA for this product and which may result in our receipt of an initial response from the FDA earlier than would be received if this product had not received a fast track designation.  However, these procedures and guidelines do not guarantee that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the product had not received fast track designation.  If the review process or approval for Aryplase is delayed, realizing revenue from the sale of Aryplase will be delayed and the capital necessary to fund this program will be increased.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

          Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities and processes.  In addition, manufacture of our drug products must comply with the FDA’s current Good Manufacturing Practices regulations, commonly known as cGMP.  The cGMP regulations govern facility compliance, quality control and documentation policies and procedures.  Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval.  Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and our Galli Drive facility has been approved by the FDA for the commercial manufacture of Aldurazyme.

          Due to the complexity of the processes used to manufacture our products, we may be unable to pass federal or international regulatory inspections in a cost effective manner.  For the same reason, any potential third party manufacturer of our drug products may be unable to comply with cGMP regulations in a cost effective manner.  If we are unable to comply with manufacturing regulations, we will not be able to sell our products.

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

          Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for other products we develop, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition.  Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.

          Two of our lead product programs, Aldurazyme and Aryplase, target diseases with small patient populations.  As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability.  Aldurazyme targets patients with MPS I and Aryplase targets patients with MPS VI.  We estimate that there are approximately 3,400 patients with MPS I and 1,100 patients with MPS VI in the developed world.  We believe that we will need to market worldwide to achieve significant market share.  In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations.  Due to the expected costs of treatment for Aldurazyme and Aryplase, we may be unable to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

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

          We expect that, in the future, reimbursement will be increasingly restricted both in the United States and internationally.  The escalating cost of health care has led to increased pressure on the health care industry to reduce costs.  Governmental and private third-party payers have proposed health care reforms and cost reductions.  A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States.  In some foreign markets, the government controls the pricing, which would affect the profitability of drugs.  Current government regulations and possible future legislation regarding health care may affect reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

The United States Patent and Trademark Office has issued three patents to a third party that relate to (alpha)-L-iduronidase.  If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme in the United States unless and until we obtain a license.

          The United States Patent and Trademark Office has issued three patents to a third party that include composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human recombinant (alpha)-L-iduronidase.  The third patent, with claims to the isolated genomic nucleotide sequences, vectors including the sequences, and host cells containing the vectors, was issued on February 25, 2003.  Our lead drug product, Aldurazyme, is based on human recombinant (alpha)-L-iduronidase.  We believe that these patents are invalid on a number of grounds.  A corresponding patent application was filed in the European Patent Office claiming composition-of-matter for human recombinant (alpha)-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed.  However, corresponding applications are still pending in Canada and Japan, and these applications are being prosecuted by the applicants.  It is not known whether any of these applications will issue as patents or the scope of the claims that would issue from these applications.  In addition, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the United States patents may be unsuccessful.  Even if we are successful, challenging the United States patents may be expensive, require our management to devote significant time to this effort and may delay commercialization of Aldurazyme in the United States.

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

          We are relying on Genzyme to apply the expertise it has developed through the launch and sale of other enzyme-based products to the marketing of Aldurazyme.  We have no experience selling, marketing or obtaining reimbursement for pharmaceutical products.  In addition, without Genzyme we would be required to pursue foreign regulatory approvals.  We have no experience in seeking foreign regulatory approvals.

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

          Termination of the joint venture in which we retain the rights to Aldurazyme could cause us significant difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations.  Since Genzyme funds 50% of the joint venture’s operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

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

          The manufacture of Neutralase involves the fermentation of a bacterial species.  We have never used a bacterial production process for the production of any commercial product.  We have contracted with a third party for the manufacture of Neutralase.  We expect to use a third party for the manufacture of additional quantities of Neutralase.

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

          Neutralase is an enzyme product that has a significantly larger potential patient population than Aldurazyme and Aryplase and will be marketed and sold to different target audiences with different therapeutic and financial requirements and needs.  As a result, we will be competing with other pharmaceutical companies with experienced and well-funded sales and marketing operations targeting these specific physician and institutional audiences.  We may not be able to develop our own sales and marketing force at all, or of a size that would allow us to compete with these other companies.  If we elect to enter into third-party marketing and distribution agreements in order to sell into these markets, we may not be able to enter into these agreements on acceptable terms, if at all.  If we cannot compete effectively in these specific physician and institutional markets, it would adversely affect sales of Neutralase.

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

          Our competitors may develop, manufacture and market products that are more effective or less expensive than ours.  They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do.  With respect to Aryplase, if our competitors successfully commercialize a product that treats MPS VI before we do, we may effectively be precluded from developing a product to treat that disease because the patient population of the disease is so small.  If one of our competitors gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the U.S. and ten years in the European Union.  However, different drugs can be approved for the same condition.  If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

          Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations.  To date, several of our product programs have been acquired through acquisitions, such as Neutralase and NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Aryplase and Vibrilase.  These collaborations include licensing proprietary technology from, and other relationships with academic research institutions.  If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities.  Since each of these opportunities is unique, we may not be able to find a substitute.  Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner.  These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

          Our rapid growth has strained our managerial, operational, financial and other resources.  We expect this growth to continue.  We have entered into a joint venture with Genzyme.  Based on the recent FDA approval of Aldurazyme, and if we receive foreign government approval to market Aldurazyme, we expect that the joint venture will be required to devote additional resources in the immediate future to support the commercialization of Aldurazyme.

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

          We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals.  The BioMarin/Genzyme LLC maintains product liability insurance for our clinical trials of Aldurazyme with aggregate loss limits of $5.0 million and we expect to obtain additional coverage in connection with the commercialization of Aldurazyme.  We have obtained insurance against product liability lawsuits for the clinical trials for Aryplase, Vibrilase and Neutralase with aggregate loss limits of $6.0 million.  Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability.  Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable.  Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase, Vibrilase and Neutralase for which our insurance coverage is not adequate.

          The product liability insurance we will need to obtain in connection with the commercial sales of Aldurazyme (or our other products if and when they receive regulatory approval) may be unavailable in meaningful amounts or at a reasonable cost.  In addition, while we take, and continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.  If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial liabilities that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

          Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value.  The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Aldurazyme

•	progress of Neutralase, Aryplase and our other lead drug products through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors; economic conditions in the United States or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate; and

•	changes in company assessments or financial estimates by securities analysts.

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

          Based on our investment portfolio and interest rates at March 31, 2003, we believe that a 100 basis point change in interest rates would result in a decrease or increase of approximately $0.2 million, respectively, in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses unless the investments are sold.

          The table below presents the carrying value of our investment portfolio, which approximates fair value at March 31, 2003 (in thousands):

	Carrying Value

Cash and cash equivalents	$125,835	*
Short-term investments	22,743	**

Total	$148,578

* 56% of cash and cash equivalents invested in money market funds, 26% in taxable municipal debt securities, 15% in A1/P1 rated commercial paper and 3% of uninvested cash.

** 78% of short-term investments invested in United States agency securities and 22% in corporate bonds.

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

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities and Uses of Proceeds.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) The following documents are filed as part of this report.

10.1 *	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003.
10.2 *	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003
99.1 *	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

          (b) Reports on Form 8-K.

          On January 17, 2003, we filed a Current Report on Form 8-K regarding the FDA Endocrinologic and Metablolic Drugs Advisory Committee meeting regarding Aldurazyme.

          On January 29, 2003 we filed a Current Report on Form 8-K regarding the complete response letter from the FDA related to the marketing application for Aldurazyme.

          On February 6, 2003, we filed a Current Report on Form 8-K regarding the announcement of plans to publicly offer shares of our common stock.

          On February 9, 2003, we filed a Current Report on Form 8-K regarding the announcement of our financial results for the fourth quarter and full year ended December 31, 2002.

          On February 21, 2003, we filed a Current Report on Form 8-K regarding the announcement of the commencement of the previously announced public offering of our common stock.

          On February 24, 2003, we filed a Current Report on Form 8-K regarding the issuance of a positive opinion regarding Aldurazyme from the Committee for Proprietary Medicinal Products of the European Union.

          On March 14, 2003, we filed a Current Report on Form 8-K regarding the release of data from our Phase 2 trial of Aryplase.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 15, 2003	By:	/s/ LOUIS C. DRAPEAU

Louis C. Drapeau, Chief Financial Officer,
Vice President, Finance and Secretary
(On behalf of the registrant and as principal financial officer.)

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ FREDRIC D. PRICE

Fredric D. Price, Chairman and Chief Executive Officer

CERTIFICATION

I, Louis C. Drapeau, certify that:

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ LOUIS C. DRAPEAU

Louis C. Drapeau, Chief Financial Officer Vice President, Finance and Secretary

*Exhibit Index

10.1 *	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003.
10.2 *	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003
99.1 *	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith