Form 10-Q
period 2003-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2003-08-12
CIK 1048477

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☒     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,763,999 shares common stock, par value $0.001, outstanding as of July 31, 2003.

BIOMARIN PHARMACEUTICAL INC.

ii

Item 1.  Consolidated Financial Statements

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2002 (1)	June 30, 2003
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$33,638	$221,772
Short-term investments	40,340	44,588
Investment in and advances to BioMarin/Genzyme LLC	4,955	6,494
Other current assets	2,139	2,198

Total current assets	81,072	275,052
Property and equipment, net	28,206	24,900
Other assets	1,338	6,433

Total assets	$110,616	$306,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,930	$12,123
Other current liabilities	2,917	3,128

Total current liabilities	6,847	15,251
Convertible debt	—	125,000
Other long-term liabilities	5,226	3,697

Total liabilities	12,073	143,948

Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized, 53,782,426 and 63,754,999 shares issued and outstanding December 31, 2002 and June 30, 2003, respectively	54	64
Additional paid-in capital	319,038	411,605
Warrants	5,219	5,219
Deferred compensation	(47)	—
Notes receivable from stockholders	(468)	(332)
Accumulated other comprehensive income	327	241
Accumulated deficit	(225,580)	(254,360)

Total stockholders’ equity	98,543	162,437

Total liabilities and stockholders’ equity	$110,616	$306,385

(1) December 31, 2002 balances were obtained from audited financial statements.

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations
For the Three Months Ended June 30, 2002 and 2003
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,
	2002	2003
Milestone revenue	$—	$12,100

Operating expenses:
Research and development	6,615	11,731
General and administrative	2,937	4,460
Equity in the loss of BioMarin/Genzyme LLC	5,884	5,386

Total operating expenses	15,436	21,577

Loss from operations	(15,436)	(9,477)
Interest income	1,024	593
Interest expense	(161)	(213)

Net loss from continuing operations	(14,573)	(9,097)
Income from discontinued operations	172	—
Loss on disposal of discontinued operations	(10)	—

Net loss	$(14,411)	$(9,097)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.27)	$(0.14)
Income from discontinued operations	—	—
Loss on disposal of discontinued operations	—	—

Net loss	$(0.27)	$(0.14)

Weighted average common shares outstanding	53,407	63,494

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations
For the Six Months Ended June 30, 2002 and 2003
(In thousands, except per share data, unaudited)

	Six Months Ended June 30,
	2002	2003
Milestone revenue	$—	$12,100

Operating expenses:
Research and development	12,368	22,722
General and administrative	6,745	7,259
Equity in the loss of BioMarin/Genzyme LLC	11,973	12,139
In-process research and development	11,223	—

Total operating expenses	42,309	42,120

Loss from operations	(42,309)	(30,020)
Interest income	1,404	1,006
Interest expense	(252)	(343)

Net loss from continuing operations	(41,157)	(29,357)
Income from discontinued operations	294	—
Gain (loss) on disposal of discontinued operations	(151)	577

Net loss	$(41,014)	$(28,780)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.78)	$(0.49)
Income from discontinued operations	0.01	—
Gain (loss) on disposal of discontinued operations	—	0.01

Net loss	$(0.77)	$(0.48)

Weighted average common shares outstanding	52,973	60,247

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2003
(In thousands, unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss from continuing operations	$(41,157)	$(29,357)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
In-process research and development	10,286	—
Depreciation and amortization	4,239	4,125
Other	206	77
Changes in operating assets and liabilities:
Investment in and advances to BioMarin/Genzyme LLC	(1,211)	(1,539)
Other current assets	2,769	108
Other assets	(350)	(725)
Accounts payable and accrued liabilities	(2,498)	8,193
Other current liabilities	1,150	(195)

Net cash used in continuing operations	(26,566)	(19,313)
Net cash provided by discontinued operations	53	140

Net cash used in operating activities	(26,513)	(19,173)

Cash flows from investing activities:
Purchase of property and equipment	(3,858)	(772)
Proceeds from sale of equipment	—	28
Purchase of Synapse Technologies, Inc.	(1,028)	—
Sale of short-term investments	117,934	50,066
Purchase of short-term investments	(80,302)	(54,447)

Net cash provided by (used in) investing activities	32,746	(5,125)

Cash flow from financing activities:
Net proceeds from public offering of common stock	—	80,530
Net proceeds from sale of common stock to Acqua Wellington	—	7,950
Net proceeds from convertible debt offering	—	120,900
Proceeds from exercise of stock options	487	3,661
Proceeds from notes payable	894	—
Repayment of notes payable and capital lease obligations	(899)	(1,123)
Issuance of common stock for ESPP, and other	149	467

Net cash provided by financing activities	631	212,385

Effect of foreign currency translation on cash	(29)	47
Net increase in cash	6,835	188,134
Cash and cash equivalents:
Beginning of period	12,528	33,638

End of period	$19,363	$221,772

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Notes To Consolidated Financial Statements
June 30, 2003
(Unaudited)

(1)     NATURE OF OPERATIONS AND BUSINESS RISKS

           BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company specializing in the development of enzyme therapies to treat serious life-threatening diseases and conditions. The Company has devoted substantially all of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical and commercial manufacturing, and related administrative activities. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States on April 30, 2003 and in the European Union on June 11, 2003. Prior to 2003, the Company was considered a development stage company. The Company is incorporated in the state of Delaware.

           Through June 30, 2003, the Company had accumulated losses of approximately $254.4 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, and short-term investments at June 30, 2003 will be sufficient to meet the Company’s obligations through the end of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financing, equipment loans and collaborative agreements with corporate partners.

           The Company is subject to a number of risks, including: its ability to successfully commercialize Aldurazyme; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; the possible need for additional financing; dependence on key personnel; uncertain patent protection; significant competition from larger organizations; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

         These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC requirements for interim reporting. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

         Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

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

(c) Investment In and Advances to BioMarin/Genzyme LLC and Equity in the Loss of BioMarin/Genzyme LLC

         Under the Aldurazyme joint venture agreement with Genzyme, the Company and Genzyme each provide 50% of the funding for the joint venture. All manufacturing, research and development, sales and marketing, and other services performed by Genzyme and the Company on behalf of the joint venture are billed to the joint venture at cost. Any profits or losses of the joint venture are shared equally by the two parties.

         The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture, and a reduction in its investment for its 50% share of the loss of the joint venture. Equity in the loss of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss for the period. The investment in and advances to BioMarin/Genzyme LLC includes the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by the Company during the most recent month.

         See Note 6(b) for discussion of the Company’s change in presentation of the joint venture results of operations.

(d) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2002	June 30, 2003
Accounts payable	$141	$4,273
Accrued liabilities	2,701	6,426
Accrued vacation	814	964
Accrued payroll and benefits	274	460

	$3,930	$12,123

(e) Net Loss Per Share

          Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive stock issuable upon the exercise of outstanding common stock options, warrants, convertible debt and contingent issuances of common stock. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

          Potentially dilutive securities include (in thousands):

	June 30,
	2002	2003
Options to purchase common stock	7,753	7,569
Common stock issuable under convertible debt	—	8,920
Warrants to purchase common stock	780	780

Total	8,533	17,269

(f) Milestone Revenue

          Milestone revenue is recognized in full when the related substantive milestone performance goal is achieved. Milestone revenue is typically not recurring in nature.

(g) Stock Option Plans

          The Company has three stock-based compensation plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby no stock-based compensation cost is reflected in net loss for options issued to employees with exercise prices at or above the market price on the date of issuance. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based compensation (in thousands).

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Net loss as reported	$(14,411)	$(9,097)	$(41,014)	$(28,780)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(4,088)	(3,455)	(7,310)	(6,740)

Pro forma net loss	$(18,499)	$(12,552)	$(48,324)	$(35,520)

Net loss per share as reported, basic and diluted	$(0.27)	$(0.14)	$(0.77)	$(0.48)
Pro forma net loss per share, basic and diluted	(0.35)	(0.20)	(0.91)	(0.59)

         The Company recognizes as an expense the fair value of options granted to nonemployees and nondirectors.

(h) Recent Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 has not had an impact on the Company’s consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 has not had an impact on the Company’s consolidated financial statements.

(i) Reclassifications

         Certain items in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. See Note 6(b) for discussion of the Company’s joint venture presentation changes.

(3)     STOCKHOLDERS’ EQUITY

           In 2001, the Company signed an agreement with Acqua Wellington for an equity investment in the Company. Under the terms of the agreement, the Company has the option to request that Acqua Wellington invest in the Company through sales of registered common stock at a small discount to market price, subject to certain conditions. As of June 30, 2003, the Company may request a maximum additional aggregate investment of the lesser of $7.2 million or 389,990 shares, dependent upon the purchase price per share. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by the Company. This agreement terminates on October 15, 2003. During the first and second quarters of 2003, Acqua Wellington purchased 500,000 and 265,816 shares for $5.0 and $3.0 million, respectively, net of issuance costs.

         In June 2003, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 75 million shares to 150 million shares.

(4)	CONVERTIBLE DEBT

         On June 23, 2003, in a private placement to qualified institutional investors, the Company sold $125 million of convertible debt due on June 15, 2008. The debt was issued at face value and bears interest at the rate of 3.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $14.01 per share, subject to adjustment in certain circumstances. On or after June 20, 2006, the Company may, at its option, redeem the notes, in whole or in part, at predetermined prices, plus any accrued and unpaid interest to the redemption date.

         In connection with the placement of the debt, the Company paid approximately $4.1 million in issue costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt.

(5)	MILESTONE REVENUE

         During May 2003, the Company received $12.1 million from Genzyme for the one-time milestone payment related to the marketing approval of Aldurazyme. The milestone payment is included as revenue in the accompanying consolidated statements of operations.

(6)	JOINT VENTURE

(a)	Joint Venture Financial Data

         For the three and six months ended June 30, 2003, the results of the joint venture’s operations were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Revenue	$—	$1,117	$—	$1,450
Cost of goods sold	—	179	—	179

Gross margin	—	938	—	1,271
Operating expenses	5,574	9,922	11,289	17,616

Loss from operations	(5,574)	(8,984)	(11,289)	(16,345)
Other income	40	15	70	38

Net loss	(5,534)	(8,969)	(11,219)	(16,307)

Differences in basis (1):
Decrease in cost of goods sold	—	179	—	179
Increase in operating expenses	(6,234)	(1,982)	(12,727)	(8,150)

Adjusted basis net loss	$(11,768)	$(10,772)	$(23,946)	$(24,278)

Equity in the loss of BioMarin/Genzyme LLC	$(5,884)	$(5,386)	$(11,973)	$(12,139)

(1)	The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after United States regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture and will result in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold.

         At December 31, 2002 and June 30, 2003, the summarized assets and liabilities of the joint venture are as follows (in thousands):

	December 31, 2002	June 30, 2003
Assets	$27,929	$41,597
Liabilities	(5,007)	(7,662)

Net equity	22,922	33,935

Difference in basis (see (1) above)	(17,286)	(25,259)

Adjusted basis net equity	$5,636	$8,676

50% share of net equity	$2,818	$4,338
Due from BioMarin/Genzyme LLC	2,137	2,156

Investment in and advances to BioMarin/Genzyme LLC	$4,955	$6,494

(b)	Change in Joint Venture Presentation on the Consolidated Statements of Operations

         With the commercial launch of Aldurazyme during the second quarter of 2003, the Company changed its presentation of the results of operations of the joint venture under the equity method. Previously, the Company recorded revenue to the extent that the services performed by the Company on behalf of the joint venture were funded by Genzyme. Costs incurred by the Company on behalf of the joint venture were recorded as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC previously represented 50% of the joint venture net loss that related to costs not incurred by the Company on behalf of the joint venture.

         In the new presentation on the consolidated statements of operations, the equity in the loss of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s net loss. Costs incurred by the Company on behalf of the joint venture are included in the financial statements of the joint venture. This change in presentation had no effect on the Company’s loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting.

         The Company’s consolidated statements of operations for prior periods have been reclassified to conform to the new presentation. The following table shows the previously presented results of operations of the Company and the current presentation for the three and six months ended June 30, 2002 (in thousands):

	Three Months Ended June 30, 2002
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$3,423	$(3,423)	$—
Operating expenses:
Research and development	13,336	(6,721)	6,615
General and administrative	3,062	(125)	2,937
Equity in the loss of BioMarin/Genzyme LLC	2,461	3,423	5,884

Total operating expenses	18,859	(3,423)	15,436

Loss from operations	$(15,436)	$—	$(15,436)

	Six Months Ended June 30, 2002
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$7,215	$(7,215)	$—
Operating expenses:
Research and development	26,554	(14,186)	12,368
General and administrative	6,988	(243)	6,745
Equity in the loss of BioMarin/Genzyme LLC	4,759	7,214	11,973
In-process research and development	11,223	—	11,223

Total operating expenses	49,524	(7,215)	42,309

Loss from operations	$(42,309)	$—	$(42,309)

(c)	Discussion of Joint Venture Results of Operations

         See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003 and 2002 for discussion of the results of operations of BioMarin/Genzyme LLC.

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

Overview

                    We develop enzyme therapies to treat serious, life-threatening diseases and conditions. We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, as well as other critical care situations such as cardiovascular surgery and serious burns. Our first commercial product and our product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies.

         Our first product, Aldurazyme® (laronidase), has been approved for marketing in the United States by the United States Food and Drug Administration (FDA), in the European Union by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of (alpha)-L-iduronidase, an enzyme responsible for breaking down certain carbohydrates. MPS I is a progressive disease that afflicts patients from birth and frequently leads to severe disability and early death. As the first drug ever approved for MPS I, Aldurazyme has been granted orphan drug status in the United States and the European Union, which gives Aldurazyme seven years of market exclusivity in the United States and ten years of market exclusivity in the European Union for (alpha)-L-iduronidase for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

         We are developing our second product candidate, Neutralase™, for reversal of anticoagulation by heparin. Heparin is a carbohydrate drug commonly used as an anticoagulant in a range of surgical procedures such as coronary artery bypass graft (CABG) surgery and angioplasty. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and potentially aiding patient recovery following surgery. We believe that Neutralase has the potential to address a broad market with multiple potential medical indications. Our first target indication for Neutralase is for the reversal of anticoagulation by heparin in CABG surgery. We began enrolling patients in the first of two Phase 3 trials of Neutralase for the reversal of heparin in CABG surgery in February 2003 and we anticipate that this trial will be completed in the first quarter of 2004. If the trial is successful, we expect to initiate the second Phase 3 trial. We also plan to evaluate Neutralase in interventional cardiology procedures such as angioplasty, and in other procedures such as hip and knee surgeries, where heparin or heparin-like anticoagulants such as Lovenox® (a low molecular weight heparin) or Arixtra® (a pentasacharride) are used. We have retained all worldwide commercial rights to Neutralase.

         In addition to Aldurazyme and Neutralase, we are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In March 2002, we began a Phase 2 trial of

Aryplase™ for the treatment of mucopolysaccharidosis VI (MPS VI), another seriously debilitating genetic disease for which no drug treatment currently exists. The six-month treatment phase of the Phase 2 trial ended in January 2003, and we announced positive data from this trial in March 2003. Patients from the Phase 2 trial and the previous Phase 1 trial are continuing to receive Aryplase as part of an extension phase of the trials. We began enrolling patients in a Phase 3 clinical trial of Aryplase in July 2003. We have received orphan drug designation for Aryplase in the United States and the European Union. We also are developing Vibrilase™, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. We initiated a Phase 1 clinical trial of this product in the United Kingdom in the second quarter of 2002 and we expect to complete this trial in 2003. In addition, we are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. We have retained all worldwide commercial rights to all of our product candidates.

Results of Operations

         With the commercial launch of Aldurazyme during the second quarter of 2003, we changed our presentation of the results of operations of the Aldurazyme joint venture under the equity method of accounting. Previously, we recorded revenue to the extent that the services performed by us on behalf of the joint venture were funded by Genzyme. Costs incurred by us on behalf of the joint venture were recorded as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC previously represented 50% of the joint venture net loss that related to costs not incurred by the Company on behalf of the joint venture.

         In the new presentation of our consolidated statements of operations, the equity in the loss of BioMarin/Genzyme LLC represents our 50% share of the joint venture’s net loss. Costs incurred by us on behalf of the joint venture are included in the financial statements of the joint venture and are not directly reflected in our operating expenses. This change in presentation had no effect on our loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting. See Note 6(b) of the accompanying consolidated financial statements for further discussion of this change.

         All of the activities related to the manufacture, distribution and sale of Aldurazyme are reported in the results of the joint venture. Because of this change in presentation, we have divided our discussion of the Results of Operations into two sections, BioMarin and BioMarin/Genzyme LLC. The discussion of the joint venture’s operations include the total amounts for the joint venture, not just our 50% interest in the operations.

Quarters Ended June 30, 2003 and 2002

BioMarin

         Our net loss for the second quarter of 2003 as compared to the second quarter of 2002 decreased from $14.4 million to $9.1 million. The decrease was the result of a one-time, $12.1 million milestone payment received from Genzyme, partially offset by increased research and development expenses and general and administrative expenses. Milestone revenue in the second quarter of 2003 represents the $12.1 million milestone payment received from Genzyme related to the FDA marketing approval of Aldurazyme.

         Research and development expenses in the second quarter of 2003 increased by $5.1 million to $11.7 million from $6.6 million in the second quarter of 2002. The major factors causing the increase include $2.5 million of costs associated with the Neutralase Phase 3 clinical trial, $1.1 million for manufacturing costs of Neutralase, $0.5 million of increased costs associated with the Aryplase clinical trials, and $0.6 million of quality control costs.

         General and administrative expenses increased to $4.5 million in the second quarter of 2003 from $2.9 million in the second quarter of 2002. The major factors for the increase include $0.4 million of facility costs, $0.3 million of recruiting and relocation fees, $0.3 million of commercial planning costs and $0.2 million of increased insurance costs.

         Equity in the loss of BioMarin/Genzyme LLC was $5.4 million in the second quarter of 2003 compared to $5.9 million in the second quarter of 2002. The decrease in the loss primarily resulted from the margin generated by Aldurazyme sales during the second quarter of 2003 and the capitalization of inventory upon the regulatory approval of Aldurazyme.

         Interest income decreased to $0.6 million in the second quarter of 2003 from $1.0 million in the second quarter of 2002 primarily due to the decrease in available interest rates. The convertible debt offering that we completed on June 23, 2003, had little effect on interest income during the second quarter of 2003.

         Interest expense was $213,000 and $161,000 in the second quarter of 2003 and the second quarter of 2002, respectively. The increase is due to accrued interest expense from June 23 through June 30, 2003 on the convertible debt. Based on the currently outstanding amount of convertible debt, we expect to incur $1.1 million of interest expense per quarter related to the convertible debt.

         Income from discontinued operations in the second quarter of 2002 represents net receipts from the Glyko, Inc. analytics business.

BioMarin/Genzyme LLC

         The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory costs in May 2003 after United States regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies, as presented below, results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold and higher gross margins realized by us as the previously expensed product is sold by the joint venture. This adjustment will be eliminated when all of the product produced prior to regulatory approval has been sold. See Note 6(b) of the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

         We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the United States on April 30, 2003, and in the European Union on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the United States and in June 2003 in the European Union. The joint venture recognized $1.1 million of revenue during the second quarter of 2003. Gross margin for the second quarter of 2003 was $1.1 million since all product sold was previously expensed. BioMarin/Genzyme LLC recognized no revenue during 2002.

         Operating expenses of BioMarin/Genzyme LLC totaled $11.9 million for the second quarter of 2003, including $5.0 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $5.6 million of research and development costs. Research and development of the joint venture included $2.0 million of Aldurazyme production before regulatory approval was obtained and $3.6 million of costs associated with the ongoing clinical trials and continued research and development efforts.

         Operating expenses of the joint venture for the second quarter of 2002 totaled $11.8 million including $1.4 million of sales and marketing expenses related to the commercialization of Aldurazyme and $9.9 million of research and development. Research and development of the joint venture included $6.2 million for the production of Aldurazyme and $3.7 million of clinical trial costs. Research and development decreased in the second quarter of 2003 compared to the second quarter of 2002 due to the capitalization of inventory in May 2003 after regulatory approval was obtained. Sales and marketing expenses increased in the second quarter of 2003 due to increased commercialization activities in preparation for the Aldurazyme commercial launch.

Six Months Ended June 30, 2003 and 2002

BioMarin

         Our net loss for the first half of 2003 as compared to the first half of 2002 decreased from $41.0 million to $28.8 million. The decrease was the result of a one-time, $12.1 million milestone payment received from Genzyme, partially offset by increased research and development expenses and general and administrative expenses. Milestone revenue in the first half of 2003 represents the $12.1 million milestone payment received from Genzyme related to the FDA marketing approval of Aldurazyme.

         Research and development expenses in the first half of 2003 increased by $10.3 million to $22.7 million from $12.4 million in the first half of 2002. The major factors causing the increase include $5.0 million for manufacturing costs of Neutralase, $2.8 million of costs associated with the Neutralase Phase 3 clinical trial, $0.5 million of increased costs associated with the Aryplase clinical trials, $0.6 million of quality control costs and $0.3 million of costs related to our preclinical programs.

         General and administrative expenses increased to $7.3 million in the first half of 2003 from $6.7 million in the first half of 2002. Included in the expenses for the first half of 2002 are reorganization costs associated with the acquisition of Glyko Biomedical Ltd. of $0.8 million and other compensation costs associated with the termination of a former officer of $0.3 million. After adjusting for these one-time charges in 2002, the major factors causing the increase in general and administrative expenses for 2003 include $0.4 million of facility costs, $0.3 million of recruiting and relocation fees, $0.3 million of commercial planning costs, $0.2 million of increased insurance costs and higher overall compensation expense in the first half of 2003.

         In-process research and development expense of $11.2 million in the first half of 2002 represents the purchase price of all of the outstanding stock of Synapse Technologies, Inc. (Synapse) in March 2002 plus related expenses.

         Equity in the loss of BioMarin/Genzyme LLC was $12.1 million in the first half of 2003 compared to $12.0 million in the first half of 2002. The increase is due principally to sales and marketing expenses incurred by the joint venture for the commercial launch of Aldurazyme offset by the margin generated by Aldurazyme sales in the first half of 2003 and the capitalization of inventory upon the regulatory approval of Aldurazyme.

         Interest income decreased to $1.0 million in the first half of 2003 from $1.4 million in the first half of 2002 primarily due to the decrease in available interest rates. The convertible debt offering that we completed on June 23, 2003, had little effect on interest income during the first half of 2003.

         Interest expense was $343,000 and $252,000 in the first half of 2003 and 2002, respectively. The increase is due to accrued interest expense from June 23 through June 30, 2003 on the convertible debt. Based on the currently outstanding amount of convertible debt, we expect to incur $1.1 million of interest expense per quarter related to the convertible debt.

         Income from discontinued operations in the first half of 2002 represents net receipts from the Glyko, Inc. analytics business subsequent to the decision to discontinue this business.

         Gain from disposal of discontinued operations in the first half of 2003 of $0.6 million represents proceeds from the sale of Glyko, Inc. assets. In January 2003, we sold certain assets of Glyko, Inc. to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in quarterly installments through 2006 totaling $0.5 million and quarterly royalties based upon future sales of certain Glyko, Inc. products through 2008 up to a maximum of $0.8 million. The proceeds from the sale of the Glyko, Inc. assets, including the discounted note receivable of $0.4 million, was recorded as a gain from discontinued operations in the first quarter of 2003, net of transaction costs, and the royalties will be recorded when earned. The loss from disposal of discontinued

operations in the first half of 2002 of $0.2 million represents the Glyko, Inc. closure expense.

BioMarin/Genzyme LLC

         The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory costs in May 2003 after United States regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies, as presented below, results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold and higher gross margins realized by us as the previously expensed product is sold by the joint venture. This adjustment will be eliminated when all of the product produced prior to regulatory approval has been sold. See Note 6(b) of the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

         We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the United States on April 30, 2003, and in the European Union on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the United States and in June 2003 in the European Union. The joint venture recognized $1.5 million of revenue during the first half of 2003. Gross margin for the first half of 2003 was $1.5 million since all product sold was previously expensed. BioMarin/Genzyme LLC recognized no revenue during 2002.

         Operating expenses of BioMarin/Genzyme LLC totaled $25.8 million for the first half of 2003, including $8.1 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $15.3 million of research and development costs. Research and development of the joint venture for the first half of 2003 included $8.2 million of costs associated with production of Aldurazyme prior to regulatory approval and $7.1 million of costs associated with the ongoing clinical trials and continued research and development efforts.

         Operating expenses of the joint venture for the first half of 2002 totaled $24.0 million including $2.0 million of sales and marketing expenses related to the commercialization of Aldurazyme and $21.2 million of research and development expenses. Research and development of the joint venture for the first half of 2002 included $12.7 million of costs associated with the production of Aldurazyme and $8.5 million of clinical trial costs and research and development activities. Research and development decreased in the first half of 2003 compared to the first half of 2002 due to the capitalization of inventory in May 2003 after regulatory approval was obtained. Sales and marketing expenses increased in the first half of 2003 due to increased commercialization activities in preparation for the Aldurazyme commercial launch.

Liquidity and Capital Resources

         We have financed our operations by the issuance of common stock, convertible debt, equipment financing and the related interest income earned on cash balances available for short-term investment. During the first half of 2003, we raised net proceeds of $80.5 million from a public offering of our common stock, $8.0 million from the sale of our common stock to Acqua Wellington in February, March and April and net proceeds of $120.9 million from a convertible debt offering in June.

         As of June 30, 2003, our combined cash, cash equivalents and short-term investments totaled $266.4 million, an increase of $192.4 million from $74.0 million at December 31, 2002. The primary uses of cash during the six months ended June 30, 2003 were to finance operations and fund the joint venture with Genzyme. The primary sources of cash during the first half of 2003 were net proceeds from the public stock offering completed in February of $80.5 million, net proceeds from the Acqua Wellington equity financings of $8.0 million in February, March and April, the milestone payment from Genzyme of $12.1 million, net proceeds from the convertible debt offering of $120.9 million in June and the issuance of common stock pursuant to the exercise of stock options under our stock compensation plans of approximately $3.7 million.

         For the six months ended June 30, 2003, our research and development expense of $22.7 million was allocated $10.1 million to Neutralase, $7.4 million to Aryplase, $0.4 million to Vibrilase and $4.8 million to research and development costs not allocated to specific major projects.

         In the quarter ended June 30, 2003, our research and development expense of $11.7 million was allocated $4.9 million to Neutralase, $4.2 million to Aryplase, $0.2 million to Vibrilase and $2.4 million to research and development costs not allocated to specific major projects.

         We expect to fund our operations with our cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through proceeds from equity or debt financing, equipment loans or collaborative agreements with corporate partners. We expect our current funds, including the proceeds from our recently completed public offering, convertible debt offering and the milestone payment from Genzyme, to meet our operating and capital requirements through the end of 2005.

         We do not expect to generate positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;
•	process development, including quality systems for product manufacture;
•	regulatory processes in the United States and international jurisdictions;
•	clinical and commercial scale manufacturing capabilities; and
•	expansion of sales and marketing activities.

         We also expect to incur costs related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercial launch.

         Our $125 million of 3.5% convertible debt will impact our liquidity due to the semi-annual cash interest payments and the repayment of the notes in 2008. Should we redeem the debt after June 2006, at our option according to the debt terms, we will be subject to premiums upon redemption ranging from 0.7% to 1.4%, dependent upon the time the debt is redeemed. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock, each according to the debt terms.

         We expect that the proceeds from equity or debt financing, equipment loans or collaborative agreements will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of Aldurazyme; additional clinical trials and the manufacturing of Aryplase and Neutralase; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

         We plan to continue our policy of investing available funds in government and other investment grade, interest-bearing securities. We do not invest in derivative financial instruments. There are two current arrangements that are available to provide us with additional sources of financing in the future:

•	In 2001, we signed an agreement with Acqua Wellington for an equity investment in us. Under this agreement, we have the option to request that Acqua Wellington invest in us through sales of registered common stock at a small discount to market price, subject to certain conditions. This agreement terminates on October 15, 2003. Under this agreement, Acqua Wellington may also purchase stock and receive similar terms of any other equity financing by us. During the first half of 2003, Acqua Wellington purchased a total of $8.0 million of our common stock, net of issuance costs. At June 30, 2003, we may request a maximum additional aggregate investment of the lesser of $7.2 million or 389,990 shares, dependent upon the purchase price per share.

•	We have entered into several agreements for loans secured by certain equipment with an aggregate outstanding balance totaling $4.7 million at June 30, 2003. The notes bear interest ranging from 8.06% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require us to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, we can either provide the lender with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes with prepayment penalties. We expect to enter into similar facilities as we acquire additional equipment and expand our operations.

         We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug products currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

         Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Aldurazyme;
•	the progress, timing and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;
•	the time and cost necessary to respond to technological and market developments;
•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and
•	Whether our convertible debt is converted to common stock in the future.

         We have contractual and commercial obligations under our debt, operating and capital leases and other commitments related to research and development activities, licenses and sales royalties with annual minimums. Information about these commitments as of June 30, 2003 is presented in the table below (in thousands).

	Payments Due by Period
	Total	Remainder of 2003	2004	2005-2006	2007-2008	Thereafter
Equipment loans	$4,702	$1,344	$2,704	$654	$—	—
Operating leases	30,945	1,570	3,881	7,303	6,991	11,200
Capital leases	68	43	25	—	—	—
Research and development and license commitments	2,928	2,123	805	—	—	—
Convertible debt and related interest	146,790	2,285	4,375	8,750	131,380	—
Annual royalty commitments	1,775	125	330	660	660	—

Total	$187,208	$7,490	$12,120	$17,367	$139,031	11,200

         We are also subject to contingent payments totaling approximately $14.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

         Critical Accounting Policies

Equity in the loss of BioMarin/Genzyme LLC

         We account for our investment in the joint venture using the equity method. Accordingly, we record an increase in our investment for contributions to the joint venture, and a reduction in our investment for our 50% share of the loss of the joint venture. Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. The investment in and advances to BioMarin/Genzyme LLC also includes the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by us. See Note 6(b) of the accompanying consolidated financial statements for discussion of our change in presentation of the joint venture results of operations.

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

Research and Development

         Research and development expenses include: expenses associated with contract research and development provided by third parties; manufacturing, clinical and regulatory costs; and internal research and development costs. All research and development costs are expensed as incurred. Inventory costs for product candidates are expensed until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or market value.

Stock Option Plans

         We have three stock-based compensation plans. We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby generally no stock-based compensation cost is reflected in our net loss for options issued to employees with exercise prices at or above the market price on the date of issuance. We recognize as an expense the fair value of options granted to nonemployees and nondirectors.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         An investment in our securities involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

         Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was only recently approved for commercial sale in the United States and the European Union and has only generated nominal sales revenue to date. We have no sales revenues from our product candidates. As of June 30, 2003, we had an accumulated deficit of approximately $254.4 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, and our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

         Moreover, our fixed expenses such as rent, license payments and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase due to the payment of interest on our convertible debt and because we may enter into:

•	additional leases for new facilities and capital equipment;
•	additional licenses and collaborative agreements;
•	additional contracts for consulting, maintenance and administrative services;
•	additional contracts for product manufacturing; and
•	additional asset-based financing facilities.

         We believe that our cash, cash equivalents and short-term investment securities balances at June 30, 2003, will be sufficient to meet our operating and capital requirements through the end of 2005. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

         We must obtain regulatory approval before marketing or selling our drug products in the United States and in foreign jurisdictions. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Only one of our drug products has received regulatory approval to be commercially marketed and sold in the United States and the European Union. If we fail to obtain regulatory approval for our other drugs, we will be unable to market and sell those drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. After any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product labeling, new or revised regulatory requirements for manufacturing practices, reporting adverse reactions and other information, and product recall. The FDA can withdraw a product’s approval under some circumstances, such as the failure to comply with existing or future regulatory requirements, or unexpected safety issues. If regulatory approval is delayed, or withdrawn, our management’s credibility, the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

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

         After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the target human patients in order to receive regulatory approval for commercial sale. Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our drug products. Additional factors that can cause delay or termination of our clinical trials include:

•	slow or insufficient patient enrollment;
•	slow recruitment of, and completion of necessary institutional approvals at, clinical sites;
•	longer treatment time required to demonstrate efficacy;
•	lack of sufficient supplies of the product candidate;
•	adverse medical events or side effects in treated patients;
•	lack of effectiveness of the product candidate being tested; and
•	regulatory requests for additional clinical trials.

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

         Aryplase has obtained fast track designation, which provides certain advantageous procedures and guidelines with respect to the review by the FDA of the Common Technical Document (CTD) for this product and which may result in our receipt of an initial response from the FDA earlier than would be received if this product had not received a fast track designation. However, these procedures and guidelines do not guarantee that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the product had not received fast track designation. If the review process or approval for Aryplase is delayed, realizing revenue from the sale of Aryplase will be delayed and the capital necessary to fund this program will be increased.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

         Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities and processes. In addition, manufacture of our drug products must comply with the FDA’s current Good Manufacturing Practices regulations, commonly known as cGMP. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and our Galli Drive facility has been approved by the FDA and the EMEA for the commercial manufacture of Aldurazyme.

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

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may sell products to treat the same conditions and our revenues will be reduced.

         As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the United States. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the European Community with a ten-year period of market exclusivity.

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

         We currently have no expertise obtaining reimbursement. We are relying on the expertise of our joint venture partner Genzyme to obtain reimbursement for the costs of Aldurazyme. In addition, we will need to develop our own reimbursement expertise for future drug candidates unless we enter into collaborations with other companies with the necessary expertise. For our future products, we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates, our products may not be commercially viable or our future revenues and gross margins may be adversely affected.

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

         Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the products we are developing. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed.

         The patent positions of biotechnology products are complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the products we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes and compounds, the methods for purifying or producing the enzymes and compounds or the methods of treatment. The composition and genetic sequences of animal and/or human versions of Aldurazyme and many of our product candidates have been published and are believed to be in the public domain. The composition and genetic sequences of other MPS enzymes that we intend to develop as products have also been published. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection.

         For enzymes or compounds with no prospect of broad composition-of-matter patents, other forms of patent protection or orphan drug status may provide us with a competitive advantage. As a result of these uncertainties, investors should not rely on patents as a means of protecting our products or product candidates, including Aldurazyme.

         We own or license patents and patent applications related to Aldurazyme and certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons, including the following:

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

         The United States Patent and Trademark Office has issued three patents to a third party that include composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human recombinant (alpha)-L-iduronidase. Our lead drug product, Aldurazyme, is based on human recombinant (alpha)-L-iduronidase. We believe that these patents are invalid or not infringed on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition-of-matter for human recombinant (alpha)-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. However, corresponding applications are still pending in Canada and Japan, and these applications are being prosecuted by the applicants. We do not know whether any of these applications will issue as patents or the scope of the claims that would issue from these applications. In addition, under United States law, issued patents are entitled to a presumption of validity, and our challenges to the United States patents may be unsuccessful. Even if we are successful, challenging the United States patents may be expensive, require our management to devote significant time to this effort and may adversely impact commercialization of Aldurazyme in the United States.

         The holder of the patents described above has granted an exclusive license for products relating to these patents to one of our competitors. If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the United States (or in Canada or Japan, should patents issue in these countries) unless we can obtain a sublicense from the current licensee. The current licensee is not required to grant us a license and even if a license is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme or our ability to successfully commercialize Aldurazyme would be delayed or diminished.

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

         Termination of the joint venture in which we retain the rights to Aldurazyme could cause us significant difficulties in obtaining third-party reimbursement and delays or failure to obtain foreign regulatory approval, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture’s product inventory and operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

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

         The availability of suitable contract manufacturing at scheduled or optimum times is not certain. The cost of contract manufacturing is greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to result in equivalent margins.

         The manufacture of Neutralase involves the fermentation of a bacterial species. We have never used a bacterial production process for the production of any commercial product. We have contracted with a third party for the manufacture of Neutralase. We expect to use a third party for the manufacture of additional quantities of Neutralase.

         We have built-out approximately 54,000 square feet at our Novato facilities for manufacturing capability for Aldurazyme including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that the manufacturing process of all of our new drug products, including Aryplase and Neutralase, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

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

         In addition, our manufacturing processes subject us to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes resulting from their use. We may incur significant costs in complying with these laws and regulations.

Our sole manufacturing facility for Aldurazyme is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, which could materially impair our ability to manufacture Aldurazyme.

         Our Novato, California facility is our only manufacturing facility for Aldurazyme. It is located in the San Francisco Bay area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme could be seriously, or potentially completely, impaired, we could incur delays in our commercialization efforts and our revenue from the sale of Aldurazyme could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

If we are unable to create marketing and distribution capabilities or to enter into agreements with third parties to do so, our ability to generate revenues will be diminished.

         If we cannot expand our marketing and distribution capabilities either by developing our own sales and marketing organization or by entering into agreements with others, we may be unable to successfully sell our products. We believe that developing an internal sales and distribution capability will be expensive and time consuming. Alternatively, we may enter into agreements with third parties to market our products. For example, under our joint venture with Genzyme, Genzyme is responsible for marketing and distributing Aldurazyme. However, these third parties may not be capable of successfully selling any of our drug products.

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

         Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do. With respect to Aryplase, if our competitors successfully commercialize a product that treats MPS VI before we do, we may effectively be precluded from developing a product to treat that disease because the patient population of the disease is so small. If one of our competitors gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the United States and ten years in the European Union. However, different drugs can be approved for the same condition. If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

         Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as Neutralase and NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Aryplase and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

         Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our drug products. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

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

         Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. Based on the recent approval of Aldurazyme by the FDA and European Union, and other countries, we expect that our joint venture with Genzyme will be required to devote additional resources in the immediate future to support the commercialization of Aldurazyme.

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

         Even if our drug products are approved, doctors must use treatments that require using those products. If doctors elect a different course of treatment from that which includes our drug products, this decision would reduce demand for our drug products. For example if in the future gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, like Aldurazyme, in MPS diseases could be greatly reduced. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease. For example, Neutralase is being developed for heparin reversal in CABG surgery. It is possible that alternative non-surgical methods of treating heart disease could be developed. If so, then the demand for Neutralase would likely decrease.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

         We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains clinical liability insurance for Aldurazyme with aggregate loss limits of $5.0 million and has obtained additional coverage in connection with the commercialization of Aldurazyme. We have obtained insurance against product liability lawsuits with aggregate loss limits of $15.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase, Vibrilase and Neutralase for which our insurance coverage is not adequate.

         The product liability insurance we will need to obtain in connection with the commercial sales of our product candidates if and when they receive regulatory approval may be unavailable in meaningful amounts or at a reasonable cost. In addition, while we take, and continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial liabilities that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

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

•	product sales and profitability of Aldurazyme;

•	progress of Neutralase, Aryplase and our other lead drug products through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors; economic conditions in the United States or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate; and

•	changes in company assessments or financial estimates by securities analysts.

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

         In September 2002, our board of directors authorized a stockholder rights plan and related dividend of one preferred share purchase right for each share of our common stock outstanding at that time. In connection with an increase in our authorized common stock, our board approved an amendment to this plan in June 2003. As long as these rights are attached to our common stock, we will issue one right with each new share of common stock so that all shares of our common stock will have attached rights. When exercisable, each right will entitle the registered holder to purchase from us one two-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $35.00 per two-hundredth of a Preferred Share, subject to adjustment.

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

         Based on our investment portfolio and interest rates at June 30, 2003, we believe that a 100 basis point change in interest rates would result in a decrease or increase of approximately $0.4 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses unless the investments are sold.

         The table below presents the carrying value of our investment portfolio, which approximates fair value at June 30, 2003 (in thousands):

	Carrying Value
Cash and cash equivalents	$221,772	*
Short-term investments	44,588	**

Total	$266,360

* 30% of cash and cash equivalents invested in money market funds, 54% in taxable municipal debt securities, 15% in A1/P1 rated commercial paper and 1% of uninvested cash.

** 37% of short-term investments invested in United States agency securities, 17% in taxable municipal debt securities, 7% in A1/P1 rated commercial paper and 39% in corporate bonds.

          Our debt obligations consist of our convertible debt, equipment-based loans and capital lease obligations, which carry fixed interest rates and, as a result, we are not exposed to interest rate market risk on our debt. The carrying value of our convertible debt and equipment loans approximates their fair value at June 30, 2003.

Item 4.     Controls and Procedures

         As of June 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in the factors that could significantly affect our internal controls during the fiscal quarter to which this report relates or subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  None.

Item 2.     Changes in Securities and Uses of Proceeds.

         On June 12, 2003, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 to 150,000,000. The Amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on June 12, 2003. Other than the potential dilution associated with the possible future issuance of this additional common stock, this amendment did not affect the rights of the common stockholders.

         On June 23, 2003, we issued and sold an aggregate of $125,000,000 of 3.5% convertible subordinated notes due 2008 in a private placement in reliance on an exemption from registration under Section 4(2) of the Securities Act. The initial purchasers of the notes in that offering were UBS Securities LLC and CIBC World Markets Corp. These initial purchasers purchased the convertible notes at an aggregate purchase price equal to 97% of the aggregate principal amount of the convertible notes. The initial purchaser then resold the notes in offering in reliance on an exemption from registration under Rule 144A of the Securities Act. The notes are convertible into 71.3572 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of notes and subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $14.01 per share.

Item 3.     Defaults upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 12, 2003, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until their successors are elected:

Director Elected	Vote For	Withheld

Fredric D. Price	39,728,893	1,725,313
Franz L. Cristiani	29,348,249	12,105,957
Elaine J. Heron, Ph.D.	39,735,382	1,718,824
Erich Sager	36,707,140	4,747,066
Vijay B. Samant	36,710,255	4,743,951
Gwynn R. Williams	29,353,623	12,100,583

b)	The selection of KPMG LLP as independent auditors was ratified by a vote of 40,861,978 shares in favor; 587,371 shares against; and 4,857 shares withheld.

c)	The amendment of the Company’s Certificate of Incorporation to increase the number of shares of common stock was approved by a vote of 37,783,966 shares in favor; 3,662,295 shares against; and 7,915 shares withheld.

d)	The amendment of the Company’s Certificate of Incorporation to increase the number of shares of preferred stock was not approved by a vote of 18,368,739 shares against; 9,381,122 shares in favor; and 13,704,345 shares withheld.

e)	The amendment of the Company’s 1997 Stock Plan was not approved by a vote of 19,575,999 shares against; 8,172,532 shares in favor; and 13,705,675 shares withheld.

Item 5.     Other Information.  None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company ’s Current Report on Form 8-K, and incorporated herein by reference.
4.1	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company.
4.2	3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003.
4.3	Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc.
10.1	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003.
10.2	Bayview Business Park Standard Lease dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC.
10.3	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc.
31.1 *	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

                 On April 1, 2003, we filed a Current Report on Form 8-K regarding a press release related to various events, including the status of the regulatory approval of Aldurazyme and the Vibrilase clinical program.

                 On May 1, 2003 we filed a Current Report on Form 8-K regarding the FDA approval of the marketing application for Aldurazyme in the United States.

                 On May 6, 2003, we filed a Current Report on Form 8-K regarding our financial results for the quarter ended March 31, 2003.

                 On May 16, 2003, we filed a Current Report on Form 8-K regarding the announcement of the commercial availability of Aldurazyme in the United States.

                 On June 12, 2003, we filed a Current Report on Form 8-K regarding the EMEA approval of the marketing application for Aldurazyme in the European Union.

                 On June 16, 2003, we filed a Current Report on Form 8-K regarding our intention to offer $125 million of convertible notes.

                 On June 18, 2003, we filed a Current Report on Form 8-K regarding the pricing of the offering of $125 million of convertible notes.

                 On June 23, 2003, we filed a Current Report on Form 8-K regarding the amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 11, 2003	By:	/s/ LOUIS DRAPEAU

Louis Drapeau, Chief Financial Officer, Vice President, Finance and Secretary (On behalf of the registrant and as principal financial officer)

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
4.1		Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company.
4.2		3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003.
4.3		Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc.
10.1		Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003.
10.2		Bayview Business Park Standard Lease dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC.
10.3		Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc.
31.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.