Form 10-Q
period 2003-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2003-11-07
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Registrant’s telephone number: (415) 506-6700

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,911,187 shares common stock, par value $0.001, outstanding as of October 31, 2003.

BIOMARIN PHARMACEUTICAL INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2002 (1)	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,638	$187,978
Short-term investments	40,340	53,911
Investment in and advances to BioMarin/Genzyme LLC	4,955	10,310
Other current assets	2,139	2,007

Total current assets	81,072	254,206
Property and equipment, net	28,206	23,993
Other assets	1,338	6,247

Total assets	$110,616	$284,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,930	$13,399
Other current liabilities	2,917	2,844

Total current liabilities	6,847	16,243
Convertible debt	—	125,000
Other long-term liabilities	5,226	1,240

Total liabilities	12,073	142,483

Stockholders’ equity:
Common stock, $0.001 par value: 75,000,000 and 150,000,000 shares authorized at December 31, 2002 and September 30, 2003, respectively, 53,782,426 and 63,870,972 shares issued and outstanding December 31, 2002 and September 30, 2003, respectively	54	64
Additional paid-in capital	319,038	412,355
Warrants	5,219	5,219
Deferred compensation	(47)	—
Notes receivable from stockholders	(468)	—
Accumulated other comprehensive income (loss)	327	(24)
Accumulated deficit	(225,580)	(275,651)

Total stockholders’ equity	98,543	141,963

Total liabilities and stockholders’ equity	$110,616	$284,446

(1)	December 31, 2002 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2002 and 2003

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,
	2002	2003
Operating expenses:
Research and development	$7,738	$14,505
General and administrative	3,739	1,662
Equity in the loss of BioMarin/Genzyme LLC	5,919	4,503

Total operating expenses	17,396	20,670

Loss from operations	(17,396)	(20,670)
Interest income	629	781
Interest expense	(123)	(1,402)

Net loss from continuing operations	(16,890)	(21,291)
Loss from discontinued operations	(219)	—
Loss on disposal of discontinued operations	(8)	—

Net loss	$(17,117)	$(21,291)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.32)	$(0.33)
Income from discontinued operations	—	—
Loss on disposal of discontinued operations	—	—

Net loss	$(0.32)	$(0.33)

Weighted average common shares outstanding	53,446	63,815

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2002 and 2003

(In thousands, except per share data, unaudited)

	Nine Months Ended September 30,
	2002	2003
Milestone revenue	$—	$12,100

Operating expenses:
Research and development	20,105	37,227
General and administrative	10,484	8,921
Equity in the loss of BioMarin/Genzyme LLC	17,893	16,642
In-process research and development	11,223	—

Total operating expenses	59,705	62,790

Loss from operations	(59,705)	(50,690)
Interest income	2,033	1,787
Interest expense	(375)	(1,745)

Net loss from continuing operations	(58,047)	(50,648)
Income from discontinued operations	75	—
Gain (loss) on disposal of discontinued operations	(159)	577

Net loss	$(58,131)	$(50,071)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(1.10)	$(0.82)
Income from discontinued operations	—	—
Gain (loss) on disposal of discontinued operations	—	0.01

Net loss	$(1.10)	$(0.81)

Weighted average common shares outstanding	53,011	61,450

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2003

(In thousands, unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss from continuing operations	$(58,047)	$(50,648)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,620	7,057
In-process research and development	10,286	—

Lease liability reversal	—	(2,002)
Transaction costs related to Glyko Biomedical Ltd. acquisition	1,942	—
Other	249	175
Changes in operating assets and liabilities:
Investment in and advances to BioMarin/Genzyme LLC	(1,841)	(5,355)
Other current assets	1,378	299
Other assets	(300)	(699)
Accounts payable and accrued liabilities	(614)	9,469
Other liabilities	—	(248)

Net cash used in continuing operations	(40,327)	(41,952)
Net cash provided by discontinued operations	361	140

Net cash used in operating activities	(39,966)	(41,812)

Cash flows from investing activities:
Purchase of property and equipment	(4,386)	(2,637)
Proceeds from sale of equipment	—	28
Acquisition of Glyko Biomedical Ltd., net of cash acquired	(1,258)	—
Sale of short-term investments	145,642	74,056
Purchase of short-term investments	(81,094)	(88,020)
Purchase of Synapse Technologies, Inc.	(1,028)	—

Net cash provided by (used in) investing activities	57,876	(16,573)

Cash flow from financing activities:
Net proceeds from public offering of common stock	—	80,530
Net proceeds from sale of common stock to Acqua Wellington	—	7,950
Net proceeds from convertible debt offering	—	120,900
Proceeds from exercise of stock options	1,254	4,282
Proceeds from notes payable	894	—
Repayment of notes payable and capital lease obligations	(1,414)	(1,809)
Receipts from notes receivable from stockholders	1,148	485
Issuance of common stock for ESPP, and other	142	345

Net cash provided by financing activities	2,024	212,683

Effect of foreign currency translation on cash	(57)	42

Net increase in cash	19,877	154,340
Cash and cash equivalents:
Beginning of period	12,528	33,638

End of period	$32,405	$187,978

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2003

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company specializing in the development of enzyme therapies to treat serious life-threatening diseases and conditions. The Company has devoted the majority of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical and commercial manufacturing, and related administrative activities. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States on April 30, 2003 and in the European Union on June 11, 2003. Prior to 2003, the Company was considered a development stage company. The Company is incorporated in the state of Delaware.

Through September 30, 2003, the Company had accumulated losses of approximately $275.7 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, and short-term investments at September 30, 2003 will be sufficient to meet the Company’s obligations through at least the end of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financing, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: its ability to successfully commercialize Aldurazyme and its other product candidates; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; the possible need for additional financing; dependence on key personnel; uncertain patent protection; significant competition from larger organizations; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

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

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

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

See Note 7(b) for discussion of the Company’s change in presentation of the joint venture results of operations in 2003.

(d) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2002	September 30, 2003
Accounts payable	$141	$1,274
Accrued liabilities	2,701	9,979
Accrued vacation	814	998
Accrued payroll and benefits	274	1,148

	$3,930	$13,399

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

Potentially dilutive securities include (in thousands):

	September 30,
	2002	2003
Options to purchase common stock	7,866	8,009
Common stock issuable under convertible debt	—	8,920
Warrants to purchase common stock	780	780

Total	8,646	17,709

(f) Milestone Revenue

Milestone revenue is recognized in full when the related substantive milestone performance goal is achieved. Milestone revenue is typically not recurring in nature.

(g) Stock Option Plans

The Company has three stock-based compensation plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based compensation (in thousands).

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Net loss as reported	$(17,117)	$(21,291)	$(58,131)	$(50,071)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,317)	(3,569)	(10,627)	(10,309)

Pro forma net loss	$(20,434)	$(24,860)	$(68,758)	$(60,380)

Net loss per share as reported, basic and diluted	$(0.32)	$(0.33)	$(1.10)	$(0.81)
Pro forma net loss per share, basic and diluted	(0.38)	(0.39)	(1.30)	(0.98)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

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

(i) Reclassifications

Certain items in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. See Note 7(b) for discussion of the Company’s joint venture presentation changes.

(3) STOCKHOLDERS’ EQUITY

In 2001, the Company signed an agreement with Acqua Wellington for an equity investment in the Company. The Company terminated its agreement with Acqua Wellington in September 2003. Under the terms of the agreement, the Company had the option to request that Acqua Wellington invest in the Company through sales of registered common stock at a small discount to market price, subject to certain conditions. During the first half of 2003, Acqua Wellington purchased 765,816 shares for $8.0 million net of issuance costs. There were no purchases of common stock by Acqua Wellington during the third quarter of 2003.

In June 2003, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 75 million shares to 150 million shares.

(4) CONVERTIBLE DEBT

In June 2003, the Company sold $125 million of convertible debt due on June 15, 2008. The debt was issued at face value and bears interest at the rate of 3.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $14.01 per share, subject to adjustment in certain circumstances. On or after June 20, 2006, the Company may, at its option, redeem the notes, in whole or in part, at predetermined prices, plus any accrued and unpaid interest to the redemption date.

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt.

(5) MILESTONE REVENUE

During May 2003, the Company received $12.1 million from Genzyme for the one-time milestone payment related to the marketing approval of Aldurazyme. The milestone payment is included as revenue in the accompanying consolidated statements of operations.

(6) LEASE LIABILITY REVERSAL

In September 2003, the Company decided to develop one of its leased facilities that the Company elected to abandon during 2002. In connection with the abandonment of the facility in the fourth quarter of 2002, the Company recorded a liability totaling $2.25 million for the costs to be incurred under the remaining term of the lease. At the time, there was deemed to be no economic benefit to the future lease payments because the Company did not plan to occupy the facility. As a result of the decision to develop the facility for future use, the Company reversed the remaining liability in September 2003 totaling $2.0 million, which is included as a reduction of general and administrative expenses in the 2003 consolidated statements of operations.

(7) JOINT VENTURE

(a) Joint Venture Financial Data

For the three and nine months ended September 30, 2003, the results of the joint venture’s operations were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Revenue	$—	$3,434	$—	$4,884
Cost of goods sold	—	3,205	—	3,384

Gross profit	—	229	—	1,500
Operating expenses	5,038	9,448	16,327	27,064

Loss from operations	(5,038)	(9,219)	(16,327)	(25,564)
Other income	41	12	112	50

Net loss, before adjustment for difference in basis	(4,997)	(9,207)	(16,215)	(25,514)

Differences in basis (1):
Decrease in cost of goods sold	—	201	—	380
Increase in operating expenses	(6,841)	—	(19,571)	(8,150)

Adjusted basis net loss	$(11,838)	$(9,006)	$(35,786)	$(33,284)

Equity in the loss of BioMarin/Genzyme LLC	$(5,919)	$(4,503)	$(17,893)	$(16,642)

(1)	The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after United States regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture and will result in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold.

At December 31, 2002 and September 30, 2003, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in and advances to the joint venture are as follows (in thousands):

	December 31, 2002	September 30, 2003
Assets	$27,929	$48,095
Liabilities	(5,007)	(7,310)

Net equity	22,922	40,785

Difference in basis (see (1) above)	(17,286)	(25,521)

Adjusted basis net equity	$5,636	15,264

50% share of net equity	$2,818	$7,632
Due from BioMarin/Genzyme LLC	2,137	2,678

Investment in and advances to BioMarin/Genzyme LLC	$4,955	$10,310

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

In the new presentation in the consolidated statements of operations, the equity in the loss of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s net loss. Costs incurred by the Company on behalf of the joint venture are included in the financial statements of the joint venture. This change in presentation had no effect on the Company’s loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting.

The Company’s consolidated statements of operations for prior periods have been reclassified to conform to the new presentation. The following table shows the previously presented results of operations of the Company and the current presentation for the three and nine months ended September 30, 2002 (in thousands):

	Three Months Ended September 30, 2002
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$(3,569)	$3,569	$—
Operating expenses:
Research and development	14,675	(6,937)	7,738
General and administrative	3,940	(201)	3,739
Equity in the loss of BioMarin/Genzyme LLC	2,350	3,569	5,919

Total operating expenses	20,965	(3,569)	17,396

Loss from operations	$(17,396)	$—	$(17,396)

	Nine Months Ended September 30, 2002
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$(10,784)	$10,784	$—
Operating expenses:
Research and development	41,229	(21,124)	20,105
General and administrative	10,928	(444)	10,484
Equity in the loss of BioMarin/Genzyme LLC	7,109	10,784	17,893
In-process research and development	11,223	—	11,223

Total operating expenses	70,489	(10,784)	59,705

Loss from operations	$(59,705)	$—	$(59,705)

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

Overview

We develop enzyme therapies to treat serious, life-threatening diseases and conditions. We leverage our expertise in enzyme biology to develop product candidates for the treatment of genetic diseases, as well as other critical care situations. Our first commercial product and our product candidates address markets for which no products are currently available or where current products have been associated with major deficiencies.

Our first product, Aldurazyme® (laronidase), has been approved for marketing in the United States by the United States Food and Drug Administration (FDA), in the European Union by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of (alpha)-L-iduronidase, an enzyme responsible for breaking down certain carbohydrates. MPS I is a progressive disease that afflicts patients from birth and frequently leads to severe disability and early death. As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the United States and the European Union, which gives Aldurazyme seven years of market exclusivity in the United States and ten years of market exclusivity in the European Union for (alpha)-L-iduronidase for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

In September 2003, we announced that we halted our Phase 3a study of Neutralase™ for the reversal of anticoagulation by heparin in primary coronary artery bypass graft (CABG) surgery and that we have terminated the Neutralase program for all indications. Heparin is a carbohydrate drug commonly used as an anticoagulant in a range of surgical procedures such as CABG surgery and angioplasty. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, allowing coagulation of blood and potentially aiding patient recovery following surgery. The decision to halt the Phase 3a study resulted from a recommendation from an independent Data Safety Monitoring Board (DSMB) and was based on a review of data from enrolled patients, which indicated with high probability that Neutralase would not demonstrate favorable safety and efficacy. Given the expected risk/benefit profile for Neutralase, we have decided to stop development of the drug for all indications.

We are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In October 2003, we completed enrollment in a Phase 3 clinical trial of Aryplase™ for the treatment of mucopolysaccharidosis VI (MPS VI), another seriously debilitating genetic disease for which no drug treatment currently exists. We have received orphan drug designation for Aryplase in the United States and the European Union. We also are developing Vibrilase™, a topical enzyme product for use in removing burned skin tissue in preparation for skin grafting or other therapy. A Phase 1 clinical trial of this product in the United Kingdom is expected to be completed in the fourth quarter of 2003. In addition, we are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. We have retained all worldwide commercial rights to all of our product candidates.

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

In the new presentation of our consolidated statements of operations, the equity in the loss of BioMarin/Genzyme LLC represents our 50% share of the joint venture’s net loss. Costs incurred by us on behalf of the joint venture are included in the financial statements of the joint venture and are not directly reflected in our operating expenses. This change in presentation had no effect on our loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting. See Note 7(b) to the accompanying consolidated financial statements for further discussion of this change.

All of the activities related to the manufacture, distribution and sale of Aldurazyme are reported in the results of the joint venture. Because of this change in presentation, we have divided our discussion of the Results of Operations into two sections, BioMarin in total and BioMarin/Genzyme LLC. The discussion of the joint venture’s operations includes the total amounts for the joint venture, not just our 50% interest in the operations.

Quarters Ended September 30, 2003 and 2002

BioMarin

Our net loss for the third quarter of 2003 as compared to the third quarter of 2002 increased from $17.1 million to $21.3 million, which is principally the result of increased research and development expenses.

Research and development expenses in the third quarter of 2003 increased by $6.8 million to $14.5 million from $7.7 million in the third quarter of 2002. The major factors causing the increase include $4.0 million of increased costs associated with the Neutralase Phase 3 clinical trial and termination of the product’s development, $1.7 million of increased costs associated with the Aryplase clinical trials, $1.2 million of increased Aryplase manufacturing and quality expenses, and $0.3 million of increased costs associated with our pre-clinical product candidates.

General and administrative expenses decreased to $1.7 million in the third quarter of 2003 from $3.7 million in the third quarter of 2002 as a result of the $2.0 million facility lease liability reversal. In September 2003, we decided to develop one of our leased facilities that we abandoned during 2002 and reversed the liability for the future lease costs that was recorded in connection with the abandonment. We previously elected to abandon the facility because we had no need for the space and did not plan to occupy the facility. In connection with our decision to develop the building, we reversed the remaining liability, which reduced general and administrative expenses for the quarter.

Equity in the loss of BioMarin/Genzyme LLC was $4.5 million in the third quarter of 2003 compared to $5.9 million in the third quarter of 2002. The decrease in the loss is due principally to the revenue generated by Aldurazyme sales during the third quarter of 2003 and the capitalization of inventory production upon the regulatory approval of Aldurazyme, partially offset by production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory.

Interest income increased to $0.8 million in the third quarter of 2003 from $0.6 million in the third quarter of 2002 primarily due to increased levels of cash and investments obtained through the common stock and convertible debt offerings completed during 2003. The increase in interest income due to the increased cash and investments was partially offset by the decrease in available interest rates.

Interest expense was $1.4 million and $0.1 million in the third quarter of 2003 and the third quarter of 2002, respectively. The increase in 2003 is due to accrued interest expense on the convertible debt.

Loss from discontinued operations in the third quarter of 2002 represents net expenses of our Glyko, Inc. subsidiary, subsequent to our decision to discontinue this business in 2001.

BioMarin/Genzyme LLC

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003 after United States regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies, as presented below, results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold and higher gross profit realized by us as the previously expensed product is sold by the joint venture. This adjustment will be eliminated when all of the product produced prior to regulatory approval has been sold. See Note 7(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the United States on April 30, 2003, and in the European Union on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the United States and in June 2003 in the European Union. The joint venture recognized $3.4 million of revenue and $0.4 million of gross profit during the third quarter of 2003. Gross profit for the third quarter of 2003 would have been higher by $2.8 million if not for production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory. BioMarin/Genzyme LLC recognized no revenue during 2002.

Operating expenses of BioMarin/Genzyme LLC totaled $9.4 million for the third quarter of 2003, including $4.3 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $3.4 million of research and development costs. Research and development of the joint venture included costs associated with the ongoing clinical trials and continued research and development efforts.

Operating expenses of the joint venture for the third quarter of 2002 totaled $11.9 million including $1.6 million of sales and marketing expenses related to the commercialization of Aldurazyme and $9.7 million of research and development. Research and development of the joint venture included $6.8 million for the production of Aldurazyme and $2.9 million of clinical trial costs. Research and development decreased in the third quarter of 2003 compared to the third quarter of 2002 due to the capitalization of inventory in May 2003 after regulatory approval was obtained. Sales and marketing expenses increased in the third quarter of 2003 due to increased commercialization activities in support of the Aldurazyme commercial launch.

Nine Months Ended September 30, 2003 and 2002

BioMarin

Our net loss for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 decreased from $58.1 million to $50.1 million. The decrease was the result of a one-time, $12.1 million milestone payment received from Genzyme in 2003 and the $11.2 million in-process research and development expense in 2002 related to the acquisition of Synapse Technologies Inc., partially offset by increased research and development expenses.

Milestone revenue in 2003 represents the $12.1 million milestone payment received from Genzyme related to the FDA marketing approval of Aldurazyme.

Research and development expenses for the nine months ended September 30, 2003 increased by $17.1 million to $37.2 million from $20.1 million for the nine months ended September 30, 2002. The major factors causing the increase include $4.8 million for manufacturing costs of Neutralase, $7.3 million of increased costs associated with the Neutralase Phase 3a clinical trial, $2.1 million of increased costs associated with the Aryplase clinical trials and $2.9 million of increased Aryplase manufacturing and quality control expenses.

General and administrative expenses decreased to $8.9 million in the nine months ended September 30, 2003 from $10.5 million in the nine months ended September 30, 2002. Included for the nine months ended September 30, 2002 are reorganization costs associated with the acquisition of Glyko Biomedical Ltd. of $0.8 million and other compensation costs associated with the termination of a former officer of $0.3 million. Reducing general and administrative expenses for the nine months ended September 30, 2003 is the reversal of the $2.0 million lease liability associated with our decision to develop a previously abandoned facility. After adjusting for these charges, the major factors causing the increase in general and administrative expenses for 2003 include increased insurance, facility, consulting and personnel costs.

In-process research and development expense of $11.2 million in the nine months ended September 30, 2002 represents the purchase price of all of the outstanding stock of Synapse Technologies, Inc. (Synapse) in March 2002 plus related expenses.

Equity in the loss of BioMarin/Genzyme LLC was $16.6 million in the nine months ended September 30, 2003 compared to $17.9 million in the nine months ended September 30, 2002. The decrease is due principally to the revenue generated by Aldurazyme sales during 2003 and the capitalization of inventory production upon the regulatory approval of Aldurazyme, partially offset by production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory.

Interest income decreased to $1.8 million in the nine months ended September 30, 2003 from $2.0 million in the nine months ended September 30, 2002 primarily due to the decrease in available interest rates.

Interest expense was $1.7 million and $0.4 million in the nine months ended September 30, 2003 and 2002, respectively. The increase in 2003 is due to accrued interest expense on the convertible debt.

Income from discontinued operations in the nine months ended September 30, 2002 represents net receipts from our Glyko, Inc. subsidiary, subsequent to our decision to discontinue this business in 2001.

Gain from disposal of discontinued operations in the nine months ended September 30, 2003 of $0.6 million represents proceeds from the sale of Glyko, Inc. assets. In January 2003, we sold certain assets of Glyko, Inc. to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in quarterly installments through 2006 totaling $0.5 million and quarterly royalties based upon future sales of certain Glyko, Inc. products through 2008 up to a maximum of $0.8 million. The proceeds from the sale of the Glyko, Inc. assets, including the discounted note receivable of $0.4 million, was recorded as a gain from discontinued operations in the first quarter of 2003, net of transaction costs, and the royalties will be recorded when earned. The loss from disposal of discontinued operations in the nine months ended September 30, 2002 of $0.2 million represents the Glyko, Inc. closure expense subsequent to our decision to discontinue this business in 2001.

BioMarin/Genzyme LLC

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003 after United States regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies, as presented below, results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold and higher gross profit realized by us as the previously expensed product is sold by the joint venture. This adjustment will be eliminated when all of the product produced prior to regulatory approval has been sold. See Note 7(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the United States on April 30, 2003, and in the European Union on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the United States and in June 2003 in the European Union. The joint venture recognized $4.9 million of revenue and $1.9 million of gross profit during the nine months ended September 30, 2003. Gross profit for the nine months ended September 30, 2003 would have been higher by $2.8 million if not for production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory. BioMarin/Genzyme LLC recognized no revenue during 2002.

Operating expenses of BioMarin/Genzyme LLC totaled $35.2 million for the nine months ended September 30, 2003, including $12.3 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $18.7 million of research and development costs. Research and development of the joint venture for the nine months ended September 30, 2003 included $8.2 million of costs associated with production of Aldurazyme prior to regulatory approval and $10.5 million of costs associated with the ongoing clinical trials and continued research and development efforts.

Operating expenses of the joint venture for the nine months ended September 30, 2002 totaled $35.9 million including $3.6 million of sales and marketing expenses related to the commercialization of Aldurazyme and $30.9 million of research and development expenses. Research and development of the joint venture for the nine months ended September 30, 2003 included $19.6 million of costs associated with the production of Aldurazyme and $11.3 million of clinical trial costs and research and development activities. Research and development decreased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to the capitalization of inventory in May 2003 after regulatory approval was obtained. Sales and marketing expenses increased in the nine months ended September 30, 2003, due to increased commercialization activities.

Liquidity and Capital Resources

We have financed our operations by the issuance of common stock, convertible debt, equipment financing and the related interest income earned on cash, cash equivalents and short-term investments. During 2003, we raised net proceeds of $80.5 million from a public offering of our common stock, $8.0 million from the sale of our common stock to Acqua Wellington in February, March and April and net proceeds of $120.9 million from a convertible debt offering in June. We voluntarily elected to terminate our equity financing agreement with Acqua Wellington in September 2003.

As of September 30, 2003, our combined cash, cash equivalents and short-term investments totaled $241.9 million, an increase of $167.9 million from $74.0 million at December 31, 2002. The primary uses of cash during the nine months ended September 30, 2003 were to finance operations and fund the joint venture with Genzyme. The primary sources of cash during 2003 were net proceeds from the public stock offering completed in February of $80.5 million, net proceeds from the Acqua Wellington equity financings of $8.0 million in February, March and April, the milestone payment from Genzyme of $12.1 million, net proceeds from the convertible debt offering of $120.9 million in June and the issuance of common stock pursuant to the exercise of stock options under our stock compensation plans of approximately $4.3 million.

For the nine months ended September 30, 2003, our research and development expense of $37.2 million was allocated $15.7 million to Neutralase, $12.6 million to Aryplase, $0.5 million to Vibrilase and $8.4 million to research and development costs not allocated to specific major projects.

In the quarter ended September 30, 2003, our research and development expense of $14.5 million was allocated $5.7 million to Neutralase, $5.5 million to Aryplase, $0.1 million to Vibrilase and $3.2 million to research and development costs not allocated to specific major projects.

We expect to fund our operations with our cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through proceeds from equity or debt financing, loans or collaborative agreements with corporate partners. We expect our current funds, including the proceeds from our recently completed public offering, convertible debt offering and the milestone payment from Genzyme, to meet our operating and capital requirements through at least the end of 2005.

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

Our $125 million of 3.5% convertible debt will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayment of the notes in 2008. Should we redeem the debt after June 2006, at our option according to the debt terms, we will be subject to premiums upon redemption ranging from 0.7% to 1.4%, dependent upon the time the debt is redeemed. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock, each according to the debt terms.

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of Aldurazyme; additional clinical trials and the manufacturing of Aryplase; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

We plan to continue our policy of investing available funds in government and other investment grade, interest-bearing securities. We do not invest in derivative financial instruments. We have entered into several agreements for loans secured by certain equipment with an aggregate outstanding balance totaling $4.0 million at September 30, 2003. The notes bear interest ranging from 8.06% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require us to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, we can either provide the lender with an irrevocable letter of credit for the amount of the total notes outstanding or repay the notes with prepayment penalties. We expect to enter into similar facilities as we acquire additional equipment and expand our operations.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug products currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future

We have contractual and commercial obligations under our debt, operating and capital leases and other commitments related to research and development activities, licenses and sales royalties with annual minimums. Information about these commitments as of September 30, 2003 is presented in the table below (in thousands).

	Payments Due by Period
	Total	Remainder of 2003	2004	2005-2006	2007-2008	Thereafter
Equipment loans	$4,033	$675	$2,704	$654	$—	$—
Operating leases	30,165	790	3,881	7,303	6,991	11,200
Capital leases	44	19	25	—	—	—
Research and development and license commitments	4,063	2,711	1,352	—	—	—
Convertible debt and related interest	146,693	2,188	4,375	8,750	131,380	—
Annual royalty commitments	1,675	25	330	660	660	—

Total	$186,673	$6,408	$12,667	$17,367	$139,031	$11,200

We are also subject to contingent payments totaling approximately $10.3 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Critical Accounting Policies

Equity in the loss of BioMarin/Genzyme LLC

We account for our investment in the joint venture using the equity method. Accordingly, we record an increase in our investment for contributions to the joint venture, and a reduction in our investment for our 50% share of the loss of the joint venture.

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. The investment in and advances to BioMarin/Genzyme LLC also includes the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by us. See Note 7(b) to the accompanying consolidated financial statements for discussion of our change in presentation of the joint venture results of operations.

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

Stock Option Plans

We have three stock-based compensation plans. We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby generally no stock-based compensation cost is reflected in our net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. We recognize as an expense the fair value of options granted to persons who are neither employees nor directors.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was only recently approved for commercial sale in the United States and the European Union and has only generated nominal sales revenue to date. We have no sales revenues from our product candidates. As of September 30, 2003, we had an accumulated deficit of approximately $275.7 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, and our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We believe that our cash, cash equivalents and short-term investment securities balances at September 30, 2003, will be sufficient to meet our operating and capital requirements through at least the end of 2005. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

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

The independent Data Safety Monitoring Board for the Neutralase Phase 3a clinical study recommended termination of the Phase 3a study as it determined that the advantages of Neutralase would be unlikely to outweigh its side effects. The study data included two patient deaths. One patient that died was found to have used protamine and not Neutralase. The other patient that died used Neutralase; however, it is our belief, based on the data that has been unblinded to date, that the cause of death was not likely related to Neutralase. Based upon the expected risk/benefit profile of Neutralase, we terminated the Neutralase development program for all indications.

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

Because the extent and scope of patent protection for some of our drug products is particularly limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have patent protection, our competitors may then sell the same drug to treat the same condition.

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

We own or license patents and patent applications related to Aldurazyme and certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons, including the following:

•	We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

•	Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

•	Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our research and development expenses and delay product programs.

•	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent

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

If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

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

We have built-out approximately 54,000 square feet at our Novato facilities for manufacturing capability for Aldurazyme including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that the manufacturing process of all of our new drug products, including Aryplase, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

In order to achieve our product cost targets, we must develop efficient manufacturing processes either by:

•	improving the product yield from our current cell lines, which are colonies of cells that have a common genetic makeup;

•	improving the manufacturing processes licensed from others; or

•	developing more efficient, lower cost recombinant cell lines and production processes.

A recombinant cell line is a cell line with foreign DNA inserted that is used to produce an enzyme or other protein that it would not have otherwise produced. The development of a stable, high production cell line for any given enzyme is difficult, expensive and unpredictable and may not result in adequate yields. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs or may not result in adequate shelf-lives of the final products. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

In addition, our manufacturing processes subject us to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes resulting from their use. We may incur significant costs in complying with these laws and regulations.

If our manufacturing processes have a higher than expected failure rate, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

The processes we use to manufacture our product and product candidates are extremely complex. Many of the processes include biological systems, which add significant additional complexity, as compared to chemical systems. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce pharmaceutical grade product. To date, our historical failure rates for all of our product programs, including Aldurazyme, have been within our expectations, which are based on industry norms.

In order to produce product within our time and cost parameters, we must continue to produce product within expected failure parameters. Because of the complexity of our manufacturing processes, it may be difficult or impossible for us to determine the cause of any particular lot failure; and we must effectively and timely take corrective action in response to any failure.

If we are unable to effectively address any product manufacturing issues, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

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

We may compete with other pharmaceutical companies with experienced and well-funded sales and marketing operations targeting these specific physician and institutional audiences. We may not be able to develop our own sales and marketing force at all, or of a size that would allow us to compete with these other companies. If we elect to enter into third-party marketing and distribution agreements in order to sell into these markets, we may not be able to enter into these agreements on acceptable terms, if at all. If we cannot compete effectively in these specific physician and institutional markets, it would adversely affect sales of our product candidates.

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

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Aryplase and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains clinical liability insurance for Aldurazyme with aggregate loss limits of $5.0 million and has obtained additional coverage in connection with the commercialization of Aldurazyme. We have obtained insurance against product liability lawsuits with aggregate loss limits of $15.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials for Aldurazyme, Aryplase and Vibrilase or in connection with the clinical trials for our now terminated program for Neutralase for which our insurance coverage is not adequate.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Aldurazyme;

•	progress of Aryplase and our other lead drug products through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors; economic conditions in the United States or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations in the United States or in Europe, which may cause the market price of our common stock to fluctuate; and

•	changes in company assessments or financial estimates by securities analysts.

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

Based on our investment portfolio and interest rates at September 30, 2003, we believe that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.5 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses unless the investments are sold.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at September 30, 2003 (in thousands):

	Carrying Value
Cash and cash equivalents	$187,978	*
Short-term investments	53,911	**

Total	$241,889

*	10.3% of cash and cash equivalents invested in money market funds, 85.6% in taxable municipal debt securities, 3.4% in A1/P1 rated commercial paper and 0.7% of uninvested cash.
**	37.3% of short-term investments invested in United States agency securities, 2.9% in municipal debt securities, 14.0 % in taxable municipal debt securities, 5.5% in A1/P1 rated commercial paper and 40.3% in corporate bonds.

Our debt obligations consist of our convertible debt, equipment-based loans and capital lease obligations, which carry fixed interest rates and, as a result, we are not exposed to interest rate market risk on our debt. The carrying value of our convertible debt and equipment loans approximates their fair value at September 30, 2003.

Item 4. Controls and Procedures

As of September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in the factors that could significantly affect our internal controls during the fiscal quarter to which this report relates or subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Uses of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

31.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

On July 8, 2003, we filed a Current Report on Form 8-K regarding expected enrollment of patients in Phase 3 clinical trial of Aryplase for the treatment of MPS VI.

On August 5, 2003, we filed a Current Report on Form 8-K regarding our financial results for the quarter ended June 30, 2003.

On August 8, 2003, we filed a Current Report on Form 8-K regarding our Amended and Restated Rights Agreement, dated as of August 7, 2003, in connection with the increase in the number of our authorized common stock in June 2003.

On August 8, 2003, we filed a Current Report on Form 8-K regarding our conference call on August 6, 2003 held to discuss certain issues as a follow-up to our August 5, 2003 conference call.

On September 23, 2003, we filed a Current Report on Form 8-K regarding the termination of our Phase 3a study of Neutralase and the termination of the program for all indications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 6, 2003	By:	/s/ LOUIS DRAPEAU
Louis Drapeau, Chief Financial Officer,
Vice President, Finance and Secretary (On behalf of the registrant and as principal financial officer)

Exhibit Index

31.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.