Form 10-K
period 2003-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2004-02-27
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Preferred Share Purchase Rights

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $600,062,098. The number of shares of common stock, $0.001 par value, outstanding on February 20, 2004 was 64,228,241.

The documents incorporated by reference are as follows:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2004, are incorporated by reference into Part III.

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

Item 1. Description of Business

Overview

We focus on developing and commercializing first-to-market biopharmaceuticals to improve the lives of people living with life-threatening diseases or serious medical conditions. We select product candidates for diseases and conditions that represent both a significant medical need and also have well-understood biology.

Our first product, Aldurazyme® (laronidase), has been approved for marketing in the United States by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for breaking down certain complex carbohydrates. MPS I is a progressive disease that afflicts patients from birth and leads to severe disabilities and early death. As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

We are developing other enzyme-based therapeutics for the treatment of a variety of diseases and conditions. In October 2003, we completed enrollment in a Phase 3 trial of Aryplase™ (recombinant, human N-acetylgalactosamine 4-sulfatase) for the treatment of mucopolysaccharidosis VI (MPS VI), another progressive and seriously debilitating genetic disease for which no drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), another enzyme normally required for the breakdown of certain complex carbohydrates. We expect to complete the Phase 3 trial by April 2004 and to announce data in June 2004. Pending positive data and regulatory review, we expect to file for marketing authorization in the U.S. and E.U. in the fourth quarter of 2004. We have received orphan drug designation for Aryplase for the treatment of MPS VI in the U.S. and the E.U. We are also developing Vibrilase™, an investigational topical enzyme therapy for use in the debridement of serious burns. A Phase 1 clinical trial of this product is currently under way in the United Kingdom and we expect it to be completed in the first quarter of 2004.

We are developing Phenoptin™, a proprietary oral form of tetrahydrobiopterin (6R-BH4), for the treatment of moderate to mild forms of phenylketonuria (PKU). PKU is a genetic disorder caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of phenylalanine (Phe), an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. PKU affects at least 50,000 diagnosed patients under the age of 40 in the developed world and approximately half of PKU patients have a moderate to mild form of the disease. If approved, Phenoptin could become the first prescription drug for the treatment of PKU. In November 2003, we entered into an agreement with Merck Eprova AG, a subsidiary of Merck KGaA, for the development and manufacturing of Phenoptin. We expect to begin clinical trials with Phenoptin in 2004. In addition, we are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. We have retained all worldwide commercial rights to all of our product candidates.

In September 2003, we announced that we halted our Phase 3a study of Neutralase™ for the reversal of anticoagulation by heparin in primary coronary artery bypass graft (CABG) surgery and that we have terminated the Neutralase program for all indications. Heparin is a carbohydrate drug commonly used as an anticoagulant in a range of surgical procedures such as CABG surgery. Neutralase is a carbohydrate-modifying enzyme that cleaves heparin, restoring the normal coagulation of blood and potentially aiding patient recovery following surgery. The decision to halt the Phase 3a study resulted from a recommendation from an independent Data Safety Monitoring Board (DSMB) and was based on a review of data from enrolled patients, which indicated with high probability that Neutralase would not have demonstrated favorable safety and efficacy if the study was allowed to proceed to completion. Given the expected risk/benefit profile for Neutralase, we decided to stop development of the drug for all indications.

Our principal executive offices are located at 371 Bel Marin Keys Blvd., Suite 210, Novato, California 94949 and our telephone number is (415) 506-6700. “BioMarin,” “Aryplase,” “Vibrilase,” “Phenoptin,” “Neutralase,” “Phenylase,” and “Neuro Trans” are our trademarks. “Aldurazyme” is a registered trademark of BioMarin/Genzyme LLC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.BMRN.com as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained in our website is not part of this report.

Recent Developments

Initiation of Clinical Program for Treatment of PKU

On February 23, 2004, we announced that we initiated our clinical program for the treatment of PKU. The first pilot trial, which is expected to be completed in the second quarter of 2004, will evaluate PKU patient responsiveness to the enzyme cofactor 6R-BH4. The aim of this study is to define the screening method that will be used to identify the population of PKU patients that will most likely respond to Phenoptin in future clinical trials. The study will evaluate the effect of five different 6R-BH4 regimens on blood phenylalanine levels. The open-label study will enroll 20 PKU patients over eight years of age and will be conducted at two sites.

Assembly of Leading Metabolic Disease Experts to Guide PKU Product Development Program

On February 2, 2004, we announced that we assembled a PKU advisory board comprised of renowned experts in PKU and other metabolic diseases. The advisory board will play an important role in guiding and participating in our PKU product development programs. Collectively the members of the advisory board have been responsible for many of the major scientific and medical discoveries leading to effective screening, diagnosis, and management of PKU and other metabolic diseases.

New Approach for Improving the Efficacy of Enzyme and Protein Replacement Therapies

On December 29, 2003, we announced the results of a BioMarin-led study presented in the Proceedings of the National Academy of Sciences (PNAS). The study demonstrated a substantial reduction in the long-term immune response to specific enzyme replacement therapies in an animal model, without the continued use of immunosuppressive drugs. The immune response induced by certain protein-based drugs can reduce the efficacy and safety of treatment and is an increasingly common medical problem caused by the emergence of protein-based drugs used to treat chronic diseases.

Development of Phenoptin

On November 20, 2003, we announced plans to begin clinical trials in 2004 with Phenoptin, an enzyme cofactor that is a second generation, proprietary oral form of tetrahydrobiopterin, for the treatment of moderate to mild forms of PKU. PKU is a genetic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world. If approved, Phenoptin could become the first drug for the treatment of PKU. Phenoptin, taken orally, could be useful for PKU patients with mild to moderate forms of the condition, which represents approximately half of the PKU population. In November 2003, we entered into an agreement with Merck Eprova AG, a subsidiary of Merck KGaA, for the development and manufacturing of Phenoptin.

Long-Term Results from Ongoing Phase 1 and Phase 2 Clinical Studies of Aryplase for MPS VI

On November 6, 2003, we announced positive long-term results from Phase 1 and Phase 2 clinical studies of Aryplase, an investigational enzyme replacement therapy for the treatment of MPS VI. Long-term data from both studies indicate that Aryplase is generally well-tolerated and that patients continue to benefit from Aryplase treatment.

Aldurazyme

Our first commercial product, Aldurazyme, an enzyme replacement therapy, has been approved in the U.S. by the FDA, in the E.U. by the EMEA and in other countries for the treatment of MPS I. MPS I is a genetic disease caused by the deficiency of alpha-L-iduronidase. Patients with MPS I typically get progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular and heart function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance. Most patients with MPS I die from complications associated with the disease as children or teenagers. About 3,400 individuals in developed countries have MPS I, including about 1,000 in the U.S. and Canada.

Aldurazyme is a specific form of recombinant human alpha-L-iduronidase that replaces the deficiency of alpha-L-iduronidase in MPS I patients, thus reducing or eliminating the build-up of certain complex carbohydrates in the lysosomes of cells. Our clinical studies demonstrated that by eliminating this carbohydrate build-up, Aldurazyme is able to improve pulmonary capacity and endurance. Based upon our clinical studies, Aldurazyme may reduce other symptoms experienced by these patients, including joint stiffness, fatigue, poor visual acuity, airway obstruction and poor weight and height gain.

In 1998, we formed a 50/50 joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme. We are responsible for product development, manufacturing and U.S. regulatory submissions. Genzyme is responsible for sales, marketing, distribution, obtaining reimbursement for Aldurazyme worldwide and international regulatory submissions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—BioMarin/Genzyme LLC” for discussion of the financial results of Aldurazyme.

The FDA has granted Aldurazyme orphan drug designation, which provides our joint venture with exclusive rights to market Aldurazyme for the treatment of MPS I in the U.S. for seven years from the date of FDA approval. In addition, the EMEA has granted Aldurazyme orphan drug designation, giving it 10 years of market exclusivity in the E.U. However, different drugs can be approved for the same condition if they are determined to have a better safety and efficacy profile than Aldurazyme.

Aryplase

We are developing Aryplase as an enzyme replacement therapy for the treatment of MPS VI, a debilitating genetic disease similar to MPS I. Aryplase is a specific form of recombinant human N-acetylgalactosamine 4-sulfatase. Aryplase has received fast track designation from the FDA as well as orphan drug designation for the treatment of MPS VI in the U.S. and in the E.U. In March 2002, we initiated an open-label, international Phase 2 clinical trial to evaluate the efficacy, safety and pharmacokinetics of weekly intravenous infusions of 1.0 mg/kg of Aryplase in 10 MPS VI patients. The 24-week trial was completed in January 2003 and results demonstrated that Aryplase is well-tolerated and is associated with improvements in several clinical endpoints. Among other positive results, on average, subjects demonstrated a 62 percent and 98 percent improvement in distance walked at six minutes and 12 minutes, respectively, during a 12-minute walk test. Additionally, on average, subjects demonstrated an improvement of 110 percent over base line in the number of stairs climbed during a 3-minute test. We completed enrolling patients in an international, double-blind, placebo-controlled Phase 3 clinical trial of Aryplase in October 2003. We expect to complete the Phase 3 trial by April 2004. If the trial results are positive, we plan to file for U.S. and E.U. marketing authorization in the fourth quarter of 2004.

Other Product Development Programs

Phenoptin and Phenylase™

We are developing Phenoptin and Phenylase as potential treatments for patients with PKU, a genetic disease in which the body cannot properly metabolize Phe, an essential amino acid found in most protein-containing foods. If left untreated, elevated blood Phe levels can lead to a variety of complications, including severe mental retardation and brain damage, mental illness, seizures and tremors and other cognitive problems. Phenoptin is intended to treat patients with the mild to moderate forms of PKU, which represents approximately half of the PKU cases. In November 2003, we announced plans to begin clinical development of Phenoptin, a proprietary oral form of tetrahydrobiopterin, for the treatment of PKU. Tetrahydrobiopertin is an essential cofactor for the metabolism of Phe. We have entered into an agreement with Merck Eprova AG, a subsidiary of Merck KGaA, for the development and manufacturing of Phenoptin.

We are developing Phenylase, phenylalanine ammonia lyase (PAL), as an injectable enzyme therapy for PKU. Phenylase is currently in preclinical development and is intended for PKU patients who do not respond to Phenoptin, most likely those with the more severe form of PKU. In preclinical models, Phenylase produced a rapid, dose-dependent reduction in blood Phe levels. We plan to conduct additional preclinical studies of Phenylase and, if the preclinical study results are positive, to file an investigational new drug application (IND) in 2005.

Currently there are no approved drug therapies for the treatment of PKU. To control Phe blood levels, people with PKU must adhere to a highly-restrictive and unpalatable medical food diet. Compliance with this diet is difficult and usually only occurs through middle childhood, a critical period to ensure normal brain development. Recent data demonstrates that adolescent and adult PKU patients who no longer follow restricted diets suffer from a number of psychological and neurological symptoms. In October 2000, a Consensus Panel convened by the National Institutes of Health (NIH), concluded that all people with PKU should adhere to this special diet throughout their lives. Phenoptin and Phenylase are intended to provide PKU patients with a more convenient way to manage their disease and enable them to eat a more normal diet.

Vibrilase

We are developing Vibrilase as a topically applied enzyme for the debridement of serious burns. In the fourth quarter of 2001, we initiated a Phase 1 clinical trial of this product candidate in the United Kingdom. We completed the Phase 1a portion of the trial in March 2003 and we expect to complete the Phase 1b trial in the first quarter of 2004. Upon completion of this trial, we expect to evaluate the potential to out license this product.

Platform Technologies

BioMarin is developing two platform technologies to help overcome limitations associated with current pharmaceuticals: NeuroTrans™ and Immune Tolerance.

NeuroTrans

NeuroTrans is a novel technology that is designed to allow large molecules such as proteins, to be transported efficiently across the blood-brain barrier by means of traditional intravenous delivery. We are exploring the delivery of enzymes to the brain for the treatment of lysosomal storage disorders and will be seeking partners to evaluate the applicability of NeuroTrans for the delivery of other therapeutics such as neurotrophic factors and cancer drugs. Pending positive results of preclinical studies, we are planning to file an IND and initiate a Phase 1 trial of NeuroTrans in 2005.

Immune Tolerance Technology

We are evaluating the potential applicability of our proprietary immune tolerance technology to address the immune response induced by protein-based therapies, including those used for the treatment of lysosomal storage disorders, hemophilia A, and other medical conditions. In December 2003, we announced results of a BioMarin-led study presented in the PNAS that evaluated this immune tolerance technology. The study demonstrated a substantial reduction in the long-term immune response to specific enzyme replacement therapies in an animal model, without the continued use of immunosuppressive drugs. The immune response induced by certain protein-based drugs can reduce the efficacy and safety of treatment and is an increasingly common medical problem caused by the emergence of protein-based drugs used to treat chronic diseases. We expect to conduct preclinical studies of our immune tolerance technology in 2004.

Manufacturing

Aldurazyme and Aryplase require the manufacture of recombinant enzymes. We believe that we will be able to manufacture sufficient quantities of these recombinant enzymes for clinical trials and commercial sales in part because relatively low doses are required for treatment and because the targeted patient populations are small. In general, we expect to contract with outside service providers for certain manufacturing services, including final product fill and finish operations for our genetic disease drug products and bulk enzyme production for clinical and early commercial production of our other drug products. In the case of Phenoptin for PKU, the enzyme cofactor will be manufactured by Merck Eprova AG.

We are manufacturing Aldurazyme and Aryplase in our current Good Manufacturing Practices (cGMP) production facility located in Novato, California (Galli Drive). This facility is approximately 54,000 square feet and includes support areas, housing utilities, laboratories and support functions. We have supported the commercial launch of Aldurazyme from this facility. Vialing and packaging of Aldurazyme is performed by either our joint venture partner or contract manufacturers and vialing and packaging of Aryplase is performed by contract manufacturers. We also have approximately 16,000 square feet of warehouse space and quality control laboratories located near our cGMP facility. We believe that our current facilities have ample operating capacity to support the commercial demand of both Aldurazyme and Aryplase through at least the remainder of this decade.

The manufacturing facilities in Novato have been licensed by the FDA and EMEA. They have been inspected, but not yet licensed, by the Health Products and Foods Branch of Health Canada. These facilities, and those of any third-party manufacturers, will be subject to periodic inspections confirming compliance with applicable law. Our facilities must be cGMP certified before we can manufacture our drugs for commercial sales. Failure to comply with these requirements could result in the shutdown of our facilities or the assessment of fines or other penalties.

Sales and Marketing

We have minimal experience marketing or selling pharmaceutical products. To commercially market Aldurazyme and our other products once the necessary regulatory approvals are obtained, we must either develop our own sales and marketing force or enter into arrangements with third parties.

We established a joint venture with Genzyme for the worldwide development and commercialization of Aldurazyme for the treatment of MPS I. Under the joint venture, Genzyme is responsible for sales, marketing, distribution, obtaining reimbursement for Aldurazyme worldwide and international regulatory submissions.

In the future, we may develop the capability to market and sell our drug products that are targeted at small or concentrated patient populations. In this scenario we would likely supplement internal resources with support from distributors or other collaborators.

Patents and Proprietary Rights

Our success relies on an intellectual property portfolio that supports our future revenue streams and also erects barriers to our competitors. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; licensing and acquiring new patents and patent applications; and enforcing our issued patents. Furthermore, we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses.

Our number of issued patents now stands at one hundred and twenty-two (122) patents including twenty-one (21) patents issued by the U.S. Patent and Trademark Office (USPTO). Furthermore, our portfolio of pending patent applications totals one hundred and four (104) applications, including twenty-nine (29) pending U.S. applications.

The issuance of three core patents has strengthened our patent position for Aldurazyme. U.S. Patent No: 6,426,208 covers our ultra-pure alpha-L-iduronidase composition or Aldurazyme and U.S. Patent No. 6,585,971 describes methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase. The third U.S. patent, 6,569,661, details a method of purifying such ultra-pure alpha-L-iduronidase. The issuance of U.S. Patent No. 6,455,494 encompasses claims related to the use of our NeuroTrans technology in treating the neurological manifestations of lysosomal diseases.

As discussed within “Competition” below, the USPTO has issued three patents to a third party on alpha-L-iduronidase, which have been licensed to Transkaryotic Therapies Inc. On October 8, 2003, Genzyme and Transkaryotic Therapies Inc. announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and Transkaryotic Therapies Inc. signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, Transkaryotic Therapies Inc. has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme. If any or all of the patents are deemed (or ruled) to cover Aldurazyme, the joint venture may be required to reach additional accommodations with the holder of the patents.

Government Regulation

Food and Drug Administration Modernization Act of 1997

The Food and Drug Administration Modernization Act of 1997 was enacted, in part, to ensure the availability of safe and effective drugs and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products. The fast track provisions essentially codify the FDA’s accelerated approval regulations for drugs. A fast track product is defined as a new drug intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for that condition. Under the fast track program, the sponsor of a new drug may request that the FDA designate the drug as a fast track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

Approval of a license application for a fast track product can be based on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a license application for a fast track product based on a surrogate endpoint may be subject to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of a license application for a fast track product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing a license application, does not begin until the complete application is submitted.

The FDA has designated Aryplase a fast track product for the treatment of MPS VI. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of Aryplase or any of our other potential products.

Orphan Drug Designation

Aldurazyme and Aryplase have received orphan drug designation from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence less than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. A similar system for orphan drug designation exists in the E.U. Both Aldurazyme and Aryplase received orphan medicinal product designation by the European Commission.

Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. If an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. and 10 years in Europe. Aldurazyme has obtained orphan drug exclusivity in both the U.S. and E.U. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

•	that we will be the first to obtain approval for any drug for which we obtain orphan drug designation;

•	that orphan drug designation will result in any commercial advantage or reduce competition; or

•	that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Competition

The biopharmaceutical industry is rapidly evolving and highly competitive. The following is a summary competitive analysis for known competitive threats for each of our major biopharmaceutical product programs:

Aldurazyme

Other than Aldurazyme, there are currently no approved drugs for the treatment of MPS I. Bone marrow transplantation has been used to treat severely affected patients, generally under the age of two, with some success. Bone marrow transplantation is associated with high morbidity and mortality rates as well as with problems inherent in the procedure itself, including graft vs. host disease, graft rejection and donor availability, which severely limit its utility and application.

Transkaryotic Therapies, Inc. has announced that three U.S. patents on alpha-L-iduronidase had been issued and that these patents had been exclusively licensed to Transkaryotic Therapies, Inc. We have examined such issued U.S. patents, related U.S. and foreign applications and their file histories, the prior art and other information available as of the date of this report. Corresponding foreign applications were filed in Canada, Europe and Japan. The European application was abandoned and cannot be refiled, whereas the Canadian and Japanese applications are still pending and are being prosecuted by the applicants. We believe that such patents and patent applications may not survive a challenge to patent validity. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interest of our joint venture with Genzyme to market Aldurazyme with commercial diligence, in order to provide MPS I patients with the benefits of Aldurazyme.

On October 8, 2003, Genzyme and Transkaryotic Therapies, Inc. announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and Transkaryotic Therapies, Inc. signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, Transkaryotic Therapies, Inc. has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme. If any or all of the patents are deemed (or ruled) to cover our products, the joint venture may need to reach additional accommodations with the holder of the patents.

These patents, and patent applications, do not affect our ability to market Aldurazyme in Europe. As described above, a European patent application with similar claims was rejected by the European Patent Office, abandoned by the applicants, and cannot be refiled.

Aryplase

We know of no active competitive program for enzyme replacement therapy for MPS VI that has entered clinical trials.

Gene therapy is a potential competitive threat to enzyme replacement therapies for both MPS I and MPS VI. We know of no competitive program using gene therapy for the treatment of either MPS I or MPS VI that has entered clinical trials.

Phenoptin and Phenylase

There are currently no approved drugs for the treatment of PKU. PKU is commonly treated with a medical food diet that is highly-restrictive and unpalatable. We perceive medical foods as a complement to Phenoptin and Phenylase and not a significant competitive threat. Dietary supplements of large neutral amino acids (LNAA) have also been used in the treatment of PKU. This treatment may be a competitive threat to Phenoptin and Phenylase. However, due to LNAA being a dietary supplement, the FDA has not evaluated any claims of efficacy.

With respect to Phenoptin, we are aware of two other companies that produce forms of tetrahydrobiopterin, and that tetrahydrobiopterin has been used in certain instances for the treatment of PKU. We do not believe that either of these companies are currently actively developing tetrahydrobiopterin as a drug product to treat PKU in the U.S. or E.U. Although a significant amount of specialized knowledge and resources would be required to develop tetrahydrobiopterin as a drug product to treat PKU in the U.S. and E.U., these companies may build or acquire the capability to do so. Additionally, we are aware of another company that is developing a gene therapy to treat PKU, however the therapy is in an early stage of development.

Vibrilase

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

Employees

As of February 20, 2004, we had 272 full-time employees, 157 of whom are in operations, 77 of whom are in research and development and 38 of whom are in administration.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $11.5 million in sales revenue to date. We have no sales revenues from our product candidates. As of December 31, 2003, we had an accumulated deficit of $301.4 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments; and

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish.

Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we may enter into:

•	additional leases for new facilities and capital equipment;

•	additional licenses and collaborative agreements;

•	additional contracts for consulting, maintenance and administrative services;

•	additional contracts for product manufacturing; and

•	additional financing facilities.

We believe that our cash, cash equivalents and short-term investment securities balances at December 31, 2003, will be sufficient to meet our operating and capital requirements through at least the end of 2005. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Only one of our drug products has received regulatory approval to be commercially marketed and sold in the U.S. and the E.U. If we fail to obtain regulatory approval for our other drugs, we will be unable to market and sell those drug products. Because of the risks and uncertainties in biopharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

From time to time during the regulatory approval process for Aldurazyme and our product candidates, we maintain discussions with the FDA and foreign regulatory authorities regarding the regulatory requirements of our development programs. To the extent feasible, we accommodate the requests of the regulatory authorities and, to date, we have generally been able to reach reasonable accommodations and resolutions regarding the underlying issues. However, we are often unable to determine the outcome of such deliberations until they are final. Material definitive decisions from the FDA and regulatory authorities are communicated externally on a timely basis. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and foreign regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

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

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the targeted human patients in order to receive regulatory approval for commercial sale.

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

The independent DSMB for the Neutralase Phase 3a clinical study recommended termination of the Phase 3a study as it determined that the advantages of Neutralase would be unlikely to outweigh its side effects. The study data included two patient deaths. One patient that died was found to have used protamine and not Neutralase. The other patient that died used Neutralase; however, it is our belief, based on the data that has been unblinded to date, that the cause of death was not likely related to Neutralase. Based upon the expected risk/benefit profile of Neutralase, we terminated the Neutralase development program for all indications.

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

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities and processes. In addition, manufacture of our drug products must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and our Galli Drive facility has been approved by the FDA and the EMEA for the commercial manufacture of Aldurazyme.

Due to the complexity of the processes used to manufacture Aldurazyme and our product candidates, we may be unable to pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third party manufacturer of Aldurazyme or our product candidates may be unable to comply with cGMP regulations in a cost effective manner. If we are unable to comply with manufacturing regulations, we will not be able to sell our products.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may sell products to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the E.U. with a 10-year period of market exclusivity.

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

Aldurazyme and Aryplase both target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and Aryplase targets patients with MPS VI. We estimate that there are approximately 3,400 patients with MPS I and 1,100 patients with MPS VI in the developed world. We believe that we will need to market worldwide to achieve significant market penetration. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases and serious burn wounds, with small patient populations. Due to the expected costs of treatment for Aldurazyme and Aryplase, we may be unable to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

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

We expect that, in the future, reimbursement will be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. In some foreign markets, the government controls the pricing, which would affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

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

The United States Patent and Trademark Office has issued three patents to a third party that relate to alpha-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme in the United States unless and until we obtain a license.

The USPTO has issued three patents to a third party that include composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human recombinant alpha-L-iduronidase. Our lead drug product, Aldurazyme, is based on human recombinant alpha-L-iduronidase. We believe that these patents are invalid or not infringed on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition-of-matter for human recombinant alpha-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. However, corresponding applications are still pending in Canada and Japan, and these applications are being prosecuted by the applicants. We do not know whether any of these applications will issue as patents or the scope of the claims that would issue from these applications. In addition, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may adversely impact commercialization of Aldurazyme in the U.S.

The holder of the patents described above has granted an exclusive license for products relating to these patents to one of our competitors, Transkaryotic Therapies, Inc. If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the U.S. (or in Canada or Japan, should patents issue in these countries) unless we can reach an accommodation with the patent holder and licensee. Neither the current licensee nor the patent holder is required to grant us a license or other accommodation and even if a license or other accommodation is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

On October 8, 2003, Genzyme and Transkaryotic Therapies, Inc. announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and Transkaryotic Therapies, Inc. signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, Transkaryotic Therapies, Inc. has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme.

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

Either we or Genzyme may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement or has experienced a change of control or has declared bankruptcy and also is in breach of the agreement. Although we are not currently in breach of the joint venture agreement and we believe that Genzyme is not currently in breach of the joint venture agreement, there is a risk that either party could breach the agreement in the future. Either party may also terminate the agreement upon one year prior written notice for any reason.

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

If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program.

Although we manufacture Aldurazyme at commercial scale and within our cost parameters, due to the complexity of manufacturing our products we may not be able to manufacture any other drug product successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

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

The availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain. The cost of contract manufacturing is greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to result in equivalent margins.

We have built-out approximately 54,000 square feet at our Novato facilities for manufacturing capability for Aldurazyme and Aryplase, including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that developing manufacturing processes for all of our product candidates, including Aryplase, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

In order to achieve our product cost targets, we must develop efficient manufacturing processes either by:

•	improving the product yield from our current cell lines, which are populations of cells that have a common genetic makeup;

•	improving the manufacturing processes licensed from others; or

•	developing more efficient, lower cost recombinant cell lines and production processes.

A recombinant cell line is a cell line with foreign DNA inserted that is used to produce an enzyme or other protein that it would not otherwise produce. The development of a stable, high production cell line for any given enzyme or other protein is difficult, expensive and unpredictable and may not result in adequate yields. In addition, the development of protein purification processes is difficult and may not produce the high purity required with acceptable yield and costs or may not result in adequate shelf-lives of the final products. If we are not able to develop efficient manufacturing processes, the investment in manufacturing capacity sufficient to satisfy market demand will be much greater and will place heavy financial demands upon us. If we do not achieve our manufacturing cost targets we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program.

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

In order to produce product within our time and cost parameters, we must continue to produce product within expected failure parameters. Because of the complexity of our manufacturing processes, it may be difficult or impossible for us to determine the cause of any particular lot failure and we must effectively and timely take corrective action in response to any failure.

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

Our Novato, California facility is our only manufacturing facility for Aldurazyme. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme and Aryplase could be seriously, or potentially completely, impaired, we could incur delays in our development of Aryplase and Aldurazyme commercialization efforts and revenue from the sale of Aldurazyme could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

If we are unable to create marketing and distribution capabilities or to enter into agreements with third parties to do so, our ability to generate revenues will be diminished.

If we cannot expand our marketing and distribution capabilities either by developing our own sales and marketing organization or by entering into agreements with others, we may be unable to successfully sell our products. Developing an internal sales and distribution capability may not be reasonable due to the expected high cost. Considering the high cost of developing an internal sales and distribution capability, we may enter into agreements with third parties to market our products. For example, under our joint venture with Genzyme, Genzyme is responsible for marketing and distributing Aldurazyme. However, these third parties may not be capable of successfully selling any of our drug products.

We may compete with other pharmaceutical companies with experienced and well-funded sales and marketing operations. We may not be able to develop our own sales and marketing force at all, or of a size that would allow us to compete with these other companies. If we elect to enter into third-party marketing and distribution agreements in order to sell our products, we may not be able to enter into these agreements on acceptable terms, if at all. If we cannot compete effectively, it would adversely affect sales of our drug products.

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do. With respect to

Aryplase, if our competitors successfully commercialize a product that treats MPS VI before we do, we may effectively be precluded from developing a product to treat that disease because the patient population of the disease is so small. If one of our competitors gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the U.S. and 10 years in the E.U. However, different drugs can be approved for the same condition. If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Aryplase, Phenoptin and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. Based on the approval of Aldurazyme in the U.S. and E.U., and other countries, we expect that our joint venture with Genzyme will be required to devote additional resources in the immediate future to support the commercialization of Aldurazyme.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Fredric D. Price, our Chairman and Chief Executive Officer, or Emil D. Kakkis, M.D., Ph.D., our Senior Vice President of Business Operations or Christopher M. Starr, Ph.D., our Senior Vice President and Chief Scientific Officer, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While Mr. Price, Dr. Kakkis and Dr. Starr are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for Aldurazyme with aggregate loss limits, including aggregate losses on other Genzyme products, of $25.0 million as a named insured under Genzyme’s insurance coverage. We have obtained insurance against clinical product liability lawsuits with aggregate loss limits of $15.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our current clinical trials and commercial use for Aldurazyme and our current clinical trials for Aryplase and Vibrilase, or in connection with the clinical trials for our now terminated program for Neutralase, for which our insurance coverage is not adequate.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Aldurazyme;

•	progress of Aryplase and our other drug products through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the U.S. and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors; economic conditions in the U.S. or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations in the U.S. or in the E.U., which may cause the market price of our common stock to fluctuate; and

•	changes in company assessments or financial estimates by securities analysts.

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the Swiss SWX Exchange. Listing on both exchanges may increase stock price volatility due to:

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

In 2002, our board of directors authorized a stockholder rights plan and related dividend of one preferred share purchase right for each share of our common stock outstanding at that time. In connection with an increase in our authorized common stock, our board approved an amendment to this plan in June 2003. As long as these rights are attached to our common stock, we will issue one right with each new share of common stock so that all shares of our common stock will have attached rights. When exercisable, each right will entitle the registered holder to purchase from us one two-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $35.00 per 1/200 of a Preferred Share, subject to adjustment.

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

Our consolidated financial statements as of December 31, 2003 and 2002, and for the years then ended included with this report have been audited by KPMG LLP. However, our consolidated financial statements for the year ended December 31, 2001 included with this annual report have been audited by Arthur Andersen LLP. We have not been able to obtain, after reasonable efforts, the reissued reports of Arthur Andersen with respect to the financial statements included in this annual report. Therefore, in reliance on Rule 437a promulgated under the Securities Act, we have dispensed with the requirement to file with this annual report the reissued report and consent of Arthur Andersen with respect to these financial statements. As a result, our stockholders will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statement of a material fact contained in these financial statements or any omissions to state a material fact required to be stated therein. In addition, the ability of Arthur Andersen to satisfy any claims properly brought against it may be limited as a practical matter due to developments involving Arthur Andersen.

Item 2. Properties

Our real estate strategy is to lease and develop property that will allow us to maintain our research and development, clinical and commercial manufacturing and administrative activities in line with our current organizational strategies and anticipated needs in the future. We are currently leasing a total of eight buildings. Seven of our buildings are located in Novato, California, each within a half-mile radius. The seven buildings, each named for the streets on which they are located, are:

•	Bel Marin Keys facility

•	Galli Drive facility

•	Pimentel Court facility

•	79 Digital Drive facility

•	90 Digital Drive facility

•	95 Digital Drive facility

•	105 Digital Drive facility

The eighth building, located in Montreal, Quebec, Canada, is sublet from IBEX Technologies, Inc. for portions of our administrative and research and development functions. The sublease expires in February 2005.

The Bel Marin Keys facility houses administrative staff and a clinical production laboratory. It consists of approximately 15,500 square feet. The lease expires in August 2004 and we have the option to extend for three additional one-month periods.

The Galli Drive facility consists of approximately 69,800 square feet. It houses research and development laboratories, storage and warehouse functions and our Aldurazyme and Aryplase manufacturing facility. The lease expires in August 2010 and we have the option to extend for two additional five-year periods.

The Pimentel Court facility, with approximately 11,500 square feet, provides additional space for administrative, research, and quality control functions. The current lease expires in April 2005, although we have the right to terminate the lease at any time with six months advance notice to the building owner.

The 79 Digital Drive facility, with approximately 25,700 square feet, provides warehousing support for our entire organization. Its primary focus is to provide controlled access warehousing and the required segregation and testing of all cGMP raw materials used in our manufacturing operations. In addition, 79 Digital serves as the primary shipping, receiving and storage point for all other materials used throughout our entire organization. The lease expires in July 2006.

The 95 Digital Drive facility is a 35,400 square foot building shell. We plan on developing this building for a planned expansion of research and development activities. The lease on this building expires in November 2009. However, we are currently negotiating a lease extension through November 2014.

The leases for the 90 and 105 Digital Drive facilities commenced in November 2003. They comprise approximately 74,800 square feet that will be dedicated to housing administrative and research offices, common areas and additional warehouse space. These two facilities will serve as the new corporate headquarters and will be part of a four-building complex, comprised of the 79, 90, 95 and 105 Digital Drive facilities. Development of the facilities commenced in late 2003 and we expect to begin occupying the space in the second half of 2004. The lease for both the 90 and 105 Digital Drive facilities expires in October 2013 and we have the option to extend for two additional five-year periods.

With the development of 90 and 105 Digital Drive facilities, our administrative office space is expected to be adequate for the foreseeable future. We may need to supplement the capacity of our production facilities in order to meet future market demands. We believe that, to the extent required, we will be able to lease additional facilities at commercially reasonable rates. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop additional in-house clinical and/or commercial manufacturing capacity.

Item 3. Legal Proceedings

We have no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq National Market and the Swiss SWX Main Board under the symbol “BMRN”. The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by Nasdaq National Market.

		Prices
Year	Period	High	Low
2002	First Quarter	$14.05	$9.25
2002	Second Quarter	$10.50	$4.00
2002	Third Quarter	$6.53	$3.57
2002	Fourth Quarter	$8.71	$4.73

2003	First Quarter	$12.30	$5.79
2003	Second Quarter	$13.67	$9.16
2003	Third Quarter	$10.89	$7.00
2003	Fourth Quarter	$8.47	$6.60

On February 20, 2004, the last reported sale price on the Nasdaq National Market for our common stock was $7.75. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of February 20, there were 108 holders of record of 64,228,241 outstanding shares of our common stock. Additionally, on such date options to acquire 9,536,233 shares of our common stock and warrants to acquire 779,846 shares of our common stock were outstanding.

Sales of Unregistered Securities

In November 2003, we issued 39,285 shares of common stock to Fredric D. Price, our Chairman and Chief Executive Officer, pursuant to his employment agreement with us. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The shares are appropriately legended to indicate that the shares may not be resold unless registered under the Securities Act or an exemption from registration is available for such sale.

Item 6. Selected consolidated financial data

The selected consolidated financial data set forth below contain only a portion of our financial statement information and should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report. All financial data is presented in thousands, except per share data.

We derived the statement of operations data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 and balance sheet data as of December 31, 1999, 2000, 2001, 2002 and 2003 from audited financial statements. Historical results are not necessarily indicative of results that we may expect in the future.

	Year ended December 31,
	1999	2000	2001	2002	2003
Consolidated statements of operations data:
Milestone revenue	$—	$—	$—	$—	$12,100

Operating expenses:
Research and development	15,949	19,515	22,581	27,287	54,814
General and administrative	4,549	6,446	6,391	16,871	14,396
Equity in the loss of BioMarin/Genzyme LLC	6,973	12,626	18,663	23,466	18,693
In-process research and development	—	—	11,647	11,223	—

Total operating expenses	27,471	38,587	59,282	78,847	87,903

Loss from operations	(27,471)	(38,587)	(59,282)	(78,847)	(75,803)
Interest income	1,832	2,979	1,871	2,017	2,559
Interest expense	(732)	(7)	(17)	(542)	(3,131)

Net loss from continuing operations	(26,371)	(35,615)	(57,428)	(77,372)	(76,375)
Income (loss) from discontinued operations	(1,701)	(1,749)	(2,266)	135	—
Income (loss) on disposal of discontinued operations	—	—	(7,912)	(224)	577

Net loss	$(28,072)	$(37,364)	$(67,606)	$(77,461)	$(75,798)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.88)	$(0.99)	$(1.40)	$(1.45)	$(1.23)
Loss from discontinued operations	(0.06)	(0.05)	(0.06)	—	—
Gain (loss) on disposal of discontinued operations	—	—	(0.19)	—	0.01

Net loss	$(0.94)	$(1.04)	$(1.65)	$(1.45)	$(1.22)

Weighted average common shares outstanding	29,944	35,859	41,083	53,279	62,125

	December 31,
	1999	2000	2001	2002	2003
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$62,986	$40,201	$131,097	$73,978	$206,357
Total current assets	66,422	44,541	137,928	81,072	225,269
Total assets	103,549	76,933	171,811	110,616	256,340
Long-term liabilities	85	56	3,961	5,226	125,672
Total stockholders’ equity	98,377	69,994	159,548	98,543	117,853

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document.

Overview

We focus on developing and commercializing first-to-market biopharmaceuticals to improve the lives of people living with life-threatening diseases or serious medical conditions. We select product candidates for diseases and conditions that represent both a significant medical need and also have well-understood biology.

Our first product, Aldurazyme, has been approved for marketing in the U.S. by the FDA, in the E.U. by the EMEA and other countries for the treatment of MPS I disease. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme). We are developing Aryplase for the treatment of MPS VI, Phenoptin for the treatment of moderate to mild forms of PKU and Vibrilase for use in the debridement of serious burns in preparation for skin grafting or other therapy. In September 2003, we announced that we halted our Phase 3a study of Neutralase for the reversal of anticoagulation by heparin in primary CABG surgery and that we have terminated the Neutralase program for all indications.

Our net loss in 2003 was $75.8 million as compared to $77.5 million in 2002. The decrease was primarily the result of a one-time, $12.1 million milestone payment received from Genzyme in 2003. Also, in 2002 we recorded an $11.2 million in-process research and development expense related to the acquisition of Synapse Technologies Inc. Without these items, our net loss would have increased by $21.6 million in 2003 compared to 2002. The principal reason was increased research and development expense related to the Aryplase and Neutralase clinical trials and manufacturing.

During 2003, we raised $80.5 million from a public offering of our common stock and $120.9 million from a convertible debt offering. As of December 31, 2003, our combined cash, cash equivalents and short-term investments totaled $206.4 million.

Our cash burn in 2003 was $77.0 million as compared to $57.1 million in 2002. The $19.9 million increase in cash burn, a non-GAAP financial measure, is primarily attributable to the increase in research and development activities discussed above, partially offset by the $12.1 million milestone payment received from Genzyme in May 2003. See “Liquidity and Capital Resources—Non-GAAP Financial Measure” below for discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

With the commercial launch of Aldurazyme during the second quarter of 2003, we changed our presentation of the results of operations of the Aldurazyme joint venture under the equity method of accounting. Previously, we recorded revenue to the extent that the services performed by us on behalf of the joint venture were funded by Genzyme. Costs incurred by us on behalf of the joint venture were recorded as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC previously represented 50% of the joint venture net loss that related to costs incurred by Genzyme.

In our new presentation, the equity in the loss of BioMarin/Genzyme LLC represents our 50% share of the joint venture’s net loss. Costs incurred by us on behalf of the joint venture are included in the financial statements of the joint venture and are not directly reflected in our operating expenses. This change had no effect on our loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting. See Note 3(b) to the accompanying consolidated financial statements for further discussion of this change.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss of BioMarin/Genzyme LLC, long-lived assets, income taxes, research and development expenses and inventory, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to the accompanying audited consolidated financial statements.

Equity in the loss of BioMarin/Genzyme LLC

We account for our joint venture investment using the equity method. Accordingly, we record an increase in our investment for contributions to the joint venture, and a reduction in our investment for our 50% share of the loss of the joint venture.

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. The investment in and advances to BioMarin/Genzyme LLC also includes the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by us. See Notes 3(b) and 3(c) to the accompanying consolidated financial statements for discussion of our change in presentation of the joint venture results of operations and the critical accounting policies of the joint venture.

Impairment of Long-Lived Assets

We regularly review long-lived assets and identifiable intangibles for impairment. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The estimation of the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance against our net deferred tax assets, the principal amount of which is the tax effect of net operating loss carryforwards, of approximately $147.8 million at December 31, 2003. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In order to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

Research and Development and Inventory Costs

Research and development expenses include: expenses associated with contract research and development provided by third parties; product manufacturing prior to regulatory approval, clinical and regulatory costs; and internal research and development costs. All research and development costs are expensed as incurred. Inventory costs for product candidates are expensed until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or market value.

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

Recent Accounting Pronouncements

See Note 2(o) of the accompanying consolidated financial statements for a full description of recent accounting pronouncements. We do not expect that any of these recent pronouncements will have a significant impact on our results of operations and financial condition.

Results of Operations

All of the activities related to the manufacture, distribution and sale of Aldurazyme are reported in the results of the joint venture. Because of this change, we have divided our discussion of the Results of Operations into two sections, BioMarin in total and BioMarin/Genzyme LLC. The discussion of the joint venture’s operations includes the total amounts for the joint venture, not just our 50% interest in the operations.

BioMarin

Net Loss

Our net loss in 2003 as compared to 2002 decreased from $77.5 million to $75.8 million. The decrease was primarily the result of a one-time, $12.1 million milestone payment received from Genzyme in 2003 and an $11.2 million in-process research and development expense in 2002 related to the acquisition of Synapse Technologies Inc. Without these items, our net loss would have increased by $21.6 million in 2003 as a result of an increase in research and development expenses in 2003 of $27.5 million, primarily related to Aryplase and Neutralase for which research and development expense increased by $17.7 million and $11.6 million, respectively in 2003 compared to 2002.

Our net loss in 2002 as compared to 2001 increased from $67.6 million to $77.5 million. The increase was primarily the result of fixed asset write-offs and a lease commitment accrual of $3.4 million, increased Neutralase development costs of $5.4 million and corporate expansion costs of $3.4 million. The increase in the equity in the loss of the BioMarin/Genzyme LLC of $4.8 million represents increased Aldurazyme manufacturing. In 2001, we recorded a loss from the disposal of a discontinued operation of $10.2 million.

Milestone Revenue

Milestone revenue in 2003 represents the $12.1 million milestone payment received from Genzyme related to the FDA marketing approval of Aldurazyme. Milestone revenue is typically not recurring in nature and we do not expect to earn additional milestone revenue in the foreseeable future.

Research and Development Expense

Our research and development expenses include personnel, facility and external costs associated with the development and commercialization of our product candidates. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory and intellectual property costs.

Research and development expenses in 2003 increased by $27.5 million to $54.8 million from $27.3 million in 2002. The major factors causing the increase include increased Aryplase activities including manufacturing and quality control costs of $11.0 million and Phase 3 clinical trial costs of $4.1 million. Increased Neutralase Phase 3a clinical trial costs of $6.7 million and contract manufacturing costs of $3.9 million in 2003 also contributed to the increase. We expect research and development expense to decrease in 2004 as a result of terminating the development of Neutralase during 2003.

Research and development expenses in 2002 increased by $4.7 million to $27.3 million from $22.6 million in 2001. The major factors causing the increase include $2.2 million for increased contract manufacturing costs for Neutralase and $1.9 million for increased research staff to support our product programs.

General and Administrative Expense

Our general and administrative expenses include administrative personnel, facility and external costs required to support our product development programs. These general and administrative costs include facility operating expenses and depreciation, human resources and finance personnel costs and other corporate costs such as insurance and legal expenses.

General and administrative expenses decreased to $14.4 million in 2003 from $16.9 million in 2002. Included in 2002 are the asset write-offs and lease commitment accrual related to the abandonment of a facility totaling $3.4 million and legal and other fees associated with the acquisition of Glyko Biomedical Ltd. of $2.0 million. General and administrative expenses in 2003 decreased due to the reversal of the $2.0 million lease liability associated with our decision to develop the previously abandoned facility. After adjusting for these charges, the primary factors causing the increase in general and administrative expenses for 2003 include increased consulting expense of $2.0 million, personnel costs of $1.7 million, insurance expense of $0.7 million and other corporate cost increases. We expect general and administrative expense to increase in 2004 as a result of the 2003 reduction of general and administrative expense resulting from the lease liability, which will not recur in 2004, and due to increased facility costs.

General and administrative expenses increased to $16.9 million in 2002, from $6.4 million in 2001. The significant factors causing the increase include asset write-offs and the lease commitment accrual related to the 2002 decision to abandon a facility totaling $3.4 million, additional legal and other fees associated with our acquisition of all of the outstanding capital stock of Glyko Biomedical Ltd. of $2.0 million, increased staffing in finance, purchasing, business development and human resources of $1.5 million, increased legal and consulting expenses of $1.1 million, expenses relating to the implementation of an improved financial reporting and budgeting software system of $0.4 million and an increase in rent expense of $0.4 million.

In-process research and development

In-process research and development expense of $11.2 million in 2002 represents the purchase price of all of the outstanding stock of Synapse Technologies, Inc. (Synapse) in March 2002 plus related expenses. We purchased Synapse for $10.2 million of our common stock (885,240 shares). In connection with the Synapse purchase, we issued options and warrants to purchase 80,221 and 27,419 shares of our common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model and the resulting $561,000 and $85,000, respectively, was included as additional purchase price. The purchase agreement includes our agreement to pay up to Cdn. $8.0 million (which equaled approximately US $6.2 million as of December 31, 2003) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012, payable in our common stock or cash at our discretion.

In-process research and development in 2001 represents the purchase price of our acquisition of the IBEX therapeutic assets in October 2001 plus related expenses totaling $11.6 million. We purchased from IBEX Technologies Inc. and its subsidiaries the development activities associated with the IBEX therapeutic enzyme drug products (including Neutralase and Phenylase). The purchase agreement called for a total purchase price of $10.4 million, consisting of $2 million in cash and $8.4 million of common stock. In connection with the transaction, we issued options to purchase 43,861 shares of our common stock. These options were valued using the Black-Scholes option pricing model and the resulting $0.3 million was included as additional purchase price. The purchase agreement includes up to approximately Cdn. $14.6 million (which equaled approximately US $11.3 million as of December 31, 2003) in contingency payments upon regulatory approval of Neutralase and Phenylase, provided that approval occurs prior to October 31, 2006. Because of the termination of the Neutralase program, we do not expect to incur the Neutralase contingency payment of Cdn. $9.1 million (which equaled approximately US $7.1 million as of December 31, 2003).

Equity in the loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. The investment in and advances to BioMarin/Genzyme LLC includes our share of the joint venture’s cash, accounts receivable and inventory, and it also includes the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by us. Equity in the loss of BioMarin/Genzyme LLC was $18.7 million in 2003 compared to $23.5 million in 2002. The decrease is principally due to Aldurazyme sales during 2003 and the capitalization of inventory production costs upon the regulatory approval of Aldurazyme, partially offset by increased sales and marketing costs associated with the commercialization of Aldurazyme.

Equity in the loss of BioMarin/Genzyme LLC was $23.5 million in 2002 compared to $18.7 million in 2001. The increase is due to increased pre-commercial manufacturing activities, including increased facility costs such as depreciation of the plant expansion completed in 2001, increased costs to support the Phase 1 and Phase 3 extension studies of $3.9 million, increased expenses related to the filing of the Biologics License Application with the FDA and the filing of the Marketing Authorization Application in Europe and an increased level of marketing expenses in preparation for the commercial launch of Aldurazyme, partially offset by decreased clinical activities of $0.8 million and a reduction in process development activities of $0.5 million.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Despite a significant increase in our cash and short-term investments during 2003, interest income did not increase proportionately as a result of the decrease in available market rates. Interest income increased to $2.6 million in 2003 from $2.0 million in 2002 primarily due to increased levels of cash and investments obtained through the common stock and convertible debt offerings completed during 2003.

Interest income increased to $2.0 million in 2002 from $1.9 million in 2001 primarily due to higher cash balances maintained throughout 2002 from financing activities completed during 2001.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment loans. Interest expense was $3.1 million and $0.5 million in 2003 and 2002, respectively. The increase in 2003 is due to interest expense on the convertible debt. We expect interest expense to increase in 2004 because we anticipate that the convertible debt will be outstanding for the entire year compared to six months during 2003.

Interest expense was $0.5 million and $17,000 in 2002 and 2001, respectively. The increase is due to equipment loans of $2.6 million and $5.5 million executed during 2002 and during the month of December 2001, respectively.

Discontinued Operations

In December 2001, we decided to close the carbohydrate analytical business portion of our wholly owned subsidiary, Glyko, Inc. (Glyko). As a result, the operations of Glyko are classified as discontinued operations in our consolidated financial statements. Accordingly, we have segregated its operating results in our consolidated statements of operations and have segregated its cash flows in our consolidated statements of cash flows.

In January 2003, we sold certain assets of Glyko to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in quarterly installments through 2006 totaling $0.5 million and quarterly royalties based upon future sales of certain Glyko products through 2008 up to a maximum of $0.8 million. The proceeds from the sale of the Glyko assets, including the discounted note receivable of $0.4 million, was recorded as a gain from discontinued operations in the first quarter of 2003 totaling $0.6 million, net of transaction costs. The royalties are recorded as earned.

Income from discontinued operations in 2002 and 2001 represents net receipts from Glyko subsequent to our decision to discontinue this business. The increase to income in 2002 was due to an increase in sales to customers in anticipation of the sale or discontinuance of the analytics business of Glyko.

Gain from disposal of discontinued operations in 2003 of $0.6 million represents proceeds from the sale of Glyko assets discussed above. The loss from disposal of discontinued operations in 2002 of $0.2 million represents the Glyko closure expense subsequent to our decision to discontinue this business. Loss from disposal of discontinued operations in 2001 represents the Glyko closure expense of $7.9 million consisting primarily of an impairment reserve against the unamortized balance of goodwill and other intangible assets related to the initial acquisition of Glyko.

BioMarin/Genzyme LLC

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003 after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These adjustments will be eliminated when all of the product produced prior to regulatory approval has been sold or used in clinical trials. See Note 3(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

Revenue and Gross Profit

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the U.S. on April 30, 2003, and in the E.U. on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $11.5 million of revenue and $8.5 million of gross profit during 2003. Gross profit for 2003 would have been higher by $2.8 million if not for production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory. BioMarin/Genzyme LLC recognized $0.3 million of revenue during 2002, representing pre-approval sales on a named patient basis allowable in certain countries outside of the U.S.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercialization of Aldurazyme and totaled $45.9 million for 2003 as compared to $47.4 million for 2002. Operating expenses in 2003 included $17.2 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $23.2 million of research and development costs. Research and development of the joint venture for 2003 included $8.5 million for the production of Aldurazyme prior to obtaining regulatory approval and $14.7 million of clinical trial costs and continued research and development efforts.

Operating expenses in 2002 included $4.7 million of sales and marketing expenses related to the commercialization of Aldurazyme and $40.4 million of research and development. Research and development decreased in 2003 compared to 2002 due to the capitalization of inventory in May 2003 after regulatory approval was obtained. Sales and marketing expenses increased in 2003 due to increased commercialization activities in support of the Aldurazyme commercial launch.

Operating expenses of the joint venture totaled $37.5 million in 2001 and included $35.3 million of research and development costs, primarily related to the manufacturing of Aldurazyme prior to approval and clinical trials, and $0.9 million of sales and marketing expenses. Research and development expense increased in 2002 compared to 2001 due primarily to increased manufacturing in 2002. Sales and marketing increased in 2002 compared to 2001 due to increased commercialization activities.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment financing and the related interest income earned on cash, cash equivalents and short-term investments. During 2003, we raised $80.5 million from a public offering of our common stock, $8.0 million from the sale of our common stock to Acqua Wellington and $120.9 million from a convertible debt offering. We voluntarily elected to terminate our equity financing agreement with Acqua Wellington in September 2003.

As of December 31, 2003, our combined cash, cash equivalents and short-term investments totaled $206.4 million, an increase of $132.4 million from $74.0 million at December 31, 2002. The primary sources of cash during 2003 were the financing activities described above, a milestone payment from Genzyme of $12.1 million and the issuance of common stock pursuant to the exercise of stock options under our stock compensation plans of approximately $5.4 million.

The primary uses of cash during the year ended December 31, 2003 were to finance operations and fund the joint venture with Genzyme. Our cash burn in 2003 was $77.0 million as compared to $57.1 million in 2002. The $19.9 million increase in cash burn, a non-GAAP financial measure, is primarily attributable to the increased research and development activities and increased investment in the joint venture discussed above, offset by the $12.1 million milestone payment received from Genzyme in May 2003. See “Non-GAAP Financial Measure” below for discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

We do not expect to generate positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities; and

•	expansion of sales and marketing activities.

We also expect to incur costs related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercial launch.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents and short-term investments and supplement our cash, cash equivalents and short-term investments through proceeds from equity or debt financing, loans or collaborative agreements with corporate partners. We expect our current funds, including the proceeds from our 2003 public offering, convertible debt offering and the milestone payment from Genzyme, to meet our operating and capital requirements through at least the end of 2005.

Our investment in our product development programs has a major impact on our operating performance. In the year ended December 31, 2003, our research and development expense of $54.8 million represents $24.5 million of Aryplase costs, $17.2 million of Neutralase costs, $0.7 million of Vibrilase costs and $12.4 million of research and development costs not allocated to specific major projects.

In the year ended December 31, 2002, our research and development expense of $27.3 million represents $6.8 million of Aryplase costs, $0.7 million of Vibrilase costs and $14.2 million of research and development costs not allocated to specific major projects.

In the year ended December 31, 2001, our research and development expense of $22.6 million represents $8.0 million of Aryplase costs, $2.8 million of Vibrilase costs, $0.2 million of Neutralase costs and $11.6 million of research and development costs not allocated to specific major projects.

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Aryplase; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes including the development of our corporate facilities; and working capital.

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

Borrowings and Contractual Obligations

Our $125 million of 3.5% convertible notes will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayment of the notes in 2008. Should we redeem the notes after June 2006, at our option according to the terms of the notes, we will be subject to premiums upon redemption ranging from 0.7% to 1.4%, dependent upon the time the notes are redeemed. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock.

We have entered into several agreements for loans secured by certain equipment with an aggregate outstanding balance totaling $3.4 million at December 31, 2003. The loans bear interest ranging from 8.06% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require us to maintain a minimum unrestricted cash balance of $35.0 million. Should the unrestricted cash balance fall below $35.0 million, we can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties. We expect to enter into similar facilities as we acquire additional equipment, expand our operations and develop our corporate facilities.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner. However, we expect that financing collateralized by our tangible assets at risk-adjusted market interest rates will be available from a financial institution.

We have contractual and commercial obligations under our debt, operating and capital leases and other obligations related to research and development activities, licenses and sales royalties with annual minimums. Information about these obligations as of December 31, 2003, is presented in the table below (in thousands).

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	Thereafter
Convertible debt and related interest	$144,785	$4,375	$8,750	$131,660	$—
Operating leases	29,539	3,812	7,391	7,081	11,255
Equipment loans and capital leases	3,389	2,717	672	—	—
Research and development and license obligations	2,570	2,250	320	—	—

Total	$180,283	$13,154	$17,133	$138,741	$11,255

We have also licensed technology, for which we are required to pay royalties upon future sales, subject to certain annual minimums. As of December 31, 2003, such minimum annual commitments are approximately $375,000.

We are also subject to contingent payments totaling approximately $18.9 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future, which includes $8.2 million related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

Non-GAAP Financial Measure

The discussion above includes “cash burn” (a non-GAAP financial measure). We define cash burn as the net increase (or decrease) in cash excluding the effect of capital markets financing activities and the purchase and sale of short-term investments (each as determined in accordance with GAAP). Cash burn for 2003 of $77.0 million is equal to the net increase in cash in 2003 compared to 2002 of $87.8 million plus net purchases of short-term investments in 2003 of $44.6 million, minus capital market financings in 2003 of $209.4 million. Cash burn for 2002 of $57.1 million is equal to the net increase in cash in 2002 compared to 2001 of $21.1 million less net sales of short-term investments in 2002 of $78.2 million, as there were no capital market financings during 2002.

We use short-term investments as an investment vehicle for our cash and cash equivalents, and the distinction between cash and cash equivalents is determined based on the duration of the investment. We manage our cash, cash equivalents and short-term investments as a common pool. The effect on net increase (or decrease) in cash because of the purchase and sale of short-term investments is impossible to predict and does not have a material effect on our liquidity or total current assets since short-term investments are usually bonds and notes held to maturity. Therefore, for purposes of determining cash burn, we do not give effect to the purchase and sale of short-term investments and assume that the net effect of the purchase and sale of short-term investments will be zero.

We believe that cash burn, although a non-GAAP financial measure, provides useful information to investors by showing the net cash expended in most aspects of our activities. We also believe that the presentation of this non-GAAP financial measure is consistent with our past practice, as well as industry practice in general, and will enable investors, analysts and readers of our financial statements to compare current non-GAAP measures with non-GAAP measures presented in prior periods. Any non-GAAP financial measure used by us should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Related Party Transactions

In 2001, we loaned our Chief Executive Officer $860,000 to purchase a property and received a promissory note secured by the property. The note matures on October 31, 2006, and bears interest at the Federal mid-term rate (3.55% as of December 31, 2003). The balance of the note plus accrued interest at December 31, 2003, was approximately $964,000.

In February 2002, we loaned one of our senior vice presidents $300,000 and received a promissory note secured by his unencumbered shares of the Company. The note accrued interest at the Federal short-term rate and was repaid during 2002.

In March 2002, we entered into an employment agreement with one of our senior vice presidents that entitles him to loans from the Company of up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home is not completed. The loans bear interest and are due upon his termination of employment with us. As of December 31, 2003, there was approximately $76,000 outstanding under the loan arrangement with annual interest rates of 3.5% to 6.0%.

During 2002, certain consulting services were rendered by one of our directors. The director was paid $56,000 in 2002, and $52,300 in January 2003, for those services.

One of our senior vice presidents holds an adjunct faculty position with Harbor-UCLA Research Educational Institute (“REI”) for purposes of conducting research. REI licenses certain intellectual property and provides other research services to us. We are also obligated to pay REI royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. We paid REI approximately $1.1 million and $0.8 million in 2002 and 2003, respectively, primarily for research. Our joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of products covered by the license agreement through November 2019, of which our senior vice president is entitled to certain portions, based on the sales level per the terms of the agreement. The license agreement was effective before the senior vice president was a BioMarin officer. Pursuant to these agreements, our senior vice president was entitled to approximately $172,000 during 2003.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate market risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. By policy, we place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. We have no investments denominated in foreign country currencies and, therefore, our investment portfolio is not subject to foreign exchange risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Based on our investment portfolio and interest rates at December 31, 2003, we believe that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.9 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, we will not recognize such gains or losses unless the investments are sold.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at December 31, 2003 (in thousands):

	Carrying Value
Cash and cash equivalents	$121,406	*
Short-term investments	84,951	**

Total	$206,357

*	11.0% of cash and cash equivalents invested in money market funds, 88.6% in taxable municipal debt securities and 0.4% of uninvested cash.
**	44.4% of short-term investments invested in U.S. agency securities, 1.9% in municipal debt securities, 8.9% in taxable municipal debt securities, 3.5% in A1/P1 rated commercial paper and 41.3% in corporate bonds.

Our debt obligations consist of our convertible debt, equipment-based loans and capital lease obligations, which carry fixed interest rates and, as a result, we are not exposed to interest rate market risk on our debt. The carrying value of our convertible debt and equipment loans approximates their fair value at December 31, 2003.

Foreign currency exchange rate market risk

A significant portion of Aldurazyme sales by BioMarin/Genzyme LLC are earned outside of the U.S. and, therefore, our equity in the loss of BioMarin/Genzyme LLC is subject to risk of foreign currency rate fluctuations. The policies and procedures related to the management of foreign currency risk of Aldurazyme sales are maintained and performed by our joint venture partner, Genzyme. Based on our overall currency rate exposures at December 31, 2003, we do not expect that a near-term 10% appreciation or depreciation of the U.S. dollar would have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-26 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons

We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2004 annual meeting of stockholders.

Item 11. Executive Compensation

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2004 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2004 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2004 annual meeting of stockholders.

Part IV

Item 15. Exhibits, List and Reports on Form 8-K

(a) The following documents are filed as exhibits to this report.

2.1	Canadian Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on December 26, 2001 as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

2.2	United States Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

2.3	Amendment to Canadian Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.4	Amendment to United States Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., and IBEX Technologies Delaware Corp., previously filed with the Commission on November 6, 2001 as Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.5	Acquisition Agreement for a Plan of Arrangement by and among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amending Agreement among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company and Glyko Biomedical Ltd., dated as of May 16, 2002, previously filed with the Commission on August 26, 2002 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.5	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.7	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.11	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.12	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.13	Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.14	Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.15	License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.16	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration

Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.17		License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.18		Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.19		Bioprocessing Services Agreement dated July 15, 2002, between BioMarin Pharmaceutical Inc. and Diosynth RTP Inc., previously filed with the Commission on August 14, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20	*	Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21		Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.22		Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.23		Standard NNN Lease dated June 25, 1998 for 46 Galli Drive, previously filed with the Commission on May 4, 1999 as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.24		First Amendment to Lease dated April 14, 2000 for 46 Galli Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.25		Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.26		Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.27		Commercial Lease and Deposit Receipt, dated December 23, 1996 for 11 Pimentel Court and 13 Pimentel Court, previously filed with the Commission on May 4, 1999 as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28	Amendment to Lease Agreement for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and Glyko, Inc., Lessee, dated March 15, 2000, previously filed with the Commission on March 3, 2003 as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.29	Second Amendment to Lease for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and BioMarin Pharmaceutical Inc., a Delaware Corporation, Successor in Interest to Glyko, Inc., Lessee, dated December 31, 2002, previously filed with the Commission on March 3, 2003 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30	Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated August 15, 2001, previously filed with the Commission on August 16, 2001 as Exhibit 1.2 to the Company’s Post Effective Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.

10.34	Amendment No.1 to Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated September 24, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.35	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.36	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.37	Second Amended and Restated Agreement for Plan of Arrangement by and among the Company, BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Auditors for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Auditors for BioMarin/Genzyme LLC

24.1*	Power of Attorney (Included in Signature Page)

31.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

32.1	*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003 and 2002.

*	Filed herewith

(b) Reports on Form 8-K

On November 3, 2003, we filed an Amended and Restated Current Report on Form 8-K/A regarding a press release announcing the termination of the Phase 3a study of Neutralase and the termination of the Neutralase program for all indications.

On November 3, 2003, we filed an Amended and Restated Current Report on Form 8-K/A regarding our conference call announcing the results of our financial results for our second quarter and six months ended June 30, 2003.

On November 4, 2003, we filed a Current Report on Form 8-K regarding our financial results for our third quarter and nine months ended September 30, 2003.

On November 7, 2003, we filed a Current Report on Form 8-K regarding the long term results from the Phase 1 and Phase 2 extension studies of Aryplase for the treatment of MPS VI.

On November 21, 2003, we filed a Current Report on Form 8-K regarding our plans to begin clinical trials of Phenoptin for the treatment of PKU and our co-development agreement with Merck Eprova AG for the development and manufacture of Phenoptin.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 27, 2004	By:	/s/ LOUIS DRAPEAU
Louis Drapeau
Chief Financial Officer,
Vice President, Finance and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fredric D. Price and Louis Drapeau, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ FREDRIC D. PRICE Fredric D. Price	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004

/s/ LOUIS DRAPEAU Louis Drapeau	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial Officer)	February 27, 2004

/s/ FRANZ L. CRISTIANI Franz L. Cristiani	Director	February 27, 2004

/s/ ELAINE HERON Elaine Heron	Director	February 27, 2004

/s/ PIERRE LAPALME Pierre Lapalme	Director	February 27, 2004

/s/ ERICH SAGER Erich Sager	Director	February 27, 2004

/s/ VIJAY SAMANT Vijay Samant	Director	February 27, 2004

/s/ JOHN URQUHART, M.D. John Urquhart, M.D.	Director	February 27, 2004

/s/ GWYNN R. WILLIAMS Gwynn R. Williams	Director	February 27, 2004

INDEX TO BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of BioMarin/Genzyme LLC (a 50% owned joint venture). The Company’s investment in BioMarin/Genzyme LLC at December 31, 2003 and 2002, was $12,007,000 and $2,818,000, respectively, and its equity in loss of BioMarin/Genzyme LLC was $18,693,000 and $23,466,000 for the years 2003 and 2002, respectively. The financial statements of BioMarin/Genzyme LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for BioMarin/Genzyme LLC, is based solely on the report of the other auditors. The 2001 consolidated financial statements of BioMarin Pharmaceutical Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Francisco, California

January 29, 2004

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP. As described in Note 2(p), certain items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

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

/s/    ARTHUR ANDERSEN LLP

San Francisco, California

February 21, 2002

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

(In thousands, except for share and per share data)

	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$33,638	$121,406
Short-term investments	40,340	84,951
Investment in and advances to BioMarin/Genzyme LLC	4,955	16,058
Other current assets	2,139	2,854

Total current assets	81,072	225,269

Property and equipment, net	28,206	25,154
Other assets	1,338	5,917

Total assets	$110,616	$256,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,930	$10,098
Other current liabilities	2,917	2,717

Total current liabilities	6,847	12,815
Convertible debt	—	125,000
Other long-term liabilities	5,226	672

Total liabilities	12,073	138,487

Stockholders’ equity:
Common stock, $0.001 par value: 75,000,000 and 150,000,000 shares authorized at December 31, 2002 and 2003, respectively; 53,782,426 and 64,156,285 shares issued and outstanding at December 31, 2002 and 2003, respectively	54	64
Additional paid-in capital	319,038	414,110
Warrants	5,219	5,219
Deferred compensation	(47)	(145)
Notes receivable from stockholders	(468)	—
Accumulated other comprehensive income (loss)	327	(17)
Accumulated deficit	(225,580)	(301,378)

Total stockholders’ equity	98,543	117,853

Total liabilities and stockholders’ equity	$110,616	$256,340

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2002, and 2003

(In thousands, except for per share data)

	December 31,
	2001	2002	2003
Milestone revenue	$—	$—	$12,100

Operating expenses:
Research and development	22,581	27,287	54,814
General and administrative	6,391	16,871	14,396
Equity in the loss of BioMarin/Genzyme LLC	18,663	23,466	18,693
In-process research and development	11,647	11,223	—

Total operating expenses	59,282	78,847	87,903

Loss from operations	(59,282)	(78,847)	(75,803)
Interest income	1,871	2,017	2,559
Interest expense	(17)	(542)	(3,131)

Net loss from continuing operations	(57,428)	(77,372)	(76,375)
Income (loss) from discontinued operations	(2,266)	135	—
Gain (loss) on disposal of discontinued operations	(7,912)	(224)	577

Net loss	$(67,606)	$(77,461)	$(75,798)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(1.40)	$(1.45)	$(1.23)
Income (loss) from discontinued operations	(0.06)	—	—
Gain (loss) on disposal of discontinued operations	(0.19)	—	0.01

Net loss	$(1.65)	$(1.45)	$(1.22)

Weighted average common shares outstanding	41,083	53,279	62,125

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2001, 2002 and 2003 (in thousands)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2001	36,947	$37	$153,940	—	$—	$(1,530)	$(1,940)	$—	$(80,513)	$69,994
Issuance of common stock under ESPP	35	—	288	—	—	—	—	—	—	288
Issuance of common stock to Acqua Wellington, net of issuance costs	1,344	1	13,163	—	—	—	—	—	—	13,164
Issuance of common stock and warrants in a private placement, net of issuance costs	4,870	5	37,507	753	5,134	—	—	—	—	42,646
Issuance of common stock to purchase certain therapeutic assets of IBEX	814	1	8,323	—	—	—	—	—	—	8,324
Issuance of stock options in connection with the IBEX acquisition	—	—	291	—	—	—	—	—	—	291
Issuance of common stock in a public offering, net of issuance costs	8,050	8	90,363	—	—	—	—	—	—	90,371
Exercise of common stock options	342	—	1,258	—	—	—	—	—	—	1,258
Interest accrued on notes receivable from stockholders	—	—	97	—	—	—	(97)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(13)	—	(13)
Amortization of deferred compensation	—	—	—	—	—	831	—	—	—	831
Net loss	—	—	—	—	—	—	—	—	(67,606)	(67,606)

Balance at December 31, 2001	52,402	$52	$305,230	753	$5,134	$(699)	$(2,037)	$(13)	$(148,119)	$159,548

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

For the Years ended December 31, 2001, 2002 and 2003 (in thousands)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2002	52,402	$52	$305,230	753	$5,134	$(699)	$(2,037)	$(13)	$(148,119)	$159,548
Issuance of common stock under ESPP	83	—	426	—	—	—	—	—	—	426
Issuance of common stock to purchase Synapse, net of issuance costs	885	1	10,180	—	—	—	—	—	—	10,181
Issuance of common stock options and common stock warrants in connection with the Synapse transaction	—	—	561	27	85	—	—	—	—	646
Issuance of common stock and stock options in GBL acquisition	11,368	11	49,006	—	—	—	—	—	—	49,017
Retirement of common stock acquired from GBL	(11,368)	(11)	(48,301)	—	—	—	—	—	—	(48,312)
Exercise of common stock options	412	1	1,660	—	—	—	—	—	—	1,661
Interest accrued on notes receivable from stockholders	—	—	181	—	—	—	(181)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	1,750	—	—	1,750
Foreign currency translation	—	—	—	—	—	—	—	(54)	—	(54)
Fair market value adjustments of available-for-sale investments	—	—	—	—	—	—	—	394	—	394
Amortization of deferred compensation	—	—	—	—	—	652	—	—	—	652
Other	—	—	95	—	—	—	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	(77,461)	(77,461)

Balance at December 31, 2002	53,782	$54	$319,038	780	$5,219	$(47)	$(468)	$327	$(225,580)	$98,543

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

For the Years ended December 31, 2001, 2002 and 2003 (in thousands)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2003	53,782	$54	$319,038	780	$5,219	$(47)	$(468)	$327	$(225,580)	$98,543
Issuance of common stock under ESPP	135	—	712	—	—	—	—	—	—	712
Issuance of common stock to Acqua Wellington, net of issuance costs	766	1	7,949	—	—	—	—	—	—	7,950
Issuance of common stock in a public offering, net of issuance costs	8,625	8	80,522	—	—	—	—	—	—	80,530
Deferred compensation related to restricted common stock issuance	39	—	275	—	—	(145)	—	—	—	130
Exercise of common stock options	800	1	5,368	—	—	—	—	—	—	5,369
Interest accrued on notes receivable from stockholders	—	—	17	—	—	—	(17)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	485	—	—	485
Foreign currency translation	—	—	—	—	—	—	—	49	—	49
Fair market value adjustments of available-for-sale investments	—	—	—	—	—	—	—	(393)	—	(393)
Amortization of deferred compensation	—	—	—	—	—	47	—	—	—	47
Issuance of restricted stock to non-employees	9	—	98	—	—	—	—	—	—	98
Other	—	—	131	—	—	—	—	—	—	131
Net loss	—	—	—	—	—	—	—	—	(75,798)	(75,798)

Balance at December 31, 2003	64,156	$64	$414,110	780	$5,219	$(145)	$—	$(17)	$(301,378)	$117,853

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2002 and 2003

(In thousands)

	December 31,
	2001	2002	2003
Cash flows from operating activities
Net loss from continuing operations	$(57,428)	$(77,372)	$(76,375)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
In-process research and development	11,647	11,223	—
Facility closures	—	3,504	—
Depreciation and amortization	7,004	8,504	9,442
Lease liability reversal	—	—	(2,002)
Transaction costs related to GBL acquisition	387	1,942	—
Gain on disposals of property and equipment	—	(56)	—
Other non-cash charges	—	276	305
Changes in operating assets and liabilities:
Investment in and advances to BioMarin/Genzyme LLC	(960)	(714)	(11,103)
Other current assets	(299)	1,501	(715)
Other assets	(990)	27	(410)
Accounts payable and accrued liabilities	(116)	(2,780)	6,168
Other current liabilities	—	—	(248)

Net cash used in continuing operations	(40,755)	(53,945)	(74,938)
Net cash provided by (used in) discontinued operations	(95)	350	140

Net cash used in operating activities	(40,850)	(53,595)	(74,798)

Cash flows from investing activities
Purchase of property and equipment	(17,812)	(4,861)	(5,975)
Proceeds from sale of equipment	—	272	28
Purchase of IBEX therapeutic assets	(3,032)	—	—
Purchase of Synapse Technologies, Inc.	—	(1,866)	—
Acquisition of GBL, net of cash acquired	(387)	(1,258)	—
Sale of short-term investments	76,967	190,697	80,072
Purchase of short-term investments	(171,865)	(112,074)	(125,076)

Net cash provided by (used in) investing activities	(116,129)	70,910	(50,951)

Cash flows from financing activities
Proceeds from public offering of common stock, net	133,017	—	80,530
Proceeds from sale of common stock to Acqua Wellington, net	13,163	—	7,950
Proceeds from convertible debt offering, net	—	—	120,900
Proceeds from exercise of stock options	1,258	1,661	5,369
Proceeds from notes payable	5,505	2,608	—
Repayment of notes payable and capital lease obligations	(241)	(2,394)	(2,504)
Receipts from notes receivable from stockholders	—	1,750	485
Issuance of common stock for ESPP, and other	288	224	738

Net cash provided by financing activities	152,990	3,849	213,468

Effect of foreign currency translation on cash	(13)	(54)	49

Net increase (decrease) in cash	(4,002)	21,110	87,768
Cash and cash equivalents:
Beginning of year	16,530	12,528	33,638

End of year	$12,528	$33,638	$121,406

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2003

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a biopharmaceutical company focused on the development and commercialization of first-to-market biopharmaceuticals to improve the lives of people living with life-threatening diseases or serious medical conditions. The Company has devoted the majority of its efforts to research and development activities, including preclinical studies and clinical trials, the establishment of laboratory, clinical and commercial scale manufacturing facilities, clinical and commercial manufacturing, and related administrative activities. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme (laronidase) in the United States on April 30, 2003 and in the European Union on June 11, 2003. Prior to 2003, the Company was considered a development stage company. The Company is incorporated in the state of Delaware.

The Company began business on March 21, 1997 as a wholly owned subsidiary of Glyko Biomedical Ltd. (GBL). In August 2002, at which point GBL’s ownership of BioMarin’s outstanding common stock was approximately 21%, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of BioMarin common stock. GBL’s principal asset was 11,367,617 shares of the Company’s common stock, which were subsequently retired. GBL is now a wholly owned subsidiary of the Company.

In December 2001, the Company decided to close the business of Glyko, Inc. (Glyko), a wholly owned subsidiary. Glyko’s operations ceased on July 31, 2002. In January 2003, the Company sold certain assets of Glyko to a third party for total consideration of up to $1.5 million (Note 6).

Through December 31, 2003, the Company had accumulated losses of approximately $301.4 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, and short-term investments at December 31, 2003, will be sufficient to meet the Company’s obligations through at least the end of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financing, loans and collaborative agreements with corporate partners.

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

(b) Concentration of Credit Risk

Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment related to its financial instruments.

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

(e) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). Short-term investments are comprised mainly of federal agency investments, taxable municipal debt securities, commercial paper and corporate bonds. At December 31, 2003, the Company had no available-for-sale investments and no investments with unrealized losses when aggregated by category of investment and the carrying value of the Company’s investments approximated their fair value.

(f) Investment In and Advances to BioMarin/Genzyme LLC and Equity in the Loss of BioMarin/Genzyme LLC

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

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture, and a reduction in its investment for its 50% share of the loss of the joint venture. Equity in the loss of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss for the period. The investment in and advances to BioMarin/Genzyme LLC includes the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by the Company during the most recent month and the Company’s share of the net current assets of the joint venture, primarily cash, accounts receivable and inventory.

(g) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

(h) Impairment of Long-Lived Assets

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

(i) Milestone Revenue

Milestone revenue is recognized in full when the related substantive milestone performance goal is achieved. Milestone revenue is typically not recurring in nature.

(j) Research and Development

Research and development expenses include: expenses associated with contract research and development provided by third parties and internal research and development costs. All research and development costs are expensed as incurred. Inventory costs for product candidates are expensed until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or market value.

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

Potentially dilutive securities include (in thousands):

	December 31,
	2001	2002	2003
Options to purchase common stock	7,767	7,078	9,682
Common stock issuable under convertible debt	—	—	8,920
Warrants to purchase common stock	753	780	780

Total	8,520	7,858	19,382

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

(l) Stock Option Plans

The Company has three stock-based compensation plans (Note 13). The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby no stock-based compensation cost is reflected in net loss. The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based compensation (in thousands).

	Years ended December 31,
	2001	2002	2003
Net loss as reported	$(67,606)	$(77,461)	$(75,798)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(13,973)	(13,775)	(15,615)

Pro forma net loss	$(81,579)	$(91,236)	$(91,413)

Net loss per common share as reported, basic and diluted	$(1.65)	$(1.45)	$(1.22)
Pro forma net loss per common share, basic and diluted	(1.99)	(1.71)	(1.47)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(m) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There is a full valuation allowance against net deferred tax assets of $147.8 million at December 31, 2003. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made.

(n) Discontinued Operations

The operations of Glyko have been classified as discontinued operations in the accompanying consolidated financial statements for all years presented. In addition, the Company has segregated the Glyko operating results and cash flows in the accompanying consolidated statements of operations and changes in stockholders’ equity and cash flows for all years presented. The notes to the accompanying consolidated financial statements also reflect the classification of Glyko operations as discontinued operations for all years presented.

The loss on disposal of discontinued operations for the year ended December 31, 2001, primarily reflects certain adjustments required to record an impairment reserve against the unamortized goodwill and other intangible assets related to Glyko of approximately $7.8 million.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

(o) Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R, replacing Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, which was issued in January 2003. FIN 46R was issued to replace FIN 46, and to clarify the required accounting for interests in variable interest entities. Management does not expect the adoption of this pronouncement to have a significant impact on the Company’s consolidated financial statements.

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

(p) Reclassifications

Certain items in the prior years consolidated financial statements have been reclassified to conform to the 2003 presentation. See Note 3(b) for discussion of the Company’s joint venture presentation changes.

(3) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the years ended December 31, 2001, 2002 and 2003, are presented in the table below (in thousands). The joint venture results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. This will result in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials.

	Year ended December,
	2001	2002	2003
Revenue	$—	$296	$11,540
Cost of goods sold	—	—	3,090

Gross profit	—	296	8,450
Operating expenses	37,509	47,371	45,907

Loss from operations	(37,509)	(47,075)	(37,457)
Other income	183	143	71

Net loss	(37,326)	(46,932)	(37,386)

Equity in the loss of BioMarin/Genzyme LLC	$(18,663)	$(23,466)	$(18,693)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

At December 31, 2002 and 2003, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in and advances to the joint venture are as follows (in thousands):

	December,
	2002	2003
Assets	$10,645	$35,991
Liabilities	(5,009)	(11,977)

Net equity	$5,636	$24,014

50% share of net equity	$2,818	$12,007
Due from BioMarin/Genzyme LLC	2,137	4,051

Investment in and advances to BioMarin/Genzyme LLC	$4,955	$16,058

(b) Change in Joint Venture Presentation in the Consolidated Statements of Operations

With the commercial launch of Aldurazyme during the second quarter of 2003, the Company changed its presentation of the results of operations of the joint venture under the equity method. Previously, the Company recorded revenue to the extent that the services performed by the Company on behalf of the joint venture were funded by Genzyme. Costs incurred by the Company on behalf of the joint venture were recorded as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC previously represented 50% of the joint venture net loss that related to costs incurred by Genzyme.

In the new presentation, the equity in the loss of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s net loss. Costs incurred by the Company on behalf of the joint venture are included in the financial statements of the joint venture. This change in presentation had no effect on the Company’s loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting.

The Company’s consolidated statements of operations for prior periods have been reclassified to conform to the new presentation. The following table shows the previously presented results of operations of the Company and the current presentation for the years ended December 31, 2001 and 2002 (in thousands):

	Year Ended December 31, 2002
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$13,919	$(13,919)	$—
Operating expenses:
Research and development	54,455	(27,168)	27,287
General and administrative	17,541	(670)	16,871
Equity in the loss of BioMarin/Genzyme LLC	9,547	13,919	23,466
In-process research and development	11,223	—	11,223

Total operating expenses	92,766	(13,919)	78,847

Loss from operations	$(78,847)	$—	$(78,847)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

	Year Ended December 31, 2001
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$11,330	$(11,330)	$—
Operating expenses:
Research and development	44,914	(22,333)	22,581
General and administrative	6,718	(327)	6,391
Equity in the loss of BioMarin/Genzyme LLC	7,333	11,330	18,663
In-process research and development	11,647	—	11,647

Total operating expenses	70,612	(11,330)	59,282

Loss from operations	$(59,282)	$—	$(59,282)

(c) Joint Venture Critical Accounting Policies

Revenue recognition—BioMarin/Genzyme LLC recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

The timing of product shipments and receipts can have a significant impact on the amount of revenue that BioMarin/Genzyme LLC recognizes in a particular period. Also Aldurazyme is sold at least in part through distributors. Inventory in the distribution channel consists of inventory held by distributors, who are BioMarin/Genzyme LLC’s customers, and inventory held by retailers, such as pharmacies and hospitals. BioMarin/Genzyme LLC’s revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increased to excessive levels, BioMarin/Genzyme LLC could experience reduced purchases in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration. To determine the amount of Aldurazyme inventory in the BioMarin/Genzyme LLC U.S. distribution channel, the BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

BioMarin/Genzyme LLC records reserves for rebates payable under Medicaid and payer contracts, such as managed care organizations, as a reduction of revenue at the time product sales are recorded. BioMarin/Genzyme LLC records allowances for product returns as a reduction of revenue at the time product sales are recorded. The product returns reserve is estimated based on BioMarin/Genzyme LLC’s experience of returns for Aldurazyme, or for similar products. If the history of product returns changes, the reserve is adjusted appropriately. BioMarin/Genzyme LLC’s estimate of distribution channel inventory is also used to assess the reasonableness of its product returns reserve.

BioMarin/Genzyme LLC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Inventory—BioMarin/Genzyme LLC values inventories at cost or, if lower, fair value. BioMarin/Genzyme LLC determines cost using the first-in, first-out method of inventory costing and writes down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. If actual market conditions are less favorable than those projected by the joint venture, additional inventory write-downs may be required.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to 3(a) for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(4) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2003, consisted of (in thousands):

	December 31,		Estimated useful lives
Category	2002	2003
Leasehold improvements	$33,768	$34,465	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	11,838	13,891	5 years
Computer hardware and software	2,343	4,045	3 years
Office furniture and equipment	1,661	1,780	5 years
Construction-in-progress	—	1,404

	49,610	55,585
Less: Accumulated depreciation	(21,404)	(30,431)

Total property and equipment, net	$28,206	$25,154

Depreciation expense for the years ended December 31, 2001, 2002, and 2003 was, $6.2 million, $7.8 million and $9.0 million, respectively.

(5) ACQUISITIONS

(a) Acquisition of Glyko Biomedical Ltd. (GBL)

In 2002, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of BioMarin common stock. GBL’s principal asset was 11,367,617 shares of the Company’s common stock, which were subsequently retired. The Company incurred approximately $0.4 million and $2.0 million of costs associated with this transaction, which were included as general and administrative expenses in 2001 and 2002, respectively.

The following unaudited pro forma summary financial information displays the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2001. The pro forma information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2001, nor does it purport to represent operations for future periods (in thousands, except per share data):

	Years ended December 31,
	2001	2002
Operating expenses	$(57,445)	$(76,928)
Loss from continuing operations	(57,445)	(76,928)

Loss per share from continuing operations, basic and diluted	$(1.40)	$(1.44)
Weighted average common shares outstanding	41,083	53,279

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

(b) Purchase of Synapse Technologies Inc.

In 2002, the Company purchased all of the outstanding capital stock of Synapse Technologies Inc. (Synapse), a privately held Canadian company, for approximately $10.2 million in Company common stock (885,240 shares). The Company also issued options and warrants to purchase 80,221 and 27,419 shares of the Company’s common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model with the resulting $561,000 and $85,000, respectively, included as additional purchase price. The purchase agreement includes Cdn. $8.0 million (which equaled approximately U.S. $6.2 million as of December 31, 2003) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012.

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

(c) Purchase of IBEX Therapeutic Assets

In October 2001, the Company purchased from IBEX Technologies Inc. and its subsidiaries (IBEX) the intellectual property and other assets associated with the IBEX therapeutic enzyme drug products (including Neutralase™ and Phenylase™). The purchase price was $10.4 million, consisting of $2.0 million in cash and $8.4 million in BioMarin common stock (814,647 shares). The Company also issued options to purchase 43,861 shares of the Company’s common stock. These options were valued using the Black-Scholes option pricing model with the resulting $291,000 included as additional purchase price. The purchase agreement includes approximately Cdn. $5.5 million (which equaled approximately U.S. $4.2 million as of December 31, 2003) in contingency payments upon U.S. regulatory approval of Phenylase, provided that approval occurs prior to October 31, 2006. The purchase agreement also includes approximately $8.2 million in contingency payments related to Neutralase, for which the Company terminated development during 2003 and, accordingly management does not expect they will ever be payable.

The purchase did not constitute a business combination because the assets acquired did not meet the definition of a business for accounting purposes, and as a result, the entire purchase price plus related acquisition expenses totaling $11.6 million was expensed in 2001 as in-process research and development.

(6) SALE OF GLYKO, INC. ASSETS

On January 2, 2003, the Company sold certain Glyko assets including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $200,000, a note receivable payable in installments through 2006 totaling $500,000 without interest, and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $800,000. The future royalties are based upon the terms of the related license agreement, which terminates in January 2008. As

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

the net book value of the Glyko assets was reduced to zero as of December 31, 2002, the Company recognized a gain on disposal of discontinued operations totaling $577,000 in 2003. The gain represents the cash and note receivable received offset by the discount on the note receivable and related transaction fees incurred during 2003.

(7) CURRENT AND OTHER LONG-TERM LIABILITIES

As of December 31, 2002 and 2003, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2003
Accounts payable	$141	$382
Accrued accounts payable	1,556	5,092
Accrued vacation	814	1,071
Accrued compensation	943	2,754
Accrued other	476	799

	$3,930	$10,098

As of December 31, 2002 and 2003, other current liabilities consisted of the following (in thousands):

	December 31,
	2002	2003
Current portion of equipment loans	$2,438	$2,686
Current portion of capital leases	72	31
Current portion of lease commitment accrual	407	—

	$2,917	$2,717

As of December 31, 2002 and 2003, other long-term liabilities consisted of the following (in thousands):

	December 31,
	2002	2003
Long-term portion of equipment loans	$3,358	$672
Long-term portion of capital leases	25	—
Long-term portion of lease commitment accrual	1,843	—

	$5,226	$672

(8) CONVERTIBLE DEBT

In June 2003, the Company sold $125 million of convertible debt due on June 15, 2008. The debt was issued at face value and bears interest at the rate of 3.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $14.01 per share, subject to adjustment in certain circumstances. On or after June 20, 2006, the Company may, at its option, redeem the notes, in whole or in part, at predetermined prices, plus any accrued and unpaid interest to the redemption date. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.4 million of amortization expense during 2003.

(9) EQUIPMENT LOANS

The Company entered into several agreements for secured loans totaling $2.6 million during 2002. The loans bear interest at rates ranging from 8.06% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require the Company to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, the Company can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties. The Company did not enter into any new loan agreements during 2003.

Principal payments due on equipment loans range from approximately $10,000 to $112,000 per month, and are payable as follows (in thousands):

2004	$2,686
2005	672

$3,358

(10) MILESTONE REVENUE

During May 2003, the Company received $12.1 million from Genzyme for the one-time milestone payment related to the marketing approval of Aldurazyme. The milestone payment is included as revenue in the accompanying consolidated statements of operations.

(11) LEASE LIABILITY

In December 2002, the Company decided to abandon further development of one of its leased facilities that was originally planned for expansion of research and development activities. The Company recorded an impairment charge totaling $1.0 million to reduce the net book value of the assets related to the facility to zero. The Company also recorded a liability for the costs that would continue to be incurred under the remaining term of the lease, for which there was deemed to be no economic benefit. The estimated fair value of the discounted liability at December 31, 2002 was $2.3 million, which was net of the estimated sub-lease income that was reasonably obtainable. Both the impairment charge and the expense related to the remaining lease commitment were included as general and administrative expenses for the year ended December 31, 2002. The facility was not occupied prior to the abandonment. In September 2003, the Company decided to develop the previously abandoned facility. As a result of the decision to develop the facility for future use, the Company reversed the remaining liability in September 2003 totaling $2.0 million, which is included as a reduction of general and administrative expenses in the 2003 consolidated statement of operations.

(12) STOCKHOLDERS’ EQUITY

(a) Common Stock

The Company had an agreement with Acqua Wellington for an equity investment in the Company. The Company voluntarily terminated the agreement with Acqua Wellington in September 2003. Acqua Wellington did not purchase any stock under this agreement during 2002. During 2003, Acqua Wellington purchased 765,816 shares for $8.0 million, net of issuance costs.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

In February 2003, the Company completed a public offering of its common stock. In the offering, the Company sold 8,625,000 shares, and the net proceeds were approximately $80.5 million. The offering was pursuant to the Company’s shelf registration statement filed in December 2002, which allows the Company to sell shares of its common stock in one or more offerings, up to a total dollar amount of $150.0 million.

In June 2003, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 75 million shares to 150 million shares.

(b) Notes Receivable from Stockholders

In 1997, the Company issued 2.5 million shares of Founders’ Stock to three officers in exchange for notes receivable from the officers. The notes and associated interest have been repaid as of December 31, 2003. The notes carried an interest rate of 6% and were secured by the underlying stock.

(c) Deferred Compensation

In connection with certain stock option and stock grants to employees from 1998 to 2000, the Company recorded deferred compensation totaling $4.2 million, which has been amortized over the estimated vesting periods of the grantees. Amortization expense recognized during the years ended December 31, 2001, 2002, and 2003 was $0.8 million, $0.7 million and $47,000, respectively.

(d) Stockholders’ Rights Plan

In 2002, the Board of Directors authorized a stockholders’ rights plan. Terms of the Plan provide for stockholders of record at the close of business on September 23, 2002 to receive one preferred share purchase right (a “Right”) for each outstanding share of common stock held. The Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the common stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to purchase shares of Series B Junior Participating Preferred Stock of the Company that have significantly superior dividend, liquidation, and voting rights to the common stock. The Company will be entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Plan expires in 2012.

(13) STOCK-BASED COMPENSATION PLANS

The Company has three stock-based compensation plans:

•	The 1997 Stock Plan (the 1997 Plan) provides for the grant of stock options and the issuance of common stock to employees, officers, directors, and consultants. As of December 31, 2003, 12,917,229 shares were reserved for issuance of options under the 1997 Plan, of which 9,296,706 options were outstanding.

•	The 1998 Director Option Plan (the Director Plan) provides for the grant of stock options and the issuance of common stock to nonemployee directors. As of December 31, 2003, 700,000 shares were reserved for issuance of options under the Director Plan, of which 385,000 options were outstanding.

Options currently outstanding under the 1997 Plan and the Director Plan generally vest in four years or less. Options generally terminate from 5 to 10 years from the date of grant or 90 days after termination of employment.

•	The 1998 Employee Stock Purchase Plan (1998 Purchase Plan) provides for the purchase by eligible employees of Company common stock at semi-annual intervals through periodic payroll deductions.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

Purchases are limited to 5% of the total combined voting power or value of the Company. Individual employee contributions are limited to 10% of the employee’s salary and a maximum value of $25,000 per calendar year. Shares are purchased on April 30 and October 31 of each year. As of December 31, 2003, 281,543 shares have been issued under the 1998 Purchase Plan and 468,457 shares are reserved for future issuances.

A summary of the activity in the 1997 Plan and the Director Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable at end of year	Weighted average fair value of options granted
Outstanding at December 31, 2000	5,539,258	10.92	2,067,302
Granted	2,844,206	10.80		8.22
Exercised	(343,560)	3.66
Canceled	(273,226)	14.21

Outstanding at December 31, 2001	7,766,678	11.18	3,682,150
Granted	996,893	8.64		5.61
Exercised	(412,148)	4.03
Canceled	(1,273,914)	11.35

Outstanding at December 31, 2002	7,077,509	11.21	4,524,655
Granted	3,662,775	7.89		5.69
Exercised	(799,757)	6.68
Canceled	(258,821)	9.74

Outstanding at December 31, 2003	9,681,706	10.37	5,369,082

There were 600,000 and 1,409,544 options available for grant under the 1997 Plan and the Director Plan at December 31, 2002 and 2003, respectively.

As of December 31, 2003, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Contractual life	Weighted average exercise price	Weighted average number of options exercisable	Weighted average exercise price
$ 3.50 to 7.00	2,052,993	7.6	$5.97	909,880	$5.23
7.01 to 10.50	3,629,444	8.2	8.73	1,187,496	9.30
10.51 to 14.00	2,952,807	5.4	12.46	2,283,140	12.56
14.01 to 17.50	534,668	2.6	15.75	507,193	15.71
17.51 to 21.00	195,794	3.6	19.50	185,166	19.50
21.01 to 24.50	220,000	6.1	21.96	204,792	21.96
24.51 to 28.00	81,000	1.2	25.81	76,728	25.82
28.01 to 31.50	15,000	1.2	31.25	14,687	31.25

	9,681,706	6.7	10.37	5,369,082	11.73

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

The following summarizes the assumptions used to determine the fair value of each option using the Black-Scholes option-pricing model:

Dates of grant	Interest rate	Dividend yield	Life	Volatility
January 1, 2001 to December 31, 2001	3.9% to 4.9%	0.00%	8 years	76%
January 1, 2002 to December 31, 2002	4.6% to 5.0%	0.00%	8 years	72%
January 1, 2003 to December 31, 2003	3.5% to 4.6%	0.00%	6 years	79%

(14) INCOME TAXES

As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $215.5 million and state net operating loss carryforwards of approximately $101.5 million. The Company also had federal research and development and orphan drug credit carryforwards of approximately $36.3 million as of December 31, 2003, and state research credit carryovers of approximately $8.1 million. The federal net operating loss and credit carryforwards expire at various dates beginning in the year 2006 through 2023, if not utilized. The state net operating loss carryforwards begin to expire in 2005 and will completely expire in 2013 if not utilized. Certain state research credit carryovers will begin to expire in 2014 if not utilized with others carrying over indefinitely.

Utilization of the Company’s net operating loss carryforwards and credits may be subject to limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$57,360	$84,385
Research and other credits	34,663	44,362
Capitalized research expenses	7,628	5,651
Depreciation and amortization	8,003	9,718
Accrued expenses and reserves	360	602
Other	488	3,112

Total deferred tax assets	108,502	147,830
Valuation allowance	(108,502)	(147,830)

Net deferred tax assets	$—	$—

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

(15) COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases office space and research, testing and manufacturing laboratory space in various facilities under operating agreements expiring at various dates through 2013. Minimum lease payments for future years are as follows (in thousands):

2004	$3,812
2005	3,753
2006	3,638
2007	3,488
2008	3,593
Thereafter	11,255

$29,539

Rent expense for the years ended December 31, 2001, 2002, and 2003 was $2.2 million, $2.9 million and $2.6 million, respectively.

(b) Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain research and development activities. These amounts are included as research and development expenses as services are provided. Funding commitments as of December 31, 2003 to these institutions for future years are as follows (in thousands):

2004	$2,250
2005	320

$2,570

The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums. As of December 31, 2003, such minimum annual commitments are approximately $375,000.

(c) Purchase Commitments

The Company has entered into agreements with certain service providers and suppliers to provide services and materials used in the Company’s operations. Certain of these agreements have minimum purchase quantities and other contractually committed costs. The Company had future commitments under such agreements totaling approximately $1.4 million as of December 31, 2003.

(d) Contingencies

From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

The Company is also subject to contingent payments totaling approximately $18.9 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future, which includes $8.2 million related to Neutralase, for which the Company terminated development during 2003 and, accordingly, management does not expect they will ever be payable.

(16) RELATED-PARTY TRANSACTIONS

In 2001, the Company loaned its Chief Executive Officer $860,000 to purchase a property and received a promissory note secured by the property. The note matures on October 31, 2006, and bears interest at the Federal mid-term rate (3.55% as of December 31, 2003). The balance of the note plus accrued interest at December 31, 2003 was approximately $964,000 and is included in other assets in the accompanying consolidated balance sheets.

In February 2002, the Company loaned an officer $300,000 and received a promissory note secured by his unencumbered shares of the Company. The note accrued interest at the Federal short-term rate and was repaid during 2002.

In March 2002, the Company entered into an employment agreement with an officer that entitles the officer to loans from the Company of up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home is not completed. The loans bear interest and are due upon the officer’s termination of employment with the Company. As of December 31, 2003, there was approximately $76,000 outstanding under the loan arrangement with annual interest of 3.5% to 6.0%.

During 2002, certain consulting services were rendered by a director of the Company. The director was paid $56,000 in 2002, and $52,300 in January 2003, for those services.

An officer of the Company holds an adjunct faculty position with Harbor-UCLA Research Educational Institute (“REI”) for purposes of conducting research. REI licenses certain intellectual property and provides other research services to the Company. The Company is also obligated to pay REI royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. The Company paid REI approximately $1.1 million and $0.8 million in 2002 and 2003, respectively, primarily for research. The Company’s joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of products covered by the license agreement through November 2019, of which the officer is entitled to certain portions, based on the sales level per the terms of the agreement. The license agreement was effective before the senior vice president was a BioMarin officer. Pursuant to these agreements, the officer was entitled to approximately $172,000 during 2003.

(17) COLLABORATIVE AGREEMENTS

(a) Genzyme

In 1998, the Company entered into an agreement with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat MPS I. Under the agreement, Genzyme purchased 1,333,333 shares of the Company’s common stock for $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of the Company’s common stock for an additional $10.0 million. Genzyme has also paid the Company $12.1 million in cash upon FDA approval of the Biologics License Application for Aldurazyme (Note 10).

(b) Other Agreements

The Company is engaged in research and development collaborations with various other entities. These provide for sponsorship of research and development by the Company and may also provide for exclusive

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements can be terminated for cause by either party upon 90 days written notice.

(18) COMPENSATION PLANS

(a) Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company. The employment agreement with the Company’s Chief Executive Officer, which expires on October 31, 2006, may be renewed for a three-year period. Bonuses under certain of the employment agreements are based upon employees’ annual salaries or the occurrence of certain events as specified by the terms of the employment agreements and totaled approximately $225,000 and $516,000 in 2002 and 2003, respectively.

(b) 401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, on the earlier of the next occurring January 1, April 1, July 1, or October 1. Participants may contribute up to the lesser of 20% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of Participant’s contributions up to a maximum of the lesser of 2% of the employee’s annual compensation or $4,000 per year. The Company’s matching contribution vests over four years from employment commencement and was approximately $90,000, $246,000 and $292,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Employer contributions not vested upon employee termination are forfeited.

(19) SUPPLEMENTAL CASH FLOW INFORMATION

The following noncash transactions took place in the periods presented (in thousands):

	Year ended December 31,
	2001	2002	2003
Issuance of common stock and stock options to acquire the IBEX therapeutic assets	8,615	—	—
Issuance of common stock, warrants and options to acquire Synapse	—	10,827	—
Issuance of common stock and stock options to acquire GBL	—	48,312	—
Fair value of restricted stock grant issued pursuant to an employment contract	—	—	275
Borrowings under capital lease arrangements	206	—	—

The Company’s cash payments for interest on debt were $16,500, $0.5 million and $2.5 million for the years ended 2001, 2002 and 2003, respectively.

(20) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The Company’s quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2003

The Company’s common stock has been traded on the Nasdaq National Market since July 22, 1999. There were 104 common stockholders of record at December 31, 2003. No dividends have ever been paid by the Company.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2003:
Milestone revenue	$—	$12,100	$—	$—
Loss from continuing operations	(20,260)	(9,097)	(21,291)	(25,727)
Income (loss) from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	577	—	—	—
Net loss	(19,683)	(9,097)	(21,291)	(25,727)
Net loss per share, basic and diluted	(0.35)	(0.14)	(0.33)	(0.40)

Common stock price per share:
High	12.30	13.67	10.89	8.47
Low	5.79	9.16	7.00	6.60

2002:
Loss from continuing operations	$(26,584)	$(14,573)	$(16,890)	$(19,325)
Income (loss) from discontinued operations	122	172	(219)	60
Loss from disposal of discontinued operations	(141)	(10)	(8)	(65)
Net loss	(26,603)	(14,411)	(17,117)	(19,330)
Net loss per share, basic and diluted	(0.51)	(0.27)	(0.32)	(0.36)

Common stock price per share:
High	14.05	10.50	6.53	8.71
Low	9.25	4.00	3.57	4.73

EXHIBIT INDEX

2.1	Canadian Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on December 26, 2001 as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

2.2	United States Asset Purchase Agreement dated October 9, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

2.3	Amendment to Canadian Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Pharmaceutical Nova Scotia Company, IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., previously filed with the Commission on November 6, 2001 as Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.4	Amendment to United States Asset Purchase Agreement dated October 31, 2001 by and among BioMarin Pharmaceutical Inc., BioMarin Enzymes Inc., IBEX Technologies Inc., IBEX Pharmaceutical Inc., IBEX Technologies LLC, IBEX Technologies Corp. and Technologies IBEX R&D Inc., and IBEX Technologies Delaware Corp., previously filed with the Commission on November 6, 2001 as Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-72866), which is incorporated herein by reference.

2.5	Acquisition Agreement for a Plan of Arrangement by and among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company, and Glyko Biomedical Ltd., dated February 6, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amending Agreement among BioMarin Pharmaceutical Inc., BioMarin Acquisition (Nova Scotia) Company and Glyko Biomedical Ltd., dated as of May 16, 2002, previously filed with the Commission on August 26, 2002 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.5	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.7	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.11	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.12	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.13	Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.14	Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.15	License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.16	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.17	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.18	Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.19	Bioprocessing Services Agreement dated July 15, 2002, between BioMarin Pharmaceutical Inc. and Diosynth RTP Inc., previously filed with the Commission on August 14, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20*	Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.22	Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.23	Standard NNN Lease dated June 25, 1998 for 46 Galli Drive, previously filed with the Commission on May 4, 1999 as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.24	First Amendment to Lease dated April 14, 2000 for 46 Galli Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.25	Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.26	Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.27	Commercial Lease and Deposit Receipt, dated December 23, 1996 for 11 Pimentel Court and 13 Pimentel Court, previously filed with the Commission on May 4, 1999 as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28	Amendment to Lease Agreement for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and Glyko, Inc., Lessee, dated March 15, 2000, previously filed with the Commission on March 3, 2003 as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.29	Second Amendment to Lease for 11 Pimentel Court and 13 Pimentel Court dated December 23, 1996 by and between Douglas Kaye, Lessor and BioMarin Pharmaceutical Inc., a Delaware Corporation, Successor in Interest to Glyko, Inc., Lessee, dated December 31, 2002, previously filed with the Commission on March 3, 2003 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30	Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated August 15, 2001, previously filed with the Commission on August 16, 2001 as Exhibit 1.2 to the Company’s Post Effective Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-48800), which is incorporated herein by reference.

10.34	Amendment No.1 to Common Stock Purchase Agreement between BioMarin Pharmaceutical Inc. and Acqua Wellington North American Equities Fund, Ltd. dated September 24, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.35	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.36	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.37	Second Amended and Restated Agreement for Plan of Arrangement by and among the Company, BioMarin Delivery Canada Inc. and Synapse Technologies Inc., dated February 4, 2002, previously filed with the Commission on April 1, 2002 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Auditors for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Auditors for BioMarin/Genzyme LLC

24.1*	Power of Attorney (Included in Signature Page)

31.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003 and 2002.

*	Filed herewith