Form 10-Q
period 2004-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2004-05-05
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,364,988 shares common stock, par value $0.001, outstanding as of May 3, 2004.

BIOMARIN PHARMACEUTICAL INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003 (1)	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,406	$96,199
Short-term investments	84,951	94,999
Investment in and advances to BioMarin/Genzyme LLC	16,058	15,149
Other current assets	2,854	2,478

Total current assets	225,269	208,825

Property and equipment, net	25,154	24,447
Other assets	5,917	6,024

Total assets	$256,340	$239,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,098	$12,850
Other current liabilities	2,717	2,311

Total current liabilities	12,815	15,161

Convertible debt	125,000	125,000
Other long-term liabilities	672	363

Total liabilities	138,487	140,524

Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,156,285 and 64,273,601 shares issued and outstanding December 31, 2003 and March 31, 2004, respectively	64	64
Additional paid-in capital	414,110	414,929
Warrants	5,219	5,219
Deferred compensation	(145)	(101)
Accumulated other comprehensive loss	(17)	(16)
Accumulated deficit	(301,378)	(321,323)

Total stockholders’ equity	117,853	98,772

Total liabilities and stockholders’ equity	$256,340	$239,296

(1)	December 31, 2003 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2004

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2003	2004
Operating expenses:
Research and development	$10,991	$13,887
General and administrative	2,799	3,689
Equity in the loss of BioMarin/Genzyme LLC	6,753	1,759

Total operating expenses	20,543	19,335

Loss from operations	(20,543)	(19,335)
Interest income	413	761
Interest expense	(130)	(1,371)

Net loss from continuing operations	(20,260)	(19,945)
Gain on disposal of discontinued operations	577	—

Net loss	$(19,683)	$(19,945)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.36)	$(0.31)
Gain on disposal of discontinued operations	0.01	—

Net loss	$(0.35)	$(0.31)

Weighted average common shares outstanding	56,964	64,225

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2004

(In thousands, unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(20,260)	$(19,945)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,085	2,251
Gain on disposals of property and equipment	(28)	—
Other	95	(60)
Changes in operating assets and liabilities:
Investment in and advances to BioMarin/Genzyme LLC	(48)	909
Other current assets	1,092	376
Other assets	(313)	(315)
Accounts payable and accrued liabilities	5,539	2,752
Other liabilities	(98)	—

Net cash used in continuing operations	(11,936)	(14,032)
Net cash provided by discontinued operations	140	—

Net cash used in operating activities	(11,796)	(14,032)

Cash flows from investing activities:
Purchase of property and equipment	(170)	(1,232)
Proceeds from sale of equipment	28	—
Sale of short-term investments	24,058	25,388
Purchase of short-term investments	(6,500)	(35,436)

Net cash provided by (used in) investing activities	17,416	(11,280)

Cash flow from financing activities:
Net proceeds from public offering of common stock	80,530	—
Net proceeds from sale of common stock to Acqua Wellington	4,950	—
Proceeds from exercise of stock options	1,448	807
Repayment of notes payable and capital lease obligations	(362)	(715)
Other	—	12

Net cash provided by financing activities	86,566	104

Effect of foreign currency translation on cash	11	1

Net increase (decrease) in cash	92,197	(25,207)

Cash and cash equivalents:
Beginning of period	33,638	121,406

End of period	$125,835	$96,199

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Notes To Consolidated Financial Statements

March 31, 2004

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops innovative biopharmaceuticals and commercializes therapeutics for serious pediatric diseases. The Company’s core competencies include research and development capabilities, including preclinical studies and clinical trials, laboratory, clinical and commercial scale manufacturing capabilities and related regulatory and administrative capabilities. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States on April 30, 2003 and in the European Union on June 11, 2003. The Company is incorporated in the state of Delaware.

Through March 31, 2004, the Company had accumulated losses of approximately $321.3 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, and short-term investments at March 31, 2004, will be sufficient to meet the Company’s obligations through the third quarter of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financing, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: its ability to successfully commercialize Aldurazyme and its other product candidates; its ability to successfully integrate acquisitions; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; the possible need for additional financing; dependence on key personnel; uncertain patent protection; significant competition from larger organizations; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

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

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

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

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). Short-term investments are comprised mainly of federal agency investments, taxable municipal debt securities and corporate bonds. At March 31, 2004, the Company had no available-for-sale investments and no investments with unrealized losses when aggregated by category of investment. The carrying value of the Company’s investments approximated their fair value at March 31, 2004.

(e) Investment In and Advances to BioMarin/Genzyme LLC and Equity in the Loss of BioMarin/Genzyme LLC

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

See Note 3(b) for discussion of the Company’s change in presentation of the joint venture results of operations in 2003.

(f) Net Loss Per Share

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

Potentially dilutive securities include (in thousands):

	March 31,
	2003	2004
Options to purchase common stock	7,856	9,377
Common stock issuable under convertible debt	—	8,920
Warrants to purchase common stock	780	780

Total	8,636	19,077

(g) Stock Option Plans

The Company has three stock-based compensation plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, to stock-based compensation (in thousands).

	Three Months ended March 31,
	2003	2004
Net loss as reported	$(19,683)	$(19,945)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,285)	(3,240)

Pro forma net loss	$(22,968)	$(23,185)

Net loss per share as reported, basic and diluted	$(0.35)	$(0.31)
Pro forma net loss per share, basic and diluted	(0.40)	(0.36)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(h) Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to clarify the required accounting for interests in variable interest entities. Management does not expect the adoption of this pronouncement to have a significant impact on the Company’s consolidated financial statements.

(i) Reclassifications

Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. See Note 3(b) for discussion of the Company’s joint venture presentation changes.

(3) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three months ended March 31, 2003 and 2004 are presented in the table below (in thousands). The joint venture results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. It will result in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The difference will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials.

	Three Months ended March 31,
	2003	2004
Revenue	$334	$7,395
Cost of goods sold	—	98

Gross profit	334	7,297
Operating expenses	13,862	10,836

Loss from operations	13,528	3,539
Other income	22	22

Net loss	$13,506	$3,517

Equity in the loss of BioMarin/Genzyme LLC	$6,753	$1,759

At December 31, 2003 and March 31, 2004, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in and advances to the joint venture were as follows (in thousands):

	December 31, 2003	March 31, 2004
Assets	$35,991	$36,353
Liabilities	(11,977)	(11,979)

Net equity	$24,014	$24,374

50% share of net equity	$12,007	$12,187
Due from BioMarin/Genzyme LLC	4,051	2,962

Investment in and advances to BioMarin/Genzyme LLC	$16,058	$15,149

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

The Company’s consolidated statements of operations for prior periods have been reclassified to conform to the new presentation. The following table shows the previously presented results of operations of the Company and the current presentation for the three months ended March 31, 2003 (in thousands):

	Three Months Ended March 31, 2003
	Prior Presentation	Reclassifications	New Presentation
Revenue from BioMarin/Genzyme LLC	$3,496	$(3,496)	$—
Operating expenses:
Research and development	17,758	(6,767)	10,991
General and administrative	3,024	(225)	2,799
Equity in the loss of BioMarin/Genzyme LLC	3,257	3,496	6,753

Total operating expenses	24,039	(3,496)	20,543

Loss from operations	$(20,543)	$—	$(20,543)

(c) Joint Venture Critical Accounting Policies

Revenue recognition—BioMarin/Genzyme LLC recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

The timing of product shipments and receipts can have a significant impact on the amount of revenue that BioMarin/Genzyme LLC recognizes in a particular period. Also, Aldurazyme is sold at least in part through distributors. Inventory in the distribution channel consists of inventory held by distributors, who are BioMarin/Genzyme LLC’s customers, and inventory held by retailers, such as hospitals. BioMarin/Genzyme LLC’s revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increased to excessive levels, BioMarin/Genzyme LLC could experience reduced purchases in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration. To monitor the amount of Aldurazyme inventory in the BioMarin/Genzyme LLC U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

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

Inventory—BioMarin/Genzyme LLC values inventories at cost or, if lower, fair value. BioMarin/Genzyme LLC determines cost using the first-in, first-out method of inventory costing and writes down inventory that has expired, become obsolete, has a cost basis in excess of its expected net realizable value, or is in excess of expected requirements. If actual market conditions are less favorable than those projected by the joint venture, additional inventory write-downs may be required.

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to 3(a) for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(4) STOCKHOLDERS’ EQUITY

The Company had an agreement with Acqua Wellington for an equity investment in the Company. The Company voluntarily terminated its agreement with Acqua Wellington in September 2003. During the first quarter of 2003, Acqua Wellington purchased 500,000 shares of the Company’s common stock for $5.0 million, net of issuance costs.

In February 2003, the Company completed a public offering of its common stock. In the offering, the Company sold 8,625,000 shares, and the net proceeds were approximately $80.5 million. The offering was pursuant to the Company’s shelf registration statement filed in December 2002, which allows the Company to sell shares of its common stock in one or more offerings, up to a total of $150.0 million.

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Accounts payable	$382	$2,299
Accrued accounts payable	5,092	5,759
Accrued vacation	1,071	1,193
Accrued compensation	2,754	2,211
Accrued other	799	1,388

Total	$10,098	$12,850

(6) CONVERTIBLE DEBT

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million of amortization expense during the first quarter of 2004.

(7) SALE OF GLYKO, INC. ASSETS

In January 2003, the Company sold certain Glyko assets including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $200,000, a note receivable payable in installments through 2006 totaling $500,000 without interest, and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $800,000. The future royalties are based upon the terms of the related license agreement, which terminates in January 2008. As the net book value of the Glyko assets was reduced to zero as of December 31, 2002, the Company recognized a gain on disposal of discontinued operations totaling $577,000 in 2003. The gain represents the cash and note receivable received offset by the discount on the note receivable and related transaction fees incurred during 2003.

(8) SUBSEQUENT EVENT

On April 20, 2004, the Company signed definitive agreements with Medicis Pharmaceutical Corporation (Medicis) to obtain its Pediatric Business as defined in the transaction documents. The transaction includes: Orapred®, a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a United States sales force. The closing of the transaction is subject to certain closing conditions, including regulatory approval in the United States, and is expected to be completed in the second quarter of 2004. The transaction price is $175 million, which will be paid to Medicis in varying cash payments totaling $155 million through 2009, and a payment of $20 million in BioMarin common stock in 2009, based on the fair value of the stock at that time. The Company will also assume approximately $15 million in liabilities of Medicis, which represents payments owed by Medicis to the original developers of Orapred. In connection with the transaction, the Company will also acquire certain assets, including inventory on hand at the time of closing.

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

Overview

We develop innovative biopharmaceuticals and commercialize therapeutics for serious pediatric diseases. We select product candidates for diseases and conditions that represent both a significant medical need and also have well-understood biology.

Our first pediatric-focused product, Aldurazyme (laronidase), has been approved for marketing in the United States by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for breaking down certain complex carbohydrates. MPS I is a progressive disease that afflicts patients from birth and leads to severe disabilities and early death. As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

We are developing other pediatric-focused product candidates including Aryplase™ (recombinant, human N-acetylgalactosamine 4-sulfatase) for the treatment of mucopolysaccharidosis VI (MPS VI), Phenoptin™, a proprietary oral form of tetrahydrobiopterin (6R-BH4), for the treatment of moderate to mild forms of phenylketonuria (PKU), and Phenylase™ (recombinant phenylalanine ammonia lyase) for those who do not respond to Phenoptin, likely those with the more severe form of PKU.

In October 2003, we completed enrollment in a Phase 3 trial of Aryplase for the treatment of MPS VI, a progressive and seriously debilitating genetic disease for which no drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of certain complex carbohydrates. We completed the Phase 3 trial in April 2004 and expect to announce data in the second quarter of 2004. Pending positive data and regulatory review, we expect to file for marketing authorization in the U.S. and E.U. in the fourth quarter of 2004. Aryplase has received orphan drug designation for the treatment of MPS VI in the U.S. and the E.U.

In February 2004, we initiated a clinical trial related to our PKU program. Our PKU program is comprised of two investigational therapies: Phenoptin for mild to moderate PKU and Phenylase for more severe PKU. PKU is an inherited genetic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world, half of whom have a moderate to mild form of the disease. It is caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of phenylalanine (Phe). Phe is an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. Phenoptin™, our lead product candidate for the treatment of PKU, is a proprietary oral form of tetrahydrobiopterin (6R-BH4), an oral enzyme cofactor that works in combination with PAH to metabolize Phe. If approved, it could become the first drug for the treatment of PKU. In November 2003, we entered into an agreement with Merck Eprova AG, a subsidiary of Merck KGaA, for the development and manufacturing of Phenoptin. We expect to begin clinical trials with Phenoptin in 2004. Phenylase, an enzyme therapy currently in preclinical development, is being developed as a subcutaneous injection and is intended for those who do not respond to Phenoptin, likely those with the more severe form of the disease.

Outside of pediatrics, we are evaluating multiple enzyme-based therapies for serious medical conditions: Vibrilase™, an investigational topical enzyme therapy for use in the debridement of serious burns, and preclinical candidates including Chondroitinase for spinal cord injuries and Extravase™ for reperfusion injury. We completed enrollment in a Phase 1 clinical trial of Vibrilase in the United Kingdom and we expect to announce data in the second quarter of 2004. We are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. We have retained all worldwide commercial rights to all of our product candidates. Additionally, we are evaluating two platform technologies, NeuroTrans™ and Immune Tolerance, to overcome limitations associated with existing pharmaceuticals.

In September 2003, we announced that we halted our Phase 3a study of Neutralase™ for the reversal of anticoagulation by heparin in primary coronary artery bypass graft (CABG) surgery and that we have terminated the Neutralase program for all indications. The decision to halt the Phase 3a study resulted from a recommendation from an independent Data Safety Monitoring Board (DSMB) and, given the expected risk/benefit profile for Neutralase, we decided to stop development of the drug for all indications.

Our net loss in the first quarter of 2004 was $19.9 million as compared to $19.7 million in the first quarter of 2003. The increase was primarily due to increased research and development activities relating to Aryplase clinical trials and manufacturing, offset by the lack of Neutralase clinical trial and manufacturing costs as a result of the program termination and a decrease in the equity in the loss of BioMarin/Genzyme LLC. The decrease in the equity in the loss of BioMarin/Genzyme LLC was due to increased Aldurazyme sales and decreased joint venture research and development expenses resulting from the capitalization of inventory production costs upon the regulatory approval of Aldurazyme in the second quarter of 2003. Also contributing to the increase in net loss was an increase in interest expense related to the convertible debt issued in June 2003.

As of March 31, 2004, our combined cash, cash equivalents and short-term investments totaled $191.2 million, a decrease of $15.2 million from $206.4 million at December 31, 2003.

Our cash burn in the first quarter of 2004 was $15.2 million as compared to $10.9 million in the first quarter of 2003. The $4.3 million increase in cash burn, a non-GAAP financial measure, is primarily attributable to an increase in Aryplase research and development activities. See “Liquidity and Capital Resources—Non-GAAP Financial Measure” below for discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

On April 20, 2004, we signed definitive agreements with Medicis Pharmaceutical Corporation (Medicis) to obtain its Pediatric Business as defined in the transaction documents. The transaction includes: Orapred, a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. The closing of the transaction is subject to certain closing conditions, including regulatory approval in the U.S., and is expected to be completed in the second quarter of 2004. The transaction price is $175 million, which will be paid to

Medicis in varying cash payments totaling $155 million through 2009, and a payment of $20 million in our common stock in 2009, based on the fair value of our stock at that time. We will also assume approximately $15 million in liabilities of Medicis, which represents payments owed by Medicis to the original developers of Orapred. In connection with the transaction, we will also acquire certain assets, including inventory on hand at the time of closing.

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

In our current presentation, the equity in the loss of BioMarin/Genzyme LLC represents our 50% share of the joint venture’s net loss. Costs incurred by us on behalf of the joint venture are included in the financial statements of the joint venture and are not directly reflected in our operating expenses. This change had no effect on our loss from operations or net loss for all periods presented. Both the prior presentation and the new presentation are acceptable under the equity method of accounting. See Note 3(b) to the accompanying consolidated financial statements for further discussion of this change.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss of BioMarin/Genzyme LLC, impairment of long-lived assets, income taxes, research and development and inventory costs, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to the accompanying consolidated financial statements.

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

Research and Development and Inventory Costs

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. All research and development costs are expensed as incurred. Inventory costs for product candidates are expensed until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or market value.

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

Recent Accounting Pronouncements

See Note 2(h) of the accompanying consolidated financial statements for a full description of recent accounting pronouncements. We do not expect that any of these recent pronouncements will have a significant impact on our results of operations and financial condition.

Results of Operations

All of the activities related to the manufacture, distribution and sale of Aldurazyme are reported in the results of the joint venture. Because of this presentation and the significance of the joint venture’s compared to our total operations, we have divided our discussion of the Results of Operations into two sections, BioMarin in total and BioMarin/Genzyme LLC. The discussion of the joint venture’s operations includes the total amounts for the joint venture, not just our 50% interest in the operations.

BioMarin

Net Loss

Our net loss in the first quarter of 2004 was $19.9 million as compared to $19.7 million in the first quarter of 2003. The increase was primarily due to increased research and development activities relating to Aryplase clinical trials and manufacturing, offset by the lack of Neutralase clinical trial and manufacturing costs as a result of the program termination and a decrease in the equity in the loss of BioMarin/Genzyme LLC. The decrease in the equity in the loss of BioMarin/Genzyme LLC was due to increased Aldurazyme sales and decreased joint venture research and development expenses resulting from the capitalization of inventory production costs upon the regulatory approval of Aldurazyme in the second quarter of 2003. Also contributing to the increase in net loss was an increase in interest expense related to the convertible debt issued in June 2003.

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

Research and development expenses in the first quarter of 2004 increased by $2.9 million to $13.9 million from $11.0 million in the first quarter of 2003. The major factors causing the increase include increased personnel costs of $2.2 million, increased Aryplase clinical trial costs of $2.5 million, primarily relating to the recently completed Phase 3 clinical trial, and increased Aryplase manufacturing and facility costs of $2.1 million. Also contributing to the increase in research and development costs were clinical and manufacturing activities related to our Phenoptin program during the first quarter of 2004 of $0.5 million that were not incurred in 2003. These increases were offset by the lack of Neutralase manufacturing and clinical trial costs of $4.6 million as a result of the program termination in 2003.

General and Administrative Expense

Our general and administrative expenses include administrative personnel, facility and external costs required to support our product development programs. These general and administrative costs include facility operating expenses and depreciation, human resources and finance personnel costs and other corporate costs such as insurance and legal expenses.

General and administrative expenses in the first quarter of 2004 increased to $3.7 million in 2004 from $2.8 million in the first quarter of 2003. The major factors causing the increase include increased personnel costs of $0.5 million and increased facility costs of $0.4 million.

Equity in the loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Equity in the loss of BioMarin/Genzyme LLC was $1.8 million in the first quarter of 2004 compared to $6.8 million in the first quarter of 2003. The decrease is principally due to Aldurazyme sales during 2004 of $7.4 million and a decrease in joint venture research and development expenses of $6.2 million as a result of the capitalization of inventory production costs upon the regulatory approval of Aldurazyme in the second quarter of 2003. The decrease was partially offset by increased sales and marketing costs of $1.4 million associated with the commercialization of Aldurazyme.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $0.8 million in the first quarter of 2004 from $0.4 million in the first quarter of 2003 primarily due to increased levels of cash and investments obtained through the common stock and convertible debt offerings completed during 2003.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment loans. Interest expense was $1.4 million and $0.1 million in the first quarter of 2004 and the first quarter of 2003, respectively. The increase in the first quarter of 2004 is due to interest expense on the convertible debt that did not exist during the first quarter of 2003.

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

BioMarin/Genzyme LLC

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product produced prior to regulatory approval has been sold or has been used in clinical trials. See Note 3(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

Revenue and Gross Profit

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the U.S. on April 30, 2003, and in the E.U. on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $7.4 million of revenue and $7.3 million of gross profit during the first quarter of 2004. BioMarin/Genzyme LLC recognized $0.3 million of revenue during the first quarter of 2003, representing pre-approval sales on a named patient basis allowable in certain countries outside of the U.S.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercialization of Aldurazyme and totaled $10.8 million for the first quarter of 2004 as compared to $13.9 million for the first quarter of 2003. Operating expenses in the first quarter of 2004 included $4.5 million of sales and marketing expenses associated with the commercialization of Aldurazyme and $4.0 million of research and development costs, primarily clinical trial costs.

Operating expenses in the first quarter of 2003 included $3.1 million of sales and marketing expenses related to the anticipated launch of Aldurazyme and $9.7 million of research and development. Sales and marketing expenses increased in the first quarter of 2004 due to increased commercialization activities in support of the Aldurazyme commercialization. Research and development of the joint venture for the first quarter of 2003 included $6.2 million for the production of Aldurazyme prior to obtaining regulatory approval and $3.5 million of clinical trial costs and continued research and development efforts. Research and development decreased in the first quarter of 2004 compared to 2003 due to the capitalization of inventory in May 2003 after regulatory approval was obtained.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment financing and the related interest income earned on cash, cash equivalents and short-term investments. As of March 31, 2004, our combined cash, cash equivalents and short-term investments totaled $191.2 million, a decrease of $15.2 million from $206.4 million at December 31, 2003. During the first quarter of 2003, we raised $80.5 million from a public offering of our common stock, $5.0 million from the sale of our common stock to Acqua Wellington. We voluntarily elected to terminate our equity financing agreement with Acqua Wellington in September 2003.

The primary uses of cash during the three months ended March 31, 2004 were to finance operations, which primarily included the manufacturing and clinical trials of Aryplase and the related supporting functions. Our cash burn in the first quarter of 2004 was $15.2 million as compared to $10.9 million in the first quarter of 2003. The $4.3 million increase in cash burn during the first quarter of 2004, a non-GAAP financial measure, is primarily attributable to increased research and development expenditures. See “Non-GAAP Financial Measure” below for discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

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

We also expect to incur costs related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercialization.

As a result of the pending transaction with Medicis to obtain its Pediatric Business, we expect to pay Medicis $155 million in varying cash payments through 2009, of which $35 million is payable in 2004. We also expect to assume approximately $15 million in liabilities of Medicis for payments owed to the original developers of Orapred, of which $5.0 million is payable in 2004.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents and short-term investments, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current funds to meet our operating and capital requirements through the third quarter of 2005.

Our investment in our product development programs has a major impact on our operating performance. In the quarter ended March 31, 2004, our research and development expense of $13.9 million represents $10.6 million of Aryplase costs, $0.9 million of Phenoptin costs, $0.7 million of NeuroTrans costs, $0.1 million of Vibrilase costs and $1.6 million of research and development costs not allocated to specific major projects.

In the quarter ended March 31, 2003, our research and development expense of $11.0 million represents $5.2 million of Neutralase costs, $3.2 million of Aryplase costs, $0.2 million of Vibrilase costs and $2.4 million of research and development costs not allocated to specific major projects.

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Aryplase and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes including the development of our corporate facilities; and working capital.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the completion of the transaction with Medicis and the level of investment required to integrate the former Medicis Pediatrics Business;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We have entered into several agreements for loans secured by certain equipment with an aggregate outstanding balance totaling $2.7 million at March 31, 2004. The loans bear interest ranging from 8.06% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require us to maintain a minimum unrestricted cash balance of $35.0 million. Should the unrestricted cash balance fall below $35.0 million, we can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties. We expect to enter into additional loan facilities as we acquire additional equipment, expand our operations and develop our corporate facilities.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating and capital leases and other obligations related to research and development activities, licenses and sales royalties with annual minimums. Information about these obligations as of March 31, 2004, is presented in the table below (in thousands).

	Payments Due by Period
	Total	Remainder of 2004	2005	2006-2007	2008-2009	Thereafter
Convertible debt and related interest	$143,496	$3,281	$4,375	$8,750	$127,090	$—
Operating leases	28,625	2,898	3,753	7,126	7,256	7,592
Equipment loans and capital leases	2,680	2,026	654	—	—	—
Research and development and license obligations	780	665	115	—	—	—

Total	$175,581	$8,870	$8,897	$15,876	$134,346	$7,592

We have also licensed technology, for which we are required to pay royalties upon future sales, subject to annual minimums totaling $0.4 million.

We are also subject to contingent payments totaling approximately $18.7 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future, which includes $8.1 million related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

Non-GAAP Financial Measure

The discussion above includes “cash burn” (a non-GAAP financial measure). We define cash burn as the net increase (or decrease) in cash (as determined in accordance with GAAP) excluding the effect of capital markets financing activities and the purchase and sale of short-term investments (as determined in accordance with GAAP). Cash burn for the first quarter of 2004 of $15.2 million is equal to the net decrease in cash in the first quarter of 2004 compared to December 31, 2003 of $25.2 million offset by net purchases of short-term investments in the first quarter of 2004 of $10 million. Cash burn for the first quarter of 2003 of $10.9 million is equal to the net increase in cash in the first quarter of 2003 compared to the year ended 2002 of $92.2 million offset by net sales of short-term investments in the first quarter of 2003 of $17.6 million, minus capital market financings in the first quarter of 2003 of $85.5 million.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $18.9 million in sales revenue to our joint venture to date. We have no sales revenue from our product candidates. As of March 31, 2004, we had an accumulated deficit of $321.3 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the completion of the transaction with Medicis and the level of investment required to integrate the former Medicis pediatrics business;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We believe that our cash, cash equivalents and short-term investment securities balances at March 31, 2004, will be sufficient to meet our operating and capital requirements through the third quarter of 2005. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Only one of our drug products has received regulatory approval to be commercially marketed and sold in the U.S. and the E.U. If we fail to obtain regulatory approval for our other drugs, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

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

Aldurazyme and Aryplase both target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and Aryplase targets patients with MPS VI. We estimate that there are approximately 3,400 patients with MPS I and 1,100 patients with MPS VI in the developed world. We believe that we will need to market worldwide to achieve significant market penetration. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases, with small patient populations. Due to the expected costs of treatment for Aldurazyme and Aryplase, we may be unable to obtain sufficient market share for our drug products at a price high enough to justify our product development efforts.

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

We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unwilling to grant us any exclusive rights to technology or products derived from these collaborations prior to entering into the relationship.

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

Our sole manufacturing facility for Aldurazyme and Aryplase is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, which could materially impair our ability to manufacture Aldurazyme and Aryplase.

Our Novato, California facility is our only manufacturing facility for Aldurazyme and Aryplase. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme and Aryplase could be seriously, or potentially completely, impaired, we could incur delays in our development of Aryplase and Aldurazyme commercialization efforts and revenue from the sale of Aldurazyme could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

If we do not close the pending transaction with Medicis to obtain the Ascent operations or if we are unable to effectively integrate those operations, our revenues and operating expenses will be adversely affected.

Completion of our pending transaction with Medicis is subject to satisfaction of a number of conditions, including obtaining necessary governmental approvals. If we do not close this transaction, we will have expended a significant amount of time and resources and our management’s credibility may be adversely affected.

If we complete the pending transaction, there will be a number of new risks that we will face both relating to the integration of the operations and as a commercial organization. In connection with the integration, we will need to incorporate functions and operations that are new to our business, including sales and marketing functions. If we are not able to effectively integrate operations, we could experience higher than expected employee turnover, reduced revenue from Orapred, and higher than expected operating costs associated with the sales and marketing operations. Additionally, we expect to use the sales force obtained in this transaction to support the anticipated launch and commercialization of our product candidates. If we do not effectively integrate the operations, the sales force may not be able to provide the anticipated level of support, and we may be required to utilize a third party to commercialize the products.

If the transaction is completed, we expect that a majority of our revenue in the near term will be from sales of Orapred. As such our operating results will be dependent on the sales and performance of Orapred. Decreased sales or increased operational costs, whether due to increased competition, pricing pressure from managed care organizations, increased costs of raw materials or otherwise, could have an adverse affect on our revenues and operating expenses.

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

In 2002, our board of directors authorized a stockholder rights plan and related dividend of one preferred share purchase right for each share of our common stock outstanding at that time. In connection with an increase in our authorized common stock, our board approved an amendment to this plan in June 2003. As long as these rights are attached to our common stock, we will issue one right with each new share of common stock so that all shares of our common stock will have attached rights. When exercisable, each right will entitle the registered holder to purchase from us one two-hundredth of a share of our Series B Junior Participating Preferred Stock at a price of $35.00 per1/200 of a Preferred Share, subject to adjustment.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks at March 31, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at March 31, 2004 (in thousands):

	Carrying Value
Cash and cash equivalents	$96,199	*
Short-term investments	94,999	**

Total	$191,198

*	17.2% of cash and cash equivalents invested in money market funds, 79.2% in taxable municipal debt securities, 3.6% of uninvested cash.
**	45.7% of short-term investments invested in United States agency securities, 1.6% in municipal debt securities, 7.9% in taxable municipal debt securities and 44.8% in corporate bonds.

Our debt obligations consist of our convertible debt, equipment-based loans and capital lease obligations, which carry fixed interest rates and, as a result, we are not exposed to interest rate market risk on our debt. The carrying value of our convertible debt and equipment loans approximates their fair value at March 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in the factors that could significantly affect our internal controls during the fiscal quarter to which this report relates or subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Uses of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

On February 3, 2004, we filed a Current Report on Form 8-K regarding our financial results for the quarter and full year ended December 31, 2003.

On February 4, 2004, we filed a Current Report on Form 8-K regarding our assembly of a PKU advisory board to guide and participate in our PKU product development programs.

On February 24, 2004, we filed a Current Report on Form 8-K regarding our initiation of a clinical program for the treatment of PKU.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 4, 2004	By:	/s/ LOUIS DRAPEAU
Louis Drapeau, Chief Financial Officer,
Vice President, Finance and Secretary (On behalf of the registrant and as principal financial officer)

Exhibit Index

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.