Form 10-Q
period 2004-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2004-08-09
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,388,138 shares common stock, par value $0.001, outstanding as of August 5, 2004.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003 (1)	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,406	$48,247
Short-term investments	84,951	80,549
Restricted cash	—	25,124
Accounts receivable	—	4,612
Inventory	—	2,074
Investment in and advances to BioMarin/Genzyme LLC	16,058	18,675
Other current assets	2,854	2,306

Total current assets	225,269	181,587

Property and equipment, net	25,154	27,000
Acquired intangible assets and goodwill	—	133,090
Other assets	5,917	5,739

Total assets	$256,340	$347,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,098	$20,650
Current portion of acquisition obligation, net of discount	—	58,228
Other current liabilities	2,717	2,392

Total current liabilities	12,815	81,270

Convertible debt	125,000	125,000
Equipment and facility loan	—	3,778
Long-term portion of acquisition obligation, net of discount	—	93,474
Other long-term liabilities	672	704

Total liabilities	138,487	304,226

Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,156,285 and 64,366,988 shares issued and outstanding December 31, 2003 and June 30, 2004, respectively	64	64
Additional paid-in capital	414,110	420,577
Warrants	5,219	85
Deferred compensation	(145)	(58)
Accumulated other comprehensive loss	(17)	(557)
Accumulated deficit	(301,378)	(376,921)

Total stockholders’ equity	117,853	43,190

Total liabilities and stockholders’ equity	$256,340	$347,416

(1)	December 31, 2003 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2004

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net product sales	$—	$4,563	$—	$4,563
Milestone revenue	12,100	—	12,100	—

Total revenue	12,100	4,563	12,100	4,563

Operating expenses:
Cost of sales	—	613	—	613
Research and development	11,731	12,292	22,722	26,179
Selling, general and administrative	4,460	7,539	7,259	11,228
Amortization of acquired intangible assets	—	819	—	819
Acquired in-process research and development	—	35,444	—	35,444
Equity in the loss of BioMarin/Genzyme LLC	5,386	1,699	12,139	3,458

Total operating expenses	21,577	58,406	42,120	77,741

Loss from operations	(9,477)	(53,843)	(30,020)	(73,178)
Interest income	593	663	1,006	1,424
Interest expense	(213)	(2,418)	(343)	(3,789)

Net loss from continuing operations	(9,097)	(55,598)	(29,357)	(75,543)
Gain on disposal of discontinued operations	—	—	577	—

Net loss	$(9,097)	$(55,598)	$(28,780)	$(75,543)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.86)	$(0.49)	$(1.18)
Gain on disposal of discontinued operations	—	—	0.01	—

Net loss	$(0.14)	$(0.86)	$(0.48)	$(1.18)

Weighted average common shares outstanding, basic and diluted	63,494	64,339	60,247	64,282

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2004

(In thousands, unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(29,357)	$(75,543)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,202	6,472
Acquired in-process research and development	—	35,444
Gain on disposals of property and equipment	—	(104)
Changes in operating assets and liabilities:
Accounts receivable	—	(4,812)
Inventory	—	227
Investment in and advances to BioMarin/Genzyme LLC	(1,539)	(882)
Other current assets	108	548
Other assets	(725)	(236)
Accounts payable and accrued liabilities	8,193	3,129
Other liabilities	(195)	163

Net cash used in continuing operations	(19,313)	(35,594)
Net cash provided by discontinued operations	140	—

Net cash used in operating activities	(19,173)	(35,594)

Cash flows from investing activities:
Purchase of property and equipment	(772)	(5,653)
Proceeds from sale of equipment	28	—
Ascent Pediatrics transaction	—	(14,765)
Increase in restricted cash	—	(25,124)
Sale of short-term investments	50,066	41,300
Purchase of short-term investments	(54,447)	(37,435)

Net cash used in investing activities	(5,125)	(41,677)

Cash flows from financing activities:
Net proceeds from public offering of common stock	80,530	—
Net proceeds from sale of common stock to Acqua Wellington	7,950	—
Net proceeds from convertible debt offering	120,900	—
Proceeds from equipment and facility loan	—	4,208
Proceeds from exercise of stock options	3,661	921
Repayment of notes payable	(1,123)	(1,428)
Other	467	413

Net cash provided by financing activities	212,385	4,114

Effect of foreign currency translation on cash	47	(2)

Net increase (decrease) in cash	188,134	(73,159)

Cash and cash equivalents:
Beginning of period	33,638	121,406

End of period	$221,772	$48,247

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Notes To Consolidated Financial Statements

June 30, 2004

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops innovative biopharmaceuticals and commercializes therapeutics for serious pediatric diseases. The Company’s core competencies include research and development capabilities, including preclinical studies and clinical trials, laboratory, clinical and commercial scale manufacturing capabilities and related regulatory and administrative capabilities. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States on April 30, 2003 and in the European Union on June 11, 2003. On May 18, 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business. The transaction includes: Orapred®, a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. See Note 3 for further discussion of the transaction. The Company is incorporated in the state of Delaware.

Through June 30, 2004, the Company had accumulated losses of approximately $376.9 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, short-term investments and currently restricted cash at June 30, 2004, will be sufficient to meet the Company’s obligations through the third quarter of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the financial performance of Orapred; its joint venture partner’s ability to successfully commercialize Aldurazyme; its ability to successfully commercialize its product candidates, if approved; its ability to successfully integrate acquisitions; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; the possible need for additional financings; dependence on key personnel; uncertain patent protection; significant competition from larger organizations; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the SEC requirements for interim reporting. However, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

(b) Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. The held-to-maturity investments are recorded at amortized cost. The available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). At June 30, 2004, accumulated other comprehensive loss related to recording available-for-sale short-term investments was approximately $0.5 million. Short-term investments are comprised mainly of corporate bonds, federal agency investments and taxable municipal debt securities. At June 30, 2004, the Company had no investments with net unrealized losses when aggregated by category of investment and the carrying value of the Company’s investments approximated their fair value.

(e) Inventory

We value inventories at the lower of cost or fair value. We determine cost using the average cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. As of June 30, 2004 inventory consisted of finished goods of $2.1 million.

(f) Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. We believe that regulatory approval of our product candidates is uncertain, and do not assume that products manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or fair value. There have been no changes in estimates with respect to this policy for any of the periods presented.

(g) Investment In and Advances to BioMarin/Genzyme LLC and Equity in the Loss of BioMarin/Genzyme LLC

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

(h) Goodwill, Acquired Intangible Assets and Impairment of Long-Lived Assets

The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized over their useful lives.

The Company reviews long-lived assets, including goodwill, for impairment annually and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

(i) Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Product sales transactions are evidenced by customer purchase orders, invoices and the related shipping documents.

The timing of product shipments can have a significant impact on the amount of revenue from product sales that the Company recognizes in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the Company’s principal customers, and inventory held by retailers. The Company’s revenue from product sales in a particular period is impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories increased substantially, the Company could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves.

Provisions for sales discounts, and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. The Company does not provide any forms of price protection to its customers and permits product returns only if the product is damaged or if it is returned near or after expiration.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2004, the Company had no allowance for doubtful accounts.

Milestone revenue is recognized in full when the related substantive milestone performance goal is achieved. Milestone revenue is typically not recurring in nature.

(j) Net Loss Per Share

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

Potentially dilutive securities include (in thousands):

	June 30,
	2003	2004
Options to purchase common stock	7,569	10,513
Common stock issuable under convertible debt	8,920	8,920
Warrants to purchase common stock	780	27
Portion of acquisition obligation payable in common stock	—	3,333

Total	17,269	22,793

(k) Stock Option Plans

The Company has three stock-based compensation plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby generally no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, to stock-based compensation (in thousands).

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Net loss as reported	$(9,097)	$(55,598)	$(28,780)	$(75,543)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,455)	(4,863)	(6,740)	(8,103)

Pro forma net loss	$(12,552)	$(60,461)	$(35,520)	$(83,646)

Net loss per share as reported, basic and diluted	$(0.14)	$(0.86)	$(0.48)	$(1.18)
Pro forma net loss per share, basic and diluted	(0.20)	(0.94)	(0.59)	(1.30)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(l) Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, concerning the meaning of the term “other-than-temporary” as it applies to impairment losses on various types of investments. The EITF reached a consensus that an investor should estimate the fair value of a cost method investment when an impairment indicator is present. Impairment indicators are relevant only for cost method investments for which the investor is not otherwise required to estimate the fair value on an annual basis. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Management has determined that there is no impact on the Company’s consolidated financial statements as of June 30, 2004, as there are no investments with impairments that are other-than-temporary.

(m) Reclassifications

Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(3) ASCENT PEDIATRICS TRANSACTION

On May 18, 2004, the Company acquired the Ascent Pediatrics business from Medicis Pharmaceutical Corporation (Medicis). The transaction included: Orapred, a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. As a result of the transaction, BioMarin is a fully integrated, pediatrics-focused biopharmaceutical company. The transaction provides a commercial infrastructure that enables BioMarin to launch approved, internally-developed pediatric products in the U.S. In connection with the transaction, the Company also acquired certain tangible assets, including inventory and equipment.

Total acquisition payments of $190.0 million will be made to Medicis in specified amounts through 2009, including a payment of $20.0 million in BioMarin common stock in 2009. The number of shares issuable in 2009 will be based on the per share stock price at that time. The total acquisition cost, including transaction costs, acquired tangible assets and operating liabilities, was $195.0 million.

Pursuant to the acquisition, the Company was required to deposit $25.0 million of BioMarin common stock and $25.0 million of cash in escrow until the last of the first four quarterly payments to Medicis have been made. The $25.0 million of BioMarin common stock and $25.0 million of cash is scheduled to be fully released in May 2005.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition, at their respective fair values. The Company’s consolidated financial statements for the period subsequent to the acquisition date reflect these values and the results of operations of the Ascent Pediatrics business. The total consideration has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed upon the Company’s receiving all the relevant information required to complete our estimates, but no later than one year from the acquisition date in accordance with GAAP. Components of the purchase price allocation that are not yet final include the allocation to goodwill based on the estimated value of the acquired liabilities for product returns and unclaimed rebates. To the extent that our estimates need to be adjusted, we will do so in future quarters.

The fair value of the transaction was allocated as follows (in thousands):

Product technology	$101,636
In-process research and development	35,444
Imputed discount on purchase price	29,406
Inventory	2,301
Equipment	131
Goodwill	32,273
Liabilities assumed	(6,226)

Total	$194,965

The product technology is the only intangible asset subject to amortization and represents the rights to the proprietary knowledge associated with Orapred. These rights include the right to develop, use, and market Orapred. The product is being amortized over 15 years and includes no estimated residual value. The amortization expense and accumulated amortization for the three and six months ended June 30, 2004 was $0.8 million. The estimated amortization expense for the remainder of 2004, and each of the succeeding five fiscal years is $3.4 million and $6.8 million, respectively.

In-process research and development represents the fair value of the two additional proprietary formulations of Orapred that are currently under development but not yet completed.

The imputed discount on the purchase obligation represents the gross value of the future cash payments to Medicis, discounted to their present value at a rate of 6.1%. The discount will be amortized and recorded as interest expense over the life of the obligation using the effective interest rate method.

The allocation to inventory includes an adjustment of $0.9 million in addition to the cost basis of the finished inventory to reflect the fair value of the finished inventory less the cost of disposal and a reasonable profit for the selling effort.

The transaction resulted in a purchase price allocation of $32.3 million to goodwill, representing the financial, strategic and operational value of the transaction to BioMarin. The purchase price allocation also included $6.2 million of estimated liabilities assumed for product returns and unclaimed rebates.

The following unaudited pro forma financial information presents (in thousands) the combined results of operations of BioMarin and the Ascent Pediatrics business as if the acquisition had occurred as of January 1, 2003. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2003. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Company combined with the Ascent Pediatrics business.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Total revenue	$27,842	$6,706	$48,344	$18,159
Net loss	(1,830)	(20,296)	(47,150)	(36,988)

Net loss per share, basic and diluted	(0.03)	(0.32)	(0.78)	(0.58)
Weighted average common shares outstanding, basic and diluted	63,494	64,339	60,247	64,282

Pro forma adjustments include non-cash expenses associated with the acquisition of the Ascent Pediatrics business and certain integration costs incurred during the second quarter of 2004, which are reflected as of January 1, 2003. The non-cash items include an in-process research and development charge, amortization of acquired intangible assets, imputed interest expense and a fair value inventory adjustment.

(4) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three and six months ended June 30, 2004 are presented in the table below (in thousands). The joint venture results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began.

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

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Revenue	$1,117	$9,241	$1,450	$16,636
Cost of goods sold	—	150	—	248

Gross profit	1,117	9,091	1,450	16,388
Operating expenses	11,904	12,510	25,766	23,346

Loss from operations	(10,787)	(3,419)	(24,316)	(6,958)
Other income	15	20	38	42

Net loss	(10,772)	(3,399)	(24,278)	(6,916)

Equity in the loss of BioMarin/Genzyme LLC	$(5,386)	$(1,699)	$(12,139)	$(3,458)

At December 31, 2003 and June 30, 2004, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in and advances to the joint venture were as follows (in thousands):

	December 31, 2003	June 30, 2004
Assets	$35,991	$46,567
Liabilities	(11,977)	(13,678)

Net equity	$24,014	$32,889

50% share of net equity	$12,007	$16,444
Due from BioMarin/Genzyme LLC	4,051	2,231

Investment in and advances to BioMarin/Genzyme LLC	$16,058	$18,675

(b) Joint Venture Critical Accounting Policies

Revenue recognition—BioMarin/Genzyme LLC recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Revenue transactions are evidenced by customer purchase orders, customer contracts in certain instances, invoices and the related shipping documents.

The timing of product deliveries can have a significant impact on the amount of revenue that BioMarin/Genzyme LLC recognizes in a particular period. Also, Aldurazyme is sold at least in part through distributors. Inventory in the distribution channel consists of inventory held by distributors, who are BioMarin/Genzyme LLC’s customers, and inventory held by retailers, such as hospitals. BioMarin/Genzyme LLC’s revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increased to excessive levels, BioMarin/Genzyme LLC could experience reduced purchases in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration. To monitor the amount of

Aldurazyme inventory in the BioMarin/Genzyme LLC U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

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

Inventory—BioMarin/Genzyme LLC values inventories at the lower of cost or fair value. BioMarin/Genzyme LLC determines cost using the first-in, first-out method of inventory costing and writes down inventory that has expired, become obsolete, has a cost basis in excess of its expected net realizable value, or is in excess of expected requirements. If actual market conditions are less favorable than those projected by the joint venture, additional inventory write-downs may be required.

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to 4(a) for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(5) STOCKHOLDERS’ EQUITY

The Company had an agreement with Acqua Wellington for an equity investment in the Company. The Company voluntarily terminated its agreement with Acqua Wellington in September 2003. During the first half of 2003, Acqua Wellington purchased 765,816 shares of the Company’s common stock for $8.0 million, net of issuance costs.

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

During the second quarter of 2004, certain warrants expired resulting in a reclassification of $5.1 million from warrants to additional paid-in capital.

(6) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2003	June 30, 2004
Accounts payable	$382	$840
Accrued accounts payable	5,092	7,319
Accrued vacation	1,071	1,297
Accrued compensation	2,754	2,843
Accrued Medicaid and managed care organization rebates	—	922
Returns reserve	—	5,026
Accrued other	799	2,403

Total	$10,098	$20,650

(7) CONVERTIBLE DEBT

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2004, respectively.

(8) EQUIPMENT AND FACILITY LOAN

In May 2004, the Company executed a $25 million credit facility to finance the Company’s equipment purchases and facility improvements. As of June 30, 2004, $4.2 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.5% (2.83% as of June 30, 2004) are due through maturity in 2011. The facility requires an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender requires that we maintain a total unrestricted cash balance, including short-term investments, of at least $45 million or a greater amount defined by a calculation provided for in the facility agreement. The facility also contains additional customary covenants.

(9) SALE OF GLYKO, INC. ASSETS

In January 2003, the Company sold certain Glyko assets including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in installments through 2006 totaling $0.5 million without interest, and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $0.8 million. The future royalties are based upon the terms of the related license agreement, which terminates in January 2008. As the net book value of the Glyko assets was reduced to zero as of December 31, 2002, the Company recognized a gain on disposal of discontinued operations totaling $0.6 million in 2003. The gain represents the cash and note receivable received offset by the discount on the note receivable and related transaction fees incurred during 2003.

(10) FINANCIAL INSTRUMENTS - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. A significant portion of Orapred sales is made to a limited number of financially viable distributors. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2004.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction occurred during the periods presented (in thousands):

	Six months ended June 30,
	2003	2004
Acquisition obligation, net of discount	$—	$151,702

(12) MILESTONE REVENUE

During May 2003, the Company received $12.1 million from Genzyme for the one-time milestone payment related to the marketing approval of Aldurazyme. The milestone payment is included as revenue in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and so on. These forward-looking statements may be found in the “Factors That May Affect Future Results,” and other sections of this Quarterly Report. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Quarterly Report. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Overview

We develop innovative biopharmaceuticals and commercialize therapeutics for serious pediatric diseases. We select product candidates for diseases and conditions that represent both a significant medical need and also have well-understood biology.

Our first pediatric-focused product, Aldurazyme® (laronidase), has been approved for marketing in the United States by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I) disease. MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for breaking down certain complex carbohydrates. MPS I is a progressive disease that afflicts patients from birth and leads to severe disabilities and early death. As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

On May 18, 2004, BioMarin completed the transaction to obtain the business of Ascent Pediatrics from Medicis Pharmaceutical Corporation. The transaction includes Orapred®, a patent-protected drug to treat asthma in children, two additional proprietary formulations of Orapred in development and a U.S. sales force.

We are developing other pediatric-focused product candidates including Aryplase™ (recombinant human N-acetylgalactosamine 4-sulfatase) for the treatment of mucopolysaccharidosis VI (MPS VI); Phenoptin™, a proprietary oral form of tetrahydrobiopterin (6R-BH4), for the treatment of moderate to mild forms of phenylketonuria (PKU); and Phenylase™ (recombinant phenylalanine ammonia lyase) for those who do not respond to Phenoptin, likely those with the more severe form of PKU.

In June 2004, we announced the positive results of our Phase 3 trial of Aryplase for the treatment of MPS VI, a progressive and seriously debilitating genetic disease for which no drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of certain complex carbohydrates. The clinical trial demonstrated a statistically significant improvement in endurance in patients receiving Aryplase compared to patients receiving placebo, as measured by the distance walked in 12 minutes, the primary end point of the trial. Additionally, the data demonstrated a statistically significant improvement in reduction of glycosaminoglycans (GAGs) and a positive trend in a 3-minute stair climb, the secondary end points of the trial. In the fourth quarter of 2004, we expect to file for marketing authorization in both the U.S. and E.U. where Aryplase has received orphan drug designations for the treatment of MPS VI.

In July 2004, we announced positive results from a pilot clinical study of 6R-BH4, the active agent in Phenoptin, in 20 patients with PKU. The company also announced that it has received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U. Our PKU program is comprised of two investigational therapies: Phenoptin for mild to moderate PKU and Phenylase for more severe PKU. PKU is an inherited genetic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world, an estimated half of whom have a moderate to mild form of the disease. It is caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of phenylalanine (Phe). Phe is an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. Phenoptin, our lead product candidate for the treatment of PKU, is a proprietary oral form of 6R-BH4, a small-molecule therapeutic that works in combination with PAH to metabolize Phe. If approved, it could become the first drug for the treatment of PKU. Phenylase, an enzyme therapy currently in preclinical development, is being developed as a subcutaneous injection and is intended for those who do not respond to Phenoptin, likely those with the more severe form of the disease.

Outside of pediatrics, we are evaluating multiple enzyme-based therapies for serious medical conditions: Vibrilase™, a topical investigational enzyme therapy for use in the debridement of serious burns, and preclinical candidates including Chondroitinase for spinal cord injury and Extravase™ for reperfusion injuries. We completed a Phase 1 clinical trial of Vibrilase in the United Kingdom and we expect to announce data in the third quarter of 2004. We are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. We have retained all worldwide commercial rights to all of our product candidates. Additionally, we are evaluating two platform technologies, NeuroTrans™ and Immune Tolerance, to overcome limitations associated with existing pharmaceuticals. We expect to make a decision on whether to file an Investigational New Drug Application for NeuroTrans in the fourth quarter of 2004.

Our net loss for the second quarter of 2004 was $55.6 million as compared to $9.1 million for the second quarter of 2003. Net loss for the second quarter of 2004 increased primarily as a result of $35.4 million of in-process research and development expense associated with the acquisition of the Ascent Pediatrics business and increased sales and marketing costs of $2.7 million associated with the integration and support of Orapred and the preparation for the commercial launch of Aryplase. Other significant components of the increase in net loss were the lack of the $12.1 million non-recurring milestone revenue received in the second quarter of 2003, increased operating expenses associated with the continued development of our products and product candidates, increased interest expense associated with our convertible debt and imputed interest expense associated with the Ascent Pediatrics transaction. The increases to net loss were partially offset by approximately $4.0 million of gross profit from sales of Orapred and a decrease in the equity in the loss of BioMarin/Genzyme LLC of $3.7 million. Our pro forma adjusted net loss, a non-GAAP financial measure, in the second quarter of 2004 was $18.0 million, which excludes certain non-cash items related to the Ascent Pediatrics transaction. See “Non-GAAP Financial Measures” below for a discussion of “pro forma adjusted net loss” as a non-GAAP financial measure and the reconciliation of pro forma adjusted net loss to GAAP net loss.

As of June 30, 2004, our combined cash, cash equivalents and short-term investments totaled $128.8 million, a decrease of $77.6 million from $206.4 million at December 31, 2003. Additionally, we have $25.1 million of restricted cash at June 30, 2004, primarily associated with the Ascent Pediatrics transaction.

Our cash burn in the second quarter of 2004 was $37.3 million as compared to $6.1 million in the second quarter of 2003. The $31.2 million increase in cash burn, a non-GAAP financial measure, is primarily attributable to increased research and development and selling, general and administrative expenses discussed above. Also contributing to the increase in cash burn is the payments to Medicis related to the Ascent Pediatrics transaction of $11.2 million in May 2004 and the lack of the $12.1 million milestone payment received from Genzyme in May 2003. See “Non-GAAP Financial Measure” below for discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

Non-GAAP Financial Measures

The discussion above includes “pro forma adjusted net loss” (a non-GAAP financial measure). We define pro forma adjusted net loss as our GAAP net loss excluding the impact of the non-cash amounts related to accounting for the Ascent Pediatrics transaction as a business combination. We believe investors’ understanding of our performance is enhanced by disclosing pro forma adjusted net loss because the adjusted number is more representative of our ongoing operations and the non-cash items excluded will not affect our liquidity. The excluded items include an in-process research and development charge of $35.4 million, amortization of acquired intangible assets of $0.8 million, imputed interest expense of $1.1 million and a fair value inventory adjustment of $0.3 million. Below is a reconciliation of net loss to pro forma adjusted net loss for the quarter ended June 30, 2004.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Net loss	$(9,097)	$(55,598)	$(28,780)	$(75,543)

Non-GAAP adjustments:
Acquired in-process research and development	—	35,444	—	35,444
Amortization of acquired intangible assets	—	819	—	819
Imputed interest expense	—	1,108	—	1,108
Fair value inventory adjustment	—	252	—	252

Pro forma adjusted net loss	$(9,097)	$(17,975)	$(28,780)	$(37,920)

Pro forma adjusted net loss per share, basic and diluted	$(0.14)	$(0.28)	$(0.48)	$(0.59)

Weighted average common shares outstanding, basic and diluted	63,494	64,339	60,247	64,282

The discussion above includes “cash burn” (a non-GAAP financial measure). We define cash burn as the net increase (or decrease) in cash (as determined in accordance with GAAP) excluding the effect of capital markets financing activities, the purchase and sale of short-term investments (as determined in accordance with GAAP) and the net increase (or decrease) in restricted cash. Cash burn for the periods presented was determined as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Net (increase) decrease in cash	$(95,937)	$47,952	$(188,134)	$73,159
Net (purchases) sales of short-term investments	(21,845)	14,450	(4,248)	4,402
Increase in restricted cash	—	(25,124)	—	(25,124)
Net proceeds from capital market financings	123,900	—	209,380	—

Cash burn	$6,118	$37,278	$16,998	$52,437

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Unless otherwise noted below, there have not been any recent changes to our assumptions, judgments or estimates included in our critical accounting policies. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss of BioMarin/Genzyme LLC, impairment of long-lived assets, revenue recognition, income taxes, inventory, research and development, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to the accompanying consolidated financial statements.

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

Impairment of Long-Lived Assets

We regularly review long-lived assets, including goodwill, for impairment. The recoverability of long-lived assets is measured by comparing the asset’s carrying amount to its fair value, determined by the expected undiscounted future cash flows that the asset is expected to generate. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The estimation of the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Product sales transactions are evidenced by customer purchase orders, invoices and the related shipping documents.

The timing of product shipments can have a significant impact on the amount of revenue from product sales that the Company recognizes in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the Company’s principal customers, and inventory held by retailers. The Company’s revenue from product sales in a particular period is impacted by increases or decreases in wholesalers’ inventory levels. From time to time, including during the second quarter of 2004, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. If wholesaler inventories substantially exceed retail demand, the Company could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves. To the extent actual rebates differ from management’s estimates, additional reserves may be required.

Provisions for sales discounts, and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. The Company does not provide any forms of price protection to its customers and permits product returns only if the product is damaged or if it is returned near or after expiration. To the extent actual chargebacks and product returns differ from management’s estimates, additional reserves may be required.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

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

Inventory

We value inventories at the lower or cost or fair value. We determine cost using the average cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. The determination of whether or not inventory costs will be realizable requires estimates by management. Actual results may differ from those estimates and additional inventory write-offs may be required.

Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. We believe that regulatory approval of our product candidates is uncertain, and do not assume that product manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development expenses until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or fair value.

Stock Option Plans

We have three stock-based compensation plans. We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby generally no stock-based compensation cost is reflected in our net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. We recognize as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of options granted is determined using the Black-Scholes model, which requires various estimates and assumptions by management.

Recent Accounting Pronouncements

See Note 2(l) of the accompanying consolidated financial statements for a full description of recent accounting pronouncements. We do not expect that any of the recent pronouncement will have a significant impact on our results of operations and financial condition.

Results of Operations

All of the activities related to the manufacture, distribution and sale of Aldurazyme are reported in the results of the joint venture. Because of this presentation and the significance of the joint venture’s operations compared to our total operations, we have divided our discussion of the Results of Operations into two sections, BioMarin in total and BioMarin/Genzyme LLC. The discussion of the joint venture’s operations includes the total amounts for the joint venture, not just our 50% interest in the operations.

Quarter Ended June 30, 2004 and 2003

BioMarin

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred, a patent-protected drug to treat asthma in children. During the second quarter we recognized $4.6 million of net product sales and approximately $4.0 million of gross profit, representing a gross margin of 87%. Cost of sales for the second quarter ended June 30, 2004, includes a $0.3 million charge related to the inventory fair market value adjustment associated with the acquisition. Gross margin excluding the inventory fair value adjustment was 92%.

Milestone revenue in the second quarter of 2003 represents the $12.1 million non-recurring milestone payment received from Genzyme related to the marketing approval of Aldurazyme.

Net Loss

Our net loss for the second quarter of 2004 was $55.6 million as compared to $9.1 million for the second quarter of 2003. Net loss for the second quarter of 2004 increased primarily as a result of $35.4 million of in-process research and development expense associated with the acquisition of the Ascent Pediatrics business. Other significant components of the increase in net loss were the lack of the $12.1 million non-recurring milestone revenue received in the second quarter of 2003, increased sales and marketing expenses of $2.7 million, increased operating expenses associated with the continued development of our products and product candidates, increased interest expense associated with our convertible debt and imputed interest expense associated with the Ascent Pediatrics transaction. The increases to net loss were partially offset by approximately $4.0 million of gross profit from sales of Orapred and a decrease in the equity in loss of BioMarin/Genzyme LLC of $3.7 million.

Our pro forma adjusted net loss in the second quarter of 2004 was $18.0 million as compared to $9.1 million in the second quarter of 2003. Pro forma adjusted net loss in the second quarter of 2004 increased primarily as a result of the lack of the $12.1 million non-recurring milestone revenue received in the second quarter of 2003, increased sales and marketing expenses of $2.7 million and interest expense of $1.1 million, partially offset by approximately $4.0 million of gross profit from sales of Orapred and a decrease in the equity in loss of BioMarin/Genzyme LLC of $3.7 million. See “Overview—Non-GAAP Financial Measures” above for a discussion of “pro forma adjusted net loss” as a non-GAAP financial measure and the reconciliation of pro forma adjusted net loss to net loss.

Research and Development Expense

Our research and development expenses include personnel, facility and external costs associated with the development and commercialization of our product candidates. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs.

Research and development expenses in the second quarter of 2004 increased by $0.6 million to $12.3 million from $11.7 million in the second quarter of 2003. The major factors causing the increase include increased Aryplase clinical trial costs of $1.9 million, primarily relating to the Aryplase Phase 3 clinical trial, and increased Aryplase manufacturing, quality and facility costs of $2.1 million. Also contributing to the increase in research and development expenses were clinical and manufacturing activities related to our Phenoptin program during the second quarter of 2004 of $1.5 million that were not incurred in the second quarter of 2003. These increases were offset by the lack of Neutralase manufacturing and clinical trial costs of $5.0 million as a result of the termination of that program in late 2003.

Selling, General and Administrative Expense

Our selling, general and administrative expenses include sales and administrative personnel, facility and external costs required to support our product development programs. These selling, general and administrative costs include facility operating expenses and depreciation, sales operations in support of Orapred and our product candidates, human resources, finance and support personnel expenses and other corporate costs such as insurance, audit and legal expenses.

Selling, general and administrative expenses in the second quarter of 2004 increased to $7.5 million in 2004 from $4.5 million in the second quarter of 2003. The primary factor causing the increase is sales and marketing costs of $2.7 million associated with the support of Orapred and the preparation for the commercial launch of Aryplase.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the Orapred product technology acquired in the Ascent Pediatrics transaction. The acquired intangible assets are being amortized over 15 years.

Acquired In-Process Research and Development

Acquired in-process research and development includes the one-time charge for the portion of the Ascent Pediatrics transaction consideration attributable to the two additional proprietary formulations of Orapred that are currently under development.

Equity in the loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Equity in the loss of BioMarin/Genzyme LLC was $1.7 million in the second quarter of 2004 compared to $5.4 million in the second quarter of 2003. The decrease is principally due to $9.2 million of Aldurazyme sales in the second quarter of 2004 compared to $1.1 million during the second quarter of 2003.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $0.7 million in the second quarter of 2004 from $0.6 million in the second quarter of 2003.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction. Interest expense was $2.4 million and $0.2 million in the second quarter of 2004 and 2003, respectively. The increase in the second quarter of 2004 represents interest expense related to the convertible debt of $1.1 million and imputed interest expense of $1.1 million. .

BioMarin/Genzyme LLC

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. See Note 4(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

Revenue and Gross Profit

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the U.S. on April 30, 2003, and in the E.U. on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $9.2 million of revenue and $9.1 million of gross profit during the second quarter of 2004. BioMarin/Genzyme LLC recognized $1.1 million of revenue during the second quarter of 2003. Gross profit during the second quarter of 2003 was $1.1 million because all product sold was previously expensed.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercialization of Aldurazyme and totaled $12.5 million for the second quarter of 2004 as compared to $11.9 million for the second quarter of 2003. Operating expenses in the second quarter of 2004 included $5.9 million of sales and marketing expenses associated with the commercialization of Aldurazyme and $4.1 million of research and development costs, primarily clinical trial costs.

Operating expenses in the second quarter of 2003 included $5.0 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $5.6 million of research and development expenses. Sales and marketing expenses increased in the second quarter of 2004 due to increased commercialization activities. Research and development expenses for the second quarter of 2003 included $2.0 million for the production of Aldurazyme prior to obtaining regulatory approval and $3.6 million of clinical trial costs and continued research and development efforts. Research and development decreased in the second quarter of 2004 compared to 2003 due to the capitalization of inventory beginning in May 2003 after regulatory approval was obtained.

Six Months Ended June 30, 2004 and 2003

BioMarin

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred. During the six months ended June 30, 2004, we recognized $4.6 million of net product sales and approximately $4.0 million of gross profit, representing a gross margin of 87%. Cost of sales for the six months ended June 30, 2004, includes a $0.3 million charge related to the inventory fair market value adjustment associated with the acquisition. Gross margin excluding the inventory fair value adjustment was 92%.

Milestone revenue in the second quarter of 2003 represents the $12.1 million non-recurring milestone payment received from Genzyme related to the marketing approval of Aldurazyme.

Net Loss

Our net loss for the six months ended June 30, 2004 was $75.5 million as compared to $28.8 million for the six months ended June 30, 2003. Net loss for the first half of 2004 increased primarily as a result of $35.4 million of in-process research and development expense associated with the acquisition of the Ascent Pediatrics business. Other significant components of the increase in net loss were the lack of the $12.1 million non-recurring milestone revenue received in the second quarter of 2003, increased sales and marketing expenses of $2.7 million, increased operating expenses associated with the continued development of our products and product candidates, increased interest expense associated with our convertible debt and imputed interest expense associated with the Ascent Pediatrics transaction. The increases to net loss were partially offset by approximately $4.0 million of gross profit from sales of Orapred and a decrease in the equity in the loss of BioMarin/Genzyme LLC of $8.7 million.

Our pro forma adjusted net loss in the second half of 2004 was $37.9 million as compared to $28.8 million in the second half of 2003. Pro forma adjusted net loss in the second half of 2004 increased primarily as a result of the lack of the $12.1 million non-recurring milestone revenue received in the second quarter of 2003, increased sales and marketing expenses of $2.7 million, increased research and development expense of $3.5 million and interest expense of $2.4 million, partially offset by product sales of $4.6 million and a decrease in the equity in the loss of BioMarin/Genzyme LLC of $8.7 million. The increase in research and development expenses reflects increased Aryplase clinical and manufacturing costs offset by the lack of Neutralase clinical and manufacturing costs discussed below. See “Overview—Non-GAAP Financial Measures” above for a discussion of “pro forma adjusted net loss” as a non-GAAP financial measure and the reconciliation of pro forma adjusted net loss to net loss.

Research and Development Expense

Our research and development expenses include personnel, facility and external costs associated with the development and commercialization of our product candidates. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs.

Research and development expenses increased by $3.5 million to $26.2 million in the first half of 2004 from $22.7 million in the first half of 2003. The major factors causing the increase include increased Aryplase clinical trial costs of $4.6 million, primarily relating to the Phase 3 clinical trial, and increased Aryplase manufacturing, quality and facility costs of $7.0 million. Also contributing to the increase in research and development costs were clinical and manufacturing activities related to our Phenoptin program during the second quarter of 2004 of $2.2 million that were not incurred in 2003. These increases were offset by the lack of Neutralase manufacturing and clinical trial costs of $10.4 million as a result of the termination of that program in late 2003.

Selling, General and Administrative Expense

Our selling, general and administrative expenses include sales and administrative personnel, facility and external costs required to support our product development programs. These selling, general and administrative costs include facility operating expenses and depreciation, sales operations in support of Orapred and our product candidates, human resources, finance and support personnel expenses and other corporate costs such as insurance, audit and legal expenses.

Selling, general and administrative expenses increased to $11.2 million in the first half of 2004 from $7.3 million in the first half of 2003. The major factors causing the increase include sales and marketing costs of $2.7 million associated with the support of Orapred product sales and the preparation for the commercial launch of Aryplase, increased administrative and support personnel and increased rent expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years.

Acquired in-Process Research and Development

Acquired in-process research and development includes the one-time charge for the portion of the Ascent Pediatrics transaction consideration attributable to the two additional proprietary formulations of Orapred that are currently under development.

Equity in the loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Equity in the loss of BioMarin/Genzyme LLC was $3.5 million in the first half of 2004 compared to $12.1 million in the first half of 2003. The decrease is principally due to $16.6 million of Aldurazyme sales in the first half of 2004 compared to $1.5 million during the first half of 2003.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $1.4 million in the first half of 2004 from $1.0 million in the first half of 2003. The increase of $0.4 million is primarily the result of a slightly higher average cash and short-term investment balance for the six months ended June 30, 2004.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction. Interest expense was $3.8 million and $0.3 million in the first half of 2004 and 2003, respectively. The increase in the first half of 2004 primarily represents interest expense related to the convertible debt of $2.2 million and imputed interest of $1.1 million.

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

BioMarin/Genzyme LLC

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. See Note 4(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between us and the joint venture.

Revenue and Gross Profit

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the U.S. on April 30, 2003, and in the E.U. on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $16.6 million of revenue and $16.4 million of gross profit during the first half of 2004. BioMarin/Genzyme LLC recognized $1.5 million of revenue during the first half of 2003. Gross profit for the first half of 2003 was $1.5 million because all product sold was previously expensed.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercialization of Aldurazyme and totaled $23.3 million for first half of 2004 as compared to $25.8 million for the first half of 2003. Operating expenses for the first half of 2004 included $10.4 million of sales and marketing expenses associated with the commercialization of Aldurazyme and $8.1 million of research and development costs, primarily clinical trial costs.

Operating expenses for the first half of 2003 included $8.1 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $15.3 million of research and development expenses. Sales and marketing expenses increased in the first half of 2004 due to increased post-launch commercialization activities. Research and development of the joint venture for the first half of 2003 included $8.2 million for the production of Aldurazyme prior to obtaining regulatory approval and $7.1 million of clinical trial costs and continued research and development efforts. Research and development decreased in the first half of 2004 compared to 2003 due to the capitalization of inventory beginning in May 2003 after regulatory approval was obtained.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment financing and the related interest income earned on cash, cash equivalents and short-term investments. During the first half of 2003, we raised $80.5 million from a public offering of our common stock, $8.0 million from the sale of our common stock to Acqua Wellington and $120.9 million from a convertible debt offering. We voluntarily elected to terminate our equity financing agreement with Acqua Wellington in September 2003.

As of June 30, 2004, our combined cash, cash equivalents and short-term investments totaled $128.8 million, a decrease of $77.6 million from $206.4 million at December 31, 2003. Additionally, we have $25.1 million of restricted cash at June 30, 2004, primarily associated with the Ascent Pediatrics transaction. Cash inflows during the first half of 2004 included proceeds from our equipment and facility loan totaling $4.2 million. The primary sources of cash during the first half of 2003 were the financing activities described above, a milestone payment from Genzyme of $12.1 million and the issuance of common stock pursuant to the exercise of stock options under our stock compensation plans of approximately $3.7 million.

The primary uses of cash during the first half of 2004 were to finance operations, which primarily included the manufacturing and clinical trials of Aryplase and the related supporting functions, and the Ascent Pediatrics transaction. Our cash burn, a non-GAAP financial measure, in the first half of 2004 was $52.5 million as compared to $17.0 million in the first half of 2003. The $35.5 million increase in cash burn during the first half of 2004 is primarily attributable to increased research and development expenses, increased capital expenditures and cash payments of $14.8 million related to the Ascent Pediatrics transaction. See “Overview—Non-GAAP Financial Measures” above for a discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

We do not expect to generate net positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities; and

•	expansion of sales and marketing activities, including the integration and support of the Ascent Pediatrics business.

We also expect to incur costs related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercialization.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $160.0 million in specified cash payments through 2009, of which $30.0 million is payable in 2004.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents, short-term investments and currently restricted cash, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current funds will meet our operating and capital requirements through the third quarter of 2005.

Our investment in our product development programs has a major impact on our operating performance. In the six months ended June 30, 2004, our research and development expenses of $26.2 million represent $18.9 million of Aryplase costs, $2.5 million of Phenoptin costs, $1.3 million of NeuroTrans costs, $0.2 million of Orapred costs and $3.3 million of research and development costs not allocated to specific major projects.

In the quarter ended June 30, 2004, our research and development expenses of $12.3 million represent $8.2 million of Aryplase costs, $1.6 million of Phenoptin costs, $0.6 million of NeuroTrans costs, $0.2 million of Orapred costs and $1.7 million of research and development costs not allocated to specific major projects.

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Orapred, Aryplase and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes including the development of our corporate facilities; and working capital.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell Orapred;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the level of investment required to integrate the Ascent Pediatrics business;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We have entered into several agreements for loans, including a $25.0 million credit facility executed in May 2004, to finance our equipment purchases and facility improvements. The aggregate outstanding balance totaled $6.2 million at June 30, 2004. The loans bear interest ranging from 2.83% to 9.33% and are secured by liens on certain assets. Payments of principal and interest are due through maturity in 2011. The lender under our credit facility requires that we maintain a total unrestricted cash balance of at least $45 million or a greater amount defined by a calculation provided for in the credit agreement.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $160.0 million in specified cash payments through 2009, of which $30.0 million is payable in 2004.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating and capital leases and other obligations related to research and development activities, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2004, is presented in the table below (in thousands).

	Payments Due by Period
	Total	Remainder of 2004	2005	2006-2007	2008-2009	Thereafter
Acquisition obligation	$160,000	$30,000	$40,000	$17,000	$73,000	$—
Convertible debt and related interest	142,597	2,187	4,375	8,750	127,285	—
Operating leases	28,423	1,934	3,563	6,711	6,831	9,384
Equipment and facility loans	6,170	1,564	1,270	1,232	1,232	872
Research and development and license obligations	444	107	337	—	—	—

Total	$337,634	$35,792	$49,545	$33,693	$208,348	$10,256

We have also licensed technology, for which we are required to pay royalties upon future sales, subject to annual minimums totaling $0.4 million.

We are also subject to contingent payments totaling approximately $18.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Included in the total amount is $7.9 million related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect this amount will ever be payable.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $16.6 million in sales revenue to our joint venture through June 30, 2004. We acquired exclusive rights to Orapred in May 2004 and reported $4.6 million in Orapred net sales. We have no revenues from sales of our product candidates. As of June 30, 2004, we had an accumulated deficit of $376.9 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our marketing of Orapred through our newly-acquired Ascent sales force, the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell Orapred;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the level of investment required to integrate the former Ascent Pediatrics business;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We believe that our cash, cash equivalents, short-term investment securities and restricted cash balances at June 30, 2004, will be sufficient to meet our operating and capital requirements through the third quarter of 2005. These estimates are based on assumptions and estimates, which may prove to be wrong. As a result, we may need or choose to obtain additional financing during that time.

If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Both Aldurazyme and Orapred have received regulatory approval to be commercially marketed and sold in the U.S., and Aldurazyme has received regulatory approval to be commercially marketed and sold in the E.U. If we fail to obtain regulatory approval for our other drugs, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

From time to time during the regulatory approval process for our products and our product candidates, we maintain discussions with the FDA and foreign regulatory authorities regarding the regulatory requirements of our development programs. To the extent feasible, we accommodate the requests of the regulatory authorities and, to date, we have generally been able to reach reasonable accommodations and resolutions regarding the underlying issues. However, we are often unable to determine the outcome of such deliberations until they are final. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and foreign regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

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

The independent Data Safety Monitoring Board for the Neutralase Phase 3a clinical study recommended termination of the Phase 3a study as it determined that the advantages of Neutralase would be unlikely to outweigh its side effects. The study data included two patient deaths. One patient that died was found to have used protamine and not

Neutralase. The other patient that died used Neutralase; however, it is our belief, based on the data that has been unblinded to date, that the cause of death was not likely related to Neutralase. Based upon the expected risk/benefit profile of Neutralase, we terminated the Neutralase development program for all indications in September 2003.

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

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities and processes. In addition, manufacture of our drug products must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. Our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and our Bel Marin Keys Boulevard manufacturing facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and our Galli Drive facility has been approved by the FDA and the EMEA for the commercial manufacture of Aldurazyme. We have entered into contracts with third party manufacturers to produce Orapred.

Due to the complexity of the processes used to manufacture Aldurazyme and our product candidates, we may be unable to pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third party manufacturer of Aldurazyme or our product candidates may be unable to comply with cGMP regulations in a cost effective manner. If we, or the third party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we will not be able to sell our products.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may sell products to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Community orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the E.U. with a 10-year period of market exclusivity.

Because the extent and scope of patent protection for some of our drug products is particularly limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under the orphan drug designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.

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

Ascent had reimbursement agreements for Orapred with many of the major U.S. third party payers. We have agreed with these third parties to maintain the existing agreements at this time. In the future, we may need to enter into additional agreements with other third party payers and we may need to evaluate and renegotiate our existing agreements. Reimbursement strategy is a complicated process that is based on a number of factors, including competition, patient profile and the condition being treated, among others.

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

We currently have limited expertise in obtaining reimbursement. We rely on the expertise of our joint venture partner Genzyme to obtain reimbursement for the costs of Aldurazyme. In addition, we will need to develop our own reimbursement expertise for future drug candidates and as necessary to support Orapred. For our future products, we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates, our products may not be commercially viable or our future revenues and gross margins may be adversely affected.

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

The patent positions of biopharmaceutical products are complex and uncertain. The scope and extent of patent protection for some of our products are particularly uncertain because key information on some of the products we are developing has existed in the public domain for many years. Other parties have published the structure of the enzymes and compounds, the methods for purifying or producing the enzymes and compounds or the methods of treatment. The composition and genetic sequences of animal and/or human versions of Aldurazyme and many of our product candidates have been published and are believed to be in the public domain. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection.

For enzymes or compounds with no prospect of broad composition-of-matter patents, other forms of patent protection or orphan drug status may provide us with a competitive advantage. As a result of these uncertainties, investors should not rely on patents as a means of protecting our products or product candidates, including Aldurazyme or Orapred.

We own or license patents and patent applications related to Aldurazyme, Orapred, and certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of other reasons, including the following:

•	We do not know whether our patent applications will result in issued patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

•	Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing on their patents and therefore cannot practice our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If a court agrees, we would lose that patent. As a company, we have no meaningful experience with competitors interfering with our patents or patent applications.

•	Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our operating expenses and delay product programs.

•	Receipt of a patent may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.

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

The United States Patent and Trademark Office has issued three patents to a third party that relate to alpha-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme in the U.S. unless and until we obtain a license.

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

We are relying on Genzyme to apply the expertise it has developed through the launch and sale of other enzyme-based products to the marketing of Aldurazyme. We have no experience selling, marketing or obtaining reimbursement for orphan pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have limited experience in seeking foreign regulatory approvals.

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

If our license agreement with Ascent is terminated or becomes non-exclusive we could be barred from commercializing Orapred or our ability to successfully commercialize Orapred could be diminished and our revenue could decrease significantly.

The license agreement with Ascent is terminable upon specified material breaches by us or Ascent. If the license agreement were terminated, we would no longer have the ability to manufacture, market, sell, or distribute Orapred and our revenue could decrease significantly.

Ascent has the right under the license agreement to cause the license to become non-exclusive in the event of certain specified breaches by us. If the license becomes non-exclusive, Ascent would be able to commercialize Orapred itself or license it to others, which could reduce our competitive advantage and which could reduce our revenue significantly.

If the option under the securities purchase agreement with Medicis to purchase all of the issued and outstanding capital stock of Ascent is accelerated by Medicis, we may not have sufficient funds to exercise the option, which could result in a termination of the license agreement and our revenue could decrease significantly.

We are obligated to exercise the option under our securities purchase agreement with Medicis to purchase all issued and outstanding capital stock of Ascent in approximately five years unless our product sales from the Pediatrics Business for the twelve months ending March 31, 2009 exceed 150% of the Pediatrics Business product sales in the twelve months ended March 31, 2004, in which event we would have the right not to exercise the option. The exercise of the option is subject to acceleration on specified material breaches of our license agreement with Ascent or a bankruptcy or insolvency proceeding involving Medicis or Ascent, and if such acceleration is due to a specified breach of the license by us, then the option exercise price together with an amount equal to all license payments remaining under our license agreement with Ascent will become due on the accelerated closing date for the purchase of shares under the option.

If the option were accelerated, we may not have sufficient funds at that time to exercise the option and/or to make the license payments, and may not be able to obtain the financing to do so, in which case we would not be able to consummate the transaction to acquire such shares and would be in breach of the license agreement and the securities purchase agreement. If we are in breach of the license agreement, Ascent may terminate the license and we would no longer have the ability to manufacture, market, sell, or distribute Orapred and our revenue could decrease significantly.

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

Although we have entered into contractual relationships with third party manufacturers to produce Orapred, if those manufacturers were unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for that product or sell that product at all, and we may lose potential revenue.

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

Our Novato, California facility is our only manufacturing facility for Aldurazyme and Aryplase. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, and the third party manufacturers with whom we contract, are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme and Aryplase, or to have Orapred manufactured for us, could be seriously, or potentially completely, impaired, we could incur delays in our development of Aryplase, and our Aldurazyme and Orapred commercialization efforts and revenue from the sale of Aldurazyme and Orapred could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

If we are unable to effectively integrate the Ascent operations, our revenues and operating expenses will be adversely affected.

In connection with the integration of the Ascent operations, we will need to incorporate functions and operations that are new to our business, including sales and marketing functions. If we are not able to effectively integrate operations, we could experience higher than expected employee turnover, reduced revenue from Orapred, and higher than expected operating costs associated with the sales and marketing operations.

Additionally, we expect to use the Ascent sales force we obtained to support the anticipated launch and commercialization of our product candidates. If we do not effectively integrate the operations, the sales force may not be able to provide the anticipated level of support, and we may be required to utilize a third party to commercialize the products, which would adversely affect our operating expenses.

A majority of our revenue is expected to come from sales of Orapred and decreased sales or increased operational costs related to Orapred could have an adverse affect on our revenues and operating expenses.

We expect that a majority of our revenue in the near term will be from sales of Orapred. As such, our operating results will be dependent on the sales and performance of Orapred. Decreased sales or increased operational costs related to Orapred, whether due to increased competition, pricing pressure from managed care organizations, increased costs of raw materials or otherwise, could have an adverse affect on our revenues and operating expenses.

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected.

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

There are a number of products that are direct competitors with Orapred and that have the same active ingredient. Some of these products are less expensive than Orapred. We believe that our proprietary taste masking technology provides us with a significant advantage over the competing products. However, if a competing product develops a different effective taste masking or if the price advantages of other products impacts managed care organizations’ reimbursement patterns, our revenue from Orapred could be adversely affected.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Aryplase, Orapred, Phenoptin and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. Based on the approval of Aldurazyme in the U.S. and E.U., and other countries, we expect that our joint venture with Genzyme will be required to devote additional resources in the immediate future to support the commercialization of Aldurazyme. Additionally, we acquired approximately 70 new employees through the acquisition of the Ascent field sales force. This has required that we expand our managerial organization to cover several new functional areas, such as sales and marketing.

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

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs or sales and marketing efforts would harm our business and prospects.

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

Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.

Even if our drug products are approved, doctors must use treatments that require using those products. If doctors elect a different course of treatment from that which includes our drug products, this decision would reduce demand for our drug products and adversely affect revenues. For example, if in the future gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, like Aldurazyme, in MPS diseases could be greatly reduced. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for Aldurazyme with aggregate loss limits, including aggregate losses on other Genzyme products, of $25.0 million as a named insured under Genzyme’s insurance coverage. We have obtained insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates with aggregate loss limits of $15.0 million. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with the commercial use of Orapred, our current clinical trials and commercial use for Aldurazyme and our current clinical trials for Aryplase, our PKU program and Vibrilase, or in connection with the clinical trials for our now terminated program for Neutralase, for which our insurance coverage is not adequate.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Aldurazyme and Orapred;

•	progress of Aryplase and our other drug products through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our drug products or our competitors’ drug products in both the U.S. and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and biopharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S. or in the E.U.;

•	actual or anticipated fluctuations in our operating results; and

•	changes in company assessments or financial estimates by securities analysts.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risks at June 30, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003, on file with the Securities and Exchange Commission.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at June 30, 2004 (in thousands):

	Carrying Value
Cash and cash equivalents	$48,247	*
Short-term investments	80,549	**

Total	$128,796

*	43% of cash and cash equivalents invested in money market funds, 51% in taxable municipal debt securities, 6% of uninvested cash.
**	45% of short-term investments invested in United States agency securities, 5% in taxable municipal debt securities and 50% in corporate bonds.

Our debt obligations consist of our convertible debt and equipment and facility loans, most of which carry fixed interest rates and, as a result, we are not materially exposed to interest rate market risk on our debt. The carrying values of our convertible debt and equipment and facility loans approximate their fair values at June 30, 2004.

Item 4. Controls and Procedures

As of June 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in the factors that could significantly affect our internal controls during the fiscal quarter to which this report relates or subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Uses of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on May 5, 2004, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until there successors are elected:

Director Elected	Vote For	Withheld
Fredric D. Price	45,303,373	111,490
Franz L. Cristiani	44,617,360	797,503
Elaine J. Heron, Ph.D.	45,212,039	202,824
Pierre Lapalme	39,631,942	5,782,921
Erich Sager	39,494,507	5,920,356
John Urquhart, M.D.	39,635,267	5,779,596
Gwynn R. Williams	45,213,314	201,549

b)	The selection of KPMG LLP as independent auditors was ratified by a vote of 45,217,266 shares in favor; 194,560 shares against; and 3,037 shares withheld.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1†	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004.

10.2†	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004.

10.3†	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc.

10.4†	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc.

31.1†	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

On April 22, 2004, we filed a Current Report on Form 8-K regarding entering into a definitive agreement with Medicis Pharmaceutical Corporation to obtain the Ascent Pediatrics business from Medicis.

On May 5, 2004, we filed a Current Report on Form 8-K regarding our financial results for the quarter ended March 31, 2004.

On May 19, 2004, we filed a Current Report on Form 8-K regarding the closing of the transaction related to obtaining the business of Ascent Pediatrics from Medicis Pharmaceutical Corporation.

On June 2, 2004, we filed a Current Report on Form 8-K regarding additional details related to the transaction related to obtaining the business of Ascent Pediatrics from Medicis Pharmaceutical Corporation.

On June 4, 2004, we filed a Current Report on Form 8-K regarding the announcement of the data and results of our Phase 3 trial of Aryplase for the treatment of MPS VI.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 9, 2004	By:	/s/ LOUIS DRAPEAU
Louis Drapeau, Chief Financial Officer,
Vice President, Finance and Secretary (On behalf of the registrant and as principal financial officer)

Exhibit Index

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.
2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.
2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.
10.1†	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004.
10.2†	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004.
10.3†	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc.
10.4†	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc.
31.1†	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith
*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.