Form 10-Q/A
period 2004-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2004-10-18
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2004

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net product sales	$—	$4,563	$—	$4,563
Milestone revenue	12,100	—	12,100	—

Total revenue	12,100	4,563	12,100	4,563

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	—	613	—	613
Research and development	11,731	12,292	22,722	26,179
Selling, general and administrative	4,460	7,539	7,259	11,228
Amortization of acquired intangible assets	—	819	—	819
Acquired in-process research and development	—	35,444	—	35,444
Equity in the loss of BioMarin/Genzyme LLC	5,386	1,699	12,139	3,458

Total operating expenses	21,577	58,406	42,120	77,741

Loss from operations	(9,477)	(53,843)	(30,020)	(73,178)
Interest income	593	663	1,006	1,424
Interest expense	(213)	(2,418)	(343)	(3,789)

Net loss from continuing operations	(9,097)	(55,598)	(29,357)	(75,543)
Gain on disposal of discontinued operations	—	—	577	—

Net loss	$(9,097)	$(55,598)	$(28,780)	$(75,543)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.86)	$(0.49)	$(1.18)
Gain on disposal of discontinued operations	—	—	0.01	—

Net loss	$(0.14)	$(0.86)	$(0.48)	$(1.18)

Weighted average common shares outstanding, basic and diluted	63,494	64,339	60,247	64,282

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

The transaction resulted in a purchase price allocation of $32.3 million to goodwill, representing the financial, strategic and operational value of the transaction to BioMarin. Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Orapred business, and the synergies created with the acquisition of the Ascent Pediatrics sales force that will eventually be deployed towards selling future BioMarin products. The purchase price allocation also included $6.2 million of estimated liabilities assumed for product returns and unclaimed rebates.

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

	Three Months ended June 30,		Six Months ended June 30,
	2003	2004	2003	2004
Total revenue	$27,842	$6,706	$48,344	$18,159
Net loss	(3,148)	(20,657)	(50,185)	(39,173)
Net loss per share, basic and diluted	(0.05)	(0.32)	(0.83)	(0.61)
Weighted average common shares outstanding, basic and diluted	63,494	64,339	60,247	64,282

The historical statements of operations of the Ascent Pediatric business were derived directly from the related trial balances obtained from the seller of the business and include adjustments by the Company to allocate corporate overhead and to provide for income tax expense. Pro forma adjustments include non-cash expenses associated with the acquisition of the Ascent Pediatrics business, the elimination of income tax expense and certain integration costs incurred during the second quarter of 2004, which are reflected as of January 1, 2003. The non-cash items include an in-process research and development charge, amortization of acquired intangible assets, imputed interest expense and a fair value inventory adjustment.

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

A critical accounting estimate by management associated with our accounting for the joint venture is the realizeability of our investment in the joint venture. The joint venture has incurred significant losses to date. We believe that our investment in the joint venture will be recovered because we project that the joint venture will eventually achieve positive earnings and cash flows. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations.

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

Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. The estimation of the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results.

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

The Company establishes and maintains reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves. These factors include changes in the mix of prescriptions that are eligible for rebates and the lag time related to the processing of rebate claims by our customers. The length of time between the period of original sale and the processing of the related rebates has been consistent historically at between three and six months, depending on the nature of the rebate. Neither the rebate rates nor the time to process rebates are extremely sensitive to changes because both the rebate rate structures and the related rebate-processing practices of our customers are well established. To the extent actual rebates differ from management’s estimates, additional reserves may be required.

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

Our estimates for future product returns are primarily based on the actual return history for the product. Our estimates for future product returns are also based on the amount of inventory that exists in the distribution channel. Although we are unable to quantify wholesaler inventory levels with any certainty, to the extent necessary based on the expiration date and quantity of product in the distribution channel, we increase our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analysis. Our internal analysis utilizes information such as historical sales to wholesalers, product shelf life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which is provided by a third party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors and the possibility of a new generic competitor entering the market.

The amount of Orapred returns compared to sales has been reasonably consistent historically. Our experience is that the length of time between the period of original sale and the product return is between one and two years. Because the product has been on the market for less than three years, we are continuing to obtain and analyze the returns history. Our evaluation of such factors has not resulted in material revisions to our estimates of future product returns for current sales. We expect the return rate for future Orapred sales may decrease, as a result of implementing a return policy in the third quarter of 2004 that discourages product returns from our customers. However, to the extent actual chargebacks and product returns differ from management’s estimates, additional reserves may be required. Additionally, in the Ascent Pediatrics transaction we acquired liabilities for certain Orapred product returns and unclaimed rebates for the period prior to our acquisition of the product. We may need to adjust our estimates of these liabilities in the future.

As discussed above, our estimates of revenue dilution items are based primarily on the historical experience for the product, as adjusted to reflect known changes in the factors that impact the revenue dilutions. The nature and amount of our current estimates of the applicable revenue dilution item that are applied to gross sales to derive net sales are described in the table below. There are no additional material revenue dilution items other than those disclosed below and there have been no material revisions to our estimates of our revenue dilution items to date.

Revenue Dilution Item	Estimated Rate	Description
Cash Discounts	2%	Discounts offered to customers for prompt payment of accounts receivable
Sales Returns	3-4%	Provision for returns of product sales, mostly due to product expiration or damage
Rebates	6-8%	Rebates offered to managed care organizations and state Medicaid programs

Total	11-14%

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When estimating the allowance for doubtful accounts, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, the Orapred product has not experienced significant credit losses and an allowance for doubtful accounts has not been required because a significant portion of Orapred sales is made to a limited number of financially viable distributors and because we offer discounts that encourage the prompt payment of outstanding receivables. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

Milestone revenue is recognized in full when the related substantive milestone performance goal is achieved. Milestone revenue is typically not recurring in nature.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance against our net deferred tax assets, the principal amount of which is the tax effect of net operating loss carryforwards, of approximately $147.8 million at December 31, 2003. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In order to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. This critical accounting assumption has been historically accurate, as we have not been able to utilize our net deferred tax assets, and we do not expect changes to this assumption as we expect to incur losses for the foreseeable future.

Inventory

We value inventories at the lower or cost or fair value. We determine cost using the average cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required.

Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. A critical accounting assumption by management is that we believe that regulatory approval of our product candidates is uncertain, and do not assume that product manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development expenses until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or fair value. Historically, there have been no changes to this assumption.

Stock Option Plans

We have three stock-based compensation plans. We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees whereby generally no stock-based compensation cost is reflected in our net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. We recognize as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of options granted is determined using the Black-Scholes model, which requires various estimates and assumptions by management, including the expected term of the options and the expected future volatility of the value of our stock. The expected term of stock options is determined primarily based on the historical patterns for stock option exercises and cancellations. The expected future volatility is determined based on both the historical volatility as well as current and future circumstances that will affect future volatility. These estimates are sensitive to change based on external factors such as the equity markets in general and the individual circumstances of our employees, which are considered in the determination of our estimates.

Recent Accounting Pronouncements

See Note 2(l) of the accompanying consolidated financial statements for a full description of recent accounting pronouncements. We do not expect that any of the recent pronouncements will have a significant impact on our results of operations and financial condition.

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

Quarter Ended June 30, 2004 and 2003

BioMarin

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred, a patent-protected drug to treat asthma in children. During the second quarter we recognized $4.6 million of net product sales and approximately $4.0 million of gross profit, representing a gross margin of 87%. Cost of sales for the second quarter ended June 30, 2004, includes a $0.3 million charge related to the inventory fair market value adjustment associated with the acquisition. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business. Gross margin excluding the inventory fair value adjustment was 92%.

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

Six Months Ended June 30, 2004 and 2003

BioMarin

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred. During the six months ended June 30, 2004, we recognized $4.6 million of net product sales and approximately $4.0 million of gross profit, representing a gross margin of 87%. Cost of sales for the six months ended June 30, 2004, includes a $0.3 million charge related to the inventory fair market value adjustment associated with the acquisition. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business. Gross margin excluding the inventory fair value adjustment was 92%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Uses of Proceeds. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on May 5, 2004, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until there successors are elected:

Director Elected	Vote For	Withheld
Fredric D. Price	45,303,373	111,490
Franz L. Cristiani	44,617,360	797,503
Elaine J. Heron, Ph.D.	45,212,039	202,824
Pierre Lapalme	39,631,942	5,782,921
Erich Sager	39,494,507	5,920,356
John Urquhart, M.D.	39,635,267	5,779,596
Gwynn R. Williams	45,213,314	201,549

b)	The selection of KPMG LLP as independent auditors was ratified by a vote of 45,217,266 shares in favor; 194,560 shares against; and 3,037 shares withheld.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report.

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.2	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.3	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference,

10.4	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed with the Commission on August 9, 2004 as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed with the Commission on August 9, 2004 as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed with the Commission on August 9, 2004 as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: October 18, 2004	By:	/s/ Jeffrey H. Cooper
Jeffrey H. Cooper, Chief Financial Officer, and Secretary (On behalf of the registrant and as principal financial officer)

Exhibit Index

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.2	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.3	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.4	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed with the Commission on August 9, 2004 as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, previously filed with the Commission on August 9, 2004 as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed with the Commission on August 9, 2004 as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.