Form 10-Q
period 2004-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2004-11-09
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,497,636 shares common stock, par value $0.001, outstanding as of November 3, 2004.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003 (1)	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,406	$34,981
Short-term investments	84,951	51,570
Restricted cash	—	25,198
Accounts receivable	—	119
Inventory	—	3,090
Investment in and advances to BioMarin/Genzyme LLC	16,058	22,650
Other current assets	2,854	3,079

Total current assets	225,269	140,687
Property and equipment, net	25,154	35,620
Acquired intangible assets, net	—	99,123
Goodwill	—	32,250
Other assets	5,917	4,550

Total assets	$256,340	$312,230

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,098	$24,541
Current portion of acquisition obligation, net of discount	—	48,747
Other current liabilities	2,717	2,427

Total current liabilities	12,815	75,715
Convertible debt	125,000	125,000
Equipment and facility loan	—	6,986
Long-term portion of acquisition obligation, net of discount	—	90,076
Other long-term liabilities	672	290

Total liabilities	138,487	298,067

Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,156,285 and 64,388,138 shares issued and outstanding December 31, 2003 and September 30, 2004, respectively	64	64
Additional paid-in capital	414,110	420,758
Warrants	5,219	—
Deferred compensation	(145)	—
Accumulated other comprehensive loss	(17)	(260)
Accumulated deficit	(301,378)	(406,399)

Total stockholders’ equity	117,853	14,163

Total liabilities and stockholders’ equity	$256,340	$312,230

(1)	December 31, 2003 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2004

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net product sales	$—	$181	$—	$4,744
Milestone revenue	—	—	12,100	—

Total revenue	—	181	12,100	4,744

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	—	35	—	648
Research and development	14,211	11,806	36,784	37,670
Selling, general and administrative	1,956	12,761	9,364	24,304
Amortization of acquired intangible assets	—	1,694	—	2,513
Acquired in-process research and development	—	—	—	35,444
Equity in the loss of BioMarin/Genzyme LLC	4,503	507	16,642	3,965

Total operating expenses	20,670	26,803	62,790	104,544

Loss from operations	(20,670)	(26,622)	(50,690)	(99,800)
Interest income	781	573	1,787	1,997
Interest expense	(1,402)	(3,429)	(1,745)	(7,218)

Net loss from continuing operations	(21,291)	(29,478)	(50,648)	(105,021)
Gain on disposal of discontinued operations	—	—	577	—

Net loss	$(21,291)	$(29,478)	$(50,071)	$(105,021)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.33)	$(0.46)	$(0.82)	$(1.63)
Gain on disposal of discontinued operations	—	—	0.01	—

Net loss	$(0.33)	$(0.46)	$(0.81)	$(1.63)

Weighted average common shares outstanding, basic and diluted	63,815	64,384	61,450	64,316

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2004

(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(50,648)	$(105,021)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	7,232	12,680
Acquired in-process research and development	—	35,444
Lease liability reversal	(2,002)	—
Gain on disposals of property and equipment	—	(104)
Changes in operating assets and liabilities:
Accounts receivable	—	(119)
Inventory	—	(790)
Investment in and advances to BioMarin/Genzyme LLC	(5,355)	(6,592)
Other current assets	299	(225)
Note receivable from officer	203	917
Other assets	(902)	(172)
Accounts payable and accrued liabilities	9,469	8,107
Other liabilities	(248)	199

Net cash used in continuing operations	(41,952)	(55,676)
Net cash provided by discontinued operations	140	—

Net cash used in operating activities	(41,812)	(55,676)

Cash flows from investing activities:
Purchase of property and equipment	(2,637)	(16,401)
Proceeds from sale of equipment	28	—
Ascent Pediatrics transaction	—	(14,742)
Increase in restricted cash	—	(25,198)
Sale of short-term investments	74,056	70,575
Purchase of short-term investments	(88,020)	(37,435)

Net cash used in investing activities	(16,573)	(23,201)

Cash flows from financing activities:
Net proceeds from public offering of common stock	80,530	—
Net proceeds from sale of common stock to Acqua Wellington	7,950	—
Net proceeds from convertible debt offering	120,900	—
Proceeds from equipment and facility loan	—	8,173
Proceeds from exercise of stock options	4,282	1,016
Repayment of equipment and facility loan	(1,809)	(2,150)
Repayment of acquisition obligation	—	(15,000)
Other	830	413

Net cash provided by financing activities	212,683	(7,548)
Effect of foreign currency translation on cash	42	—

Net increase (decrease) in cash	154,340	(86,425)
Cash and cash equivalents:
Beginning of period	33,638	121,406

End of period	$187,978	$34,981

See accompanying notes to consolidated financial statements.

BioMarin Pharmaceutical Inc. and Subsidiaries

Notes To Consolidated Financial Statements

September 30, 2004

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States on April 30, 2003 and in the European Union on June 11, 2003. On May 18, 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business. The transaction includes: Orapred® (prednisolone sodium phosphate oral solution), a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. See Note 3 for further discussion of the transaction. The Company is incorporated in the state of Delaware.

Through September 30, 2004, the Company had accumulated losses of approximately $406.4 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, short-term investments and currently restricted cash at September 30, 2004, will be sufficient to meet the Company’s obligations into the second quarter of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the need for additional financings; the financial performance of Orapred; its joint venture partner’s ability to successfully commercialize Aldurazyme; its ability to successfully commercialize its product candidates, if approved; its ability to successfully integrate acquisitions; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; significant competition from larger organizations and generic competition with respect to Orapred; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities and Exchange Commission requirements for interim reporting. However, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

(b) Use of Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. The available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). As of September 30, 2004, accumulated other comprehensive loss related to recording available-for-sale short-term investments was approximately $0.2 million. Short-term investments are comprised mainly of corporate bonds, federal agency investments and taxable municipal debt securities. As of September 30, 2004, the Company had no held-to-maturity investments with net unrealized losses when aggregated by category of investment and the carrying value of the Company’s held-to-maturity investments approximated their fair value.

(e) Inventory

The Company values inventories at the lower of cost or fair value. The Company determines cost using the average cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. As of September 30, 2004, inventory consisted of Orapred finished goods of $3.1 million.

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

Provisions for sales discounts, and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. The Company permits product returns only if the product is damaged or if it is returned near or after expiration.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of September 30, 2004, the Company had no allowance for doubtful accounts.

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

Potentially dilutive securities include (in thousands):

	September 30,
	2003	2004
Options to purchase common stock	8,009	10,171
Common stock issuable under convertible debt	8,920	8,920
Warrants to purchase common stock	780	—
Portion of acquisition obligation payable in common stock	—	3,854

Total	17,709	22,945

(k) Stock Option Plans

The Company has three stock-based compensation plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby generally no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, to stock-based compensation.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2004	2003	2004
Net loss as reported	$(21,291)	$(29,478)	$(50,071)	$(105,021)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,569)	(2,996)	(10,309)	(11,099)

Pro forma net loss	$(24,860)	$(32,474)	$(60,380)	$(116,120)

Net loss per share as reported, basic and diluted	$(0.33)	$(0.46)	$(0.81)	$(1.63)
Pro forma net loss per share, basic and diluted	(0.39)	(0.50)	(0.98)	(1.81)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(l) Recent Accounting Pronouncements

In September 2004, Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08 (EITF 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under current interpretations of FASB No. 128, Earnings per Share, issuers of contingently convertible debt instruments generally exclude the potential common shares underlying the contingently convertible debt instruments from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that contingently convertible debt instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. Management has determined that this pronouncement has no impact on our current and historical financial statements because the effect of such potential shares on our net loss per share would be antidilutive. Potentially dilutive securities, including, the potential shares associated with our convertible debt are disclosed in Note 2(j).

In October 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company will adopt Statement 123R in the third quarter of 2005 and management is currently evaluating the effect that the adoption of Statement 123R will have on the Company’s financial position and results of operations.

In March 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact EITF 03-1 will have on its consolidated financial statements once final guidance is issued. Under the existing guidance, management has determined that there is no impact on the Company’s consolidated financial statements as of September 30, 2004, as there are no investments with impairments that are other-than-temporary.

(m) Reclassifications

Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(3) ASCENT PEDIATRICS TRANSACTION

On May 18, 2004, the Company acquired the Ascent Pediatrics business from Medicis Pharmaceutical Corporation (Medicis). The transaction included: Orapred, a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. In connection with the transaction, the Company also acquired certain tangible assets, including inventory and equipment.

Total acquisition payments of $190.0 million will be made to Medicis in specified amounts through 2009, including a payment of $20.0 million in BioMarin common stock in 2009. The number of shares issuable in 2009 will be based on the per share stock price at that time. The total acquisition cost, including transaction costs, acquired tangible assets and operating liabilities, was $194.9 million.

Pursuant to the acquisition, the Company was required to deposit $25.0 million of BioMarin common stock and $25.0 million of cash in escrow until the last of the first four quarterly payments to Medicis have been made. The $25.0 million of BioMarin common stock and $25.0 million of cash are scheduled to be fully released in May 2005.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition, at their respective fair values. The Company’s consolidated financial statements for the period subsequent to the acquisition date reflect these values and the results of operations of the Ascent Pediatrics business. The total consideration has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed upon the Company’s receiving all the relevant information required to complete our estimates, but no later than one year from the acquisition date in accordance with GAAP. Components of the purchase price allocation that are not yet final include the allocation to goodwill, which will be based on the estimated value of the acquired liabilities for product returns and unclaimed rebates. To the extent that our estimates need to be adjusted, we will do so in future quarters.

The fair value of the transaction was allocated as follows (in thousands):

Product technology	$101,636
In-process research and development	35,444
Imputed discount on purchase price	29,406
Inventory	2,301
Equipment	131
Goodwill	32,250
Liabilities assumed	(6,226)

Total	$194,942

The product technology is the only intangible asset subject to amortization and represents the rights to the proprietary knowledge associated with Orapred. These rights include the right to develop, use, and market Orapred. The product technology is being amortized over Orapred’s estimated economic life of 15 years using the straight-line method of amortization and includes no estimated residual value. The amortization expense for the three and nine months ended September 30, 2004 was $1.7 million and $2.5 million, respectively; and accumulated amortization expense as of September 30, 2004 was $2.5 million. The estimated amortization expense associated with the acquisition for the remainder of 2004, and each of the succeeding five fiscal years is $1.7 million and $6.8 million, respectively.

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

The allocation to inventory at the purchase date includes an adjustment of $0.9 million in addition to the cost basis of the finished inventory to reflect the fair value of the finished inventory less the cost of disposal and a reasonable profit for the selling effort.

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

The following unaudited pro forma financial information presents (in thousands) the combined results of operations of BioMarin and the Ascent Pediatrics business for the three and nine months ended September 30, 2003 and 2004 as if the acquisition had occurred as of January 1, 2003. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2003. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Company combined with the Ascent Pediatrics business.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2004	2003	2004
Total revenue	$5,215	$181	$53,559	$18,340
Net loss	(25,275)	(27,389)	(75,402)	(63,915)
Net loss per share, basic and diluted	$(0.40)	$(0.43)	$(1.23)	$(0.99)
Weighted average common shares outstanding, basic and diluted	63,815	64,384	61,450	64,316

The historical statements of operations of the Ascent Pediatric business were derived directly from the related trial balances obtained from the seller of the business and include adjustments by the Company to allocate a portion of the seller’s corporate overhead to the Ascent Pediatrics business. Pro forma adjustments include non-cash expenses associated with the acquisition of the Ascent Pediatrics business and certain integration costs incurred during the second quarter of 2004, which are reflected as of January 1, 2003. The non-cash items include an in-process research and development charge, amortization of acquired intangible assets, imputed interest expense and a fair value inventory adjustment. The pro forma net loss for the three and nine months ended September 30, 2003 increased as a result of the pro forma adjustments to include the acquisition-related expenses, such as in-process research and development and amortization of the acquired intangible assets.

(4) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three and nine months ended September 30, 2003 and 2004 are presented in the table below (in thousands). The joint venture results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2004	2003	2004
Revenue	$3,434	$10,332	$4,884	$26,968
Cost of goods sold	3,004	261	3,004	509

Gross profit	430	10,071	1,880	26,459
Operating expenses	9,448	11,129	35,214	34,475

Loss from operations	(9,018)	(1,058)	(33,334)	(8,016)
Other income	12	44	50	86

Net loss	(9,006)	(1,014)	(33,284)	(7,930)

Equity in the loss of BioMarin/Genzyme LLC	$(4,503)	$(507)	$(16,642)	$(3,965)

At December 31, 2003 and September 30, 2004, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in and advances to the joint venture were as follows (in thousands):

	December 31, 2003	September 30, 2004
Assets	$35,991	$55,733
Liabilities	(11,977)	(14,197)

Net equity	$24,014	$41,536

50% share of net equity	$12,007	$20,768
Due from BioMarin/Genzyme LLC	4,051	1,882

Investment in and advances to BioMarin/Genzyme LLC	$16,058	$22,650

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

To monitor the amount of Aldurazyme inventory in the joint venture’s U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

BioMarin/Genzyme LLC records reserves for rebates payable under Medicaid and payer contracts, such as managed care organizations, as a reduction of revenue at the time product sales are recorded. BioMarin/Genzyme LLC records allowances for product returns as a reduction of revenue at the time product sales are recorded. The product returns reserve is estimated based on the joint venture’s experience of returns for Aldurazyme, or for similar products. If the history of product returns changes, the reserve is adjusted appropriately. BioMarin/Genzyme LLC’s estimate of distribution channel inventory is also used to assess the reasonableness of its product returns reserve.

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

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to Note 4(a) above for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(5) STOCKHOLDERS’ EQUITY

During 2004, certain warrants expired resulting in a reclassification of $5.2 million from warrants to additional paid-in capital.

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

(6) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Accounts payable	$382	$466
Accrued accounts payable	5,092	12,098
Accrued vacation	1,071	1,207
Accrued compensation	2,754	2,695
Accrued Medicaid and managed care organization rebates	—	870
Current portion of returns reserve	—	5,416
Accrued other	799	1,789

Total	$10,098	$24,541

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the

Company recognized $0.2 million and $0.6 million of amortization expense during the three and nine months ended September 30, 2004, and $0.2 million of amortization expense during the three and nine months ended September 30, 2003.

(8) EQUIPMENT AND FACILITY LOAN

In May 2004, the Company executed a $25 million credit facility to finance the Company’s equipment purchases and facility improvements. As of September 30, 2004, $8.2 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.5% (3.5% as of September 30, 2004) are due through maturity in 2011. The facility requires an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender requires that we maintain a total unrestricted cash balance, including short-term investments, of at least $45 million or a greater amount defined by a calculation provided for in the facility agreement, as amended. The facility also contains additional customary covenants.

(9) SALE OF GLYKO, INC. ASSETS

In January 2003, the Company sold certain Glyko assets including intellectual property, inventory and customer lists, to a third party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in installments through 2006 totaling $0.5 million, without interest, and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $0.8 million. The future royalties are based upon the terms of the related license agreement, which terminates in January 2008. As the net book value of the Glyko assets was reduced to zero as of December 31, 2002, the Company recognized a gain on disposal of discontinued operations totaling $0.6 million in 2003. The gain represents the cash and note receivable received offset by the discount on the note receivable and related transaction fees incurred during 2003.

(10) FINANCIAL INSTRUMENTS - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. A significant portion of Orapred sales is made to a limited number of financially viable distributors. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at September 30, 2004.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction occurred during the periods presented (in thousands):

	Nine months ended September 30,
	2003	2004
Acquisition obligation, net of discount	$—	$151,702

(12) MILESTONE REVENUE

During May 2003, the Company received $12.1 million from Genzyme for the one-time milestone payment related to the marketing approval of Aldurazyme. The milestone payment is included as revenue in the accompanying consolidated statements of operations.

(13) LEASE LIABILITY REVERSAL

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

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant medical need, have well-understood biology and provide an opportunity to be first-to-market.

The Company’s product portfolio is comprised of two approved products and multiple investigational product candidates. Aldurazyme® (laronidase), has been approved for marketing in the United States by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I). MPS I is a debilitating and life-threatening genetic disease caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for breaking down certain complex carbohydrates. MPS I is a progressive disease that afflicts patients from birth and leads to severe disabilities and early death. As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I. Aldurazyme has subsequently been approved in additional countries around the world. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

On May 18, 2004, BioMarin completed the transaction to acquire the business of Ascent Pediatrics from Medicis Pharmaceutical Corporation. The transaction includes Orapred® (prednisolone sodium phosphate oral solution), a patent-protected drug to treat asthma in children and other inflammatory conditions, two additional proprietary formulations of Orapred in development, and a U.S.-based sales force.

We are developing several other product candidates for the treatment of genetic diseases including: Aryplase™ (galsulfase) for the treatment of mucopolysaccharidosis VI (MPS VI); Phenoptin™ (6R-BH4) a proprietary oral form of tetrahydrobiopterin for the treatment of moderate to mild forms of phenylketonuria (PKU); and Phenylase™ (recombinant phenylalanine ammonia lyase), a preclinical candidate for the treatment of the more severe form of PKU.

In June 2004, we announced the positive results of our Phase 3 trial of Aryplase for the treatment of MPS VI, a progressive and seriously debilitating life-threatening genetic disease for which no drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). The clinical trial demonstrated a statistically significant improvement in endurance in patients receiving Aryplase compared to patients receiving placebo, as measured by the distance walked in 12 minutes, the primary end point of the trial. Additionally, the data demonstrated a statistically significant improvement in reduction of GAGs and a positive trend in a 3-minute stair climb, the secondary end points of the trial. In the fourth quarter of 2004, we expect to file for marketing authorization in both the U.S. and E.U., where Aryplase has received orphan drug designations for the treatment of MPS VI.

In July 2004, we announced positive results from an investigator sponsored pilot clinical study of 6R-BH4, the active agent in Phenoptin, in 20 patients with PKU. We also announced that we have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U. In August 2004, we announced that we filed an investigational new drug application (IND) with the FDA for Phenoptin, for the treatment of PKU. PKU is an inherited metabolic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world, an estimated half of whom have a moderate to mild form of the disease. It is caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of phenylalanine (Phe). Phe is an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. Phenoptin, our lead product candidate for the treatment of PKU, is a proprietary oral form of 6R-BH4, a small-molecule therapeutic that works in combination with PAH to metabolize Phe. If approved, it could become the first drug for the treatment of PKU. Phenylase, an enzyme therapy currently in preclinical development, is being developed as a subcutaneous injection and is intended for those who do not respond to Phenoptin, likely those with the more severe form of the disease. We expect to initiate a Phase 2 clinical study of Phenoptin based on our recently filed IND by the end of 2004.

We are evaluating multiple enzyme-based therapies for serious medical conditions including: Vibrilase™, a topical investigational enzyme therapy for use in the debridement of serious burns; our preclinical candidate Chondroitinase for spinal cord injury; and our preclinical candidate Heparinase III for reperfusion injury. In August 2004, we announced positive data from a Phase 1b clinical trial of Vibrilase. Data from the trial suggest that treatment with Vibrilase is generally safe and well tolerated, and effective in debriding partial-thickness burns. We are pursuing preclinical development of several other enzyme product candidates for genetic and other diseases. Additionally, we are evaluating two platform technologies, NeuroTrans™ and Immune Tolerance, to overcome limitations associated with existing pharmaceuticals. We have retained all worldwide commercial rights to all of our product candidates.

In August 2004, we announced that Fredric D. Price resigned as Chairman and Chief Executive Officer (CEO) of the company. Pierre Lapalme, a member of our Board of Directors who has held numerous senior management positions in the pharmaceutical industry, has assumed the position of our Chairman of the Board. Louis Drapeau, our Chief Financial Officer since August 2002, has been appointed as our acting Chief Executive Officer until a new CEO is named, and Jeffrey Cooper, Vice President, Controller, has been appointed as our acting Chief Financial Officer. Our Board of Directors has commenced the search for a new CEO.

Our net loss for the third quarter of 2004 was $29.5 million as compared to $21.3 million for the third quarter of 2003. Net loss for the third quarter of 2004 increased primarily as a result of non-cash expenses associated with the Ascent Pediatrics acquisition of $3.8 million, the separation costs associated with our former CEO of $2.9 million and operating expenses associated with the sales and marketing support of Orapred totaling $4.6 million. These increases were partially offset by a decrease in other operating expenses of $3.1 million, primarily a decrease of $4.0 million in our equity in loss of our joint venture. As of September 30, 2004, our combined cash, cash equivalents and short-term investments totaled $86.6 million, a decrease of $119.8 million from $206.4 million at December 31, 2003. Additionally, we have $25.2 million of restricted cash at September 30, 2004, primarily associated with the Ascent Pediatrics transaction.

Our cash burn in the third quarter of 2004 was $42.2 million as compared to $24.5 million in the third quarter of 2003. The $17.7 million increase in cash burn, a non-GAAP financial measure, is primarily attributable to $15.0 million of payments of our Ascent Pediatrics acquisition obligation, a payment to our former CEO and working capital timing differences associated with the Orapred product and our other operations. Also contributing to the increase in cash burn are the costs associated with developing our facilities, which were partially offset by draws on our equipment and facility loan. See “Non-GAAP Financial Measure” below for discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2004	2003	2004
Net (increase) decrease in cash	$33,794	$13,266	$(154,340)	$86,425
Net (purchases) sales of short-term investments	(9,323)	28,979	(13,571)	33,381
Increase in restricted cash	—	(74)	—	(25,198)
Net proceeds from capital market financings	—	—	209,380	—

Cash burn	$24,471	$42,171	$41,469	$94,608

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

A critical accounting estimate by management associated with our accounting for the joint venture is the realizability of our investment in the joint venture. The joint venture has incurred significant losses to date. We believe that our investment in the joint venture will be recovered because we project that the joint venture will eventually achieve positive earnings and cash flows. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations.

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

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Product sales transactions are evidenced by customer purchase orders, invoices and the related shipping documents.

The timing of product shipments can have a significant impact on the amount of revenue from product sales that we recognize in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are our principal customers, and inventory held by retailers. Our revenue from product sales in a particular period is impacted by increases or decreases in wholesalers’ inventory levels. From time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. If wholesaler inventories substantially exceed retail demand, we could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

We establish and maintain reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves. These factors include changes in the mix of prescriptions that are eligible for rebates and the lag time related to the processing of rebate claims by our customers. The length of time between the period of original sale and the processing of the related rebates has been consistent historically at between three and six months, depending on the nature of the rebate. Neither the rebate rates nor the time to process rebates are extremely sensitive to changes because both the rebate rate structures and the related rebate-processing practices of our customers are well established. To the extent actual rebates differ from management’s estimates, additional reserves may be required.

Provisions for sales discounts, and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by our management as our best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. We do not provide any forms of price protection to customers and permit product returns only if the product is damaged or if it is returned near or after expiration.

Our estimates for future product returns are primarily based on the actual return history for the product. Our estimates for future product returns are also based on the amount of inventory that exists in the distribution channel. Although we are unable to quantify wholesaler inventory levels with any certainty, to the extent necessary based on the expiration date and quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analysis. Our internal analysis utilizes information such as historical sales to wholesalers, product shelf life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which is provided by a third party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors and generic competition.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When estimating the allowance for doubtful accounts, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, the Orapred product has not experienced significant credit losses and an allowance for doubtful accounts has not been required because a significant portion of Orapred sales is made to a limited number of financially viable distributors and because we offer discounts that encourage the prompt payment of outstanding receivables. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

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

Inventory

We value inventories at the lower of cost or fair value. We determine cost using the average cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required.

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

Quarter Ended September 30, 2004 and 2003

BioMarin

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred, a patent-protected drug to treat asthma in children. During the third quarter, we recognized $0.2 million of net product sales and approximately $0.1 million of gross profit. Net sales of Orapred during the third quarter of 2004 were lower than expected as a result of larger than anticipated levels of Orapred inventory held by distributors prior to our acquisition of the product. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

Net Loss

Our net loss for the third quarter of 2004 was $29.5 million as compared to $21.3 million for the third quarter of 2003. Net loss for the third quarter of 2004 increased primarily as a result of non-cash expenses associated with the Ascent Pediatrics acquisition of $3.8 million, the separation costs associated with our former CEO of $2.9 million and operating expenses associated with the sales and marketing support of Orapred totaling $4.6 million. These increases were partially offset by a decrease in other operating expenses of $3.1 million, primarily a decrease of $4.0 million in our equity in loss of our joint venture.

Research and Development Expense

Our research and development expenses include personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs.

Research and development expenses in the third quarter of 2004 decreased by $2.4 million to $11.8 million from $14.2 million in the third quarter of 2003. The major factors causing the decrease include the lack of clinical and manufacturing costs related to our discontinued Neutralase program, which totaled $5.7 million during the third quarter of 2003. Offsetting this decrease were increases related to the manufacturing and clinical development of Phenoptin totaling $2.3 million and Orapred-related research and development totaling $1.0 million.

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

Selling, general and administrative expenses in the third quarter of 2004 increased to $12.8 million from $2.0 million in the third quarter of 2003. The components of the increase between 2003 and 2004 are as follows (in millions):

Orapred sales and marketing	$4.6
Separation costs associated with former CEO	2.9
Absence of reversal of lease liability in 2003	2.0
Increased corporate overhead	1.3

Total increase	$10.8

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the Orapred product technology acquired in the Ascent Pediatrics transaction. The acquired intangible assets are being amortized over 15 years and we expect that the recurring annual amortization expense associated with the transaction will be $6.7 million.

Acquired In-Process Research and Development

Acquired in-process research and development includes the one-time charge for the portion of the Ascent Pediatrics transaction consideration attributable to the two additional proprietary formulations of Orapred that we acquired that are currently under development.

Equity in the loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Equity in the loss of BioMarin/Genzyme LLC was $0.5 million in the third quarter of 2004 compared to $4.5 million in the third quarter of 2003. The decrease is principally due to the profits derived from $10.3 million of Aldurazyme sales in the third quarter of 2004 compared to $3.4 million during the third quarter of 2003. See the BioMarin/Genzyme LLC section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $0.6 million in the third quarter of 2004 from $0.8 million in the third quarter of 2003 due to lower average cash and short-term investment balances during the period.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction. Interest expense was $3.4 million and $1.4 million in the third quarter of 2004 and 2003, respectively. The increase in the third quarter of 2004 primarily represents imputed interest expense of $2.1 million.

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

Revenue and Gross Profit

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the U.S. on April 30, 2003 and in the E.U. on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $10.3 million of revenue and $10.1 million of gross profit during the third quarter of 2004, which reflects the effect of previously expensing most of the product sold during the quarter. BioMarin/Genzyme LLC recognized $3.4 million of revenue and $0.4 million of gross profit during the third quarter of 2003. Gross profit for the joint venture for the third quarter of 2003 would have been higher by $2.8 million if not for production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $11.1 million for the third quarter of 2004 as compared to $9.4 million for the third quarter of 2003. Operating expenses in the third quarter of 2004 included $5.9 million of sales and marketing expenses associated with the commercial support of Aldurazyme and $3.9 million of research and development costs, primarily clinical trial costs. Operating expenses in the third quarter of 2003 included $4.3 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $3.4 million of research and development expenses. Sales and marketing expenses increased in the third quarter of 2004 due to increased post-launch commercialization activities.

Nine Months Ended September 30, 2004 and 2003

BioMarin

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred. During the nine months ended September 30, 2004, we recognized $4.7 million of net product sales and approximately $4.1 million of gross profit, representing a gross margin of 87%. Cost of sales for the nine months ended September 30, 2004 includes a $0.3 million charge related to the inventory fair market value adjustment associated with the acquisition. Net sales of Orapred from May 18, 2004 to September 30, 2004 were lower than expected as a result of larger than anticipated levels of Orapred inventory held by distributors prior to our acquisition of the product. Gross margin excluding the inventory fair value adjustment was 92%. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

Milestone revenue for the nine months ended September 30, 2003 represents the $12.1 million non-recurring milestone payment received from Genzyme related to the marketing approval of Aldurazyme.

Net Loss

Our net loss for the nine months ended September 30, 2004 was $105.0 million as compared to $50.1 million for the nine months ended September 30, 2003. Net loss for the first nine months of 2004 increased as a result of the following (in millions):

Expenses associated with Ascent Pediatrics acquisition (includes $35.4 million of in-process research and development expense)	$41.4
Decrease in Equity in Loss of joint venture due to Aldurazyme sales	(12.7)
Lack of 2003 non-recurring milestone revenue	12.1
Orapred sales and marketing expenses, net of revenues	3.3
Separation costs associated with former CEO	2.9
Absence of reversal of lease liability in 2003	2.0
Increased operating expenses, including increased corporate overhead	3.7
Increased interest expense due to convertible debt issued in June 2003	2.2

Total variance	$54.9

Expenses associated with the Ascent Pediatrics acquisition include acquired in-process research and development of $35.4 million, amortization of acquired intangibles of $2.5 million, imputed interest expense of $3.2 million and the fair value inventory adjustment of $0.3 million.

Research and Development Expense

Our research and development expenses include personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs.

Research and development expenses increased by $0.9 million to $37.7 million in the first nine months of 2004 from $36.8 million in the first nine months of 2003. The major factors causing the increase include increased Aryplase costs of $11.7 million and increased Phenoptin costs of $4.6 million. These increases were mostly offset by $15.7 million of Neutralase development costs incurred during the first nine months of 2003 that were not incurred during 2004 because the program was discontinued. The increased Aryplase costs include $9.4 million of increased manufacturing and quality costs and $4.9 million of increased clinical costs, primarily related to the Phase 3 clinical trial. The increased Phenoptin costs primarily include $2.4 million of manufacturing costs and $1.6 million of clinical development costs.

Selling, General and Administrative Expense

Our selling, general and administrative expenses include sales and administrative personnel, facility and external costs required to support our product development programs. These selling, general and administrative costs include facility operating expenses and depreciation, sales operations in support of Orapred and our product candidates, human resources, finance and support personnel expenses and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses increased by $14.9 million to $24.3 million in the first nine months of 2004 from $9.4 million in the first nine months of 2003. The components of the increase between 2003 and 2004 are as follows (in millions):

Orapred sales and marketing	$7.4
Separation costs associated with former CEO	2.9
Absence of reversal of lease liability in 2003	2.0
Increased corporate overhead and other	2.6

Total variance	$14.9

The increase in corporate overhead and other costs includes increased rent expense, accounting fees, administrative personnel and costs incurred in preparation for the commercial launch of Aryplase.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years and we expect that the recurring annual amortization expense associated with the transaction will be $6.7 million.

Acquired in-Process Research and Development

Acquired in-process research and development includes the nonrecurring charge for the portion of the Ascent Pediatrics transaction consideration attributable to the two additional proprietary formulations of Orapred that we acquired that are currently under development.

Equity in the loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Equity in the loss of BioMarin/Genzyme LLC was $4.0 million in the first nine months of 2004 compared to $16.6 million in the first nine months of 2003. The decrease is principally due to the profits derived from $27.0 million of Aldurazyme sales in the first nine months of 2004 compared to $4.9 million during the first nine months of 2003. See the BioMarin/Genzyme LLC section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $2.0 million in the first nine months of 2004 from $1.8 million in the first nine months of 2003. The increase of $0.2 million is primarily the result of a slightly higher average cash and short-term investment balance for the nine months ended September 30, 2004.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction. Interest expense was $7.2 million and $1.7 million in the first nine months of 2004 and 2003, respectively, representing an increase of $5.5 million. The increase in the first nine months of 2004 primarily represents interest expense related to the convertible debt, which was outstanding during all of 2004, of $2.2 million and imputed interest of $3.2 million.

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

Revenue and Gross Profit

We and our joint venture partner, Genzyme, received marketing approval for Aldurazyme in the U.S. on April 30, 2003 and in the E.U. on June 11, 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $27.0 million of revenue and $26.5 million of gross profit during the first nine months of 2004, which reflects the effect of previously expensing most of the product sold during the period. BioMarin/Genzyme LLC recognized $4.9 million of revenue and $1.9 million of gross profit during the first nine months of 2003. Gross profit for the nine months ended September 30, 2003 would have been higher by $2.8 million if not for production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercialization of Aldurazyme and totaled $34.5 million for first nine months of 2004 as compared to $35.2 million for the first nine months of 2003. Operating expenses for the first nine months of 2004 included $16.3 million of sales and marketing expenses associated with the commercial support of Aldurazyme and $12.0 million of research and development costs, primarily clinical trial costs. Operating expenses for the first nine months of 2003 included $12.3 million of sales and marketing expenses associated with the commercial launch of Aldurazyme and $18.7 million of research and development expenses. Sales and marketing expenses increased in the first nine months of 2004 due to increased post-launch commercialization activities. Research and development of the joint venture for the first nine months of 2003 included $8.2 million for the production of Aldurazyme prior to obtaining regulatory approval and $10.5 million of clinical trial costs and continued research and development efforts. Research and development decreased in the first nine months of 2004 compared to 2003 due to the capitalization of inventory during all of 2004 compared with approximately half of 2003.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment financing and the related interest income earned on cash, cash equivalents and short-term investments. During the first nine months of 2003, we raised $80.5 million from a public offering of our common stock, $8.0 million from the sale of our common stock to Acqua Wellington and $120.9 million from a convertible debt offering. We voluntarily elected to terminate our equity financing agreement with Acqua Wellington in September 2003.

As of September 30, 2004, our combined cash, cash equivalents and short-term investments totaled $86.6 million, a decrease of $119.8 million from $206.4 million at December 31, 2003. Additionally, we have $25.2 million of restricted cash at September 30, 2004, primarily associated with the Ascent Pediatrics transaction. Cash inflows during the first nine months of 2004 included proceeds from our equipment and facility loan totaling $8.2 million. The primary sources of cash during the first nine months of 2003 were the financing activities described above, a milestone payment from Genzyme of $12.1 million and the issuance of common stock pursuant to the exercise of stock options under our stock compensation plans of approximately $4.3 million.

The primary uses of cash during the first nine months of 2004 were to finance operations, which primarily included the manufacturing and clinical trials of Aryplase and the related supporting functions, and the Ascent Pediatrics transaction. Our cash burn, a non-GAAP financial measure, in the first nine months of 2004 was $94.6 million as compared to $41.5 million in the first nine months of 2003. The $53.1 million increase in cash burn during the first nine months of 2004 is primarily attributable to cash payments associated with the Ascent Pediatrics transaction totaling $29.7 million, an increase in capital expenditures primarily related to the development of our facilities of $13.8 million, the lack of the $12.1 million milestone revenue received in 2003 and increased investments in working capital such as inventory and our investment in BioMarin/Genzyme LLC. These increases in cash burn were partially offset by equipment and facility loan proceeds of $8.2 million. See “Overview—Non-GAAP Financial Measures” above for a discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

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

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $145.0 million in specified cash payments through 2009, of which $15.0 million is payable in the fourth quarter of 2004.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents, short-term investments and currently restricted cash, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current funds will meet our operating and capital requirements into the second quarter of 2005.

Our investment in our product development programs has a major impact on our operating performance. In the nine months ended September 30, 2004, our research and development expenses of $37.7 million represent $24.5 million of Aryplase costs, $5.0 million of Phenoptin costs, $2.0 million of NeuroTrans costs, $1.2 million of Orapred costs, $0.3 million of Vibrilase costs and $4.7 million of research and development costs not allocated to specific major projects.

In the quarter ended September 30, 2004, our research and development expenses of $11.8 million represent $5.7 million of Aryplase costs, $2.6 million of Phenoptin costs, $0.7 million of NeuroTrans costs, $1.0 million of Orapred costs and $1.8 million of research and development costs not allocated to specific major projects.

As of September 30, 2004, our research and development expenses associated with our significant product development programs since inception totaled $68.6 million of Aryplase costs, $5.7 million of Phenoptin costs, $5.0 million of NeuroTrans costs, $8.0 million of Vibrilase costs, $1.2 million of Orapred costs, and $95.7 million of costs not allocated to specific projects and discontinued projects. We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed in under “—Overview”, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Factors That May Affect Future Results” for a discussion of the reasons that we are unable to estimate such information, and in particular “—If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “–To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials will be required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable cost, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Orapred, Aryplase and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes including the development of our corporate facilities; payment of the amounts due to the Ascent Pediatrics transaction; and working capital.

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

We have entered into several agreements for loans, including a $25.0 million credit facility executed in May 2004, to finance our equipment purchases and facility improvements. The aggregate outstanding balance totaled $9.4 million at September 30, 2004. The loans bear interest ranging from 2.83% to 9.33% and are secured by liens on certain assets. Payments of principal and interest are due through maturity of the credit facility in 2011. The lender under our credit facility requires that we maintain a total unrestricted cash balance of at least $45 million or a greater amount defined by a calculation provided for in the credit agreement, as amended. As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $145.0 million in specified cash payments through 2009, of which $15.0 million is payable in the fourth quarter of 2004.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating and capital leases and other obligations related to research and development activities, licenses and sales royalties with annual minimums. Information about these obligations as of September 30, 2004, is presented in the table below (in thousands).

	Payments Due by Period
	Total	Remainder of 2004	2005	2006-2007	2008-2009	Thereafter
Acquisition obligation	$145,000	$15,000	$40,000	$17,000	$73,000	$—
Convertible debt and related interest	142,597	2,188	4,375	8,750	127,284	—
Operating leases	27,417	928	3,563	6,711	6,831	9,384
Equipment and facility loans	9,413	989	1,865	2,422	2,422	1,715
Research and development and license obligations	344	195	142	7	—	—

Total	$324,771	$19,300	$49,945	$34,890	$209,537	$11,099

We have also licensed technology, for which we are required to pay royalties upon future sales, subject to annual minimums totaling $0.4 million.

We are also subject to contingent payments totaling approximately $19.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Included in the total amount is $8.3 million related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect this amount will ever be payable.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $38.5 million in sales revenue to our joint venture through September 30, 2004. We acquired exclusive rights to Orapred in May 2004 and reported $4.7 million in Orapred net sales since the acquisition. We have no revenues from sales of our product candidates. As of September 30, 2004, we had an accumulated deficit of $406.4 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our marketing of Orapred through our newly-acquired Ascent Pediatrics sales force, the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

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

We believe that our cash, cash equivalents, short-term investment securities and restricted cash balances at September 30, 2004, will be sufficient to meet our operating and capital requirements into the second quarter of 2005. These estimates are based on assumptions and estimates, which may prove to be wrong.

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

Ascent Pediatrics had reimbursement agreements for Orapred with many of the major U.S. third-party payers. We have agreed with these third parties to maintain the existing agreements at this time. In the future, we may need to enter into additional agreements with other third-party payers and we may need to evaluate and renegotiate our existing agreements. Reimbursement strategy is a complicated process that is based on a number of factors, including competition, patient profile and the condition being treated, among others.

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

If our license agreement with Ascent Pediatrics is terminated or becomes non-exclusive we could be barred from commercializing Orapred or our ability to successfully commercialize Orapred could be diminished and our revenue could decrease significantly.

The license agreement with Ascent Pediatrics is terminable upon specified material breaches by us or Ascent Pediatrics. If the license agreement were terminated, we would no longer have the ability to manufacture, market, sell, or distribute Orapred and our revenue could decrease significantly.

Ascent Pediatrics has the right under the license agreement to cause the license to become non-exclusive in the event of certain specified breaches by us. If the license becomes non-exclusive, Ascent Pediatrics would be able to commercialize Orapred itself or license it to others, which could reduce our competitive advantage and which could reduce our revenue significantly.

If the option under the securities purchase agreement with Medicis to purchase all of the issued and outstanding capital stock of Ascent Pediatrics is accelerated by Medicis, we may not have sufficient funds to exercise the option, which could result in a termination of the license agreement and our revenue could decrease significantly.

We are obligated to exercise the option under our securities purchase agreement with Medicis to purchase all issued and outstanding capital stock of Ascent Pediatrics in approximately five years unless our product sales from the Ascent Pediatrics business for the twelve months ending March 31, 2009 exceed 150% of the Ascent Pediatrics business product sales in the twelve months ended March 31, 2004, in which event we would have the right not to exercise the option. The exercise of the option is subject to acceleration on specified material breaches of our license agreement with Ascent Pediatrics or a bankruptcy or insolvency proceeding involving Medicis or Ascent Pediatrics, and if such acceleration is due to a specified breach of the license by us, then the option exercise price together with an amount equal to all license payments remaining under our license agreement with Ascent Pediatrics will become due on the accelerated closing date for the purchase of shares under the option.

If the option were accelerated, we may not have sufficient funds at that time to exercise the option and/or to make the license payments, and may not be able to obtain the financing to do so, in which case we would not be able to consummate the transaction to acquire such shares and would be in breach of the license agreement and the securities purchase agreement. If we are in breach of the license agreement, Ascent Pediatrics may terminate the license and we would no longer have the ability to manufacture, market, sell, or distribute Orapred and our revenue could decrease significantly.

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

The availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain. The cost of contract manufacturing is generally greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to result in equivalent margins.

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

In order to achieve our product cost targets, we must develop efficient manufacturing processes either by:

•	improving the product yield from our current cell lines, which are populations of cells that have a common genetic makeup

•	improving the manufacturing processes licensed from others; or

•	developing more efficient, lower cost recombinant cell lines and production processes.

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

If we are unable to effectively integrate the Ascent Pediatrics operations, our revenues and operating expenses will be adversely affected.

In connection with the integration of the Ascent Pediatrics operations, we will need to incorporate functions and operations that are new to our business, including sales and marketing functions. If we are not able to effectively integrate operations, we could experience higher than expected employee turnover, reduced revenue from Orapred, and higher than expected operating costs associated with the sales and marketing operations.

Additionally, we expect to use the Ascent Pediatrics sales force we obtained to support the anticipated launch and commercialization of our product candidates. If we do not effectively integrate the operations, the sales force may not be able to provide the anticipated level of support, and we may be required to utilize a third party to commercialize the products, which would adversely affect our operating expenses.

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

In the third quarter of 2004, a company announced that the FDA approved a generic product that has the same strength and active ingredient as Orapred. Although there are several other products on the market that have the same active ingredient, this is the first product that has the same strength and route of administration. We expect that this product will cause Orapred to lose market share and that our revenue will decrease. While we believe that Orapred has a significant marketing advantage due to its taste masking technology, at this time we cannot estimate the magnitude of this impact or if the impact will be short-term or permanent. If this product has an impact on Orapred sales that we are not able to counter, our revenues and operating expenses will be adversely affected.

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

There are a number of products that are direct competitors with Orapred and that have the same active ingredient. Some of these products are less expensive than Orapred. We believe that our proprietary taste masking technology provides us with a significant advantage over the competing products. However, if a competing product develops a different effective taste masking, our revenue from Orapred could be adversely affected.

In the third quarter of 2004, a company announced that the FDA approved a generic product that has the same strength and route of administration as Orapred. Because of the comparable strength of this product and Orapred, this product may be able to better influence managed care organizations’ reimbursement patterns, particularly governmental organizations, to substitute the generic product for Orapred as compared to existing generic products. If we are unable to successfully counter this potential influence, our revenue from Orapred could be adversely affected.

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

In August 2004, our Chairman and Chief Executive Officer, Mr. Fredric Price, resigned. We are actively searching for a candidate to assume the role of Chief Executive Officer. Until we are able to successfully fill this position, we expect that third parties may perceive that the vacancy creates some uncertainty about our company.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. Based on the approval of Aldurazyme in the U.S. and E.U., and other countries, we expect that our joint venture with Genzyme will be required to devote additional resources in the immediate future to support the commercialization of Aldurazyme. Additionally, we acquired approximately 70 new employees through the acquisition of the Ascent Pediatrics field sales force. This has required that we expand our managerial organization to cover several new functional areas, such as sales and marketing.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of Emil D. Kakkis, M.D., Ph.D., our Senior Vice President of Business Operations or Christopher M. Starr, Ph.D., our Senior Vice President and Chief Scientific Officer, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While Dr. Kakkis and Dr. Starr are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the biopharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. The BioMarin/Genzyme LLC maintains product liability insurance for Aldurazyme with aggregate loss limits, including aggregate losses on other Genzyme products, of $25.0 million as a named insured under Genzyme’s insurance coverage. We have obtained insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates with aggregate loss limits in the U.S. of $15.0 million plus additional clinical liability coverage with lower loss limits in other countries where clinical studies are conducted. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with the commercial use of Orapred, our current clinical trials and commercial use for Aldurazyme and our current clinical trials for Aryplase, our PKU program and Vibrilase, or in connection with the clinical trials for our now terminated program for Neutralase, for which our insurance coverage is not adequate.

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

Our market risks at September 30, 2004 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003, on file with the Securities and Exchange Commission.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at September 30, 2004 (in thousands):

	Carrying Value
Cash and cash equivalents	$34,981	*
Short-term investments	51,570	**

Total	$86,551

*	72% of cash and cash equivalents invested in money market funds, 17% in taxable municipal debt securities, 11% of uninvested cash.

**	69% of short-term investments invested in United States agency securities and 31% in corporate bonds.

Our debt obligations consist of our convertible debt and equipment and facility loans, most of which carry fixed interest rates and, as a result, we are not materially exposed to interest rate market risk on our debt. The carrying values of our convertible debt and equipment and facility loans approximate their fair values at September 30, 2004.

Item 4.	Controls and Procedures

As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring timely collection and evaluation of all information potentially subject to disclosure in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in the factors that could significantly affect our internal controls during the fiscal quarter to which this report relates or subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

10.1	Separation Agreement and Release of All Claims, dated August 12, 2004, by and between the BioMarin Pharmaceutical Inc. and Fredric D. Price.

10.2	First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical and Comerica Bank.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 9, 2004	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Chief Financial Officer (On behalf of the registrant and as principal financial officer)

Exhibit Index

10.1	Separation Agreement and Release of All Claims, dated August 12, 2004, by and between the BioMarin Pharmaceutical Inc. and Fredric D. Price.

10.2	First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical and Comerica Bank.

31.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.