Form 10-K
period 2004-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2005-03-16
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0397820
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

105 Digital Drive Novato, California	94949
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $350.6 million. The number of shares of common stock, $0.001 par value, outstanding on February 22, 2005 was 64,511,159.

The documents incorporated by reference are as follows:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2005, are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

Part I

FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Factors That May Affect Future Results,” “Description of Business,” and other sections of this Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Form 10-K. You should carefully consider that information before you make an investment decision.

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

Our product portfolio is comprised of two approved products and multiple investigational product candidates. Aldurazyme® (laronidase), has been approved for marketing in the United States by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I). MPS I is a progressive and debilitating life-threatening genetic disease that frequently results in death during childhood or early adulthood. It is caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme).

In May 2004, we completed the transaction to acquire the business of Ascent Pediatrics from Medicis Pharmaceutical Corporation (Medicis). The Ascent Pediatrics business includes Orapred® (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma exacerbations in children and other inflammatory conditions, two additional proprietary formulations of Orapred in development, and a U.S.-based sales force.

Aldurazyme net revenue recorded by our joint venture during 2004 totaled $42.6 million compared to $11.5 million in 2003. Orapred net product sales from the acquisition in May 2004 to the end of 2004 totaled $18.6 million. Our cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $90.5 million as of December 31, 2004.

We are developing several other product candidates for the treatment of genetic diseases including: rhASB (galsulfase) for the treatment of mucopolysaccharidosis VI (MPS VI); Phenoptin™ (6R-BH4), a proprietary oral form of tetrahydrobiopterin, for the treatment of moderate to mild forms of phenylketonuria (PKU); and

Phenylase™ (recombinant phenylalanine ammonia lyase), a preclinical candidate for the treatment of the more severe form of PKU.

In June 2004, we announced the positive results of our Phase 3 trial of rhASB, which we formerly referred to as Aryplase, for the treatment of MPS VI, a progressive and debilitating life-threatening genetic disease for which no drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of GAGs. The clinical trial demonstrated a statistically significant improvement in endurance in patients receiving rhASB compared to patients receiving placebo, as measured by the distance walked in 12 minutes, the primary end point of the trial. Additionally, the data demonstrated a statistically significant improvement in reduction of GAGs and a positive trend in a 3-minute stair climb, the secondary end points of the trial. In the fourth quarter of 2004, we announced that we filed for marketing authorization of rhASB in both the U.S. and E.U., where rhASB has received orphan drug designations for the treatment of MPS VI. The FDA has accepted our application and assigned a six-month review to our Biologics License Application (BLA).

In December 2004, we announced that we initiated our Phase 2 clinical trial of Phenoptin. Patients identified in the Phase 2 clinical trial that meet certain criteria will be eligible to enroll in the Phase 3 trial that is expected to begin in the first half of 2005. The Phase 3 clinical trial of Phenoptin is expected to be a six-week, multi-center, international, double-blind, placebo-controlled study. We anticipate the trial will enroll patients on an ongoing basis until it is fully enrolled. As a primary efficacy endpoint, the trial will measure the changes in blood Phenylalanine (Phe) level in patients receiving Phenoptin compared to patients receiving placebo. In July 2004, we announced positive results from an investigator sponsored pilot clinical study of 6R-BH4, the active agent in Phenoptin, in 20 patients with PKU. We also announced that we have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U.

PKU is an inherited metabolic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world, an estimated half of whom have a moderate to mild form of the disease. PKU is caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of Phe. Phe is an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. Phenoptin, our lead product candidate for the treatment of PKU, is a proprietary oral form of 6R-BH4, a small-molecule therapeutic that is a co-factor for PAH. If approved, Phenoptin could become the first drug for the treatment of PKU.

Phenylase is currently in preclinical development. It is being developed as a subcutaneous injection and is intended for those who suffer from classic PKU, the more severe form of the disease.

We are evaluating other enzyme-based therapies for serious medical conditions including Vibrilase™, a topical investigational enzyme therapy for use in the debridement of serious burns. In August 2004, we announced positive data from a Phase 1b clinical trial of Vibrilase. Data from the trial suggest that treatment with Vibrilase is generally safe and well tolerated. Additionally, we are evaluating preclinical development of several other enzyme product candidates for genetic and other diseases as well as immune tolerance and NeuroTrans, platform technologies to overcome limitations associated with the delivery of existing pharmaceuticals. We have retained worldwide commercial rights to all of our product candidates.

In August 2004, we announced that our former Chairman and Chief Executive Officer had resigned. Pierre Lapalme, a member of our Board of Directors who has held numerous senior management positions in the pharmaceutical industry, has assumed the position of our Chairman of the Board. Louis Drapeau, our Chief Financial Officer since August 2002, has been appointed as our acting Chief Executive Officer until a new Chief Executive Officer is named, and Jeffrey H. Cooper, Vice President, Controller, has been appointed as our acting Chief Financial Officer. Our Board of Directors is actively searching for a new Chief Executive Officer.

Our principal executive offices are located at 105 Digital Drive, Novato, California 94949 and our telephone number is (415) 506-6700. “BioMarin,” “Phenoptin,” “Neutralase,” “Vibrilase,” “Phenylase,” and “NeuroTrans” are our trademarks. “Aldurazyme” is a registered trademark of BioMarin/Genzyme LLC. “Orapred” is a registered trademark of Medicis Pediatrics, Inc., and is used under license. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.BMRN.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained in our website is not part of this report.

Recent Developments

FDA Acceptance and Grant of Six-Month Review for rhASB Marketing Application

On February 1, 2005, we announced that the FDA accepted for filing and assigned six-month review to our BLA for rhASB. The FDA has advised us that it will take action on the application, under the Prescription Drug User Fee Act, by May 31, 2005.

Settlement with Medicis

On January 12, 2005, Medicis and we announced a settlement to our claims against Medicis related to the acquisition of Orapred by us. Medicis and we executed amendments to our Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note and a Settlement and Mutual Release Agreement. Under the terms of these agreements, remaining payments to Medicis from us totaling $150 million as of December 31, 2004 will be reduced by $21 million to $129 million. Medicis will also pay us up to $6 million for certain Orapred returns received by us between October 1, 2004 and June 30, 2005. Additionally, Medicis will make available to us a convertible note of up to $25 million beginning July 1, 2005, based on certain terms and conditions, including a change of control provision. Money advanced under the convertible note is convertible, at Medicis’ discretion, into shares of our common stock at a strike price equal to our average closing price of our common stock for the 20 trading days prior to such advance. In conjunction with the agreements, Medicis and we have executed a Settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by Medicis and us, other than certain continuing obligations, in accordance with the terms of our agreements.

Enrollment of First Patient into Phase 2 Clinical Trial of Phenoptin for PKU, Phase 3 Clinical Trial Anticipated to Follow

On December 23, 2004, we announced the initiation of our Phase 2 clinical trial of Phenoptin. The Phase 2 trial will enroll qualified patients 8 years of age or older. Enrolled patients will receive 10mg/kg of Phenoptin daily for eight days. Qualified patients will be eligible to enroll in the Phase 3 clinical trial that is expected to begin in the first half of 2005. We anticipate the Phase 3 clinical trial will be a six-week, multi-center, international, double-blind, placebo-controlled trial with a primary efficacy endpoint of the reduction in blood Phe levels in patients receiving Phenoptin compared to patients receiving placebo. We anticipate the trial will enroll patients on an ongoing basis until it is fully enrolled.

Formation of Strategic Partnership With Daiichi Suntory Pharma Co., Ltd. for Phenoptin

On November 23, 2004, we announced our strategic business partnership with Daiichi Suntory Pharma Co., Ltd. (Daiichi Suntory) for Phenoptin. This partnership provides us with extensive preclinical and clinical data on 6R-BH4 and access to commercial grade 6R-BH4. These assets enabled us to commence our Phase 2 clinical trial of Phenoptin in PKU in December 2004. According to the terms of our agreement, in exchange for the exclusive rights to preclinical and clinical data on 6R-BH4 and exclusive access to commercial grade 6R-BH4, we will pay Daiichi Suntory approval milestones and a royalty on sales of Phenoptin outside of Japan, and Daiichi Suntory will retain rights to market the product for PKU in Japan. We expect that the manufacturing process used by Daiichi Suntory will allow us to purchase Phenoptin at substantially lower cost compared to other sources of 6R-BH4.

Commercial Products

Aldurazyme

Our first commercial product, Aldurazyme, an enzyme replacement therapy, is approved in the U.S. by the FDA, in the E.U. by the EMEA and in other countries for the treatment of MPS I. MPS I is a genetic disease caused by the deficiency of alpha-L-iduronidase, a lysosomal enzyme. Patients with MPS I typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular and heart function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance. Most patients with MPS I die from complications associated with the disease during childhood or early adulthood. Aldurazyme net revenue, which is recorded by our joint venture, not us, during 2004 totaled $42.6 million compared to $11.5 million in 2003 and there were 273 commercial patients as of December 31, 2004, compared to 146 as of December 31, 2003.

Aldurazyme is a specific form of recombinant, human alpha-L-iduronidase that replaces the deficiency of alpha-L-iduronidase in MPS I patients, thus reducing or eliminating the build-up of certain complex carbohydrates in the lysosomes of cells. Our clinical studies demonstrated that by significantly reducing this carbohydrate build-up, Aldurazyme is able to improve pulmonary capacity and endurance. Based upon our clinical studies, Aldurazyme may reduce other symptoms experienced by these patients, including joint stiffness, fatigue, poor visual acuity, airway obstruction and poor weight and height gain.

Aldurazyme is produced, marketed and sold through a 50/50 joint venture with Genzyme. We are responsible for product development, manufacturing and U.S. regulatory submissions. Genzyme is responsible for sales, marketing, distribution, obtaining reimbursement for Aldurazyme worldwide and international regulatory submissions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—BioMarin/Genzyme LLC” for discussion of the financial results of Aldurazyme.

The FDA has granted Aldurazyme orphan drug designation, which provides our joint venture with exclusive rights to market Aldurazyme for the treatment of MPS I in the U.S. until 2010. In addition, the EMEA has granted Aldurazyme orphan drug designation, giving it market exclusivity in the E.U until 2013. However, different drugs can be approved for the same condition if they are determined to have a better safety and efficacy profile than Aldurazyme.

Orapred

In May 2004, we obtained rights to market and sell Orapred (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma exacerbations in children as well as the exclusive rights to the Orapred intellectual property. Orapred was approved by the FDA in December 2000. Orapred prescription and sales volumes are subject to seasonal fluctuations, specifically the winter season when the number of asthma incidents is significantly higher than other seasons of the year.

Orapred net product sales during 2004 totaled $18.6 million following the acquisition in May 2004. In the third quarter of 2004, the FDA approved a generic product that has the same strength and route of administration as Orapred. Because of the AA equivalence rating to Orapred, when this product was introduced to the market in the fourth quarter of 2004, many pharmacies and managed care organizations, particularly certain governmental organizations began to substitute the new generic product for Orapred. Since the introduction of this new generic product, we have noted a 37% decrease in the Orapred share of the oral liquid prednisolone market from 59% in October 2004 to 22% in December 2004. We have and will continue to implement strategies designed to compete with our generic competition, including pricing and rebate tactics.

We also obtained the exclusive rights to two additional proprietary formulations of Orapred that are currently under development: a room temperature version (Orapred RT) of the oral solution and an oral disintegrating tablet (Orapred ODT). We are currently in discussions with third parties to out-license the Orapred products for marketing outside of the U.S.

Lead Product Candidates

rhASB

We are developing rhASB as an enzyme replacement therapy for the treatment of MPS VI, a debilitating genetic disease similar to MPS I. rhASB is a specific form of recombinant, human N-acetylgalactosamine 4-sulfatase. rhASB has received fast track designation from the FDA as well as orphan drug designation for the treatment of MPS VI in the U.S. and in the E.U. In June 2004, we announced positive results from our Phase 3 clinical trial of rhASB. The clinical trial demonstrated a statistically significant improvement in endurance (p=0.025) in patients receiving rhASB compared to patients receiving placebo as measured by the distance walked in 12 minutes, the primary endpoint in the trial. The data from the trial demonstrated a statistically significant reduction in urinary GAGs (p<0.001) in patients receiving rhASB compared to patients receiving placebo. GAG reduction was one of two secondary endpoints measured in the clinical trial. The 3-minute stair climb, another measure of endurance and also a secondary endpoint, demonstrated a positive trend (p=0.053) in patients receiving rhASB compared to patients receiving placebo. The results of the clinical trial indicate that treatment with rhASB was generally well-tolerated. In the fourth quarter of 2004, we announced that we filed for marketing authorization in both the U.S. and E.U.

Phenoptin

We are developing Phenoptin (tetrahydrobiopterin) as a potential treatment for patients with PKU, a genetic disease in which the body cannot properly metabolize Phe, an essential amino acid found in most protein-containing foods. If left untreated, elevated blood Phe levels can lead to a variety of complications, including severe mental retardation and brain damage, mental illness, seizures and tremors and other cognitive problems. Phenoptin is intended to treat patients with the mild to moderate forms of PKU, which represents approximately 30-50% of the PKU cases. 6R-BH4 is an essential cofactor for the metabolism of Phe. In December 2004, we announced that we initiated our Phase 2 clinical trial of Phenoptin. Patients from the Phase 2 clinical trial, that meet certain criteria, will be eligible to enroll in the Phase 3 trial that is expected to begin in the first half of 2005. The Phase 3 clinical trial of Phenoptin is expected to be a six-week, multi-center, international, double-blind, placebo-controlled study. We anticipate the trial will enroll patients on an ongoing basis until it is fully enrolled. As a primary efficacy endpoint, the trial will measure the changes in blood Phe levels in patients receiving Phenoptin compared to patients receiving placebo. In July 2004, we announced positive results from an investigator-sponsored pilot clinical study of 6R-BH4, the active agent in Phenoptin, in 20 patients with PKU. We also announced that we have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and the E.U.

Currently there are no approved drug therapies for the treatment of PKU. In the U.S. and many developed countries, PKU is diagnosed at birth through a blood test. To control blood Phe levels, people with PKU must adhere to a highly-restrictive and unpalatable medical food diet. Compliance with this diet is difficult and usually only occurs through middle childhood, a critical period to ensure normal brain development. Recent data demonstrates that adolescent and adult PKU patients who no longer follow restricted diets suffer from a number of psychological and neurological symptoms. In October 2000, a Consensus Panel convened by the National Institutes of Health recommended that all people with PKU should adhere to this special diet throughout their lives. Phenoptin is intended to provide PKU patients with a more convenient way to manage their disease and potentially enable them to eat a more normal diet.

Other Product Development Programs

Vibrilase

We are developing Vibrilase as a topically applied enzyme for the debridement of serious burns. In August 2004, we announced positive data from our European Phase 1b clinical trial of Vibrilase. Data from the trial suggest that treatment with Vibrilase is generally safe and well tolerated. Although the trial was designed to primarily measure safety and tolerability, the preliminary efficacy data that were collected in that trial suggest that the treatment is effective in debriding partial-thickness burns. We are currently evaluating the options for advancing this program.

Phenylase™

We are developing Phenylase as an injectable enzyme therapy for PKU. Phenylase is currently in preclinical development and is intended for those who suffer from classic PKU, the more severe form of the disease and those who suffer from the mild to moderate form of the disease but do not respond to Phenoptin. In preclinical models, Phenylase produced a rapid, dose-dependent reduction in blood Phe levels. We plan to conduct additional preclinical studies of Phenylase in 2005.

NeuroTrans

NeuroTrans is a novel technology that may allow large molecules such as proteins, to be transported efficiently across the blood-brain barrier by means of traditional intravenous delivery. We continue to conduct preclinical studies that explore the delivery of enzymes to the brain for the treatment of lysosomal storage disorders, as well as other neurological disorders.

Immune Tolerance Technology

We are evaluating the potential applicability of our proprietary immune tolerance technology, a platform technology that may address the immune response induced by protein-based therapies, including those used for the treatment of lysosomal storage disorders, hemophilia A, and other medical conditions. The immune response induced by certain protein-based drugs can reduce the efficacy and safety of treatment and is an increasingly common medical problem caused by the emergence of protein-based drugs used to treat chronic diseases. In December 2003, we announced the results of preclinical studies demonstrating the induction of immune tolerance to enzyme therapy that were published in the Proceedings of the National Academy of Sciences, U.S.A. The studies demonstrated a substantial prevention of immune responses to enzyme therapy in an animal model of MPS I, without the continuous use of immunosuppressive drugs. We have conducted additional preclinical studies of our immune tolerance technology in 2004 and expect to conduct additional preclinical studies in 2005.

Manufacturing

We are manufacturing Aldurazyme and rhASB, which are both recombinant enzymes, in our current Good Manufacturing Practices (cGMP) production facility located in Novato, California (Galli Drive). Our Galli Drive facility is approximately 70,000 square feet and includes clean rooms for bulk drug production, utilities, laboratories and other support areas. Vialing and packaging of Aldurazyme are performed by either our joint venture partner or contract manufacturers and vialing and packaging of rhASB are performed by contract manufacturers. We also have approximately 16,000 square feet of cGMP warehouse space and quality control laboratories located near Galli Drive. We believe that Galli Drive and our cGMP warehouse have ample operating capacity to support the commercial demand of both Aldurazyme and rhASB through at least the remainder of this decade because relatively low doses are required for treatment and because the targeted patient populations are small.

In general, we expect to contract with outside service providers for certain manufacturing services, including final product vialing and packaging operations for our recombinant enzymes and bulk production for clinical and early commercial production of our other product candidates. Orapred is manufactured by Lyne Laboratories through an agreement with Medicis. Phenoptin is manufactured by third-party contract manufacturing organizations.

Our Galli Drive and our cGMP warehouse facilities have been licensed by the FDA, EMEA, Health Canada and health agencies in other countries for the commercial production of Aldurazyme. Our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law. Our facilities must be cGMP certified before we can manufacture our drugs for commercial sales. Failure to comply with these requirements could result in the shutdown of our facilities or the assessment of fines or other penalties.

Raw Materials

Raw materials and supplies required for the production of our products and product candidates are available, in some instances from one supplier, and in other instances, from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We have adopted policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from our suppliers, we cannot provide assurance that we will not face shortages from one or more of them in the future.

Sales and Marketing

Our dedicated sales force consists of 70 employees as of December 31, 2004, who support Orapred and regularly call on approximately 17,000 pediatricians, pulmonologists, allergists and family physicians throughout the U.S. We believe that the size of our sales force is appropriate to effectively reach our target audience. We also have developed a corporate level sales and marketing infrastructure that manages the activities related to national accounts, third-party sales and marketing vendors, managed care organizations, and other third-party payers, such as state Medicaid agencies.

We use a variety of marketing techniques to promote Orapred including sampling, advertising and promotional materials, specialty publications, coupons, and website information. We have and will continue to implement strategies designed to compete with our generic competition, including pricing and rebate tactics.

We have created an incentive compensation program for our sales force that is based upon Orapred prescription volume and market share achievement. We expect to utilize our existing sales force to support pre-commercial activities and the commercial launch of our future products in the U.S., including rhASB and Phenoptin. We anticipate out-licensing rhASB and Phenoptin to companies that can market these products outside the U.S. Since the integration of the Ascent Pediatrics sales force during 2004, the sales force is also assisting with patient identification efforts for Aldurazyme and rhASB. We utilize a third-party logistics company to store and distribute Orapred from its warehouse in Tennessee.

Pursuant to our joint venture agreement, Genzyme is responsible for sales, marketing, distribution, obtaining reimbursement worldwide and international regulatory submissions of Aldurazyme.

Patents and Proprietary Rights

Our success depends on an intellectual property portfolio that supports our future revenue streams and also erects barriers to our competitors. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; licensing and acquiring new patents and patent applications; and enforcing our issued patents. Furthermore, we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses.

Our number of issued patents now stands at 166 patents including 25 patents issued by the U.S. Patent and Trademark Office (USPTO). Furthermore, our portfolio of pending patent applications totals 122 applications, including 31 pending U.S. applications.

The issuance of four core patents has strengthened our patent position for Aldurazyme. U.S. Patent No: 6,426,208 covers our ultra-pure alpha-L-iduronidase composition of Aldurazyme and U.S. Patent No. 6,585,971 describes methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase. The third U.S. patent, 6,569,661, details a method of purifying such ultra-pure alpha-L-iduronidase. A fourth patent, U.S. Patent No. 6,858,206 B1 issued on February 22, 2005 broadens the scope of patent protection for methods of treatment to include biologically active fragments of the ultra-pure alpha-L-iduronidase composition of Aldurazyme. In addition, our Australian Patent No. 84635/01 granted on September 16, 2004 covers composition, methods of production, purification and treatment.

Transkaryotic Therapies Inc. (TKT) has announced that three U.S. patents on alpha-L-iduronidase had been issued and that these patents had been exclusively licensed to TKT. We have examined such issued U.S. patents, the related U.S. and foreign applications and their file histories, the prior art and other information available as of the date of this report. Corresponding foreign applications were filed in Canada, Europe and Japan. The European application was rejected and abandoned and cannot be re-filed, but the Canadian and Japanese applications are still pending and are being prosecuted by the applicants. We believe that such patents and patent applications may not survive a challenge to patent validity. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interest of our joint venture with Genzyme to market Aldurazyme with commercial diligence, in order to provide MPS I patients with the benefits of Aldurazyme.

In October 2003, Genzyme and TKT announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and TKT signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, TKT has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme.

We believe that these patents, and patent applications, do not affect our ability to market Aldurazyme in Europe. As described above, a European patent application with similar claims was rejected by the European Patent Office, abandoned by the applicants, and cannot be refiled.

With respect to Orapred, we obtained the exclusive rights to the Orapred intellectual property from Medicis.

Customers

Our Orapred customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc. (Cardinal), McKesson Corporation (McKesson) and AmerisourceBergen Corporation (AmerisourceBergen). During 2004, these customers accounted for the following portions of our Orapred net product sales:

2004
Cardinal	44%
McKesson	28%
AmerisourceBergen	12%

84%

Despite the significant concentration of customers, the demand for Orapred is driven by prescriptions and we are not dependent on any individual distributor or any specific combination of distributors with respect to Orapred sales.

Government Regulation

Food and Drug Administration Modernization Act of 1997 (Modernization Act)

The Modernization Act was enacted, in part, to ensure the availability of safe and effective drugs and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products. The fast track provisions essentially codify the FDA’s accelerated approval regulations for drugs. A fast track product is defined as a new drug intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for that condition. Under the fast track program, the sponsor of a new drug may request that the FDA designate the drug as a fast track product at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

Approval of a license application for a fast track product can be based on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a license application for a fast track product may be subject to post-approval studies to validate or confirm the effect on the clinical endpoint, or, if based on a surrogate endpoint, to validate or confirm the surrogate endpoint, plus the FDA must review all promotional materials prior to drug approval. If a preliminary review of the clinical data suggests that the product is effective, the FDA may initiate review of sections of a license application for a fast track product before the application is complete. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act (PDUFA), which governs the time period goals the FDA has committed to reviewing a license application, does not begin until the complete application is submitted.

Because fast track products are intended to treat serious or life-threatening conditions and must demonstrate the potential to address unmet medical needs for such conditions, a license application for a product in a fast track drug development program ordinarily will be eligible for priority review wherein the PDUFA timeframe for the review is 6 months instead of 10 months.

The FDA has designated rhASB a fast track product for the treatment of MPS VI. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of rhASB or any of our other potential products.

Orphan Drug Designation

Aldurazyme, rhASB and Phenoptin have received orphan drug designations from the FDA. Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which for this program is defined as having a prevalence less than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a license application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. A similar system for orphan drug designation exists in the E.U. Aldurazyme, rhASB and Phenoptin received orphan medicinal product designation by the European Commission.

Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. and 10 years in Europe. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

•	that we will be the first to obtain approval for any drug for which we obtain orphan drug designation;

•	that orphan drug designation will result in any commercial advantage or reduce competition; or

•	that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Competition

The biopharmaceutical industry is rapidly evolving and highly competitive. The following is a summary competitive analysis for known competitive threats for each of our major product programs:

Aldurazyme

Other than Aldurazyme, there are currently no approved drugs for the treatment of MPS I. Bone marrow transplantation has been used to treat severely affected patients, generally under the age of two, with some success. Bone marrow transplantation is associated with high morbidity and mortality rates as well as with problems inherent in the procedure itself, including graft vs. host disease, graft rejection and donor availability, which limits its utility and application.

Orapred

There are a number of products that are direct competitors with Orapred. Some of these products are less expensive than Orapred. In the third quarter of 2004, the FDA approved a generic product that has the same strength and route of administration as Orapred. Because this generic product is the same drug substance and concentration as Orapred, the generic product has an AA equivalence rating to Orapred, which allows for the generic product to be substituted at pharmacies without consulting the prescribing physician. Since the introduction of this new generic product to Orapred, we have noted a 37% decrease in the Orapred share of the oral liquid prednisolone market from 59% in October 2004 to 22% in December 2004. We have and will continue to implement strategies designed to compete with our generic competition, including pricing and rebate tactics.

rhASB

We know of no active competitive program for enzyme replacement therapy for MPS VI that has entered clinical trials.

Gene therapy is a potential competitive threat to enzyme replacement therapies for both MPS I and MPS VI. We know of no competitive program using gene therapy for the treatment of either MPS I or MPS VI that has entered clinical trials.

Phenoptin and Phenylase

There are currently no approved drugs for the treatment of PKU. PKU is commonly treated with a medical food diet that is highly-restrictive and unpalatable. We perceive medical foods as a complement to Phenoptin and Phenylase and not a significant competitive threat. Dietary supplements of large neutral amino acids (LNAA) have also been used in the treatment of PKU. This treatment may be a competitive threat to Phenoptin and Phenylase. However, because LNAA is a dietary supplement, the FDA has not evaluated any claims of efficacy of LNAA.

With respect to Phenoptin, we are aware of two other companies that produce forms of 6R-BH4, and that 6R-BH4 has been used in certain instances for the treatment of PKU. We do not believe that either of these companies are currently actively developing 6R-BH4 as a drug product to treat PKU in the U.S. or E.U. Although a significant amount of specialized knowledge and resources would be required to develop and commercially produce 6R-BH4 as a drug product to treat PKU in the U.S. and E.U., these companies may build or acquire the capability to do so. Additionally, we are aware that another company is developing an oral enzyme therapy to treat PKU; however the therapy is in an early stage of development.

Vibrilase

Other enzymatic products exist besides Vibrilase that may be used for the debridement of serious second or third degree burns. Those products in their current form have not captured any meaningful share of the debridement function in the treatment of burn patients. However, we are aware of another company that is developing an enzymatic product for the debridement of serious burns. The primary competition for Vibrilase continues to be surgical debridement.

Employees

As of February 22, 2005, we had 359 full-time employees, 170 of whom are in operations, 77 of whom are in research and development, 77 of whom are in sales and marketing, and 35 of whom are in administration.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $54.1 million in net sales revenue to our joint venture from the product’s launch (May 2003) through December 31, 2004. We acquired exclusive rights to Orapred in May 2004 and reported $18.6 million in Orapred net product sales following the acquisition through December 31, 2004. We have no revenues from sales of our product candidates. As of December 31, 2004, we had an accumulated deficit of $488.8 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our marketing and selling of Orapred, the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell Orapred including our ability to protect our existing market share and regain market share against generic competition;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	our ability to maintain compliance with our debt covenants;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial and will increase in the future. These fixed expenses will increase because we expect to enter into:

•	additional licenses and collaborative agreements;

•	additional contracts for consulting, maintenance and administrative services;

•	additional contracts for product manufacturing; and

•	additional financing facilities.

We believe that our cash, cash equivalents, short-term investment securities, restricted cash balances and cash balances related to long-term debt at December 31, 2004 will be sufficient to meet our operating and capital requirements into the first quarter of 2006. These estimates are based on assumptions and estimates, which may prove to be wrong. We may need to sell equity or debt securities to raise additional funds if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research which could harm our business.

If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our drugs and future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Both Aldurazyme and Orapred have received regulatory approval to be commercially marketed and sold in the U.S., and Aldurazyme has received regulatory approval to be commercially marketed and sold in the E.U. and several other countries. If we fail to obtain regulatory approval for our other product candidates, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

From time to time during the regulatory approval process for our products and our product candidates, we maintain discussions with the FDA and foreign regulatory authorities regarding the regulatory requirements of our development programs. To the extent appropriate, we accommodate the requests of the regulatory authorities and, to date, we have generally been able to reach reasonable accommodations and resolutions regarding the underlying issues. However, we are often unable to determine the outcome of such deliberations until they are final. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and foreign regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

After any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product labeling, new or revised regulatory requirements for manufacturing practices, reporting adverse reactions and other information, and product recall. The FDA can withdraw a product’s approval under some circumstances, such as the failure to comply with existing or future regulatory requirements, or unexpected safety issues. If regulatory approval is delayed or withdrawn, our management’s credibility, the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain.

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies in the laboratory on animals and clinical trials on humans for each product candidate. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our product candidates. Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be significantly different.

After we have conducted preclinical studies in animals, we must demonstrate that our drug products are safe and efficacious for use on the targeted human patients in order to receive regulatory approval for commercial sale.

Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our product candidates. Additional factors that can cause delay or termination of our clinical trials include:

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

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

The fast track designation for our product candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these programs.

rhASB has obtained fast track designation and has received a six-month review timeframe for the U.S. Our other product candidates may not receive fast track designation or a six-month review timeframe. Even with fast track designation, it is not guaranteed that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the product had not received fast track designation. If the review process or approval for rhASB is delayed, realizing revenue from the sale of rhASB will be delayed and the capital necessary to fund our development program will be increased.

We will not be able to sell our products if we fail to comply with manufacturing regulations.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems; and the manufacture of our drugs must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our Galli Drive and cGMP warehouse facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and have been approved by the FDA, the EMEA and Health Canada for the commercial manufacture of Aldurazyme. We have entered into contracts with third-party manufacturers to produce Orapred and Phenoptin.

Due to the complexity of the processes used to manufacture Aldurazyme and our product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third-party manufacturer of Aldurazyme or our product candidates may be unable to comply with cGMP regulations in a cost effective manner. If we, or our third-party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we will not be able to sell our products.

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

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.

Aldurazyme and rhASB both target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and rhASB targets patients with MPS VI. We believe that we will need to market worldwide to achieve significant market penetration of each product. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases, with small patient populations. Due to the expected costs of treatment for Aldurazyme and rhASB, we may be unable to maintain or obtain sufficient market share for Aldurazyme or rhASB at a price high enough to justify our product development efforts.

If we fail to obtain an adequate level of reimbursement for our drug products by third-party payers, the sales of our drugs would be adversely affected or there may be no commercially viable markets for our products.

The course of treatment for patients using Aldurazyme and rhASB is expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or rhASB without reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Ascent Pediatrics had reimbursement agreements for Orapred with many of the major U.S. third-party payers. We have agreed with these third parties to maintain the existing agreements at this time and have renegotiated certain agreements. In the future, we expect to enter into additional agreements with other third-party payers and we expect to evaluate and renegotiate additional existing agreements. Reimbursement strategy is a complicated process that is based on a number of factors, including competition, patient profile and the condition being treated, among others.

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

We currently have limited expertise in obtaining reimbursement. We rely on the expertise of our joint venture partner, Genzyme, to obtain reimbursement for the costs of Aldurazyme. In addition, we will need to develop our own reimbursement expertise for future drug candidates and as necessary to support Orapred. For our future products, we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates, our products may not be commercially viable or our future revenues and gross margins may be adversely affected.

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

The patent positions of biopharmaceutical products are complex and uncertain. The scope and extent of patent protection for some of our products and product candidates are particularly uncertain because key information on some of our product candidates has existed in the public domain for many years. Other parties have published the structure of the enzymes and compounds, the methods for purifying or producing the enzymes and compounds or the methods of treatment. The composition and genetic sequences of animal and/or human versions of Aldurazyme and many of our product candidates have been published and are believed to be in the public domain. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection.

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

If we do not obtain required licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

The United States Patent and Trademark Office (USPTO) has issued three patents to a third-party that relate to alpha-L-iduronidase. If we are not able to successfully challenge these patents, we may be prevented from producing Aldurazyme in the U.S. unless and until we obtain a license.

The USPTO has issued three patents to a third-party that include composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human, recombinant alpha-L-iduronidase. Our lead drug product, Aldurazyme, is based on human, recombinant alpha-L-iduronidase. We believe that these patents are invalid or not infringed on a number of grounds. A corresponding patent application was filed in the European Patent Office claiming composition-of-matter for human, recombinant alpha-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. However, corresponding applications are still pending in Canada and Japan, and these applications are being prosecuted by the applicants. We do not know whether any of these applications will issue as patents or the scope of the claims that would issue from these applications. In addition, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may adversely impact commercialization of Aldurazyme in the U.S.

The holder of the patents described above has granted an exclusive license for products relating to these patents to one of our competitors, Transkaryotic Therapies Inc (TKT). If we are unable to successfully challenge the patents, we may be unable to produce Aldurazyme in the U.S. (or in Canada or Japan, should patents issue in these countries) unless we can reach an accommodation with the patent holder and licensee. Neither the current licensee nor the patent holder is required to grant us a license or other accommodation and even if a license or other accommodation is available, we may have to pay substantial license fees, which could adversely affect our business and operating results.

On October 8, 2003, Genzyme and TKT announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and TKT signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, TKT has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme. If any or all of the TKT-licensed patents are deemed (or ruled) to cover Aldurazyme, our joint venture may be required to reach additional accommodations with the holder of the patents, who is not party to the TKT-Genzyme settlement discussed above.

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

Either Genzyme or we may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement, has experienced a change of control, has declared bankruptcy and also is in breach of the agreement. Although we are not currently in breach of the joint venture agreement and we believe that Genzyme is not currently in breach of the joint venture agreement, there is a risk that either party could breach the agreement in the future. Either party may also terminate the agreement upon one year prior written notice for any reason.

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

If we were obligated, or given the option, to buy out Genzyme’s interest in the joint venture, and gain exclusive rights to Aldurazyme, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Genzyme’s interest we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing Aldurazyme.

If the joint venture is terminated and we retain the rights to Aldurazyme, we could experience significant difficulties and delays in obtaining third-party reimbursement or we could fail to obtain foreign regulatory approvals, any of which could hurt our business and results of operations. Since Genzyme funds 50% of the joint venture’s product inventory and operating expenses, the termination of the joint venture would double our financial burden and reduce the funds available to us for other product programs.

If our license agreement with Ascent Pediatrics is terminated or becomes non-exclusive we could be barred from commercializing Orapred or our ability to successfully commercialize Orapred could be diminished and our revenue could decrease significantly.

The license agreement with Ascent Pediatrics is terminable upon specified material breaches by Ascent Pediatrics or us. If the license agreement were terminated, we would no longer have the ability to manufacture, market, sell, or distribute Orapred and our revenue could decrease significantly.

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

We are obligated to exercise the option under our securities purchase agreement with Medicis to purchase all issued and outstanding capital stock of Ascent Pediatrics in approximately four years unless our product sales from the Ascent Pediatrics business for the 12 months ending March 31, 2009 exceed 150% of the Ascent Pediatrics business product sales in the 12 months ended March 31, 2004, in which event we would have the right not to exercise the option. The exercise of the option is subject to acceleration on specified material breaches of our license agreement with Ascent Pediatrics or a bankruptcy or insolvency proceeding involving Medicis or Ascent Pediatrics, and if such acceleration is due to a specified breach of the license by us, then the option exercise price together with an amount equal to all license payments remaining under our license agreement with Ascent Pediatrics will become due on the accelerated closing date for the purchase of shares under the option.

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

If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program.

Although we manufacture Aldurazyme at commercial scale and within our cost parameters, due to the complexity of manufacturing our products we may not be able to manufacture any other drug product successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

Our manufacturing processes may not meet initial expectations and we may encounter problems with any of the following if we attempt to increase the scale or size, or improve the commercial viability of our manufacturing processes:

•	design, construction and qualification of manufacturing facilities that meet regulatory requirements;

•	schedule;

•	reproducibility;

•	production yields;

•	purity;

•	costs;

•	quality control and assurance systems;

•	raw material suppliers;

•	shortages of qualified personnel; and

•	compliance with regulatory requirements.

Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive and may require extended periods of time to develop. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls, and may therefore experience difficulty if further process development is necessary.

The availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain. The cost of contract manufacturing is generally greater than internal manufacturing and therefore our manufacturing processes must be of higher productivity to result in equivalent margins.

Although we have entered into contractual relationships with third-party manufacturers to produce Orapred, if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for that product or sell that product at all, and we may lose potential revenue.

We have built-out approximately 54,000 square feet at our Galli Drive facility for manufacturing capability for Aldurazyme and rhASB, including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that developing manufacturing processes for all of our product candidates, including rhASB, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

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

The processes we use to manufacture our product and product candidates are extremely complex. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Aldurazyme, have been within our expectations, which are based on industry norms.

In order to produce product within our time and cost parameters, we must continue to produce product within expected failure parameters. Because of the complexity of our manufacturing processes, it may be difficult or impossible for us to determine the cause of any particular lot failure and we must effectively and timely take corrective action in response to any failure.

If we are unable to effectively address manufacturing issues, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

Our sole manufacturing facility for Aldurazyme and rhASB is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers, which could materially impair our ability to manufacture Aldurazyme and rhASB or our third-party manufacturer’s ability to manufacture Orapred.

Our Galli Drive facility is our only manufacturing facility for Aldurazyme and rhASB. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, and the third-party manufacturers with whom we contract, are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme and rhASB, or to have Orapred manufactured for us, could be seriously, or potentially completely impaired, we could incur delays in our development of rhASB, and our Aldurazyme and Orapred commercialization efforts and revenue from the sale of Aldurazyme and Orapred could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

A majority of our revenue comes from sales of Orapred and decreased sales or increased operational costs related to Orapred could have an adverse affect on our revenues and operating expenses.

A majority of our revenue comes from sales of Orapred, and we anticipate that this will continue in the near term. As such, our operating results are and will be dependent on the sales and performance of Orapred. Decreased sales or increased operational costs related to Orapred, whether due to increased competition, pricing pressure from managed care organizations, increased costs of raw materials or otherwise, could have an adverse affect on our revenues and operating expenses.

In the third quarter of 2004, the FDA approved a generic product that has the same strength and active ingredient as Orapred. Although there are several other products on the market that have the same or similar ingredients, this is the first product that has the exact same drug substance and concentration as Orapred. Furthermore, the generic product has an AA equivalence rating to Orapred and therefore may be substituted at pharmacies without consulting the prescribing physician. This product has caused Orapred to lose significant market share and we expect that our revenue will continue to decrease. While we are implementing strategies to mitigate the loss of market share, at this time we cannot estimate the magnitude of this impact or if the impact will be short-term or permanent. However, we expect that the impact will continue to be significant and that our revenues and operating expenses will be adversely affected.

We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

Our Orapred customers include some of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal and McKesson. For the year ended December 31, 2004, product sales to these three customers accounted for 84% of our net product sales. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.

The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to our company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of our products, any of which could harm our business, financial condition and results of operations.

Supply interruptions may disrupt our inventory levels and the availability of our products and cause a loss of our market share and reduce our revenues.

Numerous factors could cause interruptions in the supply of our finished products, including:

•	timing, scheduling and prioritization of production by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of shipments;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis; and

•	conditions affecting the cost and availability of raw materials.

We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues.

Fluctuations in demand for our products create inventory maintenance uncertainties.

We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 84% of our revenues are derived from three major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and purchase patterns, this process is inherently imprecise. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages.

We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel.

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do. With respect to rhASB, if our competitors successfully commercialize a product that treats MPS VI before we do, we may effectively be precluded from developing a product to treat that disease because the patient population of the disease is so small. If one of our competitors gets orphan drug exclusivity, we could be precluded from marketing our version for seven years in the U.S. and 10 years in the E.U. However, different drugs can be approved for the same condition. If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

There are a number of competitive products with Orapred that have the same active ingredient. Some of these products are less expensive than Orapred. Additionally, in the third quarter of 2004, the FDA approved a generic product that has the same strength and route of administration as Orapred. Because of the AA equivalence rating to Orapred, when this product was introduced to the market in the fourth quarter of 2004, many pharmacies and managed care organizations, particularly certain government organizations began to substitute the new generic product for Orapred. Our revenue from Orapred has been adversely affected by this generic and will be further adversely affected if we are not able to implement effective defensive strategies.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, rhASB, Orapred, Phenoptin and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

Universities and public and private research institutions also compete with us. While these organizations primarily have educational or basic research objectives, they may develop proprietary technology and acquire patents that we may need for the development of our product candidates. We will attempt to license this proprietary technology, if available. These licenses may not be available to us on acceptable terms, if at all. If we are unable to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

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

We depend upon our key personnel and our ability to attract, train and retain employees.

In August 2004, our former Chairman and Chief Executive Officer resigned. We are actively searching for a candidate to assume the role of Chief Executive Officer. Until we are able to successfully fill this position, we expect that third parties may perceive that the vacancy creates some uncertainty about our company.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely effect our ability to execute our business plan and harm our operating results.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While certain of our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our success depends on our ability to manage our growth.

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

Growth in our business may also contribute to fluctuations in our operating results, which may cause the price of our securities to decline. Our revenue may fluctuate due to many factors, including changes in:

•	wholesaler buying patterns;

•	reimbursement rates;

•	physician prescribing habits; and

•	the availability or pricing of competitive products.

We may also experience fluctuations in our quarterly results due to price changes and sales incentives. For example, purchasers of our products, particularly wholesalers, may increase purchase orders in anticipation of a price increase and reduce order levels following a price increase. We occasionally offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business, that could have a similar impact. In addition, some of our products are subject to seasonal fluctuation in demand.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. BioMarin/Genzyme LLC maintains product liability insurance for Aldurazyme with aggregate loss limits of $5.0 million. We have also obtained insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates with aggregate loss limits in the U.S. of $15.0 million plus additional clinical liability coverage with lower loss limits in other countries where clinical studies are conducted. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with the commercial use of Orapred, our clinical trials and commercial use of Aldurazyme, our clinical trials for rhASB, Phenoptin and Vibrilase, or our clinical trials for our terminated program for Neutralase, for which our insurance coverage may not be adequate.

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

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. New legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have led to an increase in our costs of compliance. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Aldurazyme and Orapred;

•	manufacture, supply or distribution of Aldurazyme or Orapred;

•	progress of rhASB and our other product candidates through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S. or in the E.U.;

•	actual or anticipated fluctuations in our operating results; and

•	changes in company assessments or financial estimates by securities analysts.

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in the certificate of incorporation providing that stockholders’ meetings may only be called by the board of directors and provisions in the bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to the board of directors or to make any proposal with respect to business to be conducted at a meeting of the stockholders of the company be submitted in appropriate form to the Secretary of the company within a specified period of time in advance of any such meeting. Additionally, our board of directors has the authority to issue an additional 249,886 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of us and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of us without paying all stockholders a control premium. The rights will cause substantial dilution to a person or group that acquires 15% or more of our stock on terms not approved by our board of directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights may prevent or reduce the likelihood of a third-party making an offer for an acquisition of us.

Item 2. Properties

Our real estate strategy is to lease and develop property that will allow us to maintain our research and development, clinical and commercial manufacturing, sales and marketing, and administrative activities in line with our current organizational strategies and anticipated needs in the future. We are currently occupying a total of five buildings, all of which are located in Novato, California, each within a half-mile radius. In November 2004, we relocated our corporate headquarters to the Digital Drive buildings discussed below, and we concurrently vacated two of our previously leased buildings. The five buildings, each named for the streets on which they are located, are:

•	Galli Drive facility;

•	79 Digital Drive facility;

•	90 Digital Drive facility;

•	95 Digital Drive facility; and

•	105 Digital Drive facility

The Galli Drive facility consists of approximately 70,000 square feet. It houses our Aldurazyme and rhASB manufacturing facility, including storage and warehouse functions and certain of our research and development laboratories. . The lease expires in August 2010 and we have the option to extend for two additional five-year periods.

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

The 95 Digital Drive facility serves as our primary research and development facility with the recent construction of approximately 20,000 square feet of laboratory space and support areas. An additional 16,000 square feet of undeveloped space within the building remains available for future development. The lease on this building expires in January 2014.

The 90 and 105 Digital Drive facilities provide approximately 74,800 square feet dedicated to housing administrative and research offices, common areas and additional warehouse space. These two facilities serve as the corporate headquarters and are part of a four-building complex, comprised of the 79, 90, 95 and 105 Digital Drive facilities. We began occupying the space in November 2004. The lease for both the 90 and 105 Digital Drive facilities expires in October 2013 and we have the option to extend for two additional five-year periods.

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

Item 4. Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq National Market and the Swiss SWX Main Board under the symbol “BMRN”. The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by Nasdaq National Market.

Year	Period	Prices
		High	Low
2003	First Quarter	$12.30	$5.79
2003	Second Quarter	$13.67	$9.16
2003	Third Quarter	$10.89	$7.00
2003	Fourth Quarter	$8.47	$6.60

2004	First Quarter	$8.87	$7.09
2004	Second Quarter	$8.12	$5.53
2004	Third Quarter	$6.66	$4.50
2004	Fourth Quarter	$6.49	$3.87

On February 22, 2005, the last reported sale price on the Nasdaq National Market for our common stock was $5.06. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Holders

As of February 22, 2005, there were 100 holders of record of 64,511,159 outstanding shares of our common stock. Additionally, on such date, options to acquire 9,990,841 shares of our common stock were outstanding.

Item 6. Selected consolidated financial data

The selected consolidated financial data set forth below contains only a portion of our financial statement information and should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report.

We derived the statement of operations data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and balance sheet data as of December 31, 2000, 2001, 2002, 2003 and 2004 from audited financial statements. Historical results are not necessarily indicative of results that we may experience in the future.

	Year ended December 31, (in thousands, except for per share data)
	2000	2001	2002	2003	2004
Consolidated statements of operations data:
Net product sales	$—	$—	$—	$—	$18,641
Milestone revenue	—	—	—	12,100	—

Total revenue	—	—	—	12,100	18,641

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	—	—	—	—	3,953
Research and development	19,515	22,144	26,811	53,932	49,784
Selling, general and administrative	6,446	6,828	17,347	15,278	37,606
Amortization of acquired intangible assets	—	—	—	—	3,987
Acquired in-process research and development	—	11,647	11,223	—	31,453
Equity in the loss of BioMarin/Genzyme LLC	12,626	18,663	23,466	18,693	2,972
Impairment of acquired intangible assets	—	—	—	—	68,251

Total operating expenses	38,587	59,282	78,847	87,903	198,006

Loss from operations	(38,587)	(59,282)	(78,847)	(75,803)	(179,365)
Interest income	2,979	1,871	2,017	2,559	2,466
Interest expense	(7)	(17)	(542)	(3,131)	(10,544)

Net loss from continuing operations	(35,615)	(57,428)	(77,372)	(76,375)	(187,443)
Income (loss) from discontinued operations	(1,749)	(2,266)	135	—	—
Gain (loss) on disposal of discontinued operations	—	(7,912)	(224)	577	—

Net loss	$(37,364)	$(67,606)	$(77,461)	$(75,798)	$(187,443)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.99)	$(1.40)	$(1.45)	$(1.23)	$(2.91)
Loss from discontinued operations	(0.05)	(0.06)	—	—	—
Gain (loss) on disposal of discontinued operations	—	(0.19)	—	0.01	—

Net loss	$(1.04)	$(1.65)	$(1.45)	$(1.22)	$(2.91)

Weighted average common shares outstanding	35,859	41,083	53,279	62,125	64,354

	December 31,
	2000	2001	2002	2003	2004
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$40,201	$131,097	$73,978	$206,357	$48,815
Total current assets	43,059	136,783	78,254	213,262	85,277
Total assets	76,933	171,811	110,616	256,340	232,966
Long-term liabilities	56	3,961	5,226	125,672	230,890
Total stockholders’ equity (deficit)	69,994	159,548	98,543	117,853	(67,978)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this annual report. In addition to the other information in this Form 10-K, investors should carefully consider the following discussion and the information under “Factors That May Affect Future Results” when evaluating us and our business.

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant medical need, have well-understood biology and provide an opportunity to be first-to-market.

Our product portfolio is comprised of two approved products and multiple investigational product candidates. Aldurazyme® (laronidase), has been approved for marketing in the U.S. by the F.D.A., in the E.U. by the EMEA and other countries for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme. Aldurazyme net revenue recorded by our joint venture during 2004 totaled $42.6 million compared to $11.5 million in 2003. There were 273 commercial Aldurazyme patients as of December 31, 2004, compared to 146 as of December 31, 2003.

In May 2004, we completed the transaction to acquire the business of Ascent Pediatrics from Medicis. The Ascent Pediatrics business includes Orapred® (prednisolone sodium phosphate oral solution), a patent-protected drug to treat asthma in children and other inflammatory conditions, two additional proprietary formulations of Orapred in development, and a U.S.-based sales force. Orapred net product sales during 2004 totaled $18.6 million following the acquisition in May 2004.

We are developing several other product candidates for the treatment of genetic diseases including: rhASB™ (galsulfase) for the treatment of mucopolysaccharidosis VI (MPS VI); Phenoptin (6R-BH4), a proprietary oral form of tetrahydrobiopterin for the treatment of moderate to mild forms of phenylketonuria (PKU); and Phenylase (recombinant phenylalanine ammonia lyase), a preclinical candidate for the treatment of the more severe form of PKU.

Our research and development expense during 2004, primarily related to the development of rhASB and Phenoptin, totaled $49.8 million compared to $53.9 million in 2003. Our net loss totaled $187.4 million for 2004 compared to $75.8 million in 2003. Our 2004 net loss includes $109.6 million of Orapred acquisition-related and impairment expenses. Our cash burn, a non-generally accepted accounting principles (GAAP) financial measure, in 2004 was $115.8 million as compared to $77.0 million in 2003, and our cash, cash equivalents, short-term investments, currently restricted cash and cash balances related to long-term debt totaled $90.5 million as of December 31, 2004 compared to $206.4 million as of December 31, 2003.

Non-GAAP Financial Measures

The discussion above includes “cash burn” (a non-GAAP financial measure). We define cash burn as the net increase (or decrease) in cash and cash equivalents (as determined in accordance with GAAP) excluding the effect of capital markets financing activities, the purchase and sale of short-term investments (as determined in accordance with GAAP), the net increase (or decrease) in restricted cash (as determined in accordance with GAAP) and the net increase (or decrease) in cash balances related to long-term debt (as determined in accordance with GAAP). Cash burn for the periods presented was determined as follows:

	2002	2003	2004
Net (increase) decrease in cash and cash equivalents	$(21,110)	$(87,768)	$108,325
Net (purchases) sales of short-term investments	78,229	(44,611)	49,217
Increase in restricted cash	—	—	(25,298)
Increase in cash balances related to long-term debt	—	—	(16,406)
Net proceeds from capital market financings	—	209,380	—

Cash burn	$57,119	$77,001	$115,838

We use short-term investments as an investment vehicle for our cash and cash equivalents, and the distinction between cash and cash equivalents is determined based on the duration of the investment. We manage our cash, cash equivalents and short-term investments as a common pool. The effect on net increase (or decrease) in cash because of the purchase and sale of short-term investments is impossible to predict and does not have a material effect on our liquidity or total current assets since short-term investments are usually bonds and notes held to maturity. Therefore, for purposes of determining cash burn, we do not give effect to the purchase and sale of short-term investments and assume that the net effect of the purchase and sale of short-term investments will be zero. The net increase (or decrease) in restricted cash and cash balances related to long-term debt represent changes in our cash balances but not use of cash in our operations.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net losses, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Unless otherwise noted below, there have not been any recent changes to our assumptions, judgments or estimates included in our critical accounting policies. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss of BioMarin/Genzyme LLC, impairment of long-lived assets, revenue recognition, income taxes, inventory, research and development, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to the accompanying consolidated financial statements.

Investment in and Advances to BioMarin/Genzyme LLC and Equity in the loss of BioMarin/Genzyme LLC

We account for our joint venture investment using the equity method. Accordingly, we record an increase in our investment for contributions to the joint venture and a reduction in our investment for our 50% share of the loss of the joint venture.

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Advances to BioMarin/Genzyme LLC include the current receivable from the joint venture for the reimbursement related to our services provided to the joint venture and the investment in BioMarin/Genzyme LLC includes our share of the joint venture’s cash, accounts receivable and inventory.

A critical accounting estimate by management associated with our accounting for the joint venture is the realizability of our investment in the joint venture. The joint venture has incurred significant losses to date. We believe that our investment in the joint venture will be recovered because we project that the joint venture will achieve positive earnings and cash flows. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations.

Impairment of Long-Lived Assets

We regularly review long-lived assets for impairment. The recoverability of long-lived assets is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. If the carrying amount of the asset is not recoverable, an impairment loss is recorded for the amount that the carrying value of the asset exceeds its fair value.

We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, SFAS No. 142 requires that we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified two reporting units, the Orapred business and our other development and commercialization activities, which are components of our single operating segment. We perform an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time.

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

The recoverability of the carrying value of leasehold improvements for our administrative facilities will depend on the successful execution of our business initiatives and our ability to earn sufficient returns on our approved products and product candidates. Based on management’s current estimates, we expect to recover the carrying value of such assets.

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

The timing of customer purchases and the resulting product shipments has a significant impact on the amount of revenue from product sales that we recognize in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are our principal customers, and inventory held by retailers. Our revenue from product sales in a particular period is impacted by increases or decreases in wholesalers’ inventory levels. From time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. If wholesaler inventories substantially exceed retail demand, we could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

We establish and maintain reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves. These factors include changes in the mix of prescriptions that are eligible for rebates, changes in the contract rebate rates and the lag time related to the processing of rebate claims by our customers. The length of time between the period of original sale and the processing of the related rebates has been consistent historically at between three and six months, depending on the nature of the rebate and distribution channel inventory levels. Neither the rebate rates nor the time to process rebates are extremely sensitive to changes because both the rebate rate structures and the related rebate-processing practices of our customers are well established. To the extent actual rebates differ from management’s estimates, additional reserves may be required.

Provisions for sales discounts, and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by our management as our best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. We generally permit product returns only if the product is damaged or if it is returned near or after expiration.

Our estimates for future product returns are primarily based on the actual return history for the product. Our estimates for future product returns are also based on the amount of inventory that exists in the distribution channel. Although we are unable to quantify wholesaler inventory levels with any certainty, to the extent necessary based on the expiration date and quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analysis. Our internal analysis utilizes information such as historical sales to wholesalers, product shelf life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which is provided by a third-party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors.

The amount of Orapred returns compared to sales has been reasonably consistent historically. Our experience is that the length of time between the period of original sale and the product return is between one and two years. Because the product has been on the market for slightly more than three years and the product expiration dating is two to three years, we are continuing to obtain and analyze the returns history. Our evaluation of such factors has not resulted in material revisions to our estimates of future product returns for our current sales. However, to the extent actual chargebacks and product returns differ from management’s estimates, additional reserves may be required. Additionally, in the Ascent Pediatrics transaction we acquired liabilities for certain Orapred product returns and unclaimed rebates for the period prior to our acquisition of the product. We may need to adjust our estimates of these liabilities in the future.

As discussed above, our estimates of revenue dilution items are based primarily on the historical experience for the product, as adjusted to reflect known changes in the factors that impact the revenue dilutions. The nature and amount of our current estimates of the applicable revenue dilution item that are applied to gross sales to derive net sales are described in the table below. The rebate allowance rates disclosed below reflect an increase in late 2004 to our expected future rebates based on increased managed care organization and Medicaid rebate rates being implemented in response to the recently approved AA-rated generic. Prior to the introduction of the new generic competitor of Orapred, our estimated provision for rebates as a percentage of gross sales was 6-8%. We expect that our rebate rates will continue to increase in the future. There are no additional material revenue dilution items other than those disclosed below and there have been no material revisions to our estimates of our revenue dilution items to date, except as discussed above.

Revenue Dilution Item	Estimated Rate	Description
Cash Discounts	2%	Discounts offered to customers for prompt payment of accounts receivable
Sales Returns	3-4%	Provision for returns of product sales, mostly due to product expiration or damage
Rebates	13-15%	Rebates offered to managed care organizations and state Medicaid programs

Total	18-21%

We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, the Orapred product has not experienced significant credit losses and an allowance for doubtful accounts has not been required because a significant portion of Orapred sales is made to a limited number of financially viable distributors, because we offer discounts that encourage the prompt payment of outstanding receivables and because we require immediate payment in certain circumstances. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance against our net deferred tax assets, the principal amount of which is the tax effect of net operating loss carryforwards, of approximately $241.6 million at December 31, 2004. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In order to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. This critical accounting assumption has been historically accurate, as we have not been able to utilize our net deferred tax assets, and we do not expect changes to this assumption as we expect to incur losses for the foreseeable future.

Inventory

We value inventories at the lower of cost or fair value. We determine the cost of raw materials using the average cost method and the cost of finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. The determination of whether or not inventory costs will be realizable requires estimates by management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required.

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

Recent Accounting Pronouncements

See Note 2(q) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and management’s expectation of their impact on our results of operations and financial condition.

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

BioMarin Results of Operations

Net Loss

Our net loss in 2004 as compared to 2003 increased to $187.4 million from $75.8 million. Net Loss for 2004 increased as a result of the following (in millions):

Expenses associated with Ascent Pediatrics acquisition (includes $31.5 million of in-process research and development expense)	$41.3
Impairment of acquired intangible assets	68.3
Decrease in equity in loss of joint venture due to increased Aldurazyme sales	(15.7)
Lack of 2003 non-recurring milestone revenue	12.1
Orapred operating profit	(0.9)
Separation costs associated with former CEO	2.9
Absence of 2003 reversal of lease liability	2.0
Net decrease in other operating expenses	(0.5)
Increased interest expense due to convertible debt issued in June 2003	2.2
Other	(0.1)

Total increase in net loss	$111.6

Expenses associated with the Ascent Pediatrics acquisition include acquired in-process research and development of $31.5 million, amortization of acquired intangible assets of $4.0 million, imputed interest expense of $5.1 million and a fair value inventory adjustment of $0.8 million. The net decrease in other operating expenses is the result of decreased research and development expense, primarily attributable to the lack of Neutralase development costs, offset by increased rhASB and Phenoptin research and development expenses and corporate overhead.

Our net loss in 2003 as compared to 2002 decreased to $75.8 million from $77.5 million. The decrease was primarily the result of a one-time, $12.1 million milestone payment received from Genzyme in 2003 and the lack of an $11.2 million in-process research and development expense in 2002 related to the acquisition of Synapse Technologies Inc. Without these items, our net loss would have increased by $21.6 million in 2003 as a result of an increase in research and development expenses in 2003 of $27.1 million. The increase in research and development expense in 2003 primarily related to rhASB and Neutralase, for which research and development expense increased by $17.7 million and $11.6 million, respectively, in 2003 compared to 2002.

Revenue and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our revenues include sales of Orapred, a patent-protected drug primarily used to treat asthma exacerbations in children. During 2004, we recognized $18.6 million of net product sales of Orapred and approximately $14.7 million of gross profit, representing a gross margin of approximately 79%. Cost of sales of $4.0 million includes a $0.8 million charge related to an inventory fair market value adjustment associated with the acquisition and a $1.6 million charge for excess Orapred raw materials. Gross margin for 2004 excluding these items was 92%. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

Net sales of Orapred during 2004 were lower than expected as a result of larger than anticipated levels of Orapred inventory held by distributors prior to our acquisition of the product. During the fourth quarter of 2004, the level of inventory in the distribution channel began to normalize and we recognized $13.9 million of net product sales. Additionally, a new generic competitor to Orapred was introduced into the market in the fourth quarter of 2004, which has adversely affected the net product sales of Orapred. Although we are implementing defensive strategies, we expect the adverse impact on net product sales to continue in the future.

Milestone revenue in 2003 represents the $12.1 million milestone payment received from Genzyme related to the FDA marketing approval of Aldurazyme. Milestone revenue is typically not recurring in nature and we do not expect to earn additional milestone revenue related to Aldurazyme in the future.

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

Research and development expenses decreased by $4.1 million to $49.8 million in 2004 from $53.9 million in 2003. The decrease is primarily attributable to $17.2 million of Neutralase development costs incurred during 2003 that were not incurred during 2004, because the program was discontinued, and decreased research and decreased development on other programs totaling $1.3 million. The decrease was offset by increased rhASB costs of $5.1 million, increased Phenoptin costs of $7.4 million and research and development costs associated with the new Orapred formulations of $1.9 million. The increased rhASB costs include $1.0 million of increased manufacturing and quality costs, $3.2 million of increased clinical costs primarily related to the Phase 3 clinical trial and $0.8 million of regulatory costs associated with the filings of the marketing authorization applications.

The increased Phenoptin costs primarily include $3.6 million of manufacturing costs and $3.0 million of clinical development costs.

Research and development expenses in 2003 increased by $27.1 million to $53.9 million from $26.8 million in 2002. The major factors causing the increase include increased rhASB activities including manufacturing and quality control costs of $11.0 million and Phase 3 clinical trial costs of $4.1 million. Increased Neutralase Phase 3 clinical trial costs of $6.7 million and contract manufacturing costs of $3.9 million in 2003 also contributed to the increase.

Selling, General and Administrative Expense

Our selling, general and administrative expenses include sales and administrative personnel, facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: facility operating expenses and depreciation; sales operations in support of Orapred and our product candidates; human resources; finance and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses increased by $22.3 million to $37.6 million in 2004 from $15.3 million in 2003. The components of the increase between 2003 and 2004 are as follows (in millions):

Orapred sales and marketing	$13.8
Separation costs associated with former CEO	2.9
Absence of reversal of lease liability in 2003	2.0
Preparation for commercial launch of rhASB	2.4
Net increase in corporate overhead and other	1.2

Total increase	$22.3

The net increase in corporate overhead and other costs includes increased rent expense, audit fees and administrative personnel. During 2004, we recorded a deferred rent liability related to our occupied facilities, of which the portions attributable to prior periods were immaterial.

Selling, general and administrative expenses decreased to $15.3 million in 2003 from $17.3 million in 2002. The components of the decrease between 2002 and 2003 are as follows (in millions):

Absence of facility abandonment costs	$(3.4)
Absence of costs related to the Glyko Biomedical Ltd. acquisition	(2.0)
Reversal of lease liability	(2.0)
Increased technical and administrative consulting	2.0
Increased personnel costs	1.7
Increased insurance costs	0.7
Net increase in corporate overhead and other administrative costs	1.0

Total variance	$(2.0)

Included in the facility abandonment costs during 2002 are the asset write-offs and lease commitment accrual related to the abandonment of a facility. The related lease liability was reversed in 2003 in conjunction with our decision to develop the previously abandoned facility.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology.

The acquired intangible assets are being amortized over 15 years and we expect that the recurring annual amortization expense associated with the transaction will be approximately $1.1 million.

Acquired in-Process Research and Development

Acquired in-process research and development includes the nonrecurring charge for the portion of acquisition consideration attributable to development-stage products. Acquired in-process research and development of $31.5 million during 2004 includes the fair value of the two additional development-stage formulations of Orapred that we acquired in the Ascent Pediatrics transaction. Acquired in-process research and development expense of $11.2 million in 2002 represents the purchase price of all of the outstanding stock of Synapse Technologies, Inc. in March 2002, plus related expenses.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. Equity in the loss of BioMarin/Genzyme LLC was $3.0 million in 2004 compared to $18.7 million in 2003. The decrease is principally due to the profits derived from $42.6 million of Aldurazyme sales in 2004 compared to $11.5 million of sales during 2003.

Equity in the loss of BioMarin/Genzyme LLC was $18.7 million in 2003 compared to $23.5 million in 2002. The decrease was principally due to Aldurazyme sales and the capitalization of inventory production costs upon the regulatory approval of Aldurazyme during the second quarter of 2003, partially offset by increased sales and marketing costs associated with the commercialization of Aldurazyme.

See the “BioMarin/Genzyme LLC” section below for further discussion of the joint venture’s results of operations.

Impairment of Acquired Intangible Assets

Impairment of acquired intangible assets during the year ended December 31, 2004 includes the impairment loss recorded on the Orapred product technology during the fourth quarter of 2004. In December 2004, the Company recognized an impairment loss totaling $68.3 million. The primary circumstance leading to the impairment was the introduction of a new generic competitor to Orapred during the fourth quarter of 2004 that resulted in a significant decrease in the Orapred market share. The impairment charge represents the amount by which the carrying value of the Orapred technology exceeded its fair value on December 31, 2004.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $2.5 million in 2004 from $2.6 million in 2003. Interest income increased to $2.6 million in 2003 from $2.0 million in 2002 primarily due to increased levels of cash and investments obtained through the common stock and convertible debt offerings completed during 2003.

Interest Expense

We incur interest expense on our convertible debt issued in June 2003 and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction. Interest expense was $10.5 million and $3.1 million in 2004 and 2003, respectively, representing an increase of $7.4 million. The increase in 2004 primarily represents interest expense related to the convertible debt issued in June 2003 of $2.2 million and imputed interest related to the Ascent Pediatrics transaction of $5.1 million.

Interest expense was $3.1 million and $0.5 million in 2003 and 2002, respectively. The increase in 2003 was due to six months of interest expense on the convertible debt.

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

In 2003, we sold certain assets of Glyko to a third-party for a total sales price of up to $1.5 million. The sales price was comprised of cash totaling $0.2 million, a note receivable payable in quarterly installments through 2006 totaling $0.5 million and quarterly royalties based upon future sales of certain Glyko products through 2008 up to a maximum of $0.8 million. The proceeds from the sale of the Glyko assets, including the discounted note receivable of $0.4 million, was recorded as a gain from discontinued operations in 2003 totaling $0.6 million, net of transaction costs, as the net book value of the Glyko net assets was reduced to zero as of December 31, 2002. The royalties are recorded as earned.

Income from discontinued operations in 2002 represents net receipts from Glyko subsequent to our decision to discontinue this business. The loss from disposal of discontinued operations in 2002 of $0.2 million represents the Glyko closure expense subsequent to our decision to discontinue this business.

BioMarin/Genzyme LLC Results of Operations

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002, when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. We estimate that the majority of the differences will be eliminated by the end of 2005. See Note 5(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between the joint venture and us.

Revenue and Gross Profit

Our joint venture partner, Genzyme and we received marketing approval for Aldurazyme in the U.S. in April 2003, and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $42.6 million and $11.5 million of net revenue in 2004 and 2003, respectively. The increase in net revenue from 2003 to 2004 of $31.1 million is attributable to both an increase in the number of patients initiating therapy and a full year of revenue during 2004. There were 273 and 146 commercial patients on therapy at the end of 2004 and 2003, respectively.

Gross profit was $36.8 million and $8.5 million for 2004 and 2003, respectively. Gross profit for 2003 would have been higher by $2.8 million if not for production costs incurred during the third quarter of 2003 that were not allocated to Aldurazyme inventory. Without the effect of this charge in 2003, Aldurazyme gross margins were approximately 86% and 98% for 2004 and 2003, respectively. The decrease in gross margin, excluding the 2003 charge, is attributable to the recognition of higher cost of sales in 2004 compared to 2003 as the joint venture sells the inventory that was produced after obtaining regulatory approval, which has a higher cost basis because the inventory produced prior to obtaining regulatory approval was previously expensed.

BioMarin/Genzyme LLC recognized $0.3 million of net revenue during 2002, representing pre-approval sales on a named patient basis allowable in certain countries outside of the U.S.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $42.9 million for 2004 as compared to $45.9 million for 2003. Operating expenses in 2004 included $26.9 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $16.0 million of research and development costs, primarily clinical trial costs. Operating expenses in 2003 included $17.2 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme and $23.2 million of research and development expenses. Selling, general and administrative expenses increased in 2004 due to increased post-launch commercialization activities.

Research and development of the joint venture for 2003 included $8.5 million for the production of Aldurazyme prior to obtaining regulatory approval and $14.7 million of clinical trial costs and continued research and development efforts.

Operating expenses in 2002 included $4.7 million of selling, general and administrative expenses related to the commercialization of Aldurazyme and $40.4 million of research and development. Research and development decreased in 2003 compared to 2002 due to the capitalization of inventory in May 2003 after regulatory approval was obtained. Selling, general and administrative expenses increased in 2003 due to increased commercialization activities in support of the Aldurazyme commercial launch.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment and other commercial financing and the related interest income earned on cash, cash equivalents and short-term investments. During 2004, we received $20.0 million of proceeds from our equipment and facility loan. During 2003, we raised $80.5 million from a public offering of our common stock, $8.0 million from the sale of our common stock to Acqua Wellington and $120.9 million from a convertible debt offering. We voluntarily elected to terminate our equity financing agreement with Acqua Wellington in September 2003.

As of December 31, 2004, our combined cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $90.5 million, a decrease of $115.9 million from $206.4 million at December 31, 2003. The restricted cash of $25.3 million at December 31, 2004, is primarily associated with the Ascent Pediatrics transaction and we expect the restrictions to be released in the second quarter of 2005. Cash balances related to long-term debt represent an amount totaling $16.4 million that we are required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that we entered into in May 2004. This amount is equal to the long-term portion of the outstanding balance under this facility. The maintenance of a deposit equal to the outstanding amount under the facility is a covenant of the facility and the failure to satisfy this covenant would constitute a breach under the facility. However, we have the ability to access the amount at our discretion and therefore it is not restricted cash.

Cash inflows during 2004 included proceeds from our equipment and facility loan from Comerica totaling $20.0 million. The primary sources of cash during 2003 were the financing activities described above, a milestone payment from Genzyme of $12.1 million and the issuance of common stock pursuant to the exercise of stock options under our stock compensation plans of approximately $5.4 million.

Pursuant to our settlement of the dispute with Medicis in January 2005, Medicis will make available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock according to the terms of the convertible note. We anticipate drawing funds from this note when it becomes available.

The primary uses of cash during 2004 were to finance operations, which primarily included the manufacturing and clinical trials of rhASB and the related supporting functions, the Ascent Pediatrics transaction and the manufacturing and clinical development of Phenoptin. Our cash burn, a non-GAAP financial measure, in 2004 was $115.8 million as compared to $77.0 million in 2003. The $38.8 million increase in cash burn during 2004 is primarily attributable to cash payments associated with the Ascent Pediatrics transaction totaling $44.8 million, an increase in capital expenditures primarily related to the development of our facilities of $18.1 million, and the lack of the $12.1 million milestone revenue received in 2003. These increases in cash burn were partially offset by equipment and facility loan proceeds of $20.0 million and several other net reductions in cash burn, including net Orapred operating cash inflow, a decrease in the cash investment in the joint venture and other working capital changes. See “Overview—Non-GAAP Financial Measures” above for a discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

We do not expect to generate net positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities; and

•	expansion of sales and marketing activities, including the support of the Ascent Pediatrics business.

We also expect to incur costs through our joint venture related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercialization.

As a result of the Ascent Pediatrics transaction and the January 2005 amendments to the transaction agreements, we expect to pay Medicis $109.0 million in specified cash payments through 2009, of which $34.2 million is payable in 2005.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents, short-term investments and currently restricted cash, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current cash, short-term investments, currently restricted cash and cash balances related to long-term debt and funds contractually committed to us will meet our operating and capital requirements into the first quarter of 2006.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the years 2002, 2003 and 2004, and for the period since inception (March 1997) represent the following (in millions):

	2002	2003	2004	Since Program Inception
rhASB	$6.8	$24.5	$29.8	$73.9
Phenoptin	—	0.7	8.3	9.0
Orapred	—	—	1.9	1.9
Vibrilase	0.7	0.7	0.4	8.1
NeuroTrans	0.9	2.1	2.9	5.9
Neutralase	5.6	17.2	—	23.1
Not allocated to specific major projects	12.8	8.7	6.5	72.6

	$26.8	$53.9	$49.8	$194.5

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” of Item 1, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Factors That May Affect Future Results” for a discussion of the reasons that we are unable to estimate such information, and in particular “—If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our drugs and future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include: costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Orapred, rhASB and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; payment of the amounts due to the Ascent Pediatrics transaction; and working capital.

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

Borrowings and Contractual Obligations

Our $125 million of 3.5% convertible notes will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayment of the notes in 2008. Should we redeem the notes after June 2006, at our option according to the terms of the notes, we will be subject to premiums upon redemption ranging from 0.7% to 1.4%, depending on the time the notes are redeemed. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock.

We have entered into several agreements for loans, including a $25.0 million credit facility with Comerica Bank executed in May 2004, to finance our equipment purchases and facility improvements. The aggregate outstanding balance totaled $20.1 million at December 31, 2004. The majority of the loans bears interest ranging from 3.29% to 9.33% and are secured by liens on certain assets. Payments of principal and interest are due through maturity of the credit facility in 2011. The lender under our credit facility requires that we maintain a total unrestricted cash balance of at least $45 million or a greater amount defined by a calculation provided for in the credit agreement, as amended and that we maintain a deposit with Comerica equal to the outstanding balance. As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $109.0 million in specified cash payments through 2009, of which $34.2 million is payable in 2005.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, licenses and sales royalties with annual minimums. Information about these obligations as of December 31, 2004 is presented in the table below (in thousands).

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	2010 and Thereafter
Medicis obligations	$130,000	$40,000	$17,000	$73,000	$—
Convertible debt and related interest	140,410	4,375	8,750	127,285	—
Operating leases	26,489	3,563	6,711	6,831	9,384
Equipment and facility loans	20,089	3,683	6,058	6,057	4,291
Research and development and license commitments	9,032	7,882	1,150	—	—

Total	$326,020	$59,503	$39,669	$213,173	$13,675

We have also licensed technology, for which we are required to pay royalties upon future sales, subject to certain annual minimums totaling $0.5 million.

We are also subject to contingent payments totaling approximately $28.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Included in the total amount is $8.7 million of contingent payments related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

Related Party Transactions

In 2001, we loaned our former Chief Executive Officer, Fredric D. Price, $860,000 to purchase a property and received a promissory note secured by the property. The note and interest accrued thereon totaling approximately $983,000, were repaid in full in August 2004. The original maturity date of the note was October 31, 2006, and the interest rate on the note was the Federal mid-term rate.

In March 2002, we entered into an employment agreement with a former Senior Vice President, Jeffrey I. Landau, that entitled him to loans from the Company of up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home was not completed. In January 2005, Mr. Landau retired and the Company entered into a severance agreement with Mr. Landau, pursuant to which his employment agreement was terminated and Mr. Landau was paid the severance payments required under his employment agreement, including forgiveness of the loans discussed above. Additionally, the exercise date of Mr. Landau’s vested stock options was extended to December 31, 2005.

One of our Senior Vice Presidents, Emil D. Kakkis, M.D., Ph.D. holds an adjunct faculty position with Harbor-UCLA Research Educational Institute (“REI”) for purposes of conducting research. REI licenses certain intellectual property and provides other research services to us. We are also obligated to pay REI royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. We paid REI approximately $0.8 million and $0.3 million in 2003 and 2004, respectively, primarily for research. Our joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of products covered by the license agreement through November 2019, of which Dr. Kakkis is entitled to certain portions, based on the sales level per the terms of the agreement. The license agreement was effective before Dr. Kakkis was an officer of our company. Pursuant to these agreements, Dr. Kakkis was entitled to approximately $172,000 and $498,000 during 2003 and 2004, respectively.

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

Based on our investment portfolio and interest rates at December 31, 2004, we believe that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.4 million, respectively, in the fair value of our investment portfolio. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our consolidated statement of operations unless the investments are sold.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at December 31, 2004 (in thousands):

	Carrying Value
Cash and cash equivalents	$13,081	*
Short-term investments	35,734	**

Total	$48,815

*	68% of cash and cash equivalents invested in money market funds and 32% of uninvested cash.
**	76% of short-term investments invested in U.S. agency securities, and 24% in corporate bonds.

Our debt obligations consist of our convertible debt and our equipment and facility loans. Our convertible debt carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The interest rates for certain of our equipment and facility loans are based on the London Inter-Bank Offer Rate (LIBOR) and we are therefore exposed to fluctuations in the LIBOR market. The outstanding principal balance on our equipment and facility loans that carry LIBOR-based rates was $19.4 million as of December 31, 2004. The carrying value of our convertible debt and equipment loans approximates their fair value at December 31, 2004.

Foreign currency exchange rate market risk

A significant portion of Aldurazyme sales by BioMarin/Genzyme LLC are earned outside of the U.S. and, therefore, our equity in the loss of BioMarin/Genzyme LLC is subject to risk of foreign currency rate fluctuations. The policies and procedures related to the management of foreign currency risk of Aldurazyme sales are maintained and performed by our joint venture partner, Genzyme. Based on our overall currency rate exposures at December 31, 2004, we do not expect that a near-term 10% appreciation or depreciation of the U.S. dollar would have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-34 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls are sufficiently effective to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2004 was effective.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Form 10-K, and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. The attestation reports of KPMG on management’s assessment of internal control over financial reporting and on the audit of the financial statements are incorporated by reference from Item 8 of this Form 10-K.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Scope of the effectiveness of controls

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons

We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2005 annual meeting of stockholders.

Item 11. Executive Compensation

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2005 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2005 annual meeting of stockholders.

Part IV

Item 15. Exhibits

The following documents are filed as exhibits to this report.

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	*	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.5	*	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.6	*	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

3.1		Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2		Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.1		Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2		Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3		3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4		Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.1		Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2		1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3		Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4		Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5		1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6		Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7		Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8		Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9		1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10		Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11		Separation Agreement and Release of All Claims, dated August 12, 2004, by and between the BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12		Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13		Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14		Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15		Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16		Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17		Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.18	*	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.19		License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20		Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No.
333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22		Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23		Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	*	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	*	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	*	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No.
333-77701), which is incorporated herein by reference.

10.28		Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference

10.29		Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30		Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.36	First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.37*	Second Amendment To Loan And Security Agreement dated February 15, 2005, by and between BioMarin Pharmaceutical Inc. and Comerica Bank.

10.38*	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder.

10.39*	CRO Services Agreement dated September 15, 2004 by and between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Auditors for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page)

31.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2005	BIOMARIN PHARMACEUTICAL INC.

	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis Drapeau and Jeffrey H. Cooper, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LOUIS DRAPEAU Louis Drapeau	Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ JEFFREY H. COOPER Jeffrey H. Cooper	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ PIERRE LAPALME Pierre Lapalme	Chairman and Director	March 15, 2005

/s/ FRANZ L. CRISTIANI Franz L. Cristiani	Director	March 15, 2005

/s/ ELAINE HERON Elaine Heron	Director	March 15, 2005

/s/ ERICH SAGER Erich Sager	Director	March 15, 2005

/s/ JOHN URQUHART, M.D. John Urquhart, M.D.	Director	March 15, 2005

/s/ GWYNN R. WILLIAMS Gwynn R. Williams	Director	March 15, 2005

INDEX TO BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of BioMarin/Genzyme LLC (a 50% owned joint venture) for the years 2003 and 2002. The Company’s investment in BioMarin/Genzyme LLC at December 31, 2003 and 2002, was $12,007,000 and $2,818,000, respectively, and its equity in loss of BioMarin/Genzyme LLC was $18,693,000 and $23,466,000 for the years 2003 and 2002, respectively. The financial statements of BioMarin/Genzyme LLC for the years 2003 and 2002 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for BioMarin/Genzyme LLC for the years 2003 and 2002, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BioMarin Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/     KPMG LLP

San Francisco, California

March 16, 2005

The Board of Directors and Stockholders of

BioMarin Pharmaceutical Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that BioMarin Pharmaceutical Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioMarin Pharmaceutical Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that BioMarin Pharmaceutical Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BioMarin Pharmaceutical Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/     KPMG LLP

San Francisco, California

March 16, 2005

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2004

(In thousands, except for share and per share data)

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$121,406	$13,081
Short-term investments	84,951	35,734
Restricted cash	—	25,298
Accounts receivable, net	—	4,047
Advances to BioMarin/Genzyme LLC	4,051	2,160
Inventory	—	2,316
Other current assets	2,854	2,641

Total current assets	213,262	85,277

Cash balances related to long-term debt	—	16,406
Investment in BioMarin/Genzyme LLC	12,007	23,129
Property and equipment, net	25,154	42,501
Acquired intangible assets, net	—	16,451
Goodwill	—	45,053
Other assets	5,917	4,149

Total assets	$256,340	$232,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,098	$27,249
Current portion of acquisition obligation, net of discount	—	39,122
Current portion of equipment and facility loans	2,717	3,683

Total current liabilities	12,815	70,054
Convertible debt	125,000	125,000
Equipment and facility loan, net of current portion	672	16,406
Long-term portion of acquisition obligation, net of discount	—	86,632
Other long-term liabilities	—	2,852

Total liabilities	138,487	300,944

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,156,285 and 64,501,159 shares issued and outstanding at December 31, 2003 and 2004, respectively	64	65
Additional paid-in capital	414,110	421,141
Warrants	5,219	—
Deferred compensation	(145)	—
Accumulated other comprehensive loss	(17)	(363)
Accumulated deficit	(301,378)	(488,821)

Total stockholders’ equity (deficit)	117,853	(67,978)

Total liabilities and stockholders’ equity (deficit)	$256,340	$232,966

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2003 and 2004

(In thousands, except for per share data)

	December 31,
	2002	2003	2004
Net product sales	$—	$—	$18,641
Milestone revenue	—	12,100	—

Total revenue	—	12,100	18,641

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	—	—	3,953
Research and development	26,811	53,932	49,784
Selling, general and administrative	17,347	15,278	37,606
Amortization of acquired intangible assets	—	—	3,987
Acquired in-process research and development	11,223	—	31,453
Equity in the loss of BioMarin/Genzyme LLC	23,466	18,693	2,972
Impairment of acquired intangible assets	—	—	68,251

Total operating expenses	78,847	87,903	198,006

Loss from operations	(78,847)	(75,803)	(179,365)
Interest income	2,017	2,559	2,466
Interest expense	(542)	(3,131)	(10,544)

Net loss from continuing operations	(77,372)	(76,375)	(187,443)
Net income from discontinued operations	135	—	—
Gain (loss) on disposal of discontinued operations	(224)	577	—

Net loss	$(77,461)	$(75,798)	$(187,443)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(1.45)	$(1.23)	$(2.91)
Net income from discontinued operations	—	—	—
Gain on disposal of discontinued operations	—	0.01	—

Net loss	$(1.45)	$(1.22)	$(2.91)

Weighted average common shares outstanding, basic and diluted	53,279	62,125	64,354

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2002, 2003 and 2004 (in thousands)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount		Shares	Amount
Balance at January 1, 2002	52,402	$52	$305,230	753	$5,134	$(699)	$(2,037)	$(13)	$(148,119)	$159,548
Issuance of common stock under ESPP	83	—	426	—	—	—	—	—	—	426
Issuance of common stock to purchase Synapse, net of issuance costs	885	1	10,180	—	—	—	—	—	—	10,181
Issuance of common stock options and common stock warrants in connection with the Synapse transaction	—	—	561	27	85	—	—	—	—	646
Issuance of common stock and stock options in GBL acquisition	11,368	11	49,006	—	—	—	—	—	—	49,017
Retirement of common stock acquired from GBL	(11,368)	(11)	(48,301)	—	—	—	—	—	—	(48,312)
Exercise of common stock options	412	1	1,660	—	—	—	—	—	—	1,661
Interest accrued on notes receivable from stockholders	—	—	181	—	—	—	(181)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	1,750	—	—	1,750
Foreign currency translation	—	—	—	—	—	—	—	(54)	—	(54)
Fair market value adjustments of available-for-sale investments	—	—	—	—	—	—	—	394	—	394
Amortization of deferred compensation	—	—	—	—	—	652	—	—	—	652
Other	—	—	95	—	—	—	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	(77,461)	(77,461)

Balance at December 31, 2002	53,782	$54	$319,038	780	$5,219	$(47)	$(468)	$327	$(225,580)	$98,543

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

For the Years ended December 31, 2002, 2003 and 2004 (in thousands)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Notes receivable from stockholder	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount		Shares	Amount
Balance at January 1, 2003	53,782	$54	$319,038	780	$5,219	$(47)	$(468)	$327	$(225,580)	$98,543
Issuance of common stock under ESPP	135	—	712	—	—	—	—	—	—	712
Issuance of common stock to Acqua Wellington, net of issuance costs	766	1	7,949	—	—	—	—	—	—	7,950
Issuance of common stock in a public offering, net of issuance costs	8,625	8	80,522	—	—	—	—	—	—	80,530
Deferred compensation related to restricted common stock issuance	39	—	275	—	—	(145)	—	—	—	130
Exercise of common stock options	800	1	5,368	—	—	—	—	—	—	5,369
Interest accrued on notes receivable from stockholders	—	—	17	—	—	—	(17)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	485	—	—	485
Foreign currency translation	—	—	—	—	—	—	—	49	—	49
Fair market value adjustments of available-for-sale investments	—	—	—	—	—	—	—	(393)	—	(393)
Amortization of deferred compensation	—	—	—	—	—	47	—	—	—	47
Issuance of restricted stock to non-employees	9	—	98	—	—	—	—	—	—	98
Other	—	—	131	—	—	—	—	—	—	131
Net loss	—	—	—	—	—	—	—	—	(75,798)	(75,798)

Balance at December 31, 2003	64,156	$64	$414,110	780	$5,219	$(145)	$—	$(17)	$(301,378)	$117,853

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

For the Years ended December 31, 2002, 2003 and 2004 (in thousands)

	Common stock		Additional paid-in capital	Warrants		Deferred compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount		Shares	Amount
Balance at January 1, 2004	64,156	$64	$414,110	780	$5,219	$(145)	$(17)	$(301,378)	$117,853
Amortization of deferred compensation	—	—	—	—	—	145	—	—	145
Issuance of common stock under ESPP	187	—	785	—	—	—	—	—	785
Exercise of common stock options	158	1	1,016	—	—	—	—	—	1,017
Fair market value adjustments of available-for-sale investments	—	—	—	—	—	—	(346)	—	(346)
Expiration of warrants	—	—	5,219	(780)	(5,219)	—	—	—	—
Other	—	—	11	—	—	—	—	—	11
Net loss	—	—	—	—	—	—	—	(187,443)	(187,443)

Balance at December 31, 2004	64,501	$65	$421,141	—	$—	$—	$(363)	$(488,821)	$(67,978)

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2003 and 2004

(In thousands)

	December 31,
	2002	2003	2004
Cash flows from operating activities
Net loss from continuing operations	$(77,372)	$(76,375)	$(187,443)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	8,780	9,747	13,279
Acquired in-process research and development	11,223	—	31,453
Impairment of acquired intangible assets	—	—	68,251
Imputed interest on acquisition obligation	—	—	5,160
Lease liability reversal	—	(2,002)	—
Gain on disposals of property and equipment	(56)	—	(104)
Transaction costs related to GBL acquisition	1,942	—	—
Facility closures	3,504	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(4,047)
Investment in and advances to BioMarin/Genzyme LLC	(714)	(11,103)	(9,230)
Other current assets	1,501	(715)	197
Notes receivable from officer	—	—	1,040
Other assets	27	(410)	(101)
Accounts payable and accrued liabilities	(2,780)	6,168	14,907
Other current liabilities	—	(248)	1,497

Net cash used in continuing operations	(53,945)	(74,938)	(65,141)
Net cash provided by discontinued operations	350	140	—

Net cash used in operating activities	(53,595)	(74,798)	(65,141)

Cash flows from investing activities
Purchase of property and equipment	(4,861)	(5,975)	(24,075)
Proceeds from sale of equipment	272	28	—
Acquisition of Ascent Pediatrics	—	—	(14,788)
Increase in restricted cash	—	—	(25,298)
Sale of short-term investments	190,697	80,072	86,306
Purchase of short-term investments	(112,074)	(125,076)	(37,435)
Purchase of Synapse Technologies, Inc.	(1,866)	—	—
Acquisition of GBL, net of cash acquired	(1,258)	—	—

Net cash provided by (used in) investing activities	70,910	(50,951)	(15,290)

Cash flows from financing activities
Proceeds from equipment and facility loans	2,608	—	19,957
Proceeds from exercise of stock options	1,661	5,369	1,017
Increase in cash balances related to long-term debt	—	—	(16,406)
Repayment of equipment and facility loans	(2,394)	(2,504)	(3,258)
Repayment of acquisition obligation	—	—	(30,000)
Proceeds from public offering of common stock, net	—	80,530	—
Proceeds from sale of common stock to Acqua Wellington, net	—	7,950	—
Proceeds from convertible debt offering, net	—	120,900	—
Receipts from notes receivable from stockholders	1,750	485	—
Issuance of common stock for ESPP, and other	224	738	796

Net cash provided by (used in) financing activities	3,849	213,468	(27,894)

Effect of foreign currency translation on cash	(54)	49	—

Net increase (decrease) in cash	21,110	87,768	(108,325)
Cash and cash equivalents:
Beginning of year	12,528	33,638	121,406

End of year	$33,638	$121,406	$13,081

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2004

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States during April 2003 and in the European Union during June 2003. On May 18, 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business. The transaction included: Orapred® (prednisolone sodium phosphate oral solution), a drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. See Note 3 for further discussion of the transaction. The Company is incorporated in the state of Delaware.

The Company began business on March 21, 1997 as a wholly owned subsidiary of Glyko Biomedical Ltd. (GBL). In August 2002, at which point GBL’s ownership of the Company’s outstanding common stock was approximately 21%, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of the Company’s common stock. GBL’s principal asset was 11,367,617 shares of the Company’s common stock, which were subsequently retired. GBL is now a wholly owned subsidiary of the Company.

In 2001, the Company decided to close the business of Glyko, Inc. (Glyko), a wholly owned subsidiary. Glyko’s operations ceased on July 31, 2002. In January 2003, the Company sold certain assets of Glyko to a third-party for total consideration of up to $1.5 million (Note 9).

Through December 31, 2004, the Company had accumulated losses of approximately $488.8 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, short-term investments, currently restricted cash and cash balances related to long-term debt at December 31, 2004, plus funds contractually committed to the Company, will be sufficient to meet the Company’s obligations into the first quarter of 2006. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the need for additional financings; the financial performance of Orapred; significant competition from larger organizations and generic competition with respect to Orapred; its joint venture partner’s ability to successfully commercialize Aldurazyme; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the healthcare industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). As of December 31, 2004, accumulated other comprehensive loss related to recording available-for-sale short-term investments was approximately $0.3 million. Short-term investments are comprised mainly of corporate bonds, federal agency investments and taxable municipal debt securities. As of December 31, 2004, the Company had no held-to-maturity investments. See Note 18 for further information.

(e) Inventory

The Company values inventories at the lower of cost or fair value. The Company determines the cost of raw materials using the average cost method and the cost of finished goods using the specific identification cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. As of December 31, 2004, inventory consisted of Orapred finished goods of $2.3 million.

(f) Cash Balances Related to Long-term Debt

Cash balances related to long-term debt represent an amount that the Company is required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that the Company executed in May 2004.

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

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture, and a reduction in its investment for its 50% share of the loss of the joint venture. Equity in the loss of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss for the period. Advances to BioMarin/Genzyme LLC include the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by the Company during the most recent month, and the investment in BioMarin/Genzyme LLC includes the Company’s share of the net current assets of the joint venture, primarily cash, accounts receivable and inventory.

(h) Goodwill, Acquired Intangible Assets and Impairment of Long-Lived Assets

The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized over their useful lives on a straight-line basis.

The Company reviews long-lived assets for impairment annually and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. See Note 4 for further discussion of the Company’s intangible asset and goodwill impairment analyses.

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, SFAS No. 142 requires that the Company assess whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, the Company has identified two reporting units, the Orapred business and the other biopharmaceutical development and commercialization activities of the Company, which are components of the Company’s single operating segment. The Company performs an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. The Company determines the fair value of its reporting units using a combination of discounted cash flow models, quoted market prices when available and independent appraisals. See Note 4 for further discussion of the Company’s goodwill impairment analysis.

The recoverability of the carrying value of leasehold improvements for the Company’s administrative facilities will depend on the successful execution of the Company’s business initiatives and the Company’s ability to earn sufficient returns on its approved products and product candidates. Based on management’s current estimates, the Company expects to recover the carrying value of such assets.

(i) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred.

(j) Revenue Recognition

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

The timing of customer purchases and the resulting product shipments has a significant impact on the amount of revenue from product sales that the Company recognizes in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the Company’s principal customers, and inventory held by retailers. The Company’s revenue from product sales in a particular period is impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories increased substantially, the

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Company could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

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

Provisions for sales discounts and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. The Company permits product returns only if the product is damaged or if it is returned near or after expiration.

A reconciliation of the Company’s gross and net product sales for the year ended December 31, 2004 is as follows (in thousands):

	Dollars	Percentage
Gross product sales	$22,341	100.0%

Less allowances for:
Returns	(790)	(3.6)%
Rebates	(2,240)	(10.0)%
Discounts	(670)	(3.0)%

Total allowances	(3,700)	(16.6)%

Net product sales	$18,641	83.4%

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2004, the Company had no allowance for doubtful accounts.

Milestone revenue is recognized in full when the related substantive milestone performance goal is achieved. Milestone revenue is typically not recurring in nature.

(k) Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. The Company believes that regulatory approval of our product candidates is uncertain, and do not assume that products manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or fair value.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(l) Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding common stock options, warrants and contingent issuances of common stock related to our convertible debt and acquisition payable. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):

	December 31,
	2002	2003	2004
Options to purchase common stock	7,078	9,682	10,008
Common stock issuable under convertible debt	—	8,920	8,920
Portion of acquisition payable in common stock	—	—	3,130
Warrants to purchase common stock	780	780	—

Total	7,858	19,382	22,058

(m) Stock Option Plans

The Company has three stock-based compensation plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby generally no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, to stock-based compensation recognized on a straight-line basis.

	Years ended December 31,
	2002	2003	2004
Net loss as reported	$(77,461)	$(75,798)	$(187,443)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(13,775)	(15,615)	(14,382)

Pro forma net loss	$(91,236)	$(91,413)	$(201,825)

Net loss per common share as reported, basic and diluted	$(1.45)	$(1.22)	$(2.91)
Pro forma net loss per common share, basic and diluted	(1.71)	(1.47)	(3.14)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(n) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There is a full valuation allowance against net deferred tax assets of $241.6 million at December 31, 2004. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made.

(o) Discontinued Operations

The operations of Glyko have been classified as discontinued operations in the accompanying consolidated financial statements for all years presented. In addition, the Company has segregated the Glyko operating results and cash flows in the accompanying consolidated statements of operations and changes in stockholders’ equity (deficit) and cash flows for all years presented. The notes to the accompanying consolidated financial statements also reflect the classification of Glyko operations as discontinued operations for all years presented.

(p) Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes unrealized gains and losses on short-term investments and foreign currency translation adjustments.

(q) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. The Company will adopt SFAS 123R in the third quarter of 2005 and management is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See Note 2(m) for information related to the pro forma effects on the Company’s reported net loss and net loss per common share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (SFAS 151). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of FAS 151 will have a significant effect on the Company’s financial position and results of operations.

In September 2004, EITF reached a consensus on EITF Issue No. 04-08 (EITF 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under current interpretations of FASB No. 128, Earnings per Share, issuers of contingently convertible debt instruments generally exclude the potential common shares underlying the contingently convertible debt instruments from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that contingently convertible debt instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. Management has determined that this pronouncement has no impact on our current and historical financial statements because the

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

effect of such potential shares on our net loss per share would be antidilutive. Potentially dilutive securities, including, the potential shares associated with our convertible debt are disclosed in Note 2(l).

In March 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact EITF 03-1 will have on its consolidated financial statements once final guidance is issued. Under the existing guidance, management has determined that there is no impact on the Company’s consolidated financial statements as of December 31, 2004, as there are no investments with impairments that are other-than-temporary.

(r) Reclassifications

Certain items in the prior years consolidated financial statements have been reclassified to conform to the 2004 presentation.

(3) ASCENT PEDIATRICS TRANSACTION

On May 18, 2004, the Company acquired the Ascent Pediatrics business from Medicis Pharmaceutical Corporation (Medicis). The transaction included: Orapred, a patent-protected drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. In connection with the transaction, the Company also acquired certain tangible assets, including inventory and equipment. The transaction provided the Company with financial and strategic benefits, primarily the addition of a commercial product and a commercial infrastructure. In January 2005, the agreements related to the transaction were amended due to a settlement of a dispute with Medicis and the acquisition obligation was reduced (Note 25). The effect of these amendments totaled $21.0 million and will be recorded in the first quarter of 2005 as a reduction of the acquisition obligation and goodwill.

The original transaction agreements provided for total acquisition payments of $190.0 million payable to Medicis in specified amounts through 2009, including a payment of $20.0 million in BioMarin common stock in 2009. The number of shares issuable in 2009 will be based on the per share stock price at that time. The total acquisition cost, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, was $195.0 million. The remaining payments to Medicis are payable as follows (in thousands):

	As of December 31, 2004	As amended effective January 2005
2005	$40,000	$34,200
2006	9,000	7,700
2007	8,000	7,000
2008	7,500	6,500
2009	85,500	73,600

Total	$150,000	$129,000

Pursuant to the acquisition, the Company was required to deposit $25.0 million of BioMarin common stock and $25.0 million of cash in escrow until the last of the first four quarterly payments to Medicis have been made.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

The $25.0 million of BioMarin common stock was released in 2004 and the $25.0 million of cash is scheduled to be fully released in May 2005.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition, at their respective fair values. The Company’s consolidated financial statements for the period subsequent to the acquisition date reflect these values and the results of operations of the Ascent Pediatrics business. The total consideration has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed. During December 2004, the Company revised its purchase price allocation based on updated estimates of the fair value of the acquired assets and liabilities. The nature of the changes includes a revised valuation of the acquired intangible assets and in-process research and development using revised future sales estimates based on adjustments to market conditions that existed at the purchase date and revised estimates of the acquired return and rebate liabilities based on the Company’s experience after the acquisition. A summary of the material revisions from the initial purchase price allocation, is as follows (in thousands):

	Preliminary allocation of purchase price	Changes based on revisions of estimates	Revised allocation of purchase price
Product Technology	$101,636	$(12,947)	$88,689
In-process research and development	35,444	(3,991)	31,453
Acquired returns reserve	5,658	(4,775)	883
Acquired rebate liability	568	593	1,161
Goodwill	32,273	12,780	45,053

The revised fair value of the transaction was allocated as follows (in thousands):

Product technology	$88,689
In-process research and development	31,453
Imputed discount on purchase price	29,406
Inventory	2,301
Equipment	131
Goodwill	45,053
Liabilities assumed	(2,044)

Total	$194,989

The product technology is the only intangible asset subject to amortization and represents the rights to the proprietary knowledge associated with Orapred. These rights include the right to develop, use, and market Orapred. The product technology is being amortized over Orapred’s estimated economic life of 15 years using the straight-line method of amortization and includes no estimated residual value. See Note 4 for further discussion of the Company’s acquired intangible assets.

In-process research and development represents the fair value of the two additional proprietary formulations of Orapred that are currently under development but not yet completed.

The imputed discount on the purchase obligation represents the gross value of the future cash payments to Medicis, discounted to their present value at a rate of 6.1%. The discount is being amortized and recorded as interest expense over the life of the obligation using the effective interest rate method.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

The allocation to inventory at the purchase date includes an adjustment of $0.9 million in addition to the cost basis of the finished inventory to reflect the fair value of the finished inventory less the cost of disposal and a reasonable profit for the selling effort.

The transaction resulted in a purchase price allocation of $45.1 million to goodwill, representing the financial, strategic and operational value of the transaction to BioMarin. Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Orapred business, and the synergies created with the acquisition of the Ascent Pediatrics sales force that will eventually be deployed towards selling future BioMarin products. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation also included $2.0 million of estimated liabilities assumed for product returns and unclaimed rebates.

The following unaudited pro forma financial information presents (in thousands) the combined results of operations of BioMarin and the Ascent Pediatrics business for the years ended December 31, 2002, 2003, and 2004 as if the acquisition had occurred as of January 1, 2002. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2002. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Company combined with the Ascent Pediatrics business.

	Year ended December 31,
	2002	2003	2004
Total revenue	$39,605	$60,977	$32,237
Net loss	(106,133)	(63,479)	(152,186)
Net loss per share, basic and diluted	$(1.99)	$(1.02)	$(2.36)
Weighted average common shares outstanding, basic and diluted	53,279	62,125	64,354

The historical statements of operations of the Ascent Pediatric business were derived directly from the related trial balances obtained from the seller of the business and include adjustments by the Company to allocate a portion of the seller’s corporate overhead to the Ascent Pediatrics business. Pro forma adjustments include non-cash expenses associated with the acquisition of the Ascent Pediatrics business and certain integration costs incurred during 2004, which are reflected as of January 1, 2002. The non-cash items include an in-process research and development charge, amortization of acquired intangible assets, imputed interest expense and a fair value inventory adjustment. The pro forma net loss for 2002 increased as a result of the pro forma adjustments to include the acquisition-related expenses, such as in-process research and development and amortization of the acquired intangible assets.

(4) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (Note 3) and consist of the Orapred product technology as of December 31, 2004. The gross and net carrying value of the Orapred product technology as of December 31, 2004 is approximately $16.5 million. There is no accumulated amortization as of December 31, 2004, as a result of an impairment loss that resulted in a new cost basis for the

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

assets as discussed below. A summary of the Orapred product technology activity during 2004 is as follows (in thousands):

Revised allocation of purchase price	$88,689
Amortization expense during 2004	(3,987)
Impairment loss recorded on December 31, 2004	(68,251)

Net carrying value and new cost basis	$16,451

In December 2004, the Company recognized an impairment loss totaling approximately $68.3 million, which was recorded as impairment of acquired intangible assets in the consolidated statement of operations for the year ended December 31, 2004. The primary circumstance leading to the impairment was the introduction of a new generic competitor to Orapred during the fourth quarter of 2004 that resulted in a significant decrease in the Orapred market share. As a result of this change in circumstance, the Company tested the recoverability of the related acquired intangible assets by first comparing the assets’ carrying amount to the undiscounted future cash flows that the assets are expected to generate. The Company determined that the carrying value of the assets was not recoverable and an impairment loss was recorded for the amount by which the carrying value of the Orapred product technology exceeded its fair value. The fair value of the Orapred product technology was estimated using the present value of the expected future cash flows from the technology.

The Orapred product technology is being amortized on a straight-line basis over its useful life of 15 years. Prior to the impairment charge, amortization expense was approximately $4.0 million during 2004. The estimated amortization expense associated with the revised cost basis of the Orapred product technology for each of the succeeding five years is approximately $1.1 million per year.

(b) Goodwill

Goodwill as of December 31, 2004 relates to the Ascent Pediatrics transaction completed during May 2004 (Note 3), and the aggregate amount of goodwill acquired in the transaction was approximately $45.1 million. Using the reporting unit basis required by SFAS No. 142: Goodwill and Other Intangible Assets, the Company completed its annual impairment test during December 2004, and determined that no impairment of goodwill existed as of December 31, 2004. Whether or not goodwill will be impaired in the future is dependent upon the future sales of Orapred and the successful development and sales of the new formulations of Orapred.

(5) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the years ended December 31, 2002, 2003 and 2004, are presented in the table below (in thousands). The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. This results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

clinical trials. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials.

	Year ended December 31,
	2002	2003	2004
Revenue	$296	$11,540	$42,583
Cost of goods sold	—	3,090	5,787

Gross profit	296	8,450	36,796
Operating expenses	47,371	45,907	42,890

Loss from operations	(47,075)	(37,457)	(6,094)
Other income	143	71	151

Net loss	$(46,932)	$(37,386)	$(5,943)

Equity in the loss of BioMarin/Genzyme LLC	$(23,466)	$(18,693)	$(2,972)

At December 31, 2003 and 2004, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31,
	2003	2004
Assets	$35,991	$58,009
Liabilities	(11,977)	(11,751)

Net equity	$24,014	$46,258

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$12,007	$23,129

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

The timing of product shipment and receipts can have a significant impact on the amount of revenue that BioMarin/Genzyme LLC recognizes in a particular period. Also, Aldurazyme is sold in part through distributors. Inventory in the distribution channel consists of inventory held by distributors, who are BioMarin/Genzyme LLC’s customers, and inventory held by retailers, such as pharmacies and hospitals. BioMarin/Genzyme LLC’s revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increased to excessive levels, BioMarin/Genzyme LLC could experience reduced purchases in subsequent periods. To determine the amount of Aldurazyme inventory in the joint venture’s U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

BioMarin/Genzyme LLC records reserves for rebates payable under Medicaid and third-party payer contracts, such as managed care organizations, as a reduction of revenue at the time product sales are recorded.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

Certain components of the BioMarin/Genzyme LLC rebate reserves are calculated based on the amount of inventory in the distribution channel, and are impacted by BioMarin/Genzyme LLC’s assessment of distribution channel inventory. BioMarin/Genzyme LLC’s calculation also requires other estimates, including estimates of sales mix, to determine which sales will be subject to rebates and the amount of such rebates. BioMarin/Genzyme LLC updates its estimates and assumptions each period, and records any necessary adjustments to its reserves.

BioMarin/Genzyme LLC records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the nature of Aldurazyme and its patient population, the customers’ limited return rights, Genzyme’s experience of returns for similar products and BioMarin/Genzyme LLC’s estimate of distribution channel inventory, based on sales and inventory level information provided by the primary distributors for Aldurazyme, as described above. Based on these factors, BioMarin/Genzyme LLC has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

Inventory—BioMarin/Genzyme LLC values inventories at the lower of cost or fair value. BioMarin/Genzyme LLC determines the cost of raw materials and work-in process using the average cost method and the cost of finished goods using the specific identification method. BioMarin/Genzyme LLC analyzes its inventory levels quarterly and writes down to its net realizable value inventory that has expired, become obsolete, has a cost basis in excess of its expected net realizable value, or is in excess of expected requirements. If actual market conditions are less favorable than those projected by the joint venture, additional inventory write-downs may be required.

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to Note 5(a) above for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(6) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2004, consisted of (in thousands):

	December 31,		Estimated useful lives
Category	2003	2004
Leasehold improvements	$34,465	$57,481	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	13,891	15,086	5 years
Computer hardware and software	4,045	4,512	3 years
Office furniture and equipment	1,780	3,123	5 years
Construction-in-progress	1,404	240

	55,585	80,442
Less: Accumulated depreciation	(30,431)	(37,941)

Total property and equipment, net	$25,154	$42,501

Depreciation expense for the years ended December 31, 2002, 2003, and 2004 was, $7.8 million, $9.0 million and $8.2 million, respectively.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(7) ACQUISITION OF GLYKO BIOMEDICAL LTD. (GBL)

In 2002, the Company acquired all of the outstanding common shares of GBL in exchange for 11,367,617 shares of BioMarin common stock. GBL’s principal asset was 11,367,617 shares of the Company’s common stock, which were subsequently retired. The Company incurred approximately $2.0 million of costs associated with this transaction in 2002, which were included as general and administrative expenses.

The following unaudited pro forma summary financial information displays the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2002. The pro forma information is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on January 1, 2002, nor does it purport to represent operations for future periods (in thousands, except per share data):

Year ended December 31, 2002
Operating expenses	$(76,928)
Loss from continuing operations	(76,928)
Loss per share from continuing operations, basic and diluted	$(1.44)
Weighted average common shares outstanding	53,279

(8) PURCHASE OF SYNAPSE TECHNOLOGIES

In 2002, the Company purchased all of the outstanding capital stock of Synapse Technologies Inc. (Synapse), a privately held Canadian company, for approximately $10.2 million in Company common stock (885,240 shares). The Company also issued options and warrants to purchase 80,221 and 27,419 shares of the Company’s common stock, respectively. These options and warrants were valued using the Black-Scholes option pricing model with the resulting $561,000 and $85,000, respectively, included as additional purchase price. The purchase agreement includes Cdn. $8.0 million (which equaled approximately U.S. $6.6 million as of December 31, 2004) in contingency payments upon achievement of certain regulatory and licensing milestones if they occur before March 21, 2012.

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

(9) SALE OF GLYKO, INC. ASSETS

On January 2, 2003, the Company sold certain Glyko assets including intellectual property, inventory and customer lists, to a third-party for a total sales price of up to $1.5 million. The sales price was comprised of cash

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

totaling $0.2 million, a note receivable payable in installments through 2006 totaling $0.5 million, without interest, and quarterly royalties based upon the future sales of certain Glyko products up to a maximum of $0.8 million. The future royalties are based upon the terms of the related license agreement, which terminates in January 2008. As the net book value of the Glyko assets was reduced to zero as of December 31, 2002, the Company recognized a gain on disposal of discontinued operations totaling $0.6 million in 2003. The gain represents the cash and note receivable received offset by the discount on the note receivable and related transaction fees incurred during 2003.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2003 and 2004, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2004
Accounts payable	$382	$946
Accrued accounts payable	5,092	13,662
Accrued vacation	1,071	1,357
Accrued compensation	2,754	3,319
Accrued other	799	2,484
Accrued rebates	—	3,578
Acquired rebate reserve	—	1,020
Acquired returns reserve	—	726
Current portion of deferred rent	—	157

	$10,098	$27,249

As of December 31, 2003 and 2004, other long-term liabilities consisted of the following (in thousands):

	December 31,
	2003	2004
Long-term portion of returns reserve	$—	$790
Long-term portion of deferred rent	—	2,062

	$—	$2,852

A rollforward of our significant estimated revenue dilution reserves is as follows (in thousands):

	Balance at beginning of period	Provision for current period sales	Provision for prior period sales	Actual charges related to current period sales	Balance at end of period
Year ended December 31, 2004:
Returns reserve	$—	$790	$—	$—	$790
Accrued rebates	—	2,240	1,338	—	3,578
Reserve for cash discounts	—	670	—	(581)	89

As a result of the length of time between the original product sale and the related product returns and rebates, and the time that has passed since the acquisition, the Company has not experienced any charges to its returns and rebate liabilities.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(11) CONVERTIBLE DEBT

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.4 million and $0.8 million of amortization expense during 2003 and 2004, respectively.

(12) EQUIPMENT AND FACILITY LOANS

The Company entered into several agreements for secured loans totaling $2.6 million during 2002. The loans bear interest at rates ranging from 7.88% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require the Company to maintain a minimum unrestricted cash balance of $35 million. Should the unrestricted cash balance fall below $35 million, the Company can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties.

In May 2004, the Company executed a $25 million credit facility to finance the Company’s equipment purchases and facility improvements. As of December 31, 2004, $19.4 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.5% (4.1% as of December 31, 2004) are due through maturity in 2011. The facility requires an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender requires that the Company maintain a total unrestricted cash balance, including short-term investments, of at least $45 million or a greater amount defined by a calculation provided for in the facility agreement, as amended and that the Company maintain a deposit with the lender equal to the outstanding balance. As of December 31, 2004, $19.4 million of the total minimum unrestricted cash balance is required to be maintained in an account with the lender as an unrestricted compensating balance. The facility also contains additional customary covenants. Principal payments due on equipment and facility loans range from approximately $11,000 to $119,000 per month and are payable as follows (in thousands):

2005	$3,683
2006	3,029
2007	3,029
2008	3,029
2009 and thereafter	7,319

Total	$20,089

(13) MILESTONE REVENUE

During May 2003, the Company received $12.1 million from Genzyme for the one-time milestone payment related to the marketing approval of Aldurazyme. The milestone payment is included as revenue in the accompanying consolidated statements of operations.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(14) LEASE LIABILITY

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

(15) STOCKHOLDERS’ EQUITY

(a) Common Stock

During 2004, certain warrants expired resulting in a reclassification of $5.2 million from warrants to additional paid-in capital.

The Company had an agreement with Acqua Wellington for an equity investment facility with the Company. The Company voluntarily terminated the agreement with Acqua Wellington in September 2003. Acqua Wellington did not purchase any stock under this agreement during 2002. During 2003, Acqua Wellington purchased 765,816 shares of BioMarin common stock for $8.0 million, net of issuance costs.

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

(b) Notes Receivable from Stockholders

In 1997, the Company issued 2.5 million shares of Founders’ Stock to three officers in exchange for notes receivable from the officers. The notes and associated interest were repaid during 2003. The notes carried an interest rate of 6% and were secured by the underlying stock.

(c) Deferred Compensation

In connection with certain stock option and stock grants to employees from 1998 to 2000, the Company recorded deferred compensation totaling $4.2 million, which has been amortized over the estimated vesting periods of the grantees. Amortization expense recognized for these grants during the years ended December 31, 2002, 2003 and 2004 was $0.7 million, $47,000 and $0, respectively.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

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

(16) STOCK-BASED COMPENSATION PLANS

The Company has three stock-based compensation plans:

•	The 1997 Stock Plan (the 1997 Plan) provides for the grant of stock options and the issuance of common stock to employees, officers, directors, and consultants. As of December 31, 2004, 14,917,229 shares were reserved for issuance of options under the 1997 Plan, of which 9,470,525 options were outstanding.

•	The 1998 Director Option Plan (the Director Plan) provides for the grant of stock options and the issuance of common stock to non-employee directors. As of December 31, 2004, 800,000 shares were reserved for issuance of options under the Director Plan, of which 537,500 options were outstanding.

Options currently outstanding under the 1997 Plan and the Director Plan generally vest in four years or less. Options generally terminate from 5 to 10 years from the date of grant or 90 days after termination of employment.

•	The 1998 Employee Stock Purchase Plan (1998 Purchase Plan) provides for the purchase by eligible employees of Company common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to 5% of the total combined voting power or value of the Company. Individual employee contributions are limited to 10% of the employee’s salary and a maximum value of $25,000 per calendar year. Shares are purchased on April 30 and October 31 of each year. As of December 31, 2004, 468,538 shares have been issued under the 1998 Purchase Plan and 381,462 shares are reserved for future issuances.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

A summary of the activity in the 1997 Plan and the Director Plan is as follows:

	Option shares	Weighted average exercise price	Exercisable at end of year	Weighted average fair value of options granted
Outstanding at December 31, 2001	7,766,678	$11.18	3,682,150
Granted	996,893	8.64		$5.61
Exercised	(412,148)	4.03
Canceled	(1,273,914)	11.35

Outstanding at December 31, 2002	7,077,509	11.21	4,524,655
Granted	3,662,775	7.89		5.69
Exercised	(799,757)	6.68
Canceled	(258,821)	9.74

Outstanding at December 31, 2003	9,681,706	10.37	5,369,082
Granted	1,795,800	6.19		3.66
Exercised	(157,879)	6.44
Canceled	(1,311,602)	8.25

Outstanding at December 31, 2004	10,008,025	9.96	7,285,031

There were 1,409,544 and 3,082,391 options available for grant under the 1997 Plan and the Director Plan at December 31, 2003 and 2004, respectively.

As of December 31, 2004, the options outstanding consisted of the following:

Options outstanding				Options exercisable
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Weighted average number of options exercisable	Weighted average exercise price
$ 3.50 to 7.00	2,790,226	5.4	$5.72	1,596,649	$5.62
7.01 to 10.50	3,397,352	6.7	8.67	2,076,915	9.00
10.51 to 14.00	2,774,911	2.3	12.48	2,565,931	12.51
14.01 to 17.50	534,554	1.6	15.75	534,554	15.75
17.51 to 21.00	195,357	2.8	19.50	195,357	19.50
21.01 to 24.50	220,000	5.1	21.96	220,000	21.96
24.51 to 28.00	80,625	0.1	25.81	80,625	25.81
28.01 to 31.50	15,000	0.2	31.25	15,000	31.25

	10,008,025	4.7	9.96	7,285,031	10.90

The following summarizes the weighted average assumptions used to determine the fair value of each option using the Black-Scholes option-pricing model:

Dates of grant	Interest rate	Expected dividend yield	Expected life	Expected volatility
January 1, 2002 to December 31, 2002	4.8%	0.00%	8 years	72%
January 1, 2003 to December 31, 2003	4.1%	0.00%	6 years	79%
January 1, 2004 to December 31, 2004	4.1%	0.00%	6 years	56%

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(17) INCOME TAXES

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $273.6 million and state net operating loss carryforwards of approximately $99.8 million. The Company also had federal research and development and orphan drug credit carryforwards of approximately $51.0 million as of December 31, 2004, and state research credit carryovers of approximately $9.7 million. The federal net operating loss and credit carryforwards expire at various dates beginning in the year 2006 through 2024, if not utilized. The state net operating loss carryforwards begin to expire in 2005 and will completely expire in 2014 if not utilized. Certain state research credit carryovers will begin to expire in 2014 if not utilized with others carrying over indefinitely.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$84,385	$104,577
Research and other credits	44,362	60,685
Capitalized research expenses	5,651	12,261
Depreciation and amortization	9,718	9,587
Accrued expenses and reserves	602	3,382
Goodwill and intangible assets	—	44,501
Other	3,112	6,611

Total deferred tax assets	147,830	241,604
Valuation allowance	(147,830)	(241,604)

Net deferred tax assets	$—	$—

A full valuation allowance is maintained to reduce the Company’s deferred tax assets to zero, as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased $39.3 million and $93.7 million during the years ended December 31, 2003 and 2004.

The Company had no current federal income tax expense and minimal current state income tax expense for the years ended December 31, 2002, 2003 and 2004. The reconciliations between the U.S. federal statutory tax rates to the Company’s effective tax rates are as follows:

	December 31,
	2002	2003	2004
Federal tax	(34.0)%	(35.0)%	(35.0)%
Other permanent items	4.3%	3.4%	2.1%
General business credits	(11.5)%	(12.0)%	(6.0)%
Prior year tax return true-up	—	(0.3)%	—
Valuation allowance	41.2%	43.9%	38.9%

Effective tax rate	—	—	—

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(18) SHORT-TERM INVESTMENTS

At December 31, 2004, the principal amounts of short-term investments by contractual maturity are summarized in the table below (in thousands). All short-term investments were classified as available-for-sale at December 31, 2004 and were previously classified as hold-to-maturity. The decision to classify the short-term investments as available-for-sale during 2004 was based on changes to the Company’s liquidity needs as a result of the Ascent Pediatrics transaction.

	Contractual Maturity Date For the Years Ending December 31,			December 31, 2004
	2005	2006	Total Book Value	Unrealized Losses	Aggregate Fair Value
U.S. Government agencies	$8,628	$18,700	$27,328	$(260)	$27,068
Corporate notes	3,570	5,182	8,752	(86)	8,666

Total	$12,198	$23,882	$36,080	$(346)	$35,734

At December 31, 2003, the principal amounts of short-term investments by contractual maturity are summarized in the table below (in thousands). All short-term investments were classified as held-to-maturity at December 31, 2003.

	Contractual Maturity Date For the Years Ending December 31,			December 31, 2003
	2004	2005 and 2006	Total Book Value	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government agencies	$9,505	$25,591	$35,096	$113	$(28)	$35,181
Taxable municipal securities	9,139	—	9,139	—	(15)	9,124
Corporate notes	16,136	24,580	40,716	184	(428)	40,472

Total	$34,780	$50,171	$84,951	$297	$(471)	$84,777

At December 31, 2004, the aggregate amount of unrealized losses and related fair value of investments with unrealized losses were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government Agencies	$21,084	$(216)	$5,984	$(44)	$27,068	$(260)
Corporate notes	3,098	(38)	5,568	(48)	8,666	(86)

Total	$24,182	$(254)	$11,552	$(92)	$35,734	$(346)

Management determined that there were no other-than-temporary impairments of the Company’s investments at December 31, 2004 and believes that the unrealized losses incurred are the result of decreases in the related interest rate markets since the purchase of the investments. Because the investments are placed in financial institutions with strong credit ratings, management expects full recovery of the amortized cost.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

At December 31, 2003, the aggregate amount of unrealized losses and related fair value of investments with unrealized losses were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government Agencies	$9,064	$(28)	$—	$—	$9,064	$(28)
Taxable municipal securities	1,574	(15)	—	—	1,574	(15)
Corporate notes	31,169	(428)	—	—	31,169	(428)

Total	$41,807	$(471)	$—	$—	$41,807	$(471)

(19) COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases office space and research, testing and manufacturing laboratory space in various facilities under operating agreements expiring at various dates through 2014. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a Consumer Price Index or annual minimum increases. Minimum lease payments for future years are as follows (in thousands):

2005	$3,563
2006	3,437
2007	3,274
2008	3,368
2009	3,463
Thereafter	9,384

$26,489

Rent expense for the years ended December 31, 2002, 2003, and 2004 was $2.9 million, $2.6 million and $4.4 million, respectively.

(b) Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain research and development activities. These amounts are included as research and development expenses as services are provided.

The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums. As of December 31, 2004, such minimum annual commitments are approximately $0.5 million.

(c) Contingencies

From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

threatened against the Company that collectively is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is also subject to contingent payments totaling approximately $28.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future, which includes $8.7 million of contingent payments related to Neutralase, for which the Company terminated development during 2003 and, accordingly, management does not expect they will ever be payable.

(20) RELATED-PARTY TRANSACTIONS

In 2001, the Company loaned its former Chief Executive Officer $860,000 to purchase a property and received a promissory note secured by the property. The note and interest accrued to date totaling $983,000, were repaid in full in August 2004. The original maturity date of the note was October 31, 2006, and the interest rate on the note was the Federal mid-term rate. In August 2004, the Company incurred $2.9 million of expenses associated with the separation agreement between the Company and its former Chief Executive Officer.

In February 2002, the Company loaned one of its officers $300,000 and received a promissory note secured by his unencumbered shares of the Company. The note accrued interest at the Federal short-term rate and was repaid during 2002.

In March 2002, we entered into an employment agreement with a former officer that entitled him to loans from the Company of up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home was not completed. In January 2005, Mr. Landau retired and the Company entered into a severance agreement with Mr. Landau, pursuant to which his employment agreement was terminated and Mr. Landau was paid the severance payments required under his employment agreement, including forgiveness of the loans discussed above. Additionally, the exercise date of Mr. Landau’s vested stock options was extended to December 31, 2005.

During 2002, certain consulting services were rendered by one of our directors. The director was paid $56,000 in 2002, and $52,300 in January 2003, for those services.

An officer of the Company holds an adjunct faculty position with Harbor-UCLA Research Educational Institute (“REI”) for purposes of conducting research. REI licenses certain intellectual property and provides other research services to us. We are also obligated to pay REI royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. We paid REI approximately $0.8 million and $0.3 million in 2003 and 2004, respectively, primarily for research. Our joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of products covered by the license agreement through November 2019, of which the officer is entitled to certain portions, based on the sales level per the terms of the agreement. The license agreement was effective before the officer was a BioMarin employee. Pursuant to these agreements, the officer was entitled to approximately $172,000 and $498,000 during 2003 and 2004, respectively.

(21) COLLABORATIVE AGREEMENTS

(a) Genzyme

In 1998, the Company entered into an agreement with Genzyme to establish a joint venture (BioMarin/Genzyme LLC) for the worldwide development and commercialization of Aldurazyme to treat

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

mucopolysaccharidosis I (MPS I). Under the agreement, Genzyme purchased 1,333,333 shares of the Company’s common stock for $8.0 million and, concurrent with the IPO, purchased an additional 769,230 shares of the Company’s common stock for an additional $10.0 million. Genzyme has also paid the Company $12.1 million in cash upon FDA approval of the Biologics License Application for Aldurazyme (Note 13).

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

(22) COMPENSATION PLANS

(a) Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon six months prior notice, or by the officer upon three months prior written notice to the Company.

(b) 401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of Participant’s contributions up to a maximum of the lesser of 2% of the employee’s annual compensation or $4,000 per year. The Company’s matching contribution vests over four years from employment commencement and was approximately $246,000, $292,000 and $452,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Employer contributions not vested upon employee termination are forfeited.

(23) SUPPLEMENTAL CASH FLOW INFORMATION

The following noncash transactions took place in the periods presented (in thousands):

	Year ended December 31,
	2002	2003	2004
Issuance of common stock, warrants and options to acquire Synapse	$10,827	$—	$—
Issuance of common stock and stock options to acquire GBL	48,312	—	—
Fair value of restricted stock grant issued pursuant to an employment contract	—	275	—
Acquisition obligation, net of discount	—	—	151,702

The Company’s cash payments for interest on debt were $0.5 million, $2.5 million and $4.7 million for the years ended 2002, 2003, and 2004 respectively.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

(24) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. With respect to accounts receivable, a significant portion of Orapred sales is made to a limited number of financially viable distributors. The Company’s three largest customers accounted for 44%, 28% and 12% of net revenues, respectively, or 84% of the Company’s total net product sales in aggregate for the year ended December 31, 2004. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at December 31, 2004.

(25) SUBSEQUENT EVENT

On January 12, 2005, to settle claims by the Company against Medicis related to the acquisition, the Company and Medicis Pharmaceutical Corporation (Medicis) entered into amendments to the agreements related to the Ascent Pediatrics transaction in May 2004. Under the terms of the amended agreements, the $150 million of remaining payments from the Company to Medicis as of December 31, 2004, will be reduced by $21 million to $129 million. Medicis is also required to pay the Company up to $6.0 million for certain Orapred product returns received by the Company through June 30, 2005. The amendments to the agreements will result in the reduction of the acquisition obligation and goodwill in the first quarter of 2005.

Additionally, Medicis will make available to the Company a convertible note of up to $25 million beginning July 1, 2005 based on certain terms and conditions including a change of control provision. Draws on the convertible note are convertible into the Company’s common stock at Medicis’ discretion at a strike price equal to the average closing price for the 20 trading days prior to such advance. The convertible note bears interest at LIBOR plus 1% and matures in 2009, but may be repaid by BioMarin at any time prior to the option purchase date.

In conjunction with the agreements, the Company and Medicis have entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties, other than certain continuing obligations, in accordance with the terms of the parties’ agreements.

(26) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The Company’s quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the completion of development projects and variations in levels of production.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2004

The Company’s common stock has been traded on the Nasdaq National Market since July 22, 1999. There were 97 common stockholders of record at December 31, 2004. No dividends have ever been paid by the Company.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2004:
Total revenue	$—	$4,563	$181	$13,897
Net loss from continuing operations	(19,945)	(55,598)	(29,478)	(82,422)
Net loss	(19,945)	(55,598)	(29,478)	(82,422)
Net loss per share, basic and diluted	(0.31)	(0.86)	(0.46)	(1.28)

Common stock price per share:
High	8.87	8.12	6.66	6.49
Low	7.09	5.53	4.50	3.87

2003:
Total revenue	$—	$12,100	$—	$—
Net loss from continuing operations	(20,260)	(9,097)	(21,291)	(25,727)
Gain on disposal of discontinued operations	577	—	—	—
Net loss	(19,683)	(9,097)	(21,291)	(25,727)
Net loss per share, basic and diluted	(0.35)	(0.14)	(0.33)	(0.40)

Common stock price per share:
High	12.30	13.67	10.89	8.47
Low	5.79	9.16	7.00	6.60

SCHEDULE II

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES VALUATION ACCOUNTS

Years ended December 31, 2002, 2003 and 2004

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts(1)	Deductions	Balance at end of period
Year ended December 31, 2004:
Returns reserve	$—	$790	$—	$—	$790
Accrued rebates	—	3,578	—	—	3,578
Reserve for cash discounts	—	670	—	(581)	89
Acquired returns reserve	—	—	883	(157)	726
Acquired rebates reserve	—	—	1,161	(141)	1,020

(1)	Amounts relate to the beginning balance of business acquisition-related liabilities accounted for as components of purchase consideration and are included as components of goodwill.

EXHIBIT INDEX

2.1		Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2		Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3		License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	*	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.5	*	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.6	*	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

3.1		Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2		Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.1		Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2		Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3		3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4		Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.1		Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Separation Agreement and Release of All Claims, dated August 12, 2004, by and between the BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16		Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17		Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.18	*	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.19		License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20		Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21		License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22		Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23		Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	*	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	*	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	*	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27		Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28		Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.29		Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30		Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31		Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32		Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33		Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34		Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35		Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.36		First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.37	*	Second Amendment To Loan And Security Agreement dated February 15, 2005, by and between BioMarin Pharmaceutical Inc. and Comerica Bank.

10.38	*	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder.

10.39	*	CRO Services Agreement dated September 15, 2004 by and between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

21.1	*	List of Subsidiaries.

23.1	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2	*	Consent of PricewaterhouseCoopers LLP, Independent Auditors for BioMarin/Genzyme LLC.

24.1	*	Power of Attorney (Included in Signature Page)

31.1	*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1	*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

*	Filed herewith.