Form 10-K/A
period 2004-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2005-03-29
CIK 1048477

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

EXPLANATORY NOTE

BioMarin Pharmaceutical Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 (the “Annual Report”) to amend and restate Item 15 and the Exhibit Index to the Annual Report for the purpose of including the Amended and Restated Rights Agreement dated as of August 7, 2003 between the Company and Mellon Investor Services LLC, as Rights Agent (filed as Exhibit 4.5), the Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended (filed as Exhibit 10.40), the Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard (filed as Exhibit 10.41) and the Company’s Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005 (filed as Exhibit 10.42), each of which were inadvertently omitted from the Annual Report. The complete text of Item 15 and the Exhibit Index is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Item 15 and the Exhibit Index include the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively.

With the exception of the amended and restated Severance Plan and Summary Plan Description adopted on March 23, 2005, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

Part IV

Item 15. Exhibits

The following documents are filed as exhibits to this report.

2.1		Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2		Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3		License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	*	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.5	*	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.6	*	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2008, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.5	Amended and Restated Rights Agreement dated as of August 7, 2003 between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on August 8, 2003 as Exhibit 4.1 to the Company’s Amendment No. 1 to Form 8-A, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9		1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10		Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11		Separation Agreement and Release of All Claims, dated August 12, 2004, by and between the BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12		Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13		Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14		Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15		Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16		Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17		Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.18	*	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.19		License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20		Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21		License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22		Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23		Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	*	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	*	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	*	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27		Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28		Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.29		Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30		Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31		Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32		Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33		Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.36	First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.37*	Second Amendment To Loan And Security Agreement dated February 15, 2005, by and between BioMarin Pharmaceutical Inc. and Comerica Bank.

10.38*	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder.

10.39*	CRO Services Agreement dated September 15, 2004 by and between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.40	Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.41	Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.42**	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Auditors for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page).

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

*	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: March 28, 2005	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper
Chief Financial Officer

EXHIBIT INDEX

2.1		Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2		Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3		License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	*	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.5	*	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.6	*	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

3.1		Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2		Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.1		Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2		Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3		3.50% Convertible Subordinated Note due 2008, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4		Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.5		Amended and Restated Rights Agreement dated as of August 7, 2003 between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on August 8, 2003 as Exhibit 4.1 to the Company’s Amendment No. 1 to Form 8-A, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Repot on Form 8-K, which is incorporated herein by reference.

10.4	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Separation Agreement and Release of All Claims, dated August 12, 2004, by and between the BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16		Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17		Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.18	*	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.19		License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20		Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21		License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22		Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23		Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	*	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	*	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	*	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27		Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28		Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.29		Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30		Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31		Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32		Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33		Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34		Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35		Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.36		First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.37	*	Second Amendment To Loan And Security Agreement dated February 15, 2005, by and between BioMarin Pharmaceutical Inc. and Comerica Bank.

10.38	*	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder.

10.39	*	CRO Services Agreement dated September 15, 2004 by and between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.40		Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.41	Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.42**	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Auditors for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page).

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

*	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.
**	Filed herewith.