Form 10-K/A
period 2004-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2005-04-29
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☒	Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	68-0397820
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

105 Digital Drive, Novato, California	94949
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (415) 506-6700

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered under Section 12 (g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, was $350.6 million. The number of shares of common stock, $0.001 par value, outstanding on February 22, 2005 was 64,511,159.

Explanatory Notes

BioMarin Pharmaceutical Inc. (“BioMarin” or the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 (the “Annual Report”), as amended by Amendment No. 1 thereto as filed with the Securities and Exchange Commission on March 29, 2005, solely for the purpose of including information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2004 and, therefore, it is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Part III.

Item 10. Directors and Executive Officers of the Registrant

Directors

Set forth below is certain information regarding our board of directors as of April 4, 2005:

Name	Age	Position with BioMarin	Director Since
Franz L. Cristiani (2)(3)	63	Director	June 2002
Elaine J. Heron, Ph.D. (2)(4)	57	Director	July 2002
Pierre Lapalme (1) (3)	64	Director, Chairman of the Board	January 2004
Erich Sager (1)	47	Director	November 1997
John Urquhart, M.D. (1)(4)	71	Director	July 2003
Gwynn R. Williams (2)(3)	71	Director	October 1996

(1)	Member of BioMarin’s Compensation Committee
(2)	Member of BioMarin’s Audit Committee
(3)	Member of BioMarin’s Corporate Governance and Nominating Committee
(4)	Member of BioMarin’s Science Committee

There is no family relationship between any Director and any executive officer of BioMarin.

Franz L. Cristiani joined the BioMarin Board in June 2002 and serves as chairman of its Audit Committee. From 1964 to 1999, he was with Arthur Andersen, LLP as partner since 1976, with clients in high technology, life sciences, manufacturing, mining, forest products, distribution, publishing and food products industries. Since 1999, he has provided consulting services to various companies, served as a director of various companies and served as an adjunct professor at the University of San Francisco. Mr. Cristiani serves as a director of MTI Technology, Inc., Vitasoy USA, Accuray Incorporated and Nature’s Sunshine Products. He holds a B.A. from San Francisco State University and is a C.P.A.

Elaine J. Heron, Ph.D. joined the BioMarin Board in July 2002. Dr. Heron has served as chairman and chief executive officer of Labcyte Inc. since July 2001. Prior to that time, she spent six years in increasingly responsible positions at the Applied Biosystems Group of Applera Corporation, including stints as general manager and vice president of sales and marketing. She was vice president, marketing, at Affymetrix, Inc., from 1995 to 1996. Dr. Heron has a B.S. in chemistry with Highest Distinction and a Ph.D. in analytical biochemistry, both from Purdue University, and an M.B.A. from Pepperdine University.

Pierre Lapalme joined the BioMarin Board in January 2004 and was named as Chairman in August 2004, upon the resignation of Fredric D. Price, BioMarin’s former Chief Executive Officer and Chairman of the Board. Throughout his career, Mr. Lapalme has held numerous senior management positions in the pharmaceutical industry, including chief executive officer and chairman of the board of Rhône-Poulenc Pharmaceuticals, Inc. in Canada, and senior vice president and general manager of North America Ethicals, a division of Rhône-Poulenc Rorer, Inc., where he oversaw the development of the ethical pharmaceutical business in the United States, Canada, Mexico, and Central America. Mr. Lapalme served on the board of the National Pharmaceutical Council and was a board member of the Pharmaceutical Manufacturers Association of Canada, where he played a leading role in reinstituting patent protection for pharmaceuticals. Mr. Lapalme currently serves as director of First Horizon Pharmaceuticals, Bioxel Pharma Inc. and International Wex Technologies. Mr. Lapalme studied at the University of Western Ontario and INSEAD France. Mr. Lapalme also served as non-executive chairman of the board of Diagnocure, a biotechnology company from 1995 to 2005.

Erich Sager joined the BioMarin Board in November 1997. Since 2004, Mr. Sager has acted as Chairman of Calltrade Carrier Services AG, a European wholesale phone operator. From September 1996 until August 2004, Mr. Sager served as the chairman of LaMont Asset Management SA, a private investment management firm. From April 1994 to August 1996, Mr. Sager served as senior vice president, head of Private Banking for Dresdner Bank (Switzerland) Ltd. From September 1991 to March 1994, Mr. Sager served as vice president, Private Banking-Head German Desk for Deutsche Bank (Switzerland) Ltd. From 1981 to 1989, Mr. Sager held various positions at a number of banks in Switzerland. Mr. Sager serves as a director of Calltrade Carrier Services AG and Zecotek Medical Systems Inc. Mr. Sager received a business degree from the School of Economics and Business Administration in Zurich, Switzerland.

John Urquhart, M.D., joined the BioMarin Board in July 2003 and serves as chairman of its Compensation Committee and Science Committee and has been a member of the BioMarin Science Advisory Board since 2002. Since September 1995, Dr. Urquhart has been the chief scientist of AARDEX Ltd., acting as the chief technical officer of this pharmaceutical packaging company, and the chief executive officer of APREX, also a pharmaceutical packaging company and subsidiary of AARDEX. Since 1991, he has been a member of the board of directors of the Cayman subsidiary of HBM Bioventures, as Swiss-based venture capital firm. Dr. Urquhart also served, as director and non-executive vice chairman of the board of directors of Inveresk Research Group, Inc. of Cary, North Carolina, formerly Inveresk Research Group Ltd. of Edinburgh, Scotland until its acquisition in November 2004 by Charles River Laboratories, Inc. Since November 2004, he has served as a director of Charles River Laboratories, Inc. In April 2004, Dr. Urquhart retired from his position as Extraordinary Professor of Pharmacoepidemiology at Maastricht University in the Netherlands where he served since 1986 with a concentration on graduate education and research. He has been Adjunct Professor of Biopharmaceutical Sciences at University of California, San Francisco Medical Center since 1986. In addition, he occasionally serves as a paid consultant to the pharmaceutical industry. Dr. Urquhart received his M.D. from Harvard Medical School and his B.A. from Rice University.

Gwynn R. Williams joined the BioMarin Board upon its incorporation in 1996 and serves as Chairman of its Corporate Governance and Nominating Committee. Mr. Williams is also a trustee of the United Kingdom Transplant Trust. Previously, Mr. Williams was a partner at Andersen Consulting where he specialized in the design and installation of financial control systems. Additionally, he served as a mathematician with General Motors Research, an internal consultant with Canadian International Paper Company, and a statistician with British Steel. He was a founder of numerous companies including, Xoma Inc., Murex Inc., AstroMed Ltd. and Astroscan Ltd. Mr. Williams was a major stockholder of Glyko Biomedical Ltd. (which was acquired by BioMarin in 2002) and its predecessor Glyko, Inc. Mr. Williams received a B.Sc. in theoretical physics from the University of Wales and is a Chartered Physicist and Fellow of the Institute of Physics in the United Kingdom.

Executive Officers and Other Significant Employees of BioMarin

The following table sets forth certain information concerning BioMarin’s executive officers and other significant employees as of April 4, 2005.

Name	Age	Position with BioMarin
Louis Drapeau	61	Acting Chief Executive Officer, Senior Vice President, Finance and Secretary
Robert A. Baffi, Ph.D.	50	Senior Vice President, Technical Operations
Emil D. Kakkis, M.D., Ph.D.	44	Senior Vice President, Business Operations
Christopher M. Starr, Ph.D.	52	Co-founder, Senior Vice President and Chief Scientific Officer
Stuart J. Swiedler, M.D., Ph.D.	49	Senior Vice President, Clinical Affairs
Jeffrey H. Cooper, C.P.A.	49	Acting Chief Financial Officer, Vice President and Controller
G. Eric Davis	34	Vice President, Corporate Counsel and Assistant Secretary
Daniel P. Maher	49	Vice President, Program Management
Kim R. Tsuchimoto, C.P.A.	42	Vice President, Treasurer

There is no family relationship between any Director and any executive officer of BioMarin.

Louis Drapeau, Acting Chief Executive Officer, Senior Vice President, Finance and Secretary

Mr. Drapeau serves as BioMarin’s Acting Chief Executive Officer, a position to which he was appointed upon the resignation of Fredric D. Price, BioMarin’s former Chief Executive Officer, in August 2004. Mr. Drapeau joined BioMarin as Vice President, Finance, Chief Financial Officer, and Secretary in August 2002. Prior to joining BioMarin, Mr. Drapeau spent 31 years at Arthur Andersen LLP, including fourteen years as managing partner of Assurance and Consulting for Northern California, supervising more than 400 professionals. He has a strong international focus and he also has in-depth capital market experience as well as an extensive knowledge of ‘best practices’ in the areas of financial controls and administration. From 1966 to 1969, he was a Naval Officer serving with U.S. Naval Civil Engineering Corps principally in Seabee units in the Republic of Vietnam. Mr. Drapeau is a California certified public accountant and holds an M.B.A. and a B.S. in Mechanical Engineering from Stanford University.

Robert A. Baffi, Ph.D., Senior Vice President, Technical Operations

Dr. Baffi joined BioMarin in May 2000, and serves as Senior Vice President, Technical Operations, responsible for overseeing the Company’s manufacturing, process development, and quality and analytical chemistry departments. From 1986 to 2000, Dr. Baffi served in a number of progressively more responsible positions at Genentech, primarily in the functional area of quality control. Prior to Genentech, Dr. Baffi worked for Cooper BioMedical as a research scientist and at Becton Dickinson Research Center as a post-doctoral fellow. Dr. Baffi has contributed to more than 20 major regulatory submissions for product approval in the United States and Europe and to more than 50 regulatory submissions for investigational new drug testing. Dr. Baffi received a Ph.D. in biochemistry, an M.B.A. from Regis University, as well as an M.Phil. and a B.S. in biochemistry from the City University of New York.

Emil D. Kakkis, M.D., Ph.D., Senior Vice President, Business Operations

Dr. Kakkis serves as BioMarin’s Senior Vice President, Business Operations and has been a Vice President at BioMarin since joining the Company in September 1998. Together with his colleague, Elizabeth F. Neufeld, Ph.D., of the University of California at Los Angeles (UCLA), Dr. Kakkis developed Aldurazyme, a recombinant form of alpha-L-iduronidase, the enzyme deficient in MPS I patients. Before joining BioMarin, Dr. Kakkis held the position of assistant professor at the Harbor-UCLA Medical Center, Division of Genetics, Department of Pediatrics. From 1991 to 1994, he completed a fellowship in genetics at the UCLA Intercampus Medical Genetics training program and, prior to that, conducted his pediatric residency at the Harbor-UCLA Medical Center. Dr. Kakkis is the author of numerous published articles and abstracts on MPS I and alpha-L-iduronidase. He holds an M.D. and a Ph.D. in biological chemistry from the Medical Scientist training program at the UCLA School of Medicine. He is board-certified in pediatrics and medical genetics.

Christopher M. Starr, Ph.D., Co-founder, Senior Vice President and Chief Scientific Officer

Dr. Starr co-founded BioMarin in 1996 and serves as Senior Vice President and Chief Scientific Officer. Before BioMarin, Dr. Starr directed the research programs of Glyko, Inc., a subsidiary of BioMarin, the operations of which have been discontinued. He joined Glyko as director of research and development in 1991 and served as vice president of research and development from 1992 to 1998. Dr. Starr was a National Research Council Associate at the National Institutes of Health (NIH). He has published numerous peer-reviewed articles, including research papers on Fluorophore-Assisted Carbohydrate Electrophoresis (FACE) in the diagnosis of lysosomal storage diseases and in the identification of patients with MPS I. His work in the development of diagnostic tests for lysosomal storage diseases has been funded by several grants from the NIH and other institutions. Dr. Starr holds a Ph.D. in biochemistry and molecular biology from the State University of New York Health Science Center and a B.S. from Syracuse University.

Stuart J. Swiedler, M.D., Ph.D., Senior Vice President, Clinical Affairs

Dr. Swiedler joined BioMarin in June 1998 and serves as Senior Vice President, Clinical Affairs. Before joining BioMarin, Dr. Swiedler served as vice president, research programs at Glycomed. He is board-certified in anatomic pathology and has conducted extensive research in the molecular biology of carbohydrate enzymes. Dr. Swiedler holds five patents and is the author of 20 peer-reviewed journal articles. Dr. Swiedler holds a Ph.D. from the Johns Hopkins University School of Medicine, Biochemistry, Cellular, and Molecular Biology training program, an M.D. from the Johns Hopkins University School of Medicine, and a B.S. from the State University of New York at Albany.

Jeffrey H. Cooper, C. P. A., Acting Chief Financial Officer, Vice President and Controller

Mr. Cooper serves as BioMarin’s Acting Chief Financial Officer since the appointment of Mr. Drapeau (BioMarin’s Chief Financial Officer until August 2004) to Acting Chief Executive Officer in August 2004. Mr. Cooper joined BioMarin as Vice President, Controller, in October 2003. Prior to joining BioMarin, Mr. Cooper worked at Matrix Pharmaceutical for six years, serving most recently as vice president, finance. Earlier in his career, Mr. Cooper served in numerous finance-related roles within the health care and pharmaceutical industries, including corporate controller at Foundation Health Systems, and director of business analysis at Syntex Corporation, a company he worked for from 1983 to 1995. Mr. Cooper is a California certified public accountant and earned a B.A. in economics from the University of California, Los Angeles, and an M.B.A. from Santa Clara University.

G. Eric Davis, Vice President, Corporate Counsel and Assistant Secretary

Mr. Davis joined BioMarin in March 2004, and serves as Vice President, Corporate Counsel and Assistant Secretary. From 2000 to 2004, Mr. Davis worked in the San Francisco office of Paul Hastings, Janofsky & Walker LLP, an international law firm, where he was an associate in the Corporate Department and served on the firm’s national securities practice committee. Mr. Davis received a B.A. from the University of California, Berkeley, and a J.D. from the University of San Francisco.

Daniel P. Maher, Vice President, Program Management

Mr. Maher joined BioMarin as Vice President, Program Management in August 2003, bringing with him over 20 years of biotechnology industry experience. From 1998 to 2003, Mr. Maher worked at Aradigm Corporation serving most recently as vice president, program management, overseeing the pulmonary insulin project. Prior to this time, he served as director of clinical operations at Covance, Inc., and as vice president of operations at Spectra BioMedical, Inc. From 1993 to 1995, Mr. Maher acted as director, therapeutics project management, at Chiron Corporation. Mr. Maher started his career at Genentech, Inc. in 1981, serving in several capacities in operations and project management. Mr. Maher received an M.B.A. in health services management from Golden Gate University and a B.A. in biology from San Francisco State University.

Kim R. Tsuchimoto, C.P.A., Vice President, Treasurer

Ms. Tsuchimoto joined BioMarin in 1997 and currently serves as Vice President, Treasurer, a position she was appointed to in July 2003 after serving as Vice President, Controller. Prior to BioMarin, she worked as controller for three years at Dodd Smith Dann Inc., a fundraising and marketing consultant firm for non-profit organizations, and before that, as controller at Partech International, a venture capital firm affiliated with Banque Paribas (currently known as BNP Paribas). Ms. Tsuchimoto is a licensed California certified public accountant and received a B.S. in business administration from San Francisco State University.

Audit Committee

The Company has established a standing audit committee. The Audit Committee provides oversight of (i) the financial reporting process, the system of internal financial controls and the audit process of BioMarin and (ii) BioMarin’s independent registered public accounting firm. The Audit Committee also recommends to the Board the appointment of the independent registered public accounting firm for BioMarin. The members of the Audit Committee are Mr. Cristiani, Chairman, Dr. Heron, and Mr. Williams. Each of the members of the Audit Committee is an audit committee “financial expert” as defined by Nasdaq and Securities and Exchange Commission rules and, as required by the Audit Charter, is an independent Director. The committee charter is available in the “investors” section of the Company’s website at www.bmrn.com. Information on the Company’s website is not incorporated by reference in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers and persons who own more than that 10% of a registered class of the Company’s equity securities (the “Reporting Persons”) to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Except for the following transaction, to the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representation that no other reports were required, during the fiscal year ended December 31, 2004, all Reporting Persons complied with all Section 16(a) filing requirements. On February 11, 2005, Dr. Urquhart filed a Form 5, which reported a sale that should have been reported in July 2004 on a Form 4.

Standards of Business Conduct and Ethics

The Board has adopted Standards of Business Conduct and Ethics which are applicable to all employees and Directors, including the Company’s Chief Executive Officer, Chief Financial Officer, other executive officers and senior financial personnel. A copy of the Company’s Standards of Business Conduct and Ethics is available on the Company’s website at www.bmrn.com. Information on our website is not incorporated by reference in this report. The Company intends to post any waiver of or material changes, to these Standards, if any, to its website within five business days of such event.

Item 11. Executive and Director Compensation

Executive Compensation

Summary Compensation Table

The following table discloses compensation paid by the Company during the last three fiscal years to (a) Fredric D. Price, the Company’s former Chairman and Chief Executive Officer and Louis Drapeau, the Company’s Acting Chief Executive Officer; (b) Robert A. Baffi, Ph.D., Emil D. Kakkis, M.D., Ph.D., Christopher M. Starr, Ph.D. and Stuart J. Swiedler, M.D., Ph.D., the four most highly-compensated officers other than the Chief Executive Officer who were serving as officers at the end of fiscal year 2004 and whose salary and bonus exceeded $100,000; and (c) Jeffrey I. Landau, who would have been one of the four most highly compensated officers, but for the fact that he resigned on December 31, 2004. These individuals are referred as the “Named Executive Officers.”

Except as noted for Mr. Price and Mr. Landau, the entries under the column “All Other Compensation” in the table represent the premiums paid for life insurance benefits, financial planning consultation, fitness benefits and vested 401(k) matching for each Named Executive Officer.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation($)	Securities Underlying Options/ SARs(#)(1)	All Other Compensation($)
Louis Drapeau Acting Chief Executive Officer(2)	2004 2003 2002	258,320 250,025 102,885	40,000 10,000 —	(3)	— — —	25,000 40,000 150,000	5,318 5,600 290
Robert A. Baffi, Ph.D. Senior Vice President, Technical Operations	2004 2003 2002	249,871 242,266 231,000	80,000 30,000 —	(3)	— — —	— 50,000 —	6,345 8,543 3,522
Emil D. Kakkis, M.D., Ph.D. Senior Vice President, Business Operations	2004 2003 2002	270,402 270,027 257,250	160,000 110,000 —	(3)(4)	— — —	— 125,000 —	4,913 4,974 4,522
Christopher M. Starr, Ph.D. Senior Vice President, Chief Scientific Officer	2004 2003 2002	275,830 275,454 262,500	110,000 60,000 —	(3)	— — —	— 125,000 —	6,417 4,992 4,522
Stuart J. Swiedler, M.D., Ph.D. Senior Vice President, Clinical Affairs	2004 2003 2002	256,652 256,223 241,500	80,000 42,500 —	(3)	— — —	— 80,000 —	6,226 4,923 4,522
Fredric D. Price Former Chairman and Chief Executive Officer(5)	2004 2003 2002	422,746 507,082 458,129	400,700 225,000 —		— — —	— 625,000 —	3,094,606 6,400 2,496
Jeffrey I. Landau Former Senior Vice President, Administration(6)	2004 2003 2002	240,435 249,355 168,750	110,000 42,500 —	(3)	— 4,000	— 115,000 125,000	220,661 6,100 5,174

(1)	For 2004 performance, on January 5, 2005, the Company granted the Named Executive Officers options for the purchase of the following number of shares of BioMarin common stock: Mr. Drapeau 100,000 shares; Dr. Baffi 140,000 shares; Dr. Kakkis, 100,000 shares; Dr. Starr, 60,000 shares and Dr. Swiedler, 80,000 shares. These grants are not reflected in the table.
(2)	On August 19, 2004, in connection with his appointment as Acting Chief Executive Officer, Mr. Drapeau, previously the Company’s Chief Financial Officer, received options for the purchase of 25,000 shares of common stock.
(3)	The bonus represents amounts paid in February 2004 in recognition of performance in 2003. No officer received a cash bonus for performance in 2004.
(4)	Dr. Kakkis’ bonus includes a $110,000 general merit bonus and a $50,000 bonus related to the filing of the Investigational New Drug Application for the Company’s product candidate Phenoptin, as required by Dr. Kakkis’ employment agreement.
(5)	In December 2003, the Board awarded a bonus of $400,000 to Mr. Price for his performance in 2003, which was paid in January 2004. In connection with Mr. Price’s termination of employment, on August 19, 2004, Mr. Price received a severance package of approximately $2.9 million. This amount is included with “All Other Compensation.” Mr. Price resigned effective August 12, 2004.
(6)	Mr. Landau retired from the Company on December 31, 2004. Upon his resignation, Mr. Landau’s loan plus accrued interest totaling $116,092 was forgiven and the Company paid the tax on such loan forgiveness in the amount of $99,093. This amount is included with “All Other Compensation.”

Stock Option Grants

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(3)
Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Share) (2)	Expiration Date	5%	10%	First Exercisable
Louis Drapeau(4)	25,000	1%	5.15	8/19/14	80,970	205,194	2/19/05

(1)	Based on an aggregate of 1,795,800 shares subject to options granted during fiscal year 2004 to employees.
(2)	Options were granted at an exercise price equal to the closing price of the common stock on Nasdaq on the date of the grant.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. The actual stock price over the option term could be substantially more or less than the assumed 5% and 10% levels included in the table. Unless the market price of the Company’s common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers. The potential realizable value is calculated by assuming that the closing price per share on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state income tax consequences and other expenses of option exercises. The values shown do not consider non-transferability or termination of the options upon termination of such employee’s employment.

(4)	Options were granted to Mr. Drapeau on August 19, 2004 in connection with his appointment as Acting Chief Executive Officer.

Fiscal 2004 Option Exercises and Option Value Table

The following table sets forth the number of shares covered by both exercisable and unexerciseable stock options held by each of the Named Executive Officers and certain information with respect to options exercised by the Named Executive Officers during the Company’s fiscal year 2004.

Options Exercised During Fiscal Year 2004

			Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(1)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Louis Drapeau	—	$—	99,790	115,210	$31,350	$53,400
Robert A. Baffi, Ph.D.	—	—	301,506	51,737	—	—
Emil D. Kakkis, M.D., Ph.D.	—	—	304,895	90,105	466,050	—
Christopher M. Starr, Ph.D.	5,570	21,828	239,520	90,104	249,588	—
Stuart J. Swiedler, M.D., Ph.D.	—	—	190,910	59,323	250,950	—
Fredric D. Price	—	—	842,970	—	—	—
Jeffrey I. Landau	—	—	121,249	118,751	—	—

(1)	Based on closing price on December 31, 2004 of $6.39 per share less exercise price per share.

Employment Agreements

The Company is party to employment agreements with the Named Executive Officers, other than Mr. Price and Mr. Landau, on the terms set forth in the chart below. Each of these employment agreements is terminable without cause by the Company upon six months’ prior written notice to the officer, or by the officer upon three months’ prior written notice to the Company. The Company is obligated to pay the officer’s salary and benefits until termination. In addition, with respect to Messrs. Baffi, Kakkis, Starr and Swiedler, if any of them is involuntarily terminated within one year of a change of control, he is entitled to receive from the Company a severance payment equal to six months of his then-current annual salary and fifty percent of the annual bonus that he would otherwise be entitled to receive for the calendar year in which he was involuntarily terminated, and fifty percent of the then-unvested portion of all of his options in the Company shall immediately vest. The Company is a party to a Severance Agreement with Mr. Price as described below.

Name of Executive Officer	2004 Annual Salary Rate(1)	Annual Bonus	Initial Grant of Right to Purchase Equity Securities(2)	Agreement Termination Date
Louis Drapeau	$275,000	Annual bonus, payable in cash and/or stock.	Options to purchase up to 125,000 and 25,000 shares of the Company’s common stock at a purchase price of $9.25 and $4.24, respectively.	None
Robert A. Baffi, Ph.D.	$250,000	Annual bonus, payable in cash and/or stock.	Options to purchase up to 210,000 shares of the Company’s common stock at a purchase price of $22.00 per share.	None
Emil D. Kakkis, M.D., Ph.D.	$270,250	Eligible to receive a cash bonus based on achievement of milestones and an annual bonus, payable in cash and/or stock.	Options to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $4.00 per share.	None
Christopher M. Starr, Ph.D.	$275,500	Annual bonus, payable in cash and/or stock.	400,000 shares of the Company’s common stock at a purchase price of $1.00 per share.	None
Stuart J. Swiedler, M.D., Ph.D.	$256,500	Annual bonus, payable in cash and/or stock.	Options to purchase up to 150,000 shares of the Company’s common stock at a purchase price of $4.00 per share.	None

(1)	2004 Annual Salary Rate reflected in the above table reflects 2004 annual salary rate as of December 31, 2004. The table entitled “Summary Compensation Table” reflects actual salaries paid in 2004 and includes mid-year salary adjustments.
(2)	Options in this table were granted on commencement of employment for each individual.

In January 2004, the Company instituted a Severance Plan and Summary Plan Description that is applicable to each of the officers listed in the table below. This policy was amended and restated in March 2005. Under the plan, on a change of control, vesting of all employee options under the 1997 Option Plan is accelerated in full, which is unchanged from the plan adopted in January 2004. Further, upon an involuntary termination on or within one year of a change of control, employees are entitled to receive certain specified benefits consisting of cash severance and a continuation of employee benefits. Under the plan, the Named Executive Officers are entitled to receive one year of benefit continuation and a severance payment equal to one year of base salary and the greater of the actual bonus paid for the prior year or the target bonus payable for the current year. Benefits payable under this policy may be reduced for employees who are entitled to severance benefits under separate arrangements with the Company to avoid the payment of duplicate benefits.

Effective August 12, 2004, Mr. Price terminated his employment with the Company. Mr. Price was paid a severance package that included: a cash payment of approximately $2.9 million, acceleration of the full unvested portion of his 39,285 share restricted stock grant (and a registration right with respect to such shares) and the extension of the exercise period for all his vested stock options to one year following termination. The cash payment was netted against the amount of principal and interest due under the Company’s loan to Mr. Price.

The Company has adopted a form of indemnification agreement to be entered into between BioMarin and each of its executive officers and Directors. This indemnification agreement requires the Company, among other things, to indemnify executive officers and Directors against liabilities that may arise by reason of their status or performance of their duties as executive officers or Directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. For a description of other transactions between BioMarin and its affiliates, see “Certain Relationships and Related Transactions.”

Section 162(m)

The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to its executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the Named Executive Officers, unless compensation is performance-based. The Company has adopted a policy that, where reasonably practicable, it will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of Section 162(m).

2004 Director Compensation

The following table is a summary of the compensation paid to the Directors of BioMarin during fiscal year 2004. Each applicable line item under “Annual Compensation” below is an additional element of compensation.

Director Position	Annual Compensation
All Independent Members	$25,000 Options to purchase 30,000 shares of the Company’s common stock
Chairman of the Board	$30,000
Audit Committee Chair	$15,000
Audit Committee (Non-Chair)	$7,500
Compensation Committee Chair	$10,000
Compensation Committee (Non-Chair)	$5,000
Corporate Governance and Nominating Committee Chair	$10,000
Corporate Governance and Nominating Committee (Non-Chair)	$5,000
Science Committee Chair	$10,000
Science Committee (Non-Chair)	$5,000

From January 1, 2004 through August 19, 2004, Mr. Cristiani served as lead Director. In August 2004, the Board amended the Company’s Corporate Governance Principles to eliminate the position of lead Director in connection with the adoption of the requirement to have the role of Chief Executive Officer and Chairman of the Board held by different persons. In addition to amounts described in the table above, Mr. Cristiani received $3,750 for serving as lead Director in 2004. Directors are also reimbursed for their reasonable expenses in attending meetings of the Board and while performing services for the Company’s.

2004 Director Compensation

The following table lists actual compensation paid to each of the Directors during fiscal year 2004.

Director Name	Director Fees	Option Grant Date	Number of Options Granted	Exercise Price Per Share	Option Expiry
Franz L. Cristiani	$37,500	6/14/04	30,000	$5.97	6/14/14
Elaine J. Heron, Ph.D.	$29,375	7/12/04	30,000	$5.12	7/12/14
Pierre Lapalme	$31,250	1/27/04	30,000	$8.47	1/27/14
Erich Sager	$25,000	11/30/04	30,000	$5.33	11/30/14
John Urquhart, M.D.	$32,500	7/28/04	30,000	$5.57	7/28/14
Gwynn R. Williams	$31,875	11/30/04	30,000	$5.33	11/30/14

1998 Director Option Plan

The 1998 Director Option Plan was adopted by the Board in December 1999. It was approved by the Company’s stockholders as of January 15, 2000. The 1998 Director Option Plan provides for the grant of nonstatutory stock options to non-employee Directors. A total of 900,000 shares of the Company’s common stock have been reserved for issuance under the 1998 Director Option Plan. The 1998 Director Option Plan also provides for an annual increase in this number of shares equal to the lesser of: (i) 0.5% of BioMarin’s outstanding common stock, (ii) 200,000 shares, or (iii) a lesser amount determined by the Board.

In fiscal year 2004, options to purchase, in the aggregate, 180,000 shares were issued to Directors under the 1998 Director Option Plan.

The 1998 Director Option Plan, as amended in 2003 and May 2004, provides that each non-employee Director shall automatically be granted an initial option and subsequent annual options to purchase 30,000 shares of BioMarin common stock on the date that such person first becomes a non-employee Director and on each anniversary of the date of the non-employee Director’s appointment to the Board. These options have a term of 10 years. The shares subject to these options vest quarterly over one year. These options continue to vest only while the Director serves. The exercise price per share of each of these options is 100% of the fair market value of a share of BioMarin common stock at the date of the grant of the option.

In the event of a merger or the sale of substantially all of the assets of BioMarin, each option issued under the 1998 Director Option Plan may be assumed or substituted by the successor corporation. If an option is assumed or substituted, it shall continue to vest as provided in the 1998 Director Option Plan. However, if a non-employee Director’s status as a Director of BioMarin or the successor corporation, as applicable, is terminated, other than upon a voluntary resignation by the non-employee Director, the option immediately becomes fully vested and exercisable. If the successor corporation does not agree to assume or substitute options, each option becomes fully vested and exercisable for a period of 30 days from the date the Board notifies the optionee of the option’s full exercisability, after which period the option terminates.

Options granted under the 1998 Director Option Plan are required to be exercised within three months of the end of the optionee’s tenure as a Director, or within 12 months after termination by death or disability, or within the original option expiration if the Director retires from the Board after having served 4.5 years, but in no event later than the expiration of the option’s ten-year term. No option granted under the 1998 Director Option Plan is transferable by the optionee other than by will or the laws of descent or distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee. Unless sooner terminated by the Board, the 1998 Director Option Plan will terminate automatically 10 years from the effective date of the 1998 Director Option Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists (and consisted during all of fiscal 2004) of three of the Company’s independent Directors: Dr. Urquhart (chair) and Messrs. Lapalme and Sager. None of the members of the Compensation Committee (i) was an officer or employee of the Company or any of its subsidiaries during the fiscal year, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for setting general compensation goals and operational guidelines for BioMarin personnel, for setting all elements of the compensation of the executive officers of BioMarin, and for approving grants of stock options for officers of BioMarin. During 2004, the Compensation Committee was composed of three members of the Board.

Compensation Goals and Policies

The goal of BioMarin’s compensation policies is to provide compensation sufficient to attract, motivate and retain executives and staff of outstanding ability and potential. Compensation policies are intended to establish an appropriate relationship between executive compensation and the creation of stockholder value as measured by the equity markets. BioMarin uses the following principles to help achieve that goal:

(1)	BioMarin provides competitive compensation packages incorporating all compensation elements for executives and staff based upon BioMarin’s internal policies and compensation packages at similarly situated pharmaceutical and biotechnology companies in the San Francisco Bay Area.

(2)	BioMarin rewards executives and senior staff for outstanding performance by the individual and by BioMarin.

(3)	BioMarin seeks to align the long-term interests of the stockholder and the executives and the senior staff through the use of employee stock options and other stock priced related compensation, such as its Employee Stock Purchase Program.

2004 Compensation

In 2004, the Compensation Committee hired an independent consultant to provide expertise in various matters that came before the Committee, including the review and analysis of executive compensation at BioMarin based upon the San Francisco Bay Area employment market and on milestone achievements at the Company. The levels of compensation at competitor companies, based upon compensation surveys, were used for comparison in establishing the Company’s executive compensation and cash and long-term equity compensation bonus plans. The primary comparator companies consisted of small biotechnology companies in the San Francisco Bay Area.

Increases in base salary for 2004 were made effective January 1, 2004, primarily based on the progress and achievements of BioMarin during 2003 and competitive conditions in the job marketplace for biotechnology expertise in the San Francisco Bay Area marketplace.

The Compensation Committee took particular note of 2003 achievements, including the marketing approval and commercial launch of the Company’s first commercial product, Aldurazyme, the successful Phase 2 trial and subsequent initiation of the Phase 3 trial of rhASB (formerly known as Aryplase), the raising of $94 million in equity financings and the closing of a $125 million convertible debt financing. Based on the Compensation Committee’s judgment as to the value of these events and other less visible internal developments, the Compensation Committee awarded cash bonuses to the executives along with long-term compensation stock option grants to the executives and staff of BioMarin. Grants were pro-rated for the portion of the year that the employee was in the service of BioMarin.

Salary compensation for the staff below the rank of officer was increased by an average of 6.5%, which approximated the reported average salary increase in the biotechnology industry in the San Francisco Bay Area and which was also pro-rated for time in service during the year. The Compensation Committee deemed that these compensation actions were appropriate for the progress made by BioMarin in 2003 and maintained a competitive balance with biotechnology companies of similar size and state of development in the region.

With respect to officer’s salaries, the Compensation Committee determined that, based on the factors described above, a modest increase was appropriate and elected to raise salaries by an average of 2.4%.

In February 2004, the Company paid the following performance bonuses to the Named Executive Officers (other than Mr. Price) for their service and achievements in 2003: Mr. Drapeau, $40,000; Dr. Baffi, $80,000; Dr. Starr, $110,000; Dr. Kakkis, $110,000; Mr. Landau, $110,000; and Dr. Swiedler, $80,000. These bonuses were in recognition of the Company’s milestone achievements in 2003. In 2004, pursuant to his employment agreement, Dr. Kakkis also received a $50,000 cash bonus upon the filing of an Investigational New Drug Application for BioMarin’s product candidate Phenoptin.

Chief Executive Officer Compensation

In August 2004, the Board granted long-term compensation stock options to Mr. Drapeau for the purchase of 25,000 shares of BioMarin common stock and elected to increase Mr. Drapeau’s annual salary from $250,000 to $275,000, to be effective for such time as he continues to serve as Acting Chief Executive Officer. The Compensation Committee believed that such grant and increase is appropriate due to the increased responsibilities and commitments associated with Mr. Drapeau assuming the role of Acting Chief Executive Officer.

The compensation of the former Chief Executive Officer was established pursuant to an employment agreement executed in March 2003. Under this agreement, Mr. Price was eligible to receive a base salary of $550,000 in 2004, a cash bonus of up to $687,500 and long-term incentive stock options for the purchase of up to 200,000 shares of BioMarin common stock. Based upon the achievements of 2003, the Compensation Committee determined that Mr. Price had amply demonstrated that his skills merited his base salary remuneration. In particular, the Compensation Committee noted the Company’s milestone achievements in 2003, including the marketing approval and commercial launch of the Company’s first commercial product, Aldurazyme, the successful Phase 2 trial and subsequent initiation of the Phase 3 trial of rhASB, the raising of $94 million in equity financings and the closing of a $125 million convertible debt financing. In recognition for these successes, in December 2003, the Board awarded Mr. Price a bonus of $400,000, which was paid in January 2004.

In August 2004, Mr. Price resigned from the Company and received a severance package totaling approximately $2.9 million.

2005 Compensation

In December 2004, the Compensation Committee considered the possibility of granting performance bonuses for and salary merit increases to the Company’s officers. The Compensation Committee determined, in concurrence with the recommendation of the Company’s officers, that it was appropriate to not grant bonuses or salary merit increases based on the Company’s performance in 2004. However, partially in-lieu of bonuses and salary increases, in January 2005 the Company granted long-term incentive stock options to the officers for 2004 performance. These options were rewarded in recognition of 2004 achievements including the regulatory approval of BioMarin’s manufacturing facility as a multi-product plant, the filing for marketing approval in the U.S. and E.U. of rhASB, the initiation of a Phase 2 trial for Phenoptin, including the successful negotiation of supply agreements for the contract manufacturing of Phenoptin, the successful funding and completion of a new research and development facility and corporate headquarters and the completion of a transaction to purchase Orapred, including the integration of a 60-person sales force into BioMarin.

The Compensation Committee believes that the option awards are an appropriate recognition for the Company’s achievements and that the actions related to bonuses and salary increases are appropriate based on the challenges the Company experienced in 2004. The Compensation Committee believes that the above authorized compensation actions based upon BioMarin achievements and competitive compensation levels will serve to help retain a highly qualified and motivated staff led by excellent senior management that is a requirement for the prosperity of BioMarin and the creation of stockholder value.

Respectfully submitted on April 12, 2005 by the members of the Compensation Committee of the Board of Directors:

John Urquhart, M.D., Chairman
Pierre Lapalme
Erich Sager

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph compares the cumulative total stockholder return with the cumulative total return of the Nasdaq Stock Market (U.S.) and the Nasdaq Pharmaceutical Index of stocks in Standard Industry Code (SIC) 283, encompassing primarily biotechnology, pharmaceutical and medical specialty companies, and the Nasdaq Biotechnology Index, assuming a $100 investment in common stock on December 31, 1999 and reinvestment of dividends during the period.

	BioMarin	Nasdaq Stock Market (U.S.)	Nasdaq Pharmaceutical Index	Nasdaq Biotech Index
12/31/1999	100	100	100	100
12/31/2000	82	60	125	123
12/31/2001	114	48	106	103
12/31/2002	60	33	69	56
12/31/2003	66	49	101	82
12/31/2004	54	54	107	87

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of April 1, 2005, except as otherwise stated in the footnotes below, as to (i) each person, or group of affiliated persons, who is known by us to own beneficially more than 5% of the Company’s common stock; (ii) each of the Directors; (iii) each of the Company’s executive officers named in the Summary Compensation Table set forth herein under the caption “Executive Compensation” (the “Named Executive Officers”); and (iv) all of the Directors and current executive officers as a group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of BioMarin’s common stock beneficially owned by them, subject to community property laws, where applicable. The information with respect to each person specified was supplied or confirmed by such person or based upon statements filed with the Securities and Exchange Commission. Except as otherwise indicated, the mailing address for each stockholder in the table below is c/o BioMarin Pharmaceutical Inc., 105 Digital Drive, Novato, California 94949.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Number of Shares Subject To Options(2)	Percentage of Common Stock
PRIMECAP Management Company(3)(4)	6,552,587	—	10.1%
Orbimed Advisors LLC / Orbimed Capital LLC(5)(6)	5,306,300	—	8.2%
Barclays Global Investors, NA(7)(8)	3,813,440	—	5.9%
Palo Alto Investors, LLC(9)(10)	3,367,666	—	5.2%
Franz L. Cristiani	67,500	67,500	*
Elaine J. Heron, Ph.D.	72,500	72,500	*
Pierre Lapalme(11)	37,500	37,500	*
Erich Sager	197,444	194,135	*
John Urquhart, M.D.	54,500	54,500	*
Gwynn R. Williams	932,565	120,000	1.4%
Louis Drapeau(11)	135,199	124,269	*
Robert Baffi	331,110	312,617	*
Emil D. Kakkis, M.D., Ph.D.(12)	349,595	321,561	*
Christopher M. Starr, Ph.D.	561,361	256,185	*
Stuart J. Swiedler, M.D., Ph.D.	212,107	202,107	*
Fredric D. Price(11)	907,255	842,970	1.4%
Jeffrey I. Landau	122,061	121,249	*
All current executive officers and Directors as a group (12 persons)	3,015,665	1,762,873	4.7%

*	Represents less than 1% of BioMarin’s outstanding common stock.
(1)	The “Number of Shares Beneficially Owned” column is based on 64,511,159 shares of common stock outstanding at April 1, 2005. Shares of common stock subject to options or warrants that are exercisable within 60 days of April 1, 2005 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The “Number of Shares Subject to Options” enumerates for each 5% stockholder, Director and Named Executive Officer and for all executive officers and Directors in the aggregate, the shares of common stock subject to options exercisable within 60 days of April 1, 2005. These shares are included in the amounts shown under the “Number of Shares Beneficially Owned,” as provided in the preceding note.
(3)	Information is based upon statements filed on Schedule 13G/A with the Securities and Exchange Commission on March 31, 2005.

(4)	The mailing address for PRIMECAP Management Company is 225 South Lake Avenue, #400, Pasadena, CA 91101.
(5)	Information based upon statements filed on Schedule 13D with the Securities and Exchange Commission on April 15, 2005.
(6)	The mailing address for OrbiMed Advisors LLC/OrbiMed Capital LLC is 767 Third Avenue, 30th Floor, New York NY 10017.
(7)	Information based upon statements filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2005.
(8)	The mailing address for Barclays Global Investors, NA is 45 Fremont Street, San Francisco, CA 94105.
(9)	Information based upon statements filed on Schedule 13G with the Securities and Exchange Commission on February 10, 2005.
(10)	The mailing address for Palo Alto Investors, LLC is 470 University Avenue, Palo Alto, CA 94301.
(11)	Effective August 12, 2004, Mr. Price resigned as Chief Executive Officer and Chairman; subsequently on August 19, 2004, Mr. Drapeau was appointed Acting Chief Executive Officer and Mr. Lapalme was appointed Chairman of the Board.
(12)	Includes 3,000 shares of common stock held by Mr. Kakkis’ spouse.

Equity Compensation Plans

The following table provides certain information with respect to all of BioMarin’s equity compensation plans in effect as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by stockholders	10,008,025	$9.96	3,289,891
Equity compensation plans not approved by stockholders	—	—	—

Total	10,008,025	$9.96	3,289,891

(1)	Does not include any shares of the Company’s common stock issuable under its 1998 Employee Stock Purchase Plan. The Company issues shares under this plan once every six months based on employee elections in the preceding six months. Pursuant to the terms of this plan, the number of shares to be issued and the price per share is not determined until immediately before the date of issuance.
(2)	Includes options and shares of common stock issuable pursuant to the Company’s 1997 Stock Plan, as amended, 1998 Director Option Plan as amended and 1998 Employee Stock Purchase Plan. Pursuant to the terms of these plans, the number of shares of common stock available for future issuance under these plans increases on the first day of each of the Company’s fiscal years or January 1 of each year. On the first day of each of the Company’s fiscal years, the common stock available for future issuance under the 1997 Stock Plan increases by the lesser of (i) 4% of the Company’s then outstanding capital stock, (ii) 2,000,000 shares or (iii) a lower amount set by the Company’s Board. On the first day of each of the Company’s fiscal years, the common stock available for future issuance under each of the 1998 Director Option Plan and the 1998 Employee Stock Purchase Plan increases by the lesser of (i) 100,000 shares in the case of the 1998 Employee Stock Purchase Plan and 200,000 shares in the case of the 1998 Director Option Plan, (ii) 0.5% of the Company’s then outstanding capital stock, or (iii) a lower amount set by the Company’s Board.

Item 13. Certain Relationships and Related Transactions

Certain Relationships And Related Transactions

Since January 1, 2004, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any Director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described elsewhere in this report, and (ii) the transactions described below.

Dr. Emil Kakkis, one of BioMarin’s Senior Vice Presidents, holds an adjunct faculty position with Harbor-UCLA Research Educational Institute (“REI”) for purposes of conducting research. REI licenses certain intellectual property and provides other research services to the Company. The Company is also obligated to pay REI royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. The Company paid REI approximately $300,000 in 2004, primarily for research. The Company’s joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of products covered by the license agreement through November 2019, of which Dr. Kakkis is entitled to certain portions, based on the sales level of the Company per the terms of the agreement. The license agreement was effective before Dr. Kakkis was an officer of the Company. Pursuant to these agreements, Dr. Kakkis was entitled to approximately $498,000 based on sales of Aldurazyme during 2004.

Indebtedness of Directors and Executive Officers

Other than as described below, none of the Directors, executive officers of the Company, or any such person’s respective affiliates or associates is or at any time since January 1, 2004 has been indebted to the Company.

In April 2001, the Company loaned Mr. Price, Chairman and Chief Executive Officer, $860,000 to purchase a residential property and received a promissory note secured by the property, pursuant to the terms of his employment agreement with the Company. The note was to mature on October 31, 2006 and bore interest at the Federal mid-term rate. Pursuant to Mr. Price’s severance package and based on the terms of his employment agreement with the Company, the note plus accrued interest totaling $982,927 was repaid in August 2004 out of the amounts due to Mr. Price under his severance package.

In March 2002, the Company entered into an employment agreement with Mr. Landau that entitled him to loans from the Company of up to $100,000 to be applied to the purchase of a home or up to $36,000 annually if a purchase of a home was not completed. In each of June 2002, June 2003 and June 2004, the Company loaned Mr. Landau $36,000, which bore interest at 6.0%, 3.5% and 4% per annum, respectively. Such loans were due upon termination of his employment with the Company. Upon Mr. Landau’s retirement from the Company on December 31, 2004, Mr. Landau’s loans plus interest, totaling in the aggregate $116,092, were forgiven.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Since June 11, 2002, KPMG LLP served as the Company’s independent registered public accounting firm. The following is a summary of the fees and services provided for fiscal year 2004.

Description of Services Provided by KPMG LLP	Year Ended December 31, 2004	Year Ended December 31, 2003
Audit Fees	$777,137	$214,428
Audit Related Fees: These services primarily involved review and assurance services associated with certain regulatory filings (for fees incurred in 2004) and the Company’s debt and equity offerings and related regulatory filings (for fees incurred in 2003).	$23,401	$183,000
Tax Compliance Fees: These services related to the preparation of federal, state and foreign tax returns and other filings.	$51,246	$53,860
Tax Consulting and Advisory Services: These services primarily related to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	none	$9,100
All Other Fees	none	none

As provided in the Audit Committee charter, the Audit Committee pre-approves all services provided by its independent registered public accounting firm. All of the above services and estimates of the expected fees were reviewed and approved by the Audit Committee before the respective services were rendered.

The Audit Committee has considered the nature and amount of the fees billed by KPMG LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining KPMG LLP’s independence.

PART IV.

Item 15. Exhibits

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4*	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.5*	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.6*	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2008, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.5	Amended and Restated Rights Agreement dated as of August 7, 2003 between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on August 8, 2003 as Exhibit 4.1 to the Company’s Amendment No. 1 to Form 8-A, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Separation Agreement and Release of All Claims, dated August 12, 2004, by and between BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16	Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17	Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.18*	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.19	License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22	Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23	Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24*	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25*	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26*	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.29	Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30	Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.36	First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.37*	Second Amendment To Loan And Security Agreement dated February 15, 2005, by and between BioMarin Pharmaceutical Inc. and Comerica Bank.

10.38*	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder.

10.39*	CRO Services Agreement dated September 15, 2004 by and between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.40	Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.41	Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.42**	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Auditors for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page).

31.1***	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2***	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

*	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.
**	Filed with Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 29, 2005.
***	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2005	BIOMARIN PHARMACEUTICAL INC.

	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper Chief Financial Officer

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4*	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.5*	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

2.6*	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.).

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., a Delaware corporation, previously filed with the Commission on August 14, 2002 as Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2008, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among, UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.5	Amended and Restated Rights Agreement dated as of August 7, 2003 between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on August 8, 2003 as Exhibit 4.1 to the Company’s Amendment No. 1 to Form 8-A, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.3	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.10	Amended and Restated Employment Agreement with Fredric D. Price dated March 14, 2003, previously filed with the Commission on May 15, 2003 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Separation Agreement and Release of All Claims, dated August 12, 2004, by and between BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	Employment Agreement with Christopher M. Starr, Ph.D., dated June 26, 1997, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16	Employment Agreement dated June 14, 2002 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 14, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17	Employment Agreement dated March 12, 2002, as amended May 31, 2002, between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 3, 2003 as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.18	*	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau.

10.19		License Agreement between BioMarin Pharmaceutical Inc. and W.R. Grace & Co. effective January 1, 2001, previously filed with the Commission on May 10, 2001 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.20		Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21		License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22		Exclusive Patent License Agreement between BioMarin Pharmaceutical Inc. and the Massachusetts Institute of Technology, effective as of September 5, 2002, previously filed with the Commission on November 12, 2002 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23		Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	*	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	*	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	*	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27		Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28		Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.29		Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30		Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.31	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.32	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Form of Lease Financing Documents between the BioMarin Pharmaceutical Inc. and General Electric Capital Corporation, previously filed with the Commission on March 3, 2003 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35	Loan and Security Agreement dated May 14, 2004, by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.36	First Amendment to Loan and Security Agreement dated November 3, 2004, by and between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.37*	Second Amendment To Loan And Security Agreement dated February 15, 2005, by and between BioMarin Pharmaceutical Inc. and Comerica Bank.

10.38*	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder.

10.39*	CRO Services Agreement dated September 15, 2004 by and between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.40	Lease Agreement dated May 18, 1998 for 371 Bel Marin Keys Boulevard, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.41	Amendment To Lease Agreement dated October 3, 2000 for 371 Bel Marin Keys Boulevard, previously filed with the Commission on April 1, 2002 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.42**	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Auditors for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page).

31.1***	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2***	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Financial Statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

*	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.
**	Filed with Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 29, 2005.
***	Filed herewith.