Form 10-Q
period 2005-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2005-05-05
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,636,498 shares common stock, par value $0.001, outstanding as of May 2, 2005.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

B IOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2004 (1)	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,081	$11,246
Short-term investments	35,734	18,513
Restricted cash	25,298	12,930
Accounts receivable, net	4,047	1,831
Advances to BioMarin/Genzyme LLC	2,160	604
Inventory	2,316	2,439
Other current assets	2,641	6,036

Total current assets	85,277	53,599
Cash balances related to long-term debt	16,406	19,603
Investment in BioMarin/Genzyme LLC	23,129	25,217
Property and equipment, net	42,501	41,179
Acquired intangible assets, net	16,451	16,165
Goodwill	45,053	21,262
Other assets	4,149	3,908

Total assets	$232,966	$180,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,249	$25,639
Current portion of acquisition obligation, net of discount	39,122	20,946
Current portion of equipment and facility loans	3,683	4,110

Total current liabilities	70,054	50,695
Convertible debt	125,000	125,000
Equipment and facility loan, net of current portion	16,406	19,603
Long-term portion of acquisition obligation, net of discount	86,632	72,821
Other long-term liabilities	2,852	3,049

Total liabilities	300,944	271,168

Stockholders’ deficit:
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,501,159 and 64,511,159 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	65	65
Additional paid-in capital	421,141	421,214
Accumulated other comprehensive loss	(363)	(235)
Accumulated deficit	(488,821)	(511,279)

Total stockholders’ deficit	(67,978)	(90,235)

Total liabilities and stockholders’ deficit	$232,966	$180,933

(1)	December 31, 2004 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended, March 31, 2004 and 2005

(In thousands, except for per share data, unaudited)

	Three Months Ended March 31,
	2004	2005
Net product sales	$—	$4,989

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	—	660
Research and development	13,695	14,992
Selling, general and administrative	3,881	10,567
Amortization of acquired intangible assets	—	286
Equity in the loss/(income) of BioMarin/Genzyme LLC	1,759	(2,076)

Total operating expenses	19,335	24,429

Loss from operations	(19,335)	(19,440)
Interest income	761	241
Interest expense	(1,371)	(3,259)

Net loss	$(19,945)	$(22,458)

Net loss per share, basic and diluted	$(0.31)	$(0.35)

Weighted average common shares outstanding, basic and diluted	64,225	64,511

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004, and 2005

(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities
Net loss	$(19,945)	$(22,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,191	2,466
Imputed interest on acquisition obligation	—	1,661
Equity in the loss/(income) of BioMarin/Genzyme LLC	1,759	(2,076)
Changes in operating assets and liabilities:
Accounts receivable	—	2,216
Advances to BioMarin/Genzyme LLC	1,088	1,556
Inventory	—	(123)
Other current assets	376	605
Other assets	(315)	21
Accounts payable and accrued liabilities	2,752	(2,479)
Other liabilities	—	208

Net cash used in operating activities	(12,094)	(18,403)

Cash flows from investing activities
Purchase of property and equipment	(1,232)	(582)
Decrease in restricted cash	—	12,368
Sale of short-term investments	25,388	17,283
Purchase of short-term investments	(35,436)	—
Investment in BioMarin/Genzyme LLC	(1,938)	—
Settlement of dispute with Medicis	—	2,000

Net cash provided by (used in) investing activities	(13,218)	31,069

Cash flows from financing activities
Proceeds from equipment and facility loans	—	17,148
Proceeds from exercise of stock options	807	73
Increase in cash balances related to long-term debt	—	(3,197)
Repayment of equipment and facility loans	(715)	(13,524)
Repayment of acquisition obligation	—	(15,000)
Other	12	—

Net cash provided by (used in) financing activities	104	(14,500)

Effect of foreign currency translation on cash	1	(1)

Net decrease in cash	(25,207)	(1,835)
Cash and cash equivalents:
Beginning of period	121,406	13,081

End of period	$96,199	$11,246

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States in April 2003 and in the European Union in June 2003. In May 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business. The transaction included: the exclusive marketing and development rights to Orapred® (prednisolone sodium phosphate oral solution), a drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. See Note 3 for further discussion of the transaction. The Company is incorporated in the state of Delaware.

Through March 31, 2005, the Company had accumulated losses of approximately $511.3 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, short-term investments, currently restricted cash and cash balances related to long-term debt at March 31, 2005, plus funds contractually committed to the Company, will be sufficient to meet the Company’s obligations into the fourth quarter of 2005. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the need for additional financings; the financial performance of Orapred; significant competition from larger organizations and generic competition with respect to Orapred; its joint venture partner’s ability to successfully commercialize Aldurazyme; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the health care industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities and Exchange Commission (SEC) requirements for interim reporting. However, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

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

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). As of March 31, 2005, accumulated other comprehensive loss related to recording available-for-sale short-term investments was approximately $0.2 million. Short-term investments are comprised mainly of corporate bonds and federal agency investments. As of March 31, 2005, the Company had no held-to-maturity investments.

(e) Inventory

The Company values inventories at the lower of cost or fair value. The Company determines the cost of raw materials using the average cost method and the cost of finished goods using the specific identification cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. As of March 31, 2005, inventory consisted of Orapred finished goods of $2.4 million.

(f) Cash Balances Related to Long-term Debt

Cash balances related to long-term debt represent the long-term portion of the amount that the Company is required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan, as amended, that the Company executed in May 2004.

(g) Investment in BioMarin/Genzyme LLC, Advances to BioMarin/Genzyme LLC and Equity in the Loss/(Income) of BioMarin/Genzyme LLC

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

The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture, and a reduction or increase in its investment for its 50% share of the loss or income, respectively, of the joint venture. Equity in the loss (income) of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss (income) for the period. Advances to BioMarin/Genzyme LLC include the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by the Company during the most recent month, and the Investment in BioMarin/Genzyme LLC includes the Company’s share of the net current assets of the joint venture, primarily cash, accounts receivable and inventory.

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

(i) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred. See Note 7 for further information.

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

Provisions for sales discounts and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. There were no material revisions to management’s estimates of revenue reductions during the first quarter of 2005. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. The Company permits product returns only if the product is damaged or if it is returned near or after expiration.

A reconciliation of the Company’s gross and net product sales for the three months ended March 31, 2005 is as follows (in thousands):

	Dollars	Percentage
Gross product sales	$6,153	100%
Less allowances for:
Returns	(214)	(3.5)%
Rebates	(829)	(13.5)%
Discounts	(121)	(2.0)%

Total allowances	(1,164)	(19.0)%

Net product sales	$4,989	81.0%

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2004 and March 31, 2005, the Company had no allowance for doubtful accounts.

(k) Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. The Company believes that regulatory approval of our product candidates is uncertain, and does not assume that products manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or fair value.

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

Potentially dilutive securities include (in thousands):

	March 31,
	2004	2005
Options to purchase common stock	9,377	11,988
Common stock issuable under convertible debt	8,920	8,920
Portion of acquisition payable in common stock	—	1,670
Warrants to purchase common stock	780	—

Total	19,077	22,578

(m) Stock Option Plans

The Company has three stock-based compensation plans. The Company accounts for those plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby generally no stock-based compensation cost is reflected in net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, to stock-based compensation recognized on a straight-line basis.

	Three Months Ended March 31,
	2004	2005
Net loss as reported	$(19,945)	$(22,458)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,240)	(2,967)

Pro forma net loss	$(23,185)	$(25,425)

Net loss per common share as reported, basic and diluted	$(0.31)	$(0.35)
Pro forma net loss per common share, basic and diluted	(0.36)	(0.39)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(n) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There was a full valuation allowance against net deferred tax assets of $241.6 million at December 31, 2004. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made.

(o) Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes unrealized gains and losses on short-term investments and foreign currency translation adjustments.

(p) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC postponed the effective date of SFAS 123R until the fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006 and management is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See Note 2(m) for information related to the pro forma effects on the Company’s reported net loss and net loss per common share of applying the fair value recognition provisions of the previous SFAS 123, to stock-based employee compensation.

(q) Reclassifications

Certain items in the prior years consolidated financial statements have been reclassified to conform to the 2005 presentation.

(3) ASCENT PEDIATRICS TRANSACTION

On May 18, 2004, the Company acquired the Ascent Pediatrics business from Medicis Pharmaceutical Corporation (Medicis). The transaction included: the exclusive marketing and development rights to Orapred, a drug to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. In connection with the transaction, the Company also acquired certain tangible assets, including inventory and equipment. The transaction provided the Company with financial and strategic benefits, primarily the addition of a commercial product and a commercial infrastructure.

In January 2005, the agreements related to the transaction were amended due to a settlement of a dispute with Medicis and the acquisition obligation was reduced. The effect of these amendments totaled $21.0 million and were recorded in the first quarter of 2005 as a reduction of the acquisition obligation and goodwill. Medicis also agreed to pay the Company $6.0 million for Orapred returns, which is payable by Medicis throughout the first six months of 2005. Additionally, Medicis agreed to make available to the Company a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions including a change of control provision. Money advanced under the convertible note is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the stock for the 20 trading days prior to such advance. The convertible note, once drawn, matures in August 2009, but may be repaid by the Company at any time prior to the maturity date or converted into shares of common stock at Medicis’ option.

The amended transaction agreements provided for total acquisition payments of $169.0 million payable to Medicis in specified amounts through 2009, including a payment of $8.6 million in BioMarin common stock in 2009. The number of shares issuable in 2009 will be based on the per share stock price at that time. The total acquisition cost as amended, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, and the $6.0 million reimbursement for product returns discussed above, was $168.0 million. The remaining payments to Medicis are payable as follows (in thousands):

As of March 31, 2005
2005	$19,200
2006	7,700
2007	7,000
2008	6,500
2009	73,600

Total	$114,000

Pursuant to the acquisition, the Company was required to deposit $25.0 million of BioMarin common stock and $25.0 million of cash in escrow until the last of the first four quarterly payments to Medicis have been made. The $25.0 million of BioMarin common stock was released in 2004, the first $12.5 million of cash was released in the first quarter of 2005 and the remaining $12.5 million of cash is scheduled to be released in May 2005.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition, at their respective fair values. The Company’s consolidated financial statements for the period subsequent to the acquisition date reflect these values and the results of operations of the Ascent Pediatrics business. The total consideration has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed. During March 2005, the Company revised its purchase price allocation based on the settlement of the dispute with Medicis and updated estimates of the fair value of certain acquired liabilities. The nature of the changes includes a revision to the total acquisition cost based on the reduced payments pursuant to the settlement and revised estimates of the acquired return and rebate liabilities based on the Company’s experience after the acquisition. A summary of the material revisions to the purchase price allocation, is as follows (in thousands):

	Preliminary allocation of purchase price	Changes	Revised allocation of purchase price
Acquired returns reserve	$883	$465	$1,348
Acquired rebate liability	1,161	392	1,553
Goodwill	45,053	(23,791)	21,262
Receivable for reimbursement for returns	—	6,000	6,000

The revised fair value of the transaction was allocated as follows (in thousands):

Product technology	$88,689
In-process research and development	31,453
Imputed discount on purchase price	27,054
Inventory	2,301
Equipment	131
Goodwill	21,262
Liabilities assumed	(2,901)

Total	$167,989

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

The transaction resulted in a purchase price allocation of $21.3 million to goodwill, representing the financial, strategic and operational value of the transaction to BioMarin. Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Orapred business, and the synergies created with the acquisition of the Ascent Pediatrics sales force that will eventually be deployed towards selling future BioMarin products. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation also included $2.9 million of estimated liabilities assumed for product returns and unclaimed rebates.

The following unaudited pro forma financial information presents (in thousands) the combined results of operations of BioMarin and the Ascent Pediatrics business for the three months ended March 31, 2004 and 2005 as if the acquisition had occurred as of January 1, 2004. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2004. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Company combined with the Ascent Pediatrics business.

	Three months ended March 31,
	2004	2005
Total revenue	$11,453	$4,989
Net loss	(51,497)	(22,458)
Net loss per share, basic and diluted	$(0.80)	$(0.35)
Weighted average common shares outstanding, basic and diluted	64,225	64,511

The historical statements of operations of the Ascent Pediatric business were derived directly from the related trial balances obtained from the seller of the business and include adjustments by the Company to allocate a portion of the seller’s corporate overhead to the Ascent Pediatrics business. Pro forma adjustments include non-cash expenses associated with the acquisition of the Ascent Pediatrics business and certain integration costs incurred during the second quarter of 2004, which are reflected as of January 1, 2004. The non-cash items include an in-process research and development charge, amortization of acquired intangible assets, imputed interest expense and a fair value inventory adjustment. The pro forma net loss for the first quarter of 2004 increased as a result of the pro forma adjustments to include the acquisition-related expenses, such as in-process research and development and amortization of the acquired intangible assets.

(4) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (Note 3) and consist of the Orapred product technology as of March 31, 2005. The gross and net carrying value of the Orapred product technology as of March 31, 2005 were as follows (in thousands):

Gross value	$20,437
Accumulated amortization	(4,272)

Net carrying value	$16,165

In December 2004, the Company recognized an impairment loss totaling approximately $68.3 million, which was recorded as impairment of acquired intangible assets in the consolidated statement of operations for the year ended December 31, 2004. The primary circumstance leading to the impairment was the introduction of a new generic competitor to Orapred during the fourth quarter of 2004, which resulted in a significant decrease in the Orapred market share. As a result of this change in circumstance, the Company tested the recoverability of the related acquired intangible assets by first comparing the assets’ carrying amount to the undiscounted future cash flows that the assets are expected to generate. The Company determined that the carrying value of the assets was not recoverable and an impairment loss was recorded for the amount by which the carrying value of the Orapred product technology exceeded its fair value. The fair value of the Orapred product technology was estimated using the present value of the expected future cash flows from the technology.

The Orapred product technology is being amortized on a straight-line basis over its useful life of 15 years. The estimated amortization expense associated with the revised cost basis of the Orapred product technology for each of the succeeding five years is approximately $1.1 million per year.

(b) Goodwill

Goodwill as of March 31, 2005 relates to the Ascent Pediatrics transaction completed during May 2004 (Note 3). The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million, which reflects the reduction for the settlement of the dispute with Medicis during the first quarter of 2005. Using the reporting unit basis required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed its annual impairment test during December 2004, and determined that no impairment of goodwill existed as of December 31, 2004. There were no events or circumstances since the annual impairment test that indicate that goodwill may be impaired. Whether or not goodwill will be impaired in the future is dependent upon the future sales of Orapred and the successful development and sales of the new formulations of Orapred.

(5) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three months ended March 31, 2004 and 2005, are presented in the table below (in thousands). The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. This results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials.

	Three months ended March 31,
	2004	2005
Revenue	$7,395	$15,874
Cost of goods sold	623	2,665

Gross profit	6,772	13,209
Operating expenses	10,311	9,117

(Loss) Income from operations	(3,539)	4,092
Other income	22	60

Net (loss) income	$(3,517)	$4,152

Equity in the (loss)/income of BioMarin/Genzyme LLC	$(1,759)	$2,076

At December 31, 2004 and March 31, 2005, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2004	March 31, 2005
Assets	$58,009	$55,758
Liabilities	(11,751)	(5,324)

Net equity	$46,258	$50,434

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$23,129	$25,217

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

(6) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2004 and March 31, 2005, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Accounts payable	$946	$2,470
Accrued accounts payable	13,662	8,366
Accrued vacation	1,357	1,503
Accrued compensation	3,319	2,480
Accrued other	2,484	3,693
Accrued rebates	3,578	4,841
Acquired rebate reserve	1,020	1,133
Acquired returns reserve	726	984
Current portion of deferred rent	157	169

	$27,249	$25,639

As of December 31, 2004 and March 31, 2005, other long-term liabilities consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Long-term portion of returns reserve	$790	$1,004
Long-term portion of deferred rent	2,062	2,045

	$2,852	$3,049

(7) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and March 31, 2005, consisted of (in thousands):

	Property & Equipment		Estimated useful lives
Category	December 31, 2004	March 31, 2005
Leasehold improvements	$57,481	$57,338	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	15,086	15,333	5 years
Computer hardware and software	4,512	4,655	3 years
Office furniture and equipment	3,123	3,223	5 years
Construction-in-progress	240	475

	80,442	81,024
Less: Accumulated depreciation	(37,941)	(39,845)

Total property and equipment, net	$42,501	$41,179

Depreciation expense for the three months ended March 31, 2004 and 2005 was, $2.0 million and $1.9 million, respectively. In late 2004, the Company changed the estimated useful life of certain leasehold improvements. The effect of the change in estimate on the Company’s net loss for the three months ended March 31, 2005 was a decrease of $0.6 million or $0.01 per share.

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million of amortization expense during the three months ended March 31, 2004 and 2005.

(9) EQUIPMENT AND FACILITY LOANS

The Company entered into several agreements for secured loans totaling $2.6 million during 2002. The loans bear interest at rates ranging from 7.88% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require the Company to maintain a minimum unrestricted cash balance, including short-term investments, of $35 million. Should the unrestricted cash balance fall below $35 million, the Company can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties. As of March 31, 2005, $0.3 million was outstanding under these secured loans.

In May 2004, the Company executed a $25.0 million credit facility to finance the Company’s equipment purchases and facility improvements. As of March 31, 2005, $23.4 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.5% (4.6% as of March 31, 2005) are due through maturity in 2011. The facility requires an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender requires that the Company maintain a total unrestricted cash balance, including short-term investments, of at least $45.0 million or a greater amount defined by a calculation provided for in the facility agreement, as previously amended, and that the Company maintain a deposit with the lender equal to the outstanding principal balance. In April 2005, the facility agreement was further amended to reduce the minimum cash and investment balance requirement to $35.0 million or a greater amount defined by a calculation provided for in the facility agreement solely for the month ended April 30, 2005. As of March 31, 2005, $23.4 million of the total minimum unrestricted cash balance is required to be maintained in an account with the lender as an unrestricted compensating balance. The facility also contains additional customary covenants. Principal payments due on all equipment and facility loans range from approximately $12,000 to $119,000 per month and are payable as follows (in thousands):

2005	$3,161
2006	3,794
2007	3,794
2008	3,794
2009 and thereafter	9,170

Total	$23,713

In February 2005, the $25.0 million credit facility discussed above was amended to provide for an incremental $12.5 million of borrowing capacity to the Company. The incremental loan amount was secured by certain cash and short-term investments and was repaid in March 2005.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

The following noncash transaction took place in the periods presented (in thousands):

	Three ended March 31,
	2004	2005
Settlement of dispute with Medicis, net of discount	$—	$22,648

(11) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. With respect to accounts receivable, a significant portion of Orapred sales is made to a limited number of financially viable distributors. The Company’s three largest customers accounted for 42%, 31% and 12% of net revenues, respectively, or 85% of the Company’s total net product sales in aggregate for the three months ended March 31, 2005. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Factors That May Affect Future Results,” and other sections of this Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results,” as well as those discussed elsewhere in this Form 10-Q. You should carefully consider that information before you make an investment decision.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report. In addition to the other information in this Form 10-Q, investors should carefully consider the following discussion and the information under “Factors That May Affect Future Results” when evaluating us and our business.

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant medical need, have well-understood biology and provide an opportunity to be first-to-market.

Our product portfolio is comprised of two approved products and multiple investigational product candidates. Aldurazyme® (laronidase), has been approved for marketing in the United States by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Evaluation Agency (EMEA) and other countries for the treatment of mucopolysaccharidosis I (MPS I). MPS I is a progressive and debilitating life-threatening genetic disease that frequently results in death during childhood or early adulthood. It is caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I. We have developed Aldurazyme through a joint venture with Genzyme. Aldurazyme net revenue recorded by our joint venture during the first quarter of 2005 totaled $15.9 million compared to $7.4 million for the first quarter of 2004. There were 312 commercial Aldurazyme patients as of March 31, 2005, compared to 184 as of March 31, 2004.

In May 2004, we obtained rights to market and sell Orapred® (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma exacerbations in children as well as exclusive rights to the Orapred intellectual property, two additional proprietary formulations of Orapred in development, and a U.S.-based sales force. Orapred net product sales during the first quarter of 2005 totaled $5.0 million. In January 2005, the agreements related to the transaction were amended due to a settlement of a dispute with Medicis and payments with respect to the acquisition were reduced. The effect of these amendments totaled $21.0 million and were recorded in the first quarter of 2005 as a reduction of the acquisition obligation and goodwill. Medicis also agreed to pay us $6.0 million for Orapred returns, which is payable by Medicis throughout the first seven months of 2005. Additionally, Medicis will make available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control.

We are developing several other product candidates for the treatment of genetic diseases including: rhASB (galsulfase), which we formerly referred to as Aryplase, for the treatment of mucopolysaccharidosis VI (MPS VI); Phenoptin (sapropterin hydrochloride), a proprietary, synthetic, oral form of tetrahydrobiopterin (6R-BH4) for the treatment of moderate to mild forms of phenylketonuria (PKU); and Phenylase (recombinant phenylalanine ammonia lyase), a preclinical candidate for the treatment of the more severe form of PKU.

In June 2004, we announced the positive results of our Phase 3 trial of rhASB, for the treatment of MPS VI, a progressive and debilitating life-threatening genetic disease for which no drug treatment currently exists. MPS VI is caused by the deficiency of

N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of GAGs. The clinical trial demonstrated a statistically significant improvement in endurance in patients receiving rhASB compared to patients receiving placebo, as measured by the distance walked in 12 minutes, the primary end point of the trial. Additionally, the data demonstrated a statistically significant improvement in reduction of GAGs and a positive trend in a 3-minute stair climb, the secondary end points of the trial. In the fourth quarter of 2004, we announced that we filed for marketing authorization of rhASB in both the U.S. and E.U., where rhASB has received orphan drug designations for the treatment of MPS VI. In February 2005, we announced that the FDA has accepted for filing and assigned six-month review to the Biologics License Application (BLA) for rhASB. The FDA has indicated that it will take action on the application, under the Prescription Drug User Fee Act (PDUFA), by May 31, 2005.

In April 2005, we announced that we initiated our Phase 3 clinical trial of Phenoptin. The Phase 3, double-blind, placebo-controlled, multi-center trial is designed to evaluate the safety and efficacy of Phenoptin for the treatment of individuals with PKU. We anticipate the trial will enroll patients on an ongoing basis until it is fully enrolled. As a primary efficacy endpoint, the trial will measure the changes in blood Phenylalanine (Phe) level in patients receiving Phenoptin compared to patients receiving placebo. In July 2004, we announced positive results from an investigator sponsored pilot clinical study of 6R-BH4, in 20 patients with PKU. We also announced that we have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U.

PKU is an inherited metabolic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world, an estimated half of whom have a moderate to mild form of the disease. PKU is caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of Phe. Phe is an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. In the U.S. and many developed countries, PKU is diagnosed at birth through a blood test. Phenoptin, our lead product candidate for the treatment of PKU could become the first FDA-approved drug for the treatment of PKU, if approved. Phenylase is currently in preclinical development. It is being developed as a subcutaneous injection and is intended for those who suffer from classic PKU, the more severe form of the disease.

We are evaluating other enzyme-based therapies for serious medical conditions including Vibrilase™ (vibriolysin), a topical investigational enzyme therapy for use in the debridement of serious burns. In August 2004, we announced positive data from a Phase 1b clinical trial of Vibrilase. Data from the trial suggest that treatment with Vibrilase is generally safe and well tolerated. Additionally, we are evaluating preclinical development of several other enzyme product candidates for genetic and other diseases as well as two platform technologies, immune tolerance and NeuroTrans™, to overcome limitations associated with the delivery of existing pharmaceuticals. We have retained worldwide commercial rights to all of our product candidates.

Our research and development expense during the first quarter of 2005, primarily related to the development of rhASB and Phenoptin, totaled $15.0 million compared to $13.7 million in the first quarter of 2004. Our net loss totaled $22.5 million for the first quarter of 2005 compared to $19.9 million in the first quarter of 2004. Our net loss for the first quarter of 2005 includes $2.1 million of Orapred acquisition-related expenses. Our cash burn, a financial measure not determined in accordance with generally accepted accounting principles (GAAP) in the first quarter of 2005 was $28.2 million as compared to $15.2 million in the first quarter of 2004, and our cash, cash equivalents, short-term investments, currently restricted cash and cash balances related to long-term debt totaled $62.3 million as of March 31, 2005 compared to $90.5 million as of December 31, 2004.

Subsequent Events

In April 2005, we entered into an amendment to our existing credit facility with Comerica Bank. Under the facility, Comerica requires that we maintain a certain total unrestricted cash balance. The amendment reduced the minimum cash and investment balance requirement to $35.0 million or a greater amount defined by a calculation provided for in the facility solely for the month ended April 30, 2005. For other periods, Comerica Bank requires that we maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in the credit agreement, as previously amended. We maintain a deposit with Comerica Bank equal to the outstanding principal balance.

In May 2005, we entered into an agreement with Daiichi Suntory Pharma Co., Ltd. (DSP) to license the exclusive worldwide rights, with the exception of Japan, to U.S., European and other foreign patents and patent applications for the use of 6R-BH4 to treat the vascular complications in diabetes, cardiovascular disease and other indications. This new license extends the exclusive rights to 6R-BH4 patents and data that we obtained from DSP in December 2004 to all indications. Pursuant to the terms of this license, we agreed to pay an upfront payment of approximately $3.4 million, due within 30 days of signing the license, milestones on development of products incorporating DSP’s technology and a royalty on net sales of such products.

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

	Three months ended March 31,
	2004	2005
Net decrease in cash and cash equivalents	$25,207	$1,835
Net (purchases) sales of short-term investments	(10,048)	17,221
Decrease in restricted cash	—	12,368
Increase in cash balances related to long-term debt	—	(3,197)

Cash burn	$15,159	$28,227

We use short-term investments as an investment vehicle for our cash and cash equivalents, and the distinction between cash and cash equivalents is determined based on the duration of the investment. We manage our cash, cash equivalents and short-term investments as a common pool. The effect on net increase (or decrease) in cash because of the purchase and sale of short-term investments is impossible to predict and does not have a material effect on our liquidity or total current assets since short-term investments are usually bonds and notes held to maturity. Therefore, for purposes of determining cash burn, we do not give effect to the purchase and sale of short-term investments and assume that the net effect of the purchase and sale of short-term investments will be zero. The net increase (or decrease) in restricted cash and cash balances related to long-term debt represents changes in our cash balances, but not the use of cash in our operations.

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

Government Regulation

Our operations are regulated extensively by numerous national, state and local agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing and distribution of pharmaceutical products are extensively regulated in all major world markets. We are required to conduct extensive post-marketing surveillance of the safety of the products we sell. In addition, our operations are subject to complex federal, state, local and foreign environmental and occupational health and safety laws and regulations. The laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time and expense and significant capital investment.

Of particular importance is the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over virtually all of our product programs and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information and post-marketing surveillance of our products and product candidates. Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of marketing applications or other enforcement actions including injunctions, fines and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.

The FDA extensively regulates all aspects of manufacturing quality under its current Good Manufacturing Practices (cGMP) regulations. These regulations encompass all aspects of the production process from receipt and qualification of raw materials to distributions procedures for finished products. They are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements. In the event we fail to adhere to cGMP requirements, among other things, we could be subject to a product recall or seizure, adverse publicity, interruptions in production, civil and criminal penalties, and delays in new product approvals.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been enacted to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include antikickback statutes and false claims statutes.

The federal health care program antikickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from antikickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the exceptions that the customers would bill federal programs for the product. Other cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products has resulted in the submission of false claims to government health care programs. The majority of states also have statutes or regulations similar to the federal antikickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other federal and state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Because of the breadth of these laws and narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net losses, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Unless otherwise noted below, there have not been any recent changes to our assumptions, judgments or estimates included in our critical accounting policies. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss (income) of BioMarin/Genzyme LLC, impairment of long-lived assets, revenue recognition, income taxes, inventory, research and development, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to the accompanying consolidated financial statements.

Investment in BioMarin/Genzyme LLC, Advances to BioMarin/Genzyme LLC and Equity in the loss/(income) of BioMarin/Genzyme LLC

We account for our joint venture investment using the equity method. Accordingly, we record an increase in our investment for contributions to the joint venture and a reduction or increase in our investment for our 50% share of the loss or income of the joint venture, respectively.

Equity in the loss/(income) of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss (income) for the period. Advances to BioMarin/Genzyme LLC include the current receivable from the joint venture for the reimbursement related to our services provided to the joint venture and the investment in BioMarin/Genzyme LLC includes our share of the joint venture’s cash, accounts receivable and inventory.

A critical accounting estimate by management associated with our accounting for the joint venture is the realizability of our investment in the joint venture. The joint venture has incurred significant losses to date. We believe that our investment in the joint venture will be recovered because we project that the joint venture will maintain sustained positive earnings and cash flows in the future. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations.

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

The timing of customer purchases and the resulting product shipments has a significant impact on the amount of revenue from product sales that we recognize in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are our principal customers, and inventory held by retailers. Our revenue from product sales in a particular period is impacted by increases or decreases in wholesalers’ inventory levels. From time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of product in excess of the current market demand, at their discretion, in anticipation of future price increases. If wholesaler inventories substantially exceed retail demand, we could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

We establish and maintain reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves. These factors include changes in the mix of prescriptions that are eligible for rebates, changes in the contract rebate rates and the lag time related to the processing of rebate claims by our customers and managed care organizations. The length of time between the period of prescriptions and the processing of the related rebates has been consistent historically at between three and six months, depending on the nature of the rebate. The length of time between the period of original sale by us and the processing of the related rebate is dependent upon both the length of time that the product is in the distribution channel and the lag time related to rebate processing by third parties. Additionally, we have experienced longer than usual rebate processing lag times as a result of the transition of the product from Medicis after the acquisition. Rebate rates are sensitive to changes resulting from new Medicaid and managed care contracts entered into by us, and rebate rates may increase in the future. To the extent actual rebates differ from our estimates, additional reserves may be required.

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

Our estimates for future product returns are primarily based on the actual return history for the product. Our estimates for future product returns are also based on the amount of inventory that exists in the distribution channel. Although we are unable to quantify wholesaler inventory levels with any certainty, to the extent necessary based on the expiration date and quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analyses. Our internal analyses utilize information such as historical sales to wholesalers, product shelf-life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which are provided by a third-party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors.

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

As discussed above, our estimates of revenue dilution items are based primarily on the historical experience for the product, as adjusted to reflect known changes in the factors that impact the revenue dilutions. The nature and amount of our current estimates of the applicable revenue dilution item that are applied to gross sales to derive net sales are described in the table below. The rebate allowance rates disclosed below reflect an increase in late 2004 to our expected future rebates based on increased managed care organization and Medicaid rebate rates being implemented in response to the recently approved generic competitor of Orapred that has the same strength and route of administration of Orapred. Prior to the introduction of the new generic competitor of Orapred, our estimated provision for rebates as a percentage of gross sales was 6-8%. There were no material revisions to management’s estimates of revenue dilution items during the first quarter of 2005, although we expect that our rebate rates will continue to increase in the future. There are no additional material revenue dilution items other than those disclosed below and there have been no material revisions to our estimates of our revenue dilution items to date, except as discussed above.

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

Inventory

We value inventories at the lower of cost or fair value. We determine the cost of raw materials using the average cost method and the cost of finished goods using the specific identification cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required.

Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. A critical accounting assumption by our management is that we believe that regulatory approval of our product candidates is uncertain, and do not assume that product manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development expenses until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or fair value. Historically, there have been no changes to this assumption.

Stock Option Plans

We have three stock-based compensation plans. We account for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, whereby generally no stock-based compensation cost is reflected in our net loss for options issued to employees and directors with exercise prices at or above the market price on the date of issuance. We recognize as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of options granted is determined using the Black-Scholes model, which requires various estimates and assumptions by management, including the expected term of the options and the expected future volatility of the value of our stock. The expected term of stock options is determined primarily based on the historical patterns for stock option exercises and cancellations. The expected future volatility is determined based on both the historical volatility as well as current and future circumstances that will affect future volatility. These estimates are sensitive to change based on external factors such as the equity markets in general and the individual circumstances of our employees, which are considered in the determination of our estimates.

Recent Accounting Pronouncements

See Note 2(p) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

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

BioMarin Results of Operations

Net Loss

Our net loss in the first quarter of 2005 was $22.5 million as compared to $19.9 million in the first quarter of 2004. Net loss for the first quarter of 2005 increased primarily as a result of the following (in millions):

Net loss for the first quarter of 2004	$(19.9)
Increased Phenoptin development	(2.3)
Expenses related to the Ascent Pediatrics acquisition	(2.1)
Increased corporate overhead and other	(1.6)
Increased preparation for rhASB commercial launch	(0.8)
Orapred new formulation development	(0.7)
Increase in other expenses, net	(0.7)
Increased profits from BioMarin/Genzyme LLC	3.8
Decreased rhASB clinical trial costs	1.8

Net loss for the first quarter of 2005	$(22.5)

Expenses related to the Ascent Pediatrics acquisition include amortization of acquired intangible assets of $0.3 million, imputed interest expense of $1.7 million and a fair value inventory adjustment of $0.1 million. The increase in corporate overhead and other costs includes increased facilities expense, audit fees and legal costs.

Net Product Sales and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the first quarter of 2005, we recognized $5.0 million of net product sales of Orapred, including its branded and authorized generic products. Gross profit for the first quarter of 2005 was $4.3 million, representing a gross margin of approximately 86%. We expect that the gross margins related to Orapred will decline in the future as our authorized generic product discussed below, which is priced lower than the branded version, becomes a larger portion of total Orapred sales. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

A new generic competitor to Orapred was introduced into the market in the fourth quarter of 2004, which has adversely affected the net product sales of Orapred. Although we are implementing strategies to counter this effect, we expect the adverse impact on net product sales to continue in the future. At the end of the first quarter of 2005, we launched an authorized Orapred generic product and recognized $0.5 million of related net product sales during the quarter, which is included in the $5.0 million of total net product sales during the quarter.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs. Research and development expenses increased by $1.3 million to $15.0 million in the first quarter of 2005 from $13.7 million in the first quarter of 2004. Research and development expenses increased in the first quarter of 2005 primarily as a result of the following (in millions):

Research and development expense for the first quarter of 2004	$13.7
Increased Phenoptin development	2.3
Orapred new formulation development	0.7
Decreased rhASB clinical trial costs	(1.8)
Other	0.1

Research and development expense for the first quarter of 2005	$15.0

The increased Phenoptin development primarily includes manufacturing costs and clinical trial costs.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes sales and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Orapred and our product candidates; human resources; finance and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses increased by $6.7 million to $10.6 million in the first quarter of 2005 from $3.9 million in the first quarter of 2004. The components of the increase between the first quarter of 2004 and the first quarter of 2005 primarily include the following (in millions):

Selling, general and administrative expense for the first quarter of 2004	$3.9
Orapred sales and marketing	4.3
Increased preparation for rhASB commercial launch	0.8
Increased corporate facility expenses	1.2
Increased audit fees and legal expenses	0.6
Other	(0.2)

Selling, general and administrative expense for the first quarter of 2005	$10.6

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years and the amortization expense for the first quarter of 2005 was $0.3 million. We expect that the recurring annual amortization expense associated with the transaction will be approximately $1.1 million.

Equity in the Loss/(Income) of BioMarin/Genzyme LLC

Equity in the loss/(income) of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss (income) for the period. Equity in the income of BioMarin/Genzyme LLC was $2.1 million in the first quarter of 2005 compared to a loss of $1.8 million in the first quarter of 2004. The increase in profit from BioMarin/Genzyme LLC in the first quarter of 2005 was principally due to the $8.5 million increase in Aldurazyme net revenue, which totaled $15.9 million in the first quarter of 2005 compared to $7.4 million in the first quarter of 2004. See the “BioMarin/Genzyme LLC” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $0.2 million in the first quarter of 2005 from $0.8 million in the first quarter of 2004. The decrease is primarily due to decreased levels of cash and investments during the first quarter of 2005 compared to the first quarter of 2004 and investment losses recognized during the first quarter of 2005.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction. Interest expense was $3.3 million and $1.4 million in the first quarter of 2005 and the first quarter of 2004, respectively, representing an increase of $1.9 million. The increase in the first quarter of 2005 primarily represents imputed interest related to the Ascent Pediatrics transaction of $1.7 million.

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

Revenue and Gross Profit

Our joint venture partner, Genzyme and we received marketing approval for Aldurazyme in the U.S. in April 2003, and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $15.9 million and $7.4 million of net revenue in the first quarter of 2005 and the first quarter of 2004, respectively. The increase in net revenue from the first quarter of 2004 to the first quarter of 2005 of $8.5 million is primarily attributable to an increase in the number of patients initiating therapy. There were 312 and 184 commercial patients on therapy at the end of the first quarter of 2005 and the first quarter of 2004, respectively.

Gross profit was $13.2 million and $6.8 million for the first quarter of 2005 and the first quarter of 2004, respectively, representing gross margins of approximately 83% and 92%, respectively. The decrease in gross margin during the first quarter of 2005 compared to the first quarter of 2004 is attributable to the recognition of higher cost of sales in the first quarter of 2005 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval, which has a higher cost basis because the inventory produced prior to obtaining regulatory approval was previously expensed.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $9.1 million for the first quarter of 2005 as compared to $10.3 million for the first quarter of 2004. Operating expenses in the first quarter of 2005 included $5.1 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $4.0 million of research and development costs, primarily clinical trial costs. Operating expenses in the first quarter of 2004 included $6.3 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme and $4.0 million of research and development expenses.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment and other commercial financing and the related interest income earned on cash, cash equivalents and short-term investments. During 2004, we received $20.0 million of proceeds from our equipment and facility loan.

As of March 31, 2005, our combined cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $62.3 million, a decrease of $28.2 million from $90.5 million at December 31, 2004. The restricted cash of $12.9 million at March 31, 2005, is primarily associated with the Ascent Pediatrics transaction and we expect the restrictions to be released in the second quarter of 2005. Cash balances related to long-term debt represent an amount totaling $19.6 million that we are required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that we entered into in May 2004. This amount is equal to the long-term portion of the outstanding balance under this facility. The maintenance of a deposit equal to the outstanding amount under the facility is a covenant of the facility and the failure to satisfy this covenant would constitute a default under the facility. However, we have the ability to access the amount at our discretion and therefore it is not restricted cash.

Cash inflows during the first quarter of 2005 included net proceeds from our equipment and facility loan from Comerica totaling $3.6 million. In February 2005, the Comerica equipment and facility loan was amended to provide for an incremental $12.5 million of borrowing capacity to us. The incremental loan amount was secured by certain cash and short-term investments and was repaid in March 2005. The primary sources of cash during 2004 were loan proceeds totaling $20.0 million.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis will make available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. We anticipate drawing funds from this note, as needed, when it becomes available. Medicis also agreed to pay us $6.0 million for Orapred returns; $2.0 million of this amount was received during the first quarter of 2005 and we expect to receive the remaining $4.0 million through July 2005.

The primary uses of cash during the first quarter of 2005 were to finance operations, which primarily included the manufacturing and clinical trials of rhASB and the related supporting functions, payments to Medicis related to the Ascent Pediatrics transaction and the manufacturing and clinical development of Phenoptin. Our cash burn, a non-GAAP financial measure, in the first quarter of 2005 was $28.2 million as compared to $15.2 million in the first quarter of 2004. The $13.0 million increase in cash burn in the first quarter of 2005 is primarily attributable to payments to Medicis related to the Ascent Pediatrics transaction totaling $15.0 million and net cash outflows for working capital requirements and the increased operating expenses described above. These increases in cash burn were partially offset by equipment and facility loan net proceeds of $3.6 million, a decrease in the cash investment in the joint venture and $2.0 million of the reimbursement from Medicis for Orapred returns received during the first quarter of 2005. See “Overview—Non-GAAP Financial Measures” above for a discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

We do not expect to generate net positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities; and

•	expansion of sales and marketing activities, including the support of the Ascent Pediatrics business and the pre-commercial launch activities for rhASB.

We also expect to incur costs through our joint venture related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercialization.

As a result of the Ascent Pediatrics transaction and the January 2005 amendments to the transaction agreements, we expect to pay Medicis $114.0 million in specified cash payments through 2009, of which $19.2 million is payable in the remainder of 2005.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents, short-term investments and currently restricted cash, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current cash, short-term investments, currently restricted cash and cash balances related to long-term debt and funds contractually committed to us will meet our operating and capital requirements into the fourth quarter of 2005.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the first quarter of 2004 and 2005 and for the period since inception (March 1997) represent the following (in millions):

	Three months ended March 31,		Since Program Inception
	2004	2005
rhASB	$10.6	$9.0	$82.9
Phenoptin	0.8	3.2	12.2
Orapred	—	0.7	2.6
Vibrilase	0.1	0.1	8.2
NeuroTrans	0.7	0.3	6.2
Neutralase	—	—	23.1
Not allocated to specific major projects	1.5	1.7	74.3

	$13.7	$15.0	$209.5

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Factors That May Affect Future Results” for a discussion of the reasons that we are unable to estimate such information, and in particular “—If we fail to obtain or maintain regulatory approval to commercially manufacture or sell our drugs and future drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include: costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Orapred, rhASB and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; payment of the amounts due with respect to the Ascent Pediatrics transaction; and working capital.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully regain market share of Orapred;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We have entered into a $25.0 million credit facility with Comerica Bank executed in May 2004, to finance our equipment purchases and facility improvements. The outstanding loan balance totaled $23.4 million at March 31, 2005. The loans bear interest ranging from 3.94% to 4.59% and are secured by liens on certain assets. Payments of principal and interest are due through maturity of the credit facility in 2011. Comerica Bank requires that we maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in the credit agreement, as previously amended, and that we maintain a deposit with Comerica Bank equal to the outstanding principal balance. In April 2005, the facility agreement was further amended to reduce the minimum cash and investment balance requirement to $35.0 million or a greater amount defined by a calculation provided for in the facility agreement solely for the month ended April 30, 2005. Our unrestricted cash as of March 31, 2005 totaled $49.4 million. Additionally, there is $0.3 million outstanding on other secured loans that the Company entered into during 2002 with a separate lender.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $114.0 million in specified cash payments through 2009, of which $19.2 million is payable in the remainder of 2005.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of March 31, 2005 is presented below (in thousands).

	Payments Due by Period
	Total	Remainder of 2005	2006	2007-2008	2009- 2010	2011 and Thereafter
Medicis obligations	$94,000	$19,200	$7,700	$13,500	$53,600	$—
Convertible debt and related interest	140,398	4,375	4,375	131,648	—	—
Operating leases	25,572	2,646	3,437	6,642	6,525	6,322
Equipment and facility loans	23,713	3,161	3,794	7,588	7,588	1,582
Research and development and purchase commitments	10,294	9,340	926	28	—	—

Total	$293,977	$38,722	$20,232	$159,406	$67,713	$7,904

We have also licensed technology from others, for which we are required to pay royalties upon future sales, subject to certain annual minimums totaling $0.5 million.

We are also subject to contingent payments totaling approximately $27.8 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Included in the total amount is $8.6 million of contingent payments related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $70.0 million in net sales revenue to our joint venture from the product’s launch (May 2003) through March 31, 2005. We acquired exclusive rights to Orapred in May 2004 and reported $23.6 million in Orapred net product sales following the acquisition through March 31, 2005. We have no revenues from sales of our product candidates. As of March 31, 2005, we had an accumulated deficit of $511.3 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our marketing and selling of Orapred, the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

We will require for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our product development programs.

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

We believe that our cash, cash equivalents, short-term investment securities, restricted cash balances and cash balances related to long-term debt at March 31, 2005 will be sufficient to meet our operating and capital requirements into the fourth quarter of 2005. These estimates are based on assumptions and estimates, including the availability of a $25 million loan from Medicis in July 2005. These assumptions and estimates may prove to be wrong. Additionally, we are required to maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in the credit facility with Comerica Bank, as previously amended. We amended our credit facility to reduce the total unrestricted cash balance requirement solely for the month ended April 30, 2005. If we are unable to obtain additional liquidity prior to May 31, 2005, we would need to obtain a further waiver of the total unrestricted cash balance requirement or risk being in violation under the credit facility. We may need to sell equity or debt securities to raise additional funds if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research which could harm our business.

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

After any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product labeling, new or revised regulatory requirements for manufacturing practices and reporting adverse reactions and other information. If we do not comply with the FDA’s regulations, the range of possible sanctions includes FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of FDA’s review of marketing applications, enforcement actions, including injunctions and civil or criminal prosecution. The FDA can withdraw a product’s approval under some circumstances, such as the failure to comply with existing or future regulatory requirements, or unexpected safety issues. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, our management’s credibility, the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain.

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

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems; and the manufacture of our drugs must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our manufacturing facility in Novato, California (Galli Drive) and cGMP warehouse facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and have been approved by the FDA, the EMEA and Health Canada for the commercial manufacture of Aldurazyme. We have entered into contracts with third-party manufacturers to produce Orapred and Phenoptin.

Due to the complexity of the processes used to manufacture Aldurazyme and our product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third-party manufacturer of Aldurazyme or our product candidates may be unable to comply with cGMP regulations in a cost effective manner. If we, or our third-party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

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

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even a second drug can be approved for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.

We are subject to various federal and state health care “fraud and abuse” laws, including antikickback laws, false claims laws and laws related to ensuring compliance. The federal health care program antikickback statute makes it illegal for any person, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal health care programs, such as Medicare and Medicaid. Under federal government regulations, certain arrangements (“safe harbors”) are deemed not to violate the federal antikickback statute. We seek to comply with these safe harbors. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third party payers (including government payers) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Other cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products has resulted in the submission of false claims to government health care programs. Under the Health Insurance Portability and Accountability Act of 1996, we also are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid.

Many states have adopted laws similar to the federal antikickback statute, some of which apply to referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, California recently passed a law that requires pharmaceutical companies to comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the July 2002 PhRMA Code on Interactions with Healthcare Professionals.

Neither the government nor the courts have provided substantial guidance on the application of these laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, are required to pay a penalty or are suspended or excluded from participation in federal or state health care programs, our business, financial condition and results of operation may be adversely affected.

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

In the U.S., we expect branded pharmaceutical products to be subject to increasing pricing pressures. Implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), providing a prescription drug benefit under the Medicare program, will take effect January 1, 2006. While it is difficult to predict the business impact of this legislation prior to 2006, there is additional risk associated with increased pricing pressures. While the MMA prohibits the Secretary of Health and Human Services (HHS) from directly negotiating prescription drug prices with manufacturers, we expect continued challenges to that prohibition over the next several years. Also, the MMA retains the authority of the HHS to prohibit the importation of prescription drugs, but we expect Congress to consider several measures that could remove that authority and allow for importation of products into the U.S. regardless of their safety or cost. If adopted, such legislation would likely have a negative effect on our U.S. sales.

As a result of the passage of the MMA, aged and disabled patients jointly eligible for Medicare and Medicaid will receive their prescription drug benefits through Medicare, instead of Medicaid, beginning January 1, 2006. This may relieve some state budget pressures but is unlikely to result in reduced pricing pressures. A majority of states have begun to implement supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Additionally, in the U.S., we are required to provide rebates to state governments on their purchases of certain of our products under state Medicaid programs. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, reference pricing, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses, health economic assessments, and generic substitution. Several states are also attempting to extend discounted Medicaid prices to non-Medicaid patients. Additionally, notwithstanding the federal law prohibiting pharmaceutical importation, nine states have implemented importation schemes for their citizens, usually involving a website that links patients to selected Canadian pharmacies. One state has such a program for its state employees. In the absence of federal action to curtail state activities, we expect other states to launch importation efforts. As a result, we expect pressures on pharmaceutical pricing to continue.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property portfolio.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue in the near term.

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

We own or license patents and patent applications related to Aldurazyme, Orapred, and certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of reasons, including the following:

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

We rely on Genzyme to apply the expertise it has developed through the launch and sale of other enzyme-based products to the marketing of Aldurazyme. We have no experience selling, marketing or obtaining reimbursement for orphan pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have limited experience in seeking foreign regulatory approvals.

Either Genzyme or we may terminate the joint venture for specified reasons, including if the other party is in material breach of the agreement, has experienced a change of control, or has declared bankruptcy and also is in breach of the agreement. Although we are not currently in breach of the joint venture agreement and we believe that Genzyme is not currently in breach of the joint venture agreement, there is a risk that either party could breach the agreement in the future. Either party may also terminate the agreement upon one year prior written notice for any reason.

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

Our sole manufacturing facility for Aldurazyme and rhASB is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Aldurazyme and rhASB or our third-party manufacturer’s ability to manufacture Orapred.

Our Galli Drive facility is our only manufacturing facility for Aldurazyme and rhASB. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, and the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme and rhASB, or to have Orapred manufactured for us, could be seriously, or potentially completely impaired, we could incur delays in our development of rhASB, and our Aldurazyme and Orapred commercialization efforts and revenue from the sale of Aldurazyme and Orapred could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

Additionally, a significant amount of Orapred that was originally sold by Medicis before our acquisition of the product is maintained by our wholesaler customers and either has expired or is near its expiration date. We have replaced and expect to continue to replace the expired product with new product, which will not be recorded as net product sales. As a result, the replacement product will be utilized to supply the retail demand during its shelf life and may result in decreased sales by us in the future.

We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

Our Orapred customers include some of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal and McKesson. For the three months ended March 31, 2005, product sales to these three customers accounted for 85% of our net product sales. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.

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

We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 75% to 90% of our revenues are derived from three major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and purchase patterns, this process is inherently imprecise. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages.

We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably based upon their projected demand levels. From time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of product in excess of the current market demand, at their discretion, in anticipation of future price increases. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. In addition, if wholesaler inventories substantially exceed retail demand, we could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

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

There are a number of competitive products with Orapred that have the same active ingredient. Some of these products are less expensive than Orapred. Additionally, in the third quarter of 2004, the FDA approved a generic product that has the same strength and route of administration as Orapred. When this product was introduced to the market in the fourth quarter of 2004, many pharmacies and managed care organizations, particularly certain government organizations began to substitute the new generic product for Orapred. Our revenue from Orapred has been adversely affected by this generic and will be further adversely affected if we are not able to implement effective defensive strategies, or if our existing defensive strategies are not effective.

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders’ meetings may only be called by the board of directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to the board of directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Additionally, our board of directors has the authority to issue an additional 249,886 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

The Caduceus Group’s Proposal to Submit Three Candidates for Nomination in Opposition to the Company’s Nominees Could Adversely Affect our Business.

Caduceus Capital Masters Fund Limited and Caduceus Capital (together, the “Caduceus Group”) recently announced their intention to propose a slate of three candidates for election to our Board of Directors in opposition to our Board of Directors nominees. This solicitation may be disruptive and may negatively impact our ability to achieve our business objectives, and could result in litigation. If successful, such a significant and fundamental change to our Board of Directors could result in the diversion of our Board of Directors’ and our management’s time and attention from our operations and materially hinder the effectiveness of our Board of Directors. In addition, such a change in the composition of our Board of Directors could significantly disrupt or delay our CEO search, which urgently needs to be completed, as well as corporate partnering and financing opportunities, and could, under certain circumstances or in combination with other events, result in a change of control under certain of our material agreements, which in turn could result in the termination of such agreements or the acceleration of our obligation thereunder. In any event, the costs of responding to the Caduceus group may be significant.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our market risks at March 31, 2005 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, on file with the Securities and Exchange Commission.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at March 31, 2005 (in thousands):

	Carrying Value
Cash and cash equivalents	$11,246	*
Short-term investments	18,513	**

Total	$29,759

*	42% of cash and cash equivalents invested in money market funds and 58% of uninvested cash.

**	78% of short-term investments invested in United States agency securities and 22% in corporate bonds.

Our debt obligations consist of our convertible debt and our equipment and facility loans. Our convertible debt carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The interest rates for certain of our equipment and facility loans are based on the London Inter-Bank Offer Rate (LIBOR) and we are therefore exposed to fluctuations in the LIBOR market. The outstanding principal balance on our equipment and facility loans that carry LIBOR-based rates was $23.4 million as of March 31, 2005. The carrying value of our convertible debt and equipment loans approximates their fair value at March 31, 2005.

Item 4.	Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls are sufficiently effective to ensure that the information required to be disclosed by us in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q. There was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

3.1	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	License and Supply Agreement between BioMarin Pharmaceutical Inc. and Hi-Tech Pharmacal Co., Inc. dated February 15, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 5, 2005	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Chief Financial Officer

(On behalf of the registrant and as principal financial officer)

Exhibit Index

3.1	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	License and Supply Agreement between BioMarin Pharmaceutical Inc. and Hi-Tech Pharmacal Co., Inc. dated February 15, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.