Form 10-Q
period 2005-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2005-08-04
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,682,522 shares common stock, par value $0.001, outstanding as of July 27, 2005.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2004 (1)	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,081	$17,111
Short-term investments	35,734	9,574
Restricted cash	25,298	119
Accounts receivable, net	4,047	2,871
Advances to BioMarin/Genzyme LLC	2,160	2,405
Inventory	2,316	3,386
Other current assets	2,641	3,870

Total current assets	85,277	39,336
Cash balances related to long-term debt	16,406	18,979
Investment in BioMarin/Genzyme LLC	23,129	28,523
Property and equipment, net	42,501	39,556
Acquired intangible assets, net	16,451	15,878
Goodwill	45,053	21,262
Other assets	4,149	3,713

Total assets	$232,966	$167,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,249	$21,715
Current portion of acquisition obligation, net of discount	39,122	8,143
Current portion of deferred revenue	—	9,842
Current portion of equipment and facility loans	3,683	4,002

Total current liabilities	70,054	43,702
Convertible debt	125,000	125,000
Long-term portion of acquisition obligation, net of discount	86,632	71,986
Deferred revenue, net of current portion	—	14,773
Equipment and facility loan, net of current portion	16,406	18,979
Other long-term liabilities	2,852	3,249

Total liabilities	300,944	277,689

Stockholders’ deficit:
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,501,159 and 64,734,372 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	65	65
Additional paid-in capital	421,141	422,256
Accumulated other comprehensive loss	(363)	(144)
Accumulated deficit	(488,821)	(532,619)

Total stockholders’ deficit	(67,978)	(110,442)

Total liabilities and stockholders’ deficit	$232,966	$167,247

(1)	December 31, 2004 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2005

(In thousands, except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Net product sales	$4,563	$1,437	$4,563	$6,426
Collaborative agreement revenues	—	2,189	—	2,189

Total revenues	4,563	3,626	4,563	8,615
Operating expenses:
Cost of sales (excludes amortization of developed product technology)	613	478	613	1,137
Research and development	12,168	14,822	25,864	29,814
Selling, general and administrative	7,663	10,117	11,543	20,684
Amortization of acquired intangible assets	819	286	819	572
Acquired in-process research and development	35,444	—	35,444	—
Equity in the loss/(income) of BioMarin/Genzyme LLC	1,699	(3,303)	3,458	(5,378)

Total operating expenses	58,406	22,400	77,741	46,829

Loss from operations	(53,843)	(18,774)	(73,178)	(38,214)
Interest income	663	374	1,424	615
Interest expense	(2,418)	(2,940)	(3,789)	(6,199)

Net loss	$(55,598)	$(21,340)	$(75,543)	$(43,798)

Net loss per share, basic and diluted	$(0.86)	$(0.33)	$(1.18)	$(0.68)

Weighted average common shares outstanding, basic and diluted	64,339	64,605	64,282	64,558

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004, and 2005

(In thousands, unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities
Net loss	$(75,543)	$(43,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,364	4,871
Acquired in-process research	35,444	—
(Gain) loss on disposals of property and equipment	(104)	80
Imputed interest on acquisition obligation	1,108	3,022
Equity in the loss/(income) of BioMarin/Genzyme LLC	3,458	(5,378)
Changes in operating assets and liabilities:
Accounts receivable	(4,812)	1,177
Advances to BioMarin/Genzyme LLC	1,820	(245)
Inventory	227	(1,070)
Other current assets	548	772
Other assets	(236)	21
Accounts payable and accrued liabilities	3,129	(6,418)
Deferred revenue	—	24,615
Other liabilities	163	424

Net cash used in operating activities	(29,434)	(21,927)

Cash flows from investing activities
Purchase of property and equipment	(5,653)	(1,035)
(Increase) decrease in restricted cash	(25,124)	25,179
Ascent Pediatrics transaction	(14,765)	—
Sale of short-term investments	41,300	26,380
Purchase of short-term investments	(37,435)	—
Investment in BioMarin/Genzyme LLC	(6,160)	—
Settlement of dispute with Medicis	—	4,000

Net cash provided by (used in) investing activities	(47,837)	54,524

Cash flows from financing activities
Proceeds from equipment and facility loans	4,208	17,543
Proceeds from ESPP and exercise of stock options	921	1,115
Increase in cash balances related to long-term debt	(3,637)	(2,573)
Repayment of equipment and facility loans	—	(14,651)
Repayment of acquisition obligation	—	(30,000)
Repayment of notes payable	(1,428)	—
Other	413	—

Net cash provided by (used in) financing activities	477	(28,566)

Effect of foreign currency translation on cash	(2)	(1)

Net increase (decrease) in cash	(76,796)	4,030
Cash and cash equivalents:
Beginning of period	121,406	13,081

End of period	$44,610	17,111

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States in April 2003 and in the European Union in June 2003. In May 2005, BioMarin received marketing approval for Naglazyme™ (galsulfase) in the United States. In May 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business. The transaction included: the exclusive marketing and development rights to Orapred® (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S. sales force. See Note 3 for further discussion of the transaction. The Company is incorporated in the state of Delaware.

Through June 30, 2005, the Company had accumulated losses of approximately $532.6 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt at June 30, 2005, plus funds received from the public offering of its common stock completed in July 2005 and funds contractually committed to the Company, will be sufficient to meet the Company’s obligations into the first quarter of 2007. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the need for additional financings; the financial performance of Orapred and Naglazyme; significant competition from larger organizations and generic competition with respect to Orapred; its joint venture partner’s ability to successfully commercialize Aldurazyme; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the health care industry.

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

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

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

(c) Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104: Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Accounting for

Revenue Arrangements with Multiple Deliverables. The Company’s revenues consist of Orapred and Naglazyme product sales and revenues from its collaborative agreement with Serono (see Note 6).

Orapred product sales – The Company recognizes revenue from Orapred product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Orapred product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

The timing of customer purchases and the resulting product shipments has a significant impact on the amount of revenue from Orapred product sales that the Company recognizes in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the Company’s principal customers for Orapred, and inventory held by retailers. The Company’s revenue from Orapred sales in a particular period is impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories increased substantially, the Company could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

The Company establishes and maintains rebate reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates are developed using the product’s rebate history adjusted to reflect known changes in the factors that impact such reserves.

Provisions for sales discounts and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. There were no material revisions to management’s estimates of revenue reductions during the second quarter of 2005. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses. The Company permits product returns only if the product is damaged or if it is returned near or after expiration. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Orapred customers to make required payments. As of December 31, 2004 and June 30, 2005, the Company had no allowance for doubtful accounts.

Naglazyme product sales – The Company recognizes revenue from Naglazyme product sales when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Naglazyme product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

Naglazyme is generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Because of the pricing of Naglazyme and the limited number of patients, the specialty pharmacies carry a very limited inventory. Accordingly, the Company expects that sales related to Naglazyme in the U.S. will be closely tied to end-user demand.

The Company records reserves for rebates payable under Medicaid and third-party payer contracts, such as managed care organizations, as a reduction of revenue at the time product sales are recorded. The Company’s reserve calculations require estimates, including estimates of sales mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each period, and records any necessary adjustments to its reserves.

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the nature of Naglazyme and its patient population, the customers’ limited return rights and the Company’s joint venture’s experience of returns for Aldurazyme. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Naglazyme customers to make required payments. As of December 31, 2004 and June 30, 2005, the Company had no allowance for doubtful accounts.

Collaborative agreement revenues – Collaborative agreement revenues from Serono include both license revenue and contract research revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as license revenue over the estimated period for which the Company continues to have a performance obligation. Nonrefundable amounts received for shared development costs, are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represented Serono’s share of Phenoptin development costs under the agreement. Collaborative agreement revenues for both the three and six months ended June 30, 2005, include $1.1 million of the up-front license fee received from Serono recognized as revenue during the period and $1.1 million of reimbursable Phenoptin development costs incurred during the period. The up-front license fee received from Serono and is being amortized as revenue on a straight-line basis over approximately 2.75 years, which represents an assumption of the time until European regulatory approval of Phenoptin for the treatment of PKU.

(d) Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding common stock options and contingent issuances of common stock related to our convertible debt and acquisition payable. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):

	June 30,
	2004	2005
Options to purchase common stock	10,513	8,854
Common stock issuable under convertible debt	8,920	8,920
Portion of acquisition payable in common stock	3,333	1,150
Warrants to purchase common stock	27	—

Total	22,793	18,924

(e) Stock Option Plans

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net loss as reported	$(55,598)	$(21,340)	$(75,543)	$(43,798)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(4,863)	(2,548)	(8,103)	(5,515)

Pro forma net loss	$(60,461)	$(23,888)	$(83,646)	$(49,313)

Net loss per share as reported, basic and diluted	$(0.86)	$(0.33)	$(1.18)	$(0.68)
Pro forma net loss per share, basic and diluted	(0.94)	(0.37)	(1.30)	(0.76)

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors.

(f) Other Significant Accounting Policies

For all other significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(g) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of FAS 151 will have a significant effect on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC postponed the effective date of SFAS 123R until the fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006 and management is currently evaluating the impact of SFAS 123R on its financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in the first quarter of 2006.

(h) Reclassifications

Certain items in the prior years consolidated financial statements have been reclassified to conform to the 2005 presentation.

(3) ASCENT PEDIATRICS TRANSACTION

On May 18, 2004, the Company acquired the Ascent Pediatrics business from Medicis Pharmaceutical Corp (Medicis). The transaction included: the exclusive marketing and development rights to Orapred, a drug primarily used to treat asthma in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. In connection with the transaction, the Company also acquired certain tangible assets, including inventory and equipment. The transaction provided the Company with financial and strategic benefits, primarily the addition of a commercial product and a commercial infrastructure.

In January 2005, the agreements related to the transaction were amended due to a settlement of a dispute with Medicis and the acquisition obligation was reduced. The effect of these amendments totaled $21.0 million and was recorded in the first quarter of 2005 as a reduction of the acquisition obligation and goodwill. Medicis also agreed to pay the Company $6.0 million for Orapred returns, all of which has been received as of July 2005. Additionally, Medicis agreed to make available to the Company a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions, including a change of control provision. Money advanced under the convertible note is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the stock for the 20 trading days prior to such advance. The convertible note, once drawn, matures in August 2009, but may be repaid by the Company, at the Company’s option at any time prior to the maturity date. At the time of repayment, Medicis may elect to receive cash or convert the amount due into shares of the Company’s common stock.

The amended transaction agreements provided for total acquisition payments of $169.0 million payable to Medicis in specified amounts through 2009, of which $99.0 million remains payable as of June 30, 2005. The remaining payments to Medicis include a payment due in 2009 of $8.6 million that can be paid in cash or the Company’s common stock, at the Company’s option. The number of shares issuable in 2009, if the Company elects to pay in common stock, will be based on the per share stock price at that time. The total acquisition cost as amended, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, and the $6.0 million reimbursement for product returns discussed above, was $168.0 million. The remaining payments to Medicis are payable as follows (in thousands):

As of June 30, 2005
2005	$4,200
2006	7,700
2007	7,000
2008	6,500
2009	73,600

Total	$99,000

Pursuant to the acquisition, the Company was required to deposit $25.0 million of BioMarin common stock and $25.0 million of cash in escrow until the last of the first four quarterly payments to Medicis have been made. The $25.0 million of BioMarin common stock was released in 2004 and the $25.0 million of cash was released in the first six months of 2005.

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

The allocation to inventory at the purchase date included an adjustment of $0.9 million in addition to the cost basis of the finished inventory to reflect the fair value of the finished inventory, less the cost of disposal and a reasonable profit for the selling effort.

The transaction resulted in a purchase price allocation of $21.3 million to goodwill, representing the financial, strategic and operational value of the transaction to BioMarin. Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Orapred business and the synergies created with the integration of key components of a commercial infrastructure. The entire amount of goodwill is expected to be deductible for tax purposes. The purchase price allocation also included $2.9 million of estimated liabilities assumed for product returns and unclaimed rebates.

The following unaudited pro forma financial information presents (in thousands) the combined results of operations of BioMarin and the Ascent Pediatrics business for the three months and six moths ended June 30, 2004 and 2005 as if the acquisition had occurred as of January 1, 2004. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2004. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Company combined with the Ascent Pediatrics business.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Total revenue	$6,706	$3,626	$18,159	$8,615
Net loss	(21,276)	(21,340)	(76,763)	(43,798)
Net loss per share, basic and diluted	$(0.33)	$(0.33)	$(1.19)	$(0.68)
Weighted average common shares outstanding, basic and diluted	64,339	64,605	64,282	64,558

The historical statements of operations of the Ascent Pediatric business were derived directly from the related trial balances obtained from the seller of the business and include adjustments by the Company to allocate a portion of the seller’s corporate overhead to the Ascent Pediatrics business. Pro forma adjustments include expenses associated with the acquisition of the Ascent Pediatrics business and certain integration costs incurred during the second quarter of 2004, which are reflected as of January 1, 2004. The acquisition-related expenses include an in-process research and development charge, amortization of acquired intangible assets, imputed interest expense and a fair value inventory adjustment. The pro forma net loss for the six months ended June 30, 2004 increased as a result of the pro forma adjustments to include the acquisition-related expenses, such as in-process research and development and amortization of the acquired intangible assets.

(4) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (see Note 3) and consist of the Orapred product technology as of June 30, 2005. The gross and net carrying values of the Orapred product technology as of June 30, 2005 were as follows (in thousands):

Gross value	$20,437
Accumulated amortization	(4,559)

Net carrying value	$15,878

In December 2004, the Company recognized an impairment loss totaling approximately $68.3 million, which was recorded as an impairment of acquired intangible assets in the consolidated statement of operations for the year ended December 31, 2004. The primary circumstance leading to the impairment was the introduction of a new generic competitor to Orapred during the fourth quarter of 2004, which resulted in a significant decrease in the Orapred market share. As a result of this change in circumstance, the Company tested the recoverability of the related acquired intangible assets by first comparing the assets’ carrying amount to the undiscounted future cash flows that the assets are expected to generate. The Company determined that the carrying value of the assets was not recoverable and an impairment loss was recorded for the amount by which the carrying value of the Orapred product technology exceeded its fair value. The fair value of the Orapred product technology was estimated using the present value of the expected future cash flows from the technology.

The Orapred product technology is being amortized on a straight-line basis over its useful life of 15 years. Amortization expense for the three and six months ended June 30, 2005 was approximately $0.3 million and $0.6 million, respectively. Amortization expense for both the three and six months ended June 30, 2004 was $1.1 million. The estimated amortization expense associated with the revised cost basis of the Orapred product technology for each of the succeeding five years is approximately $1.1 million per year.

(b) Goodwill

Goodwill as of June 30, 2005 relates to the Ascent Pediatrics transaction completed during May 2004 (see Note 3). The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million, which reflects the reduction for the settlement of the dispute with Medicis during the first quarter of 2005. Using the reporting unit basis required by SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), the Company completed its annual impairment test during December 2004, and determined that no impairment of goodwill existed as of December 31, 2004. Whether or not goodwill will be impaired in the future is dependent upon the future sales of Orapred and the successful development and sales of the new formulations of Orapred.

In accordance with FAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has considered and analyzed the impact of the events discussed in Note 13(a) and the Company’s decreased 2005 Orapred sales expectations and has concluded that they do not impact the carrying value of the Orapred intangible assets or goodwill at June 30, 2005.

(5) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three and six months ended June 30, 2004 and 2005, are presented in the table below (in thousands). The equity in the (loss)/income of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s loss/(income). The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. This results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials, which is expected to occur for the majority of the difference by the end of 2005.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenue	$9,241	$19,205	$16,636	$35,079
Cost of goods sold	928	2,783	1,551	5,448

Gross profit	8,313	16,422	15,085	29,631
Operating expenses	11,732	9,889	22,043	19,006

(Loss) Income from operations	(3,419)	6,533	(6,958)	10,625
Other income	20	72	42	132

Net (loss) income	$(3,399)	$6,605	$(6,916)	$10,757

Equity in the (loss)/income of BioMarin/Genzyme LLC	$(1,699)	$3,303	$(3,458)	$5,378

At December 31, 2004 and June 30, 2005, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2004	June 30, 2005
Assets	$58,009	$65,837
Liabilities	(11,751)	(8,791)

Net equity	$46,258	$57,046

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$23,129	$28,523

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

The timing of product shipment and receipts can have a significant impact on the amount of revenue that BioMarin/Genzyme LLC recognizes in a particular period. Also, Aldurazyme is sold in part through distributors, particularly outside of the U.S. Inventory in the distribution channel consists of inventory held by distributors, who are BioMarin/Genzyme LLC’s customers, and inventory held by retailers, such as pharmacies and hospitals. BioMarin/Genzyme LLC’s revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increased to excessive levels, BioMarin/Genzyme LLC could experience reduced sales in subsequent periods. To determine the amount of Aldurazyme inventory in the joint venture’s U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

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

(6) SERONO COLLABORATION

In May 2005, the Company entered into an agreement with Serono S.A. (Serono) for the further development and commercialization of two BioMarin product candidates, Phenoptin (sapropterin hydrochloride) and Phenylase (phenylalanine ammonia lyase). Through the agreement, Serono acquired exclusive rights to market these products in all territories outside the United States and Japan, and BioMarin retained exclusive rights to market these products in the United States. The Company and Serono will generally share equally all development costs following successful initiation of Phase 3 trials for each product candidate in each indication. BioMarin and Serono are individually responsible for the costs of commercializing the products within their respective territories. Serono will also pay BioMarin royalties on its net sales of these products.

Pursuant to the agreement, Serono paid BioMarin $25.0 million as consideration for executing the agreement, and will make additional milestone payments of up to $232.0 million based on the successful development and approval of both products in multiple indications, including $45.0 million associated with Phenoptin for the treatment of PKU. The term of the agreement is the later of 10 years after the first commercial sale of the products or the period through the expiration of all related patents within the territories.

(7) DAIICHI SUNTORY PHARMA LICENSE

In May 2005, the Company entered into a license agreement with Daiichi Suntory Pharma Co., Ltd. (Daiichi Suntory Pharma) whereby the Company obtained the exclusive worldwide rights (excluding Japan) for the use of tetrahydrobiopterin (6R-BH4) to treat the endothelial dysfunction that causes vascular complications in diabetes, cardiovascular and other diseases. 6R-BH4 is the active pharmaceutical ingredient in Phenoptin. BioMarin paid Daiichi Suntory Pharma $3.3 million in connection with the license, which is included in research and development expense during the second quarter of 2005.

(8) SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

As of December 31, 2004 and June 30, 2005, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Accounts payable	$946	$2,324
Accrued accounts payable	13,662	7,142
Accrued vacation	1,357	1,530
Accrued compensation	3,319	2,840
Accrued other	2,484	563
Accrued rebates	3,578	5,216
Acquired rebate reserve	1,020	1,045
Acquired returns reserve	726	871
Current portion of deferred rent	157	184

	$27,249	$21,715

As of December 31, 2004 and June 30, 2005, other long-term liabilities consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Long-term portion of returns reserve	$790	$1,227
Long-term portion of deferred rent	2,062	2,022

	$2,852	$3,249

As of December 31, 2004 and June 30, 2005, inventory consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Orapred finished goods	$2,316	$3,269
Naglazyme raw materials	—	117

Total inventory	$2,316	$3,386

A reconciliation of the Company’s gross and net product sales for the three and six months ended June 30, 2005 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Gross product sales	$5,182	$1,590	$5,182	$7,742
Less allowances for:
Returns	(164)	(27)	(164)	(240)
Rebates	(354)	(109)	(354)	(938)
Discounts	(101)	(17)	(101)	(138)

Total allowances	(619)	(153)	(619)	(1,316)
Net product sales	$4,563	$1,437	$4,563	$6,426

The following non-cash transactions took place in the periods presented (in thousands):

	Six months ended June 30,
	2004	2005
Acquisition obligation, net of discount	$151,702	$—
Settlement of dispute with Medicis, net of discount	—	22,648

(9) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and June 30, 2005, consisted of (in thousands):

Category	Property & Equipment		Estimated useful lives
	December 31, 2004	June 30, 2005
Leasehold improvements	$57,481	$57,501	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	15,086	15,279	5 years
Computer hardware and software	4,512	4,723	3 years
Office furniture and equipment	3,123	3,240	5 years
Construction-in-progress	240	375

	80,442	81,118
Less: Accumulated depreciation	(37,941)	(41,562)

Total property and equipment, net	$42,501	$39,556

Depreciation expense for the three months ended June 30, 2004 and 2005 was $2.0 million and $2.0 million, respectively, and depreciation expense for the six months ended June 30, 2004 and 2005 was $4.0 million and $3.9 million, respectively. In late 2004, the Company changed the estimated useful life of certain leasehold improvements. The effect of the change in estimate on the Company’s net loss for the three and six months ended June 30, 2005 was a decrease of $0.2 million ($0.01 per share) and $0.8 million ($0.02 per share), respectively.

(10) CONVERTIBLE DEBT

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended both June 30, 2004 and 2005.

(11) EQUIPMENT AND FACILITY LOANS

The Company entered into several agreements for secured loans totaling $2.6 million during 2002. The loans bear interest at rates ranging from 7.88% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require the Company to maintain a minimum unrestricted cash balance, including short-term investments, of $35.0 million. Should the unrestricted cash balance fall below $35.0 million, the Company can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties. As of June 30, 2005, $0.1 million was outstanding under these secured loans.

In May 2004, the Company executed a $25.0 million credit facility to finance the Company’s equipment purchases and facility improvements. As of June 30, 2005, $22.8 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.5% (5.0% as of June 30, 2005) are due through maturity in 2011. The facility requires an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender requires that the Company maintain a total unrestricted cash balance, including short-term investments, of at least $45.0 million or a greater amount defined by a calculation provided for in the facility agreement, as previously amended, and that the Company maintain a deposit with the lender equal to the outstanding principal balance. In April and June 2005, the facility agreement was further amended to reduce the minimum cash and investment balance requirement to $35.0 million and $40.0 million respectively, or a greater amount defined by a calculation provided for in the facility agreement solely for the months ended April 30, 2005 and June 30, 2005. As of June 30, 2005, $22.8 million of the total minimum unrestricted cash balance is required to be maintained in an account with the lender as an unrestricted compensating balance. The facility also contains additional customary covenants. Principal payments due on the Company’s various equipment and facility loans range from approximately $12,000 to $119,000 per month and, in the aggregate, are payable as follows (in thousands):

2005	$2,072
2006	3,860
2007	3,860
2008	3,860
2009 and thereafter	9,329

Total	$22,981

In February 2005, the $25.0 million credit facility discussed above was amended to provide for an incremental $12.5 million of borrowing capacity to the Company for only the first quarter of 2005. The incremental loan amount was secured by certain cash and short-term investments and was repaid in March 2005.

(12) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. With respect to accounts receivable from Orapred sales, a significant portion of Orapred sales is made to a limited number of financially viable distributors. The Company’s three largest customers accounted for 46%, 27% and 13% of net revenues, respectively, or 86% of the Company’s total net product sales in aggregate for the six months ended June 30, 2005. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at June 30, 2005.

(13) SUBSEQUENT EVENTS

(a) Reduction of Orapred Sales Force

In July 2005, the Company announced that it plans to reduce the Orapred sales force through the elimination of 52 positions. The severance costs associated with eliminating the 52 sales force positions, plus six non-sales force positions, will be recognized in the third quarter of 2005. The Company will continue to market Orapred to managed care organizations and through non-personal promotion activities.

(b) Common Stock Offering

In July 2005, the Company completed a public offering of its common stock. In the offering, the Company sold 8,500,000 shares at a price to the public of $7.05 per share, or a total offering price of $59.9 million. The net proceeds were approximately $56.5 million.

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

You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

Our product portfolio is comprised of three approved products and multiple investigational product candidates. Approved products include Aldurazyme® (laronidase), Orapred® (prednisolone sodium phosphate oral solution), and Naglazyme™ (galsulfase). Aldurazyme has been approved for marketing in the United States (U.S.) by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Agency (EMEA) and in other countries for the treatment of mucopolysaccharidosis I (MPS I). MPS I is a progressive and debilitating life-threatening genetic disease that frequently results in death during childhood or early adulthood. It is caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). As the first drug approved for MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I, expiring in 2010 and 2013, respectively. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme). Aldurazyme net revenue recorded by our joint venture for the second quarter and first six months of 2005 totaled $19.2 million and $35.1 million, respectively, compared to $9.2 million and $16.6 million for the second quarter and first six months of 2004, respectively.

In May 2004, we completed the transaction to acquire the business of Ascent Pediatrics from Medicis Pharmaceutical Corp (Medicis). The Ascent Pediatrics business includes Orapred, a drug primarily used to treat asthma exacerbations in children and other inflammatory conditions and two additional proprietary formulations of Orapred in development. Orapred net product sales for the second quarter and first six months of 2005 totaled $1.3 million and $6.3 million, respectively, compared to $4.6 million for the both the second quarter and first six months of 2004.

On June 1, 2005, we announced that the FDA granted marketing approval for Naglazyme for the treatment of mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of GAGs. We have also filed for marketing authorization of Naglazyme in the E.U. Naglazyme has been granted orphan drug status in the U.S. and the E.U., which confers seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U., if approved in the E.U., for the treatment of MPS VI.

We are developing several product candidates for the treatment of genetic diseases including: Phenoptin™ (6R-BH4), a proprietary oral form of tetrahydrobiopterin, for the treatment of moderate to mild forms of phenylketonuria (PKU); and Phenylase™ (recombinant phenylalanine ammonia lyase), a preclinical candidate for the treatment of the more severe form of PKU.

In December 2004, we announced that we initiated our Phase 2 clinical trial of Phenoptin for PKU. Patients identified in the Phase 2 clinical trial that meet certain criteria will be eligible to enroll in the Phase 3 trial which began in April 2005. The Phase 3 clinical trial of Phenoptin is expected to be a six-week, multi-center, international, double-blind, placebo-controlled study. We anticipate the trial will enroll patients on an ongoing basis until it is fully enrolled and we expect to release preliminary results from this trial in the first quarter of 2006. As a primary efficacy endpoint, the trial will measure the changes in blood Phenylalanine (Phe) level in patients receiving Phenoptin compared to patients receiving placebo. Following the double-blind Phase 3 clinical trial, we expect that the patients in the Phase 3 clinical trial will continue to receive treatment in a 22-week open-label extension study and we expect to conduct a supplemental diet study in children between the ages of 4-12. Results of both the extension study and the supplemental diet study are expected to be included in marketing approval applications to the FDA and EMEA. We have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U.

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

Phenylase is currently in preclinical development. It is being developed as a subcutaneous injection and is intended for those who suffer from classic PKU, the more severe form of the disease and those who suffer from the mild to moderate form of the disease but do not respond to Phenoptin. Phenoptin and Phenylase are being developed with Serono S.A. (Serono) pursuant to a Development, License and Commercialization Agreement. Pursuant to this agreement, Serono has acquired exclusive rights to market these products outside of the U.S. and Japan.

We are evaluating other enzyme-based therapies for serious medical conditions including Vibrilase™, a topical investigational enzyme therapy for use in the debridement of serious burns. In August 2004, we announced positive data from a Phase 1b clinical trial of Vibrilase. Data from the trial suggest that treatment with Vibrilase is generally safe and well-tolerated. Additionally, we are evaluating preclinical development of several other enzyme product candidates for genetic and other diseases as well as an immune tolerance platform technologies to overcome limitations associated with the delivery of existing pharmaceuticals.

In May 2005, we announced the appointment of Jean-Jacques Bienaimé as our new Chief Executive Officer and as a director. As a result of this appointment, Louis Drapeau and Jeffrey H. Cooper (who since August 2004 served as our Acting Chief Executive Officer and Acting Chief Financial Officer, respectively) resumed their positions as Senior Vice President Finance, Chief Financial Officer and Secretary and Vice President, Controller, respectively. In June 2005, we announced that Stephen Aselage was appointed as our Senior Vice President of Global Commercial Operations.

Key components of our results of operations for the three and six months ended June 30, 2004 and 2005, include the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Total net product sales	$4,563	$1,437	$4,563	$6,426
Research and development expense	12,168	14,822	25,864	29,814
Net loss	(55,598)	(21,340)	(75,543)	(43,798)
Orapred acquisition-related expenses	37,623	1,647	37,623	3,709

Our cash burn, a financial measure not determined in accordance with generally accepted accounting principles (GAAP) in the second quarter and first half of 2005 was $16.5 million and $44.7 million, respectively, as compared to $37.3 million and $52.4 million in the second quarter and first half of 2004, respectively. Cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $45.8 million as of June 30, 2005 compared to $90.5 million as of December 31, 2004.

Subsequent Events

In July 2005, we announced that we plan to reduce the Orapred sales force through the elimination of 52 positions. The severance costs associated with eliminating the 52 sales force positions, plus six non-sales force positions, will be recognized in the third quarter of 2005. We will continue to market Orapred to managed care organizations and through non-personal promotion activities.

Also in July 2005, we completed a public offering of our common stock. In the offering, we sold 8,500,000 shares at a price to the public of $7.05 per share, or a total offering price of $59.9 million. The net proceeds were approximately $56.5 million.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net (increase) decrease in cash	$51,589	$(5,865)	$76,796	$(4,030)
Net sales of short-term investments	14,450	8,939	4,402	26,160
(Increase) decrease in restricted cash	(25,124)	12,811	(25,124)	25,179
Decrease (increase) in cash balances related to long-term debt	(3,637)	624	(3,637)	(2,573)

Cash burn	$37,278	$16,509	$52,437	$44,736

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net losses, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Unless otherwise noted below, there have not been any recent changes to our assumptions, judgments or estimates included in our critical accounting policies. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss (income) of BioMarin/Genzyme LLC, impairment of long-lived assets, revenue recognition, income taxes, inventory, research and development, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2004.

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

A critical accounting estimate by management associated with our accounting for the joint venture is the realizability of our investment in the joint venture. The joint venture has incurred significant losses until the fourth quarter of 2004. We believe that our investment in the joint venture will be recovered because we project that the joint venture will maintain sustained positive earnings and cash flows in the future. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations.

Impairment of Long-Lived Assets

We regularly review long-lived assets for impairment. The recoverability of long-lived assets is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. If the carrying amount of the asset is not recoverable, an impairment loss is recorded for the amount that the carrying value of the asset exceeds its fair value. In December 2004, we recognized an impairment loss totaling approximately $68.3 million, which was recorded as an impairment of acquired intangible assets in the consolidated statement of operations for the year ended December 31, 2004.

We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, FAS No. 142 requires that we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified two reporting units, the Orapred business and our other development and commercialization activities, which are components of our single operating segment. We perform an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time.

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

We have considered and analyzed the impact of the events discussed in Note 13(a) and our decreased 2005 Orapred sales expectations and have concluded that they do not impact the carrying value of the Orapred intangible assets or goodwill at June 30, 2005.

Revenue Recognition

We recognize revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104: Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our revenues consist of Orapred and Naglazyme product sales and revenues from our collaborative agreement with Serono.

Orapred product sales – We recognize revenue from Orapred product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Orapred product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

The timing of customer purchases and the resulting product shipments has a significant impact on the amount of revenue from Orapred product sales that we recognize in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn resell the product to retail outlets. Orapred inventory in the distribution channel consists of inventory held by wholesalers, who are our principal customers, and inventory held by retailers. Our revenue from Orapred sales in a particular period is impacted by increases or decreases in wholesalers’ inventory levels. From time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of Orapred in excess of the current market demand, at their discretion, in anticipation of future price increases. If wholesaler inventories of Orapred substantially exceed retail demand, we could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

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

Our estimates for future product returns are primarily based on the actual return history for the product. Our estimates for future product returns are also based on the amount of inventory that exists in the distribution channel. Although we are unable to quantify wholesaler inventory levels of Orapred with any certainty, to the extent necessary based on the expiration date and quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analyses. Our internal analyses utilize information such as historical sales to wholesalers, product shelf-life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which are provided by a third-party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors.

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

As discussed above, our estimates of revenue dilution items are based primarily on the historical experience for the product, as adjusted to reflect known changes in the factors that impact the revenue dilutions. The nature and amount of our current estimates of the applicable revenue dilution item that are applied to gross sales of Orapred to derive net sales are described in the table below. The rebate allowance rates disclosed below reflect an increase in late 2004 to our expected future rebates based on increased managed care organization and Medicaid rebate rates being implemented in response to the recently approved generic competitor of Orapred that has the same strength and route of administration of Orapred. Prior to the introduction of the new generic competitor of Orapred, our estimated provision for rebates as a percentage of gross sales was 6-8%. There were no material revisions to management’s estimates of revenue dilution items during the second quarter of 2005, although we expect that our rebate rates will continue to increase in the future. There are no additional material revenue dilution items other than those disclosed below and there have been no material revisions to our estimates of our revenue dilution items to date, except as discussed above.

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

Naglazyme product sales – We recognize revenue from Naglazyme product sales when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Naglazyme product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

Naglazyme is generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Because of the pricing of Naglazyme and the limited number of patients, the specialty pharmacies carry a very limited inventory. Accordingly, the Company expects that sales related to Naglazyme in the U.S. will be closely tied to end-user demand.

We record reserves for rebates payable under Medicaid and third-party payer contracts, such as managed care organizations, as a reduction of revenue at the time product sales are recorded. Our reserve calculations require estimates, including estimates of sales mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period, and record any necessary adjustments to our reserves.

We record allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the nature of Naglazyme and its patient population, the customers’ limited return rights and our joint venture’s experience of returns for Aldurazyme. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

As Naglazyme was approved for commercial sale in the United States during the second quarter of 2005, we have limited historical experience with rebates and returns specific to Naglazyme. Until adequate historical experience is obtained to serve as a reasonable basis for our estimates of rebates and returns, management will use, to the extent available, current estimated distribution channel inventory data, estimated sales mix of which sales will be eligible for rebates, estimate rebate rates for state Medicaid programs and other managed care providers, as well as experience obtained through the commercialization of Aldurazyme by our joint venture with Genzyme.

Collaborative agreement revenues – Collaborative agreement revenues from Serono include both license revenue and contract research revenue. Nonrefundable up-front license fees where we have continuing involvement through research and development collaboration are initially deferred and recognized as license revenue over the estimated period for which we continue to have a performance obligation. License revenue includes the portion of the $25.0 million up-front license fee received from Serono recognized as revenue during the period.

Our estimates of the period over which we have an ongoing performance obligation are based on the contractual terms of the underlying arrangement, the level of effort required for us to fulfill our obligation and the anticipated timing of the fulfillment of our obligation. Accordingly, we have deferred the up-front license fee received from Serono and will initially recognize it as revenue on a straight-line basis over approximately 2.75 years, which represents an assumption of the time until European regulatory approval of Phenoptin for the treatment of PKU. Our assumption of the Phenoptin commercialization period is based on several underlying assumptions about uncertain events, including actions by European regulatory authorities, results of our ongoing clinical trials and successful commercial scale manufacturing of Phenoptin. As Phenoptin advances through the clinical development and regulatory process, our estimates of our performance obligation period may change. Changes in our estimates of our performance obligation period will be recognized prospectively over the remaining estimated performance obligation period. We regularly review our estimates of the period over which we have an ongoing performance obligation.

Nonrefundable amounts received for shared development costs, are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represented Serono’s share of Phenoptin development costs under the agreement.

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

Inventory

We value inventories at the lower of cost or fair value. We determine the cost of inventory using the average cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and inventory write-offs may be required.

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

Recent Accounting Pronouncements

See Note 2(g) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

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

Quarter Ended June 30, 2005

BioMarin Results of Operations

Net Loss

Our net loss in the second quarter of 2005 was $21.3 million as compared to $55.6 million in the second quarter of 2004. Net loss for the second quarter of 2005 decreased primarily as a result of the following (in millions):

Net loss for the second quarter of 2004	$(55.6)
Increased profits from BioMarin/Genzyme LLC	5.0
Decreased expenses related to the Ascent Pediatrics acquisition	36.0
Decreased Naglazyme research and development	3.4
Phenoptin collaborative agreement revenues	2.2
Increased Phenoptin research and development	(5.6)
Increased preparation for Naglzyme commercial launch	(0.8)
Decreased Orapred profitability	(3.8)
Orapred new formulation development	(0.2)
Increase in other expenses, net	(0.6)
Increased corporate costs and other	(1.3)

Net loss for the second quarter of 2005	$(21.3)

The increase in profits from BioMarin/Genzyme LLC during the second quarter of 2005 as compared to the second quarter of 2004 is primarily the result of increased Aldurazyme sales. Expenses related to the Ascent Pediatrics acquisition during the second quarter of 2004 that were not incurred during the second quarter of 2005 primarily include acquired research and development of $35.4 million. Phenoptin research and development primarily includes the $3.3 million upfront license payment to Daiichi Suntory Pharma, pre-approval manufacturing and clinical trial costs. Naglazyme research and development primarily includes pre-approval manufacturing and clinical trial costs.

Net Product Sales and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the second quarter of 2005, we recognized $1.3 million of net product sales of Orapred, including its branded and authorized generic products. Gross profit for the second quarter of 2005 was $0.9 million, representing a gross margin of approximately 65%, which includes $0.2 million of additional cost of goods sold related to Orapred inventory reserves. Orapred net product sales and gross profit during the second quarter of 2004 totaled $4.6 million and $4.0 million, respectively, representing a gross margin of approximately 87%. We expect that the gross margins related to Orapred will continue to decline in the future due to increased rebates offered to managed care organizations and if our authorized generic product discussed below, which is priced lower than the branded version, becomes a larger portion of total Orapred sales. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

New generic competitors to Orapred were introduced into the market in the fourth quarter of 2004 and the second quarter of 2005, which have adversely affected the net product sales of Orapred. Although we are implementing strategies to counter this effect, we expect the adverse impact on net product sales to continue in the future. In March 2005, we launched an authorized Orapred generic product and recognized $0.9 million of related net product sales during the second quarter of 2005, which is included in the $1.3 million of total Orapred net product sales during the quarter.

In May 2005, we received marketing approval for Naglazyme in the United States, and began shipping product in late June 2005. Net product sales for Naglazyme for the second quarter of 2005 were $0.1 million. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, we expect to report lower cost of goods sold until all of the inventory manufactured prior to marketing approval is sold or used in clinical trials.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Serono. Collaborative agreement revenues of $2.2 million for the second quarter of 2005 include $1.1 million of the up-front license fee received from Serono recognized as revenue during the period and $1.1 million of reimbursable Phenoptin development costs incurred during the period.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs. Research and development expenses increased by $1.6 million to $14.8 million in the second quarter of 2005 from $12.2 million in the second quarter of 2004. Research and development expenses increased in the second quarter of 2005 primarily as a result of the following (in millions):

Research and development expense for the second quarter of 2004	$12.2
Increased Phenoptin research and development	5.6
Increased Orapred new formulation development	0.2
Decreased Naglazyme research and development	(3.4)
Other	0.2

Research and development expense for the second quarter of 2005	$14.8

The increase in Phenoptin development is primarily due to the $3.3 million upfront license payment to Daiichi Suntory Pharma and increased clinical trial expenses due to the initiation of the Phase 3 clinical trial. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes sales and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Orapred and Naglazyme; human resources; finance and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses, including expenses related to the proxy contest with respect to the election of directors at our annual meeting. Selling, general and administrative expenses increased by $2.4 million to $10.1 million in the second quarter of 2005 from $7.7 million in the second quarter of 2004. The primary components of the increase between the second quarter of 2004 and the second quarter of 2005 include the following (in millions):

Selling, general and administrative expense for the second quarter of 2004	$7.7
Increased preparation for Naglazyme commercial launch	0.8
Increased Orapred sales and marketing expenses	0.4
Increased corporate expenses, including facility, legal and accounting costs	1.2

Selling, general and administrative expense for the second quarter of 2005	$10.1

The increase in Orapred sales and marketing expenses is attributable to the timing of the acquisition in May 2004 and the resulting approximately one month of expenses in 2004 compared to three months of expenses in 2005. The increase in corporate expenses is largely attributable the expansion of our corporate facilities, legal fees associated with the proxy contest resolved during the second quarter of 2005 and increased accounting fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years and the amortization expense for the second quarter of 2005 was $0.3 million, as compared to $0.8 million during the second quarter of 2004. The decrease in amortization expense for the second quarter of 2005 is primarily attributable to the lower asset value resulting from the impairment charge recognized in the fourth quarter of 2004. We expect that the recurring annual amortization expense associated with the transaction will be approximately $1.1 million.

Equity in the Loss/(Income) of BioMarin/Genzyme LLC

Equity in the loss/income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss/income for the period. Equity in the income of BioMarin/Genzyme LLC was $3.3 million in the second quarter of 2005 compared to a loss of $1.7 million in the second quarter of 2005. The increase in profit from BioMarin/Genzyme LLC in the second quarter of 2005 was principally due to the $10.0 million increase in Aldurazyme net revenue, which totaled $19.2 million in the second quarter of 2005 compared to $9.2 million in the second quarter of 2004. See the “BioMarin/Genzyme LLC Results of Operations” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $0.4 million in the second quarter of 2005 from $0.7 million in the second quarter of 2004. The decrease is primarily due to decreased levels of cash and investments during the second quarter of 2005 compared to the second quarter of 2004.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction of $1.4 million and $1.1 million for the second quarter of 2005 and 2004, respectively. Interest expense was $2.9 million and $2.4 million in the second quarter of 2005 and the second quarter of 2004, respectively. The increase in interest expense of $0.5 million in the second quarter of 2005 includes $0.3 million of imputed interest expense and $0.2 million due to higher outstanding balances on our equipment and facility loans. The increase in imputed interest expense is attributable to the timing of the May 2004 acquisition and the resulting approximately one month of expense in 2004 compared to three months of expense in 2005.

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

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003, and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $19.2 million and $9.2 million of net revenue in the second quarter of 2005 and the second quarter of 2004, respectively. The increase in net revenue from the second quarter of 2004 to the second quarter of 2005 of $10.0 million is primarily attributable to an increase in the number of patients initiating therapy. There were approximately 350 and 220 commercial patients on therapy at the end of the second quarter of 2005 and the second quarter of 2004, respectively.

Gross profit was $16.4 million and $8.3 million for the second quarter of 2005 and the second quarter of 2004, respectively, representing gross margins of approximately 85% and 90%, respectively. The decrease in gross margin during the second quarter of 2005 compared to the second quarter of 2004 is attributable to the recognition of higher cost of sales in the second quarter of 2005 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval, which has a higher cost basis because the inventory produced prior to obtaining regulatory approval was previously expensed. Excluding the effect of the difference in inventory cost basis between us and the joint venture, gross profit was $13.0 million and $5.7 million for the second quarter of 2005 and 2004, respectively.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $9.9 million for the second quarter of 2005 as compared to $11.7 million for the second quarter of 2004. Operating expenses in the second quarter of 2005 included $6.3 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $3.6 million of research and development costs, primarily clinical trial costs. Operating expenses in the second quarter of 2004 included $7.7 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme and $4.0 million of research and development expenses.

Six Months Ended June 30, 2005

BioMarin Results of Operations

Net Loss

Our net loss for the first six months of 2005 was $43.8 million as compared to $75.5 million for the first six months of 2004. Net loss for the first six months of 2005 decreased primarily as a result of the following (in millions):

Net loss for the first six months of 2004	$(75.5)
Increased profits from BioMarin/Genzyme LLC	8.8
Decreased expenses related to the Ascent Pediatrics acquisition	33.9
Decreased Naglazyme research and development	5.0
Phenoptin collaborative agreement revenues	2.2
Increased Phenoptin research and development	(7.9)
Increased preparation for Naglzyme commercial launch	(1.4)
Decreased Orapred profitability	(4.0)
Orapred new formulation development	(0.7)
Increase in other expenses, net	(1.3)
Increased corporate costs and other	(2.9)

Net loss for the first six months of 2005	$(43.8)

The increase in profits from BioMarin/Genzyme LLC during the first six months of 2005 as compared to the first six months of 2004 is primarily the result of increased Aldurazyme sales. Expenses related to the Ascent Pediatrics acquisition during the second quarter of 2004 that were not incurred during the second quarter of 2005 primarily include acquired research and development of $35.4 million, offset by increased imputed interest expense of $1.9 million. Phenoptin research and development primarily includes the $3.3 million upfront license payment to Daiichi Suntory Pharma, pre-approval manufacturing and clinical trial costs. Naglazyme research and development primarily includes pre-approval manufacturing and clinical trial costs.

Net Product Sales and Gross Profit

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the first six months of 2005, we recognized $6.3 million of net product sales of Orapred, including its branded and authorized generic products. Gross profit for the first six months of 2005 was $5.2 million, representing a gross margin of approximately 82%, which includes $0.2 million of additional cost of goods sold related to Orapred inventory reserves. Orapred net product sales and gross profit during the first six months of 2004 totaled $4.6 million and $4.0 million, respectively, representing a gross margin of approximately 87%. We expect that the gross margins related to Orapred will continue to decline in the future due to increased rebates offered to managed care organizations and if our authorized generic product discussed below, which is priced lower than the branded version, becomes a larger portion of total Orapred sales. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

New generic competitors to Orapred were introduced into the market in the fourth quarter of 2004 and the second quarter of 2005, which have adversely affected the net product sales of Orapred. Although we are implementing strategies to counter this effect, we expect the adverse impact on net product sales to continue in the future. In March 2005, we launched an authorized Orapred generic product and recognized $1.3 million of related net product sales during the first six months of 2005, which is included in the $6.3 million of total Orapred net product sales during the first half of 2005.

In May 2005, we received marketing approval for Naglazyme in the United States, and began shipping product in late June 2005. Net product sales for Naglazyme for the first six months of 2005 were $0.1 million. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, we expect to report lower cost of goods sold until all of the inventory manufactured prior to marketing approval is sold or used in clinical trials.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Serono. Collaborative agreement revenues of $2.2 million for the first six months of 2005 include $1.1 million of the up-front license fee received from Serono recognized as revenue during the period and $1.1 million of reimbursable Phenoptin development costs incurred during the period.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs. Research and development expenses increased by $3.9 million to $29.8 million in the first six months of 2005 from $25.9 million in the first six months of 2004. Research and development expenses increased in the first six months of 2005 primarily as a result of the following (in millions):

Research and development expense for the first six months of 2004	$25.9
Increased Phenoptin research and development	7.9
Increased Orapred new formulation development	0.7
Decreased Naglazyme research and development	(5.0)
Other	0.3

Research and development expense for the first six months of 2005	$29.8

The increase in Phenoptin development is primarily due to the $3.3 million upfront license payment to Daiichi Suntory Pharma and increased clinical trial expenses due to the initiation of the Phase 3 clinical trial. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes sales and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Orapred and Naglazyme; human resources; finance and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses, including expenses related to the proxy contest with respect to the election of directors at our annual meeting. Selling, general and administrative expenses increased by $9.2 million to $20.7 million in the first six months of 2005 from $11.5 million in the first six months of 2004. The primary components of the increase between the first six months of 2004 and the first six months of 2005 include the following (in millions):

Selling, general and administrative expense for the first six months of 2004	$11.5
Increased preparation for Naglazyme commercial launch	1.4
Increased Orapred sales and marketing	4.5
Increased corporate expenses, including facility, legal and accounting costs	3.3

Selling, general and administrative expense for the first six months of 2005	$20.7

The increase in Orapred sales and marketing is attributable to the timing of the May 2004 acquisition and the resulting approximately one month of expenses in 2004 compared to six months of expenses in 2005. The increase in corporate expenses is largely attributable the expansion of our corporate facilities, legal fees associated with the proxy contest resolved during the second quarter of 2005 and increased accounting fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years and the amortization expense for the first six months of 2005 was $0.6 million, as compared to $0.8 million during the first six months of 2004. The decrease in amortization expense for the first six months of 2005 is primarily attributable to the lower asset value resulting from the impairment charge recognized in the fourth quarter of 2004. We expect that the recurring annual amortization expense associated with the transaction will be approximately $1.1 million.

Equity in the Loss/(Income) of BioMarin/Genzyme LLC

Equity in the loss/income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss/income for the period. Equity in the income of BioMarin/Genzyme LLC was $5.4 million in the first six months of 2005 compared to a loss of $3.5 million in the first six months of 2005. The increase in profit from BioMarin/Genzyme LLC in the first six months of 2005 was principally due to the $18.5 million increase in Aldurazyme net revenue, which totaled $35.1 million in the first six months of 2005 compared to $16.6 million in the first six months of 2004. See the “BioMarin/Genzyme LLC Results of Operations” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $0.6 million in the first six months of 2005 from $1.4 million in the first six months of 2004. The decrease is primarily due to decreased levels of cash and investments during the first six months of 2005 compared to the first six months of 2004.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction of $3.0 million and $1.1 million for the first six months of 2005 and 2004, respectively. Interest expense was $6.2 million and $3.8 million in the first six months of 2005 and the first six months of 2004, respectively. The increase in interest expense of $2.4 million in the first six months of 2005 includes $1.9 million of imputed interest expense and $0.5 million due to higher outstanding balances on our equipment and facility loans. The increase in imputed interest expense is attributable to the timing of the May 2004 acquisition and the resulting approximately one month of expense in 2004 compared to six months of expense in 2005.

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

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003, and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $35.1 million and $16.6 million of net revenue in the first six months of 2005 and the first six months of 2004, respectively. The increase in net revenue from the first six months of 2004 to the first six months of 2005 of $18.5 million is primarily attributable to an increase in the number of patients initiating therapy. There were approximately 350 and 220 commercial patients on therapy at the end of the second quarter of 2005 and the second quarter of 2004, respectively.

Gross profit was $29.6 million and $15.1 million for the first six months of 2005 and first six months of 2004, respectively, representing gross margins of approximately 84% and 91%, respectively. The decrease in gross margin during the first six months of 2005 compared to the first six months of 2004 is attributable to the recognition of higher cost of sales in the first six months of 2005 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval, which has a higher cost basis because the inventory produced prior to obtaining regulatory approval was previously expensed. Excluding the effect of the difference in inventory cost basis between us and the joint venture, gross profit was $23.4 million and $10.7 million for the first six months of 2005 and 2004, respectively.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $19.0 million for the first six months of 2005 as compared to $22.0 million for the first six months of 2004. Operating expenses in the first six months of 2005 included $11.3 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $7.7 million of research and development costs, primarily clinical trial costs. Operating expenses in the first six months of 2004 included $13.9 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme and $8.1 million of research and development expenses.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment and other commercial financing and the related interest income earned on cash, cash equivalents and short-term investments. Cash inflows during the first six months of 2005 include $25.0 million received from Serono as consideration for execution of the Development, License and Commercialization Agreement and $5.0 million of proceeds from our equipment and facility loan. The loan proceeds exclude the $12.5 million of temporary incremental borrowings that were both drawn and repaid during the first quarter of 2005. Additionally, in July 2005, we completed a public offering of our common stock. In the offering, we sold 8,500,000 shares at a price to the public of $7.05 per share, or total offering proceeds of $59.9 million. The net proceeds were approximately $56.5 million. The primary sources of cash during 2004 were loan proceeds totaling $20.0 million.

As of June 30, 2005, our combined cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $45.8 million, a decrease of $44.7 million from $90.5 million at December 31, 2004. Cash balances related to long-term debt represent an amount totaling $19.0 million as of June 30, 2005 that is a portion of the funds that we are required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that we entered into in May 2004. This amount is equal to the long-term portion of the outstanding balance under this facility. The maintenance of a deposit equal to the outstanding amount under the facility is a covenant of the facility and the failure to satisfy this covenant would constitute a default under the facility. However, we have the ability to access the amount at our discretion and therefore it is not restricted cash. In February 2005, the Comerica equipment and facility loan was amended to provide for an incremental $12.5 million of borrowing capacity to us for only the first quarter of 2005. The incremental loan amount was secured by certain cash and short-term investments and was repaid in March 2005.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. Medicis may only exercise the conversion right at the maturity or earlier repayment of the loan. We anticipate that we will only draw funds from this note to the extent necessary to fund operations or to maintain financial covenants. Medicis also agreed to pay us $6.0 million for Orapred returns, all of which has been received as of July 2005.

The primary uses of cash during the first half of 2005 were to finance operations, which primarily included the manufacturing and clinical trials of Naglazyme and Phenoptin and the related supporting functions, the $3.3 million upfront license payment to Daiichi Suntory Pharma, and payments to Medicis related to the Ascent Pediatrics transaction and the manufacturing of Orapred. Our cash burn, a non-GAAP financial measure, in the first six months of 2005 was $44.7 million as compared to $52.4 million in the first six months of 2004. The $7.7 million decrease in cash burn in the first six months of 2005 is primarily attributable to the $25.0 million up-front payment from Serono, $4.0 million of the reimbursement from Medicis for Orapred returns received during the first half of 2005 and decreased cash investments in the joint venture. These decreases in cash burn were partially offset by the license payment to Daiichi Suntory Pharma totaling $3.3 million, $15.2 million of increased payments to Medicis for the Ascent Pediatrics acquisition, increased payments of accounts payable and accrued liabilities totaling $9.5 million and other working capital changes and increased research and development spending. See “Overview—Non-GAAP Financial Measures” above for a discussion of “cash burn” as a non-GAAP financial measure and the reconciliation of cash burn to net increase (decrease) in cash.

We do not expect to generate net positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities; and

•	expansion of sales and marketing activities, including commercial launch activities for Naglazyme and the support of the Ascent Pediatrics business.

We also expect to incur costs through our joint venture related to increased marketing and manufacturing of Aldurazyme to satisfy the product demands associated with its commercialization.

As a result of the Ascent Pediatrics transaction and the January 2005 amendments to the transaction agreements, we expect to pay Medicis $99.0 million in specified cash payments through 2009, of which $4.2 million is payable in the remainder of 2005.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents, short-term investments and currently restricted cash, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current cash, short-term investments, restricted cash and cash balances related to long-term debt, plus funds received from the public offering of our common stock completed in July 2005 and funds contractually committed to us will meet our operating and capital requirements into the first quarter of 2007.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the three and six months ended June 30, 2004 and 2005 and for the period since inception (March 1997) represent the following (in millions):

	Three months ended June 30,		Six months ended June 30,		Since Program Inception
	2004	2005	2004	2005
Naglazyme	$8.2	4.9	$18.8	$13.9	$87.8
Phenoptin	1.6	7.2	2.4	10.3	19.3
Orapred	0.2	0.5	0.2	1.2	3.1
Vibrilase	0.1	0.1	0.2	0.2	8.3
Not allocated to specific major current projects	2.1	2.1	4.3	4.2	105.8

Total	$12.2	$14.8	$25.9	$29.8	$224.3

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Factors That May Affect Future Results” for a discussion of the reasons that we are unable to estimate such information, and in particular “—If we fail to maintain regulatory approval to commercially manufacture drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include: costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Orapred, Naglazyme and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; payment of the amounts due with respect to the Ascent Pediatrics transaction; and working capital.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully regain market share of Orapred;

•	our ability to successfully launch Naglazyme;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We have entered into a $25.0 million credit facility with Comerica Bank executed in May 2004, to finance our equipment purchases and facility improvements. The outstanding loan balance totaled $22.8 million at June 30, 2005. The loan bears interest ranging from 4.59% to 4.98% and are secured by liens on certain assets. Payments of principal and interest are due through maturity of the credit facility in 2011. Comerica Bank requires that we maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in the credit agreement, as previously amended, and that we maintain a deposit with Comerica Bank equal to the outstanding principal balance. In April and June 2005, the facility agreement was further amended to reduce the minimum cash and investment balance requirement to $35.0 million and $40.0 million, respectively, or a greater amount defined by a calculation provided for in the facility agreement solely for the months ended April 30, 2005 and June 30, 2005. Our unrestricted cash as of June 30, 2005 totaled $45.7 million, which excludes $0.1 million of restricted cash. Additionally, there is $0.1 million outstanding on other secured loans that the Company entered into during 2002 with a separate lender.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $99.0 million in specified payments through 2009, of which $4.2 million is payable in the remainder of 2005. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2005 is presented below (in thousands).

	Payments Due by Period
	Total	Remainder of 2005	2006	2007-2008	2009- 2010	2011 and Thereafter
Medicis obligations	$99,000	$4,200	$7,700	$13,500	$73,600	$—
Convertible debt and related interest	138,210	2,187	4,375	131,648	—	—
Operating leases	24,698	1,772	3,437	6,642	6,525	6,322
Equipment and facility loans	22,981	2,072	3,860	7,720	7,720	1,609
Research and development and purchase commitments	7,391	5,661	1,709	21	—	—

Total	$292,280	$15,892	$21,081	$159,531	$87,845	$7,931

We have also licensed technology from others, for which we are required to pay royalties upon future sales, subject to certain annual minimums totaling $0.5 million.

We are also subject to contingent payments totaling approximately $45.6 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Included in the total amount is $8.5 million of contingent payments related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $89.2 million in net sales revenue to our joint venture from the product’s launch (May 2003) through June 30, 2005. We acquired exclusive rights to Orapred in May 2004 and reported $24.9 million in Orapred net product sales following the acquisition through June 30, 2005. On June 1, 2005 we announced that the FDA granted marketing approval for Naglazyme for the treatment of MPS VI. We reported $0.1 million in Naglazyme net product sales during the second quarter 2005. We have no revenues from sales of our product candidates. As of June 30, 2005, we had an accumulated deficit of $532.6 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our marketing and selling of Orapred and Naglazyme, the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

We will require additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing when needed due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing as we need such funds, we will have to delay or terminate some or all of our product development programs.

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell Naglazyme;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	our ability to successfully market and sell Orapred, including our ability to protect our existing market share and regain market share against generic competition;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	our ability to maintain compliance with our debt covenants;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We believe that our cash, cash equivalents, short-term investment securities, restricted cash balances and cash balances related to long-term debt at June 30, 2005, plus funds received from the public offering of our common stock completed in July 2005 and funds contractually committed to us will be sufficient to meet our operating and capital requirements into the first quarter of 2007. These estimates are based on assumptions and estimates, including the availability of a $25 million loan from Medicis in July 2005. These assumptions and estimates may prove to be wrong. Additionally, we are required to maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in our credit facility with Comerica Bank. We amended our credit facility to reduce the total unrestricted cash balance requirement for each of the months ended November and December 2004 and April and June 2005. We may need to sell equity or debt securities to raise additional funds if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research which could harm our business.

If we fail to maintain regulatory approval to commercially manufacture or sell our drugs or fail to obtain regulatory approval to commercially manufacture drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Aldurazyme, Naglazyme and Orapred have received regulatory approval to be commercially marketed and sold in the U.S., and Aldurazyme has received regulatory approval to be commercially marketed and sold in the E.U. and several other countries. If we fail to obtain regulatory approval for our other product candidates, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

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

After any of our products receive regulatory approval, they remain subject to ongoing FDA regulation, including, for example, changes to the product labeling, new or revised regulatory requirements for manufacturing practices and reporting adverse reactions and other information. If we do not comply with the FDA’s regulations, the range of possible sanctions includes FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of FDA’s review of marketing applications, enforcement actions, including injunctions and civil or criminal prosecution. The FDA can withdraw a product’s approval under some circumstances, such as the failure to comply with existing or future regulatory requirements, or unexpected safety issues. Further, the FDA may condition approval of our product candidates on the completion of additional post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to safety. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the FDA could withdraw our product approval, suspend production or place other marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, our management’s credibility, the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

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

Our product candidates may not receive fast track designation or a six-month review timeframe. Even with fast track designation, it is not guaranteed that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the product had not received fast track designation.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we must obtain regulatory approval of our manufacturing facilities, processes and quality systems; and the manufacture of our drugs must comply with cGMP regulations. The cGMP regulations govern facility compliance, quality control and documentation policies and procedures. In addition, our manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our manufacturing facility in Novato, California (Galli Drive) and cGMP warehouse facilities have been inspected and licensed by the State of California for clinical pharmaceutical manufacture and have been approved by the FDA, the EMEA and Health Canada and health agencies in other countries for the commercial manufacture of Aldurazyme and by the FDA for the commercial manufacture of Naglazyme. We have entered into contracts with third-party manufacturers to produce Orapred and Phenoptin.

Due to the complexity of the processes used to manufacture Aldurazyme, Naglazyme and our product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third-party manufacturer of Aldurazyme, Naglazyme or our product candidates may be unable to comply with cGMP regulations in a cost effective manner. As anticipated by cGMP requirements, manufacturing deviations and deviations from cGMP can and do occur from time to time. When a deviation occurs, we take corrective actions, which may not always be successful. Continued or extensive deviations can cause a manufacturing facility to be out of compliance with cGMP. If we, or our third-party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

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

Aldurazyme and Naglazyme both target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development costs and achieve profitability. Aldurazyme targets patients with MPS I and Naglazyme targets patients with MPS VI. We believe that we will need to market worldwide to achieve significant market penetration of each product. In addition, we are developing other drug candidates to treat conditions, such as other genetic diseases, with small patient populations. Due to the expected costs of treatment for Aldurazyme and Naglazyme, we may be unable to maintain or obtain sufficient market share for Aldurazyme or Naglazyme at a price high enough to justify our product development efforts.

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

The course of treatment for patients using Aldurazyme and Naglazyme is expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Aldurazyme or Naglazyme without reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

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

We currently have limited expertise in obtaining reimbursement. We rely on the expertise of our joint venture partner, Genzyme, to obtain reimbursement for the costs of Aldurazyme. In addition, we will need to develop our own reimbursement expertise for future drug candidates and as necessary to support Orapred and Naglazyme. For our future products and for Naglazyme outside the U.S., we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates, our products may not be commercially viable or our future revenues and gross margins may be adversely affected.

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

As a result of the passage of the MMA, aged and disabled patients jointly eligible for Medicare and Medicaid will receive their prescription drug benefits through Medicare, instead of Medicaid, beginning January 1, 2006. This may relieve some state budget pressures but is unlikely to result in reduced pricing pressures. Many states have begun to implement supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Additionally, in the U.S., we are required to provide rebates to state governments on their purchases of certain of our products under state Medicaid programs. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, reference pricing, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses, health economic assessments, and generic substitution. Several states are also attempting to extend discounted Medicaid prices to non-Medicaid patients. Additionally, notwithstanding the federal law prohibiting pharmaceutical importation, several states have implemented importation schemes for their citizens, usually involving a website that links patients to selected Canadian pharmacies. At least one state has such a program for its state employees. In the absence of federal action to curtail state activities, we expect other states to launch importation efforts. As a result, we expect pressures on pharmaceutical pricing to continue.

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

The patent positions of biopharmaceutical products are complex and uncertain. The scope and extent of patent protection for some of our products and product candidates are particularly uncertain because key information on some of our product candidates has existed in the public domain for many years. Other parties have published the structure of the enzymes and compounds, the methods for purifying or producing the enzymes and compounds or the methods of treatment. The composition and genetic sequences of animal and/or human versions of Aldurazyme, Naglazyme and many of our product candidates have been published and are believed to be in the public domain. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection.

For enzymes or compounds with no prospect of broad composition-of-matter patents, other forms of patent protection or orphan drug status may provide us with a competitive advantage. As a result of these uncertainties, investors should not rely on patents as a means of protecting our products or product candidates, including Aldurazyme, Naglazyme or Orapred.

We own or license patents and patent applications related to Aldurazyme, Naglazyme, Orapred, and certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of reasons, including the following:

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

The USPTO has issued three patents to a third-party that include composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human, recombinant alpha-L-iduronidase. Our lead drug product, Aldurazyme, is based on human, recombinant alpha-L-iduronidase. We believe that these patents are invalid or not infringed on a number of grounds. A corresponding patent application was filed by a third party in the European Patent Office claiming composition-of-matter for human, recombinant alpha-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. However, corresponding applications are still pending in Canada and Japan, and these applications are being prosecuted by the applicants. We do not know whether any of these applications will issue as patents or the scope of the claims that would issue from these applications. In addition, under U.S. law, issued patents are entitled to a presumption of validity, and our challenges to the U.S. patents may be unsuccessful. Even if we are successful, challenging the U.S. patents may be expensive, require our management to devote significant time to this effort and may adversely impact commercialization of Aldurazyme in the U.S.

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

On October 8, 2003, Genzyme, our joint venture partner, and TKT announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and TKT signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, TKT has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme. If any or all of the TKT-licensed patents are deemed (or ruled) to cover Aldurazyme, our joint venture may be required to reach additional accommodations with the holder of the patents, who is not party to the TKT-Genzyme settlement discussed above.

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme or our ability to successfully commercialize Aldurazyme would be delayed or diminished.

We rely on Genzyme to apply the expertise it has developed through the launch and sale of other enzyme-based products to the marketing of Aldurazyme. We have very limited experience selling, marketing or obtaining reimbursement for orphan pharmaceutical products. In addition, without Genzyme we would be required to pursue foreign regulatory approvals. We have limited experience in seeking foreign regulatory approvals.

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

Our strategic alliance with Serono may be terminated at any time by Serono, and if it is terminated, our expenses could increase and our operating performance could be adversely affected.

Serono may terminate the agreement forming our strategic alliance with them at any time by giving 90 days prior written notice if such termination occurs prior to the commercialization of any of the products licensed under our agreement, or by giving 180 days prior written notice if such termination occurs after the commercialization of such a product. Either Serono or we may terminate our strategic alliance under certain circumstances, including if the other party is in material breach of the agreement and does not remedy the breach within a specified period of time, or has suffered certain financial difficulties, including filing for bankruptcy or making an assignment for the benefit of creditors. Although we are not currently in breach of the agreement and we believe that Serono is not currently in breach of the agreement, there is a risk that either party could breach the agreement in the future. Upon a termination of the agreement by Serono by giving notice or by us for a material breach by Serono, all rights licensed to us under the agreement become irrevocable and fully-paid except in those countries where restricted by applicable law or for all intellectual property that Serono does not own. Upon a termination of the agreement by Serono for a material breach by us or based on our financial difficulty, or upon the expiration of the royalty term of the products licensed under the agreement, all rights licensed to Serono under the agreement become irrevocable and fully-paid upon the payment of amounts due by Serono to us which accrued prior to the expiration of the royalty term, except in those countries where restricted by applicable law or for all intellectual property that we do not own and for which we do not have a royalty-free license. Upon a termination of the agreement for a material breach by us or for our financial difficulty, all rights and licenses granted by Serono to us under or pursuant to the agreement will automatically terminate. Under the terms of our agreement with Serono, Serono is responsible to pay for a portion of the development costs of products developed pursuant to such agreement. However, at any time upon 90 days notice, Serono can opt out of this responsibility. If Serono opts out, or if the agreement is terminated by either Serono or us, and we continue the development of products related to that agreement, we would be responsible for 100% of future development costs, and our expenses could increase and our operating performance could be adversely affected.

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

Although we manufacture Aldurazyme and Naglazyme at commercial scale and within our cost parameters, due to the complexity of manufacturing our products we may not be able to manufacture any other drug product successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

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

Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive and may require extended periods of time to develop. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls, and may therefore experience difficulty if further process development is necessary. Even a developed manufacturing process can encounter difficulties due to changing regulatory requirements, human error, mechanical breakdowns, and other events that cannot always be prevented or anticipated.

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

We have built-out approximately 54,000 square feet at our Galli Drive facility for manufacturing capability for Aldurazyme and Naglazyme, including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that developing manufacturing processes for all of our product candidates, will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

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

The processes we use to manufacture our product and product candidates are extremely complex. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Aldurazyme and Naglazyme, have been within our expectations, which are based on industry norms.

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

Our sole manufacturing facility for Aldurazyme and Naglazyme is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Aldurazyme and Naglazyme or our third-party manufacturer’s ability to manufacture Orapred.

Our Galli Drive facility is our only manufacturing facility for Aldurazyme and Naglazyme. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, and the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, our ability to manufacture Aldurazyme and Naglazyme, or to have Orapred manufactured for us, could be seriously, or potentially completely impaired, and our Aldurazyme, Naglazyme and Orapred commercialization efforts and revenue from the sale of Aldurazyme, Naglazyme and Orapred could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

A significant portion of our revenue comes from sales of Orapred and decreased sales or increased operational costs related to Orapred could have an adverse affect on our revenues and operating expenses.

A significant portion of our revenue comes from sales of Orapred, and we anticipate that this will continue in the near term. As such, our operating results are and will be dependent on the sales and performance of Orapred. Decreased sales or increased operational costs related to Orapred, whether due to increased competition, pricing pressure from managed care organizations, increased costs of raw materials or otherwise, could have an adverse affect on our revenues and operating expenses.

In the third quarter of 2004 and the first six months of 2005, the FDA approved several generic products that have the same strength and active ingredient as Orapred. Although there are several other products on the market that have the same or similar ingredients, these newly-approved products have the exact same drug substance and concentration as Orapred. Furthermore, the generic products have an AA equivalence rating to Orapred and, therefore, may be substituted at pharmacies without consulting the prescribing physician. These products have caused Orapred to lose significant market share and we expect that our revenue will continue to decrease. While we are implementing strategies to mitigate the loss of market share, at this time we cannot estimate the magnitude of this impact or if the impact will be short-term or permanent. However, we expect that the impact will continue to be significant and that our revenues and operating expenses will be adversely affected.

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

Our Orapred customers include some of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal and McKesson. For the six months ended June 30, 2005, product sales to these three customers accounted for 86% of our net product sales. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.

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

Our recent reduction in our sales force could adversely affect our ability to market our current and future products and could adversely affect our revenues.

We recently reduced our sales force by 52 employees or approximately 83% of the sales force. We believe that the current size of the sales force is appropriate based on the nature of our products being sold, the expected revenues and the competitive marketplace. We also believe that, to the extent necessary, we could increase the size of our sales force in the future to accommodate demands required by future products. However, if our assessments are incorrect, our ability to market our current and future products could be adversely affected. If this were to happen, the revenues generated by our current and future products would be adversely affected.

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do. With respect to Naglazyme, if our competitors successfully commercialize a product that treats MPS VI in the E.U. before we do, we may effectively be precluded from developing a product to treat that disease because the patient population of the disease is so small. If we do not compete successfully, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

There are a number of competitive products with Orapred that have the same active ingredient. Some of these products are less expensive than Orapred. Additionally, in the third quarter of 2004 and the first six months of 2005, the FDA approved several generic products that have the same strength and active ingredient as Orapred. Although there are several other products on the market that have the same or similar ingredients, these products have the exact same drug substance and concentration as Orapred. Furthermore, the generic products have an AA equivalence rating to Orapred and therefore may be substituted at pharmacies without consulting the prescribing physician. Our revenue from Orapred has been adversely affected by these generic products and will be further adversely affected if we are not able to implement effective defensive strategies or if our existing defensive strategies are not effective.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as NeuroTrans, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Naglazyme, Orapred, Phenoptin and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While certain of our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict their ability to compete with us after their employment is terminated. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our success depends on our ability to manage our growth.

Our rapid growth has strained our managerial, operational, financial and other resources. We expect this growth to continue. Based on the approval of Aldurazyme in the U.S. and E.U., and other countries, we expect that our joint venture with Genzyme will be required to devote additional resources in the immediate future to support the commercialization of Aldurazyme. Similarly, in light of the FDA approval of Naglazyme for the treatment of MPS VI, we expect to devote additional resources in the immediate future to support the commercialization of Naglazyme.

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

Even if our drug products are approved, doctors must use treatments that require using those products. If doctors elect a different course of treatment from that which includes our drug products, this decision would reduce demand for our drug products and adversely affect revenues. For example, if in the future gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, like Aldurazyme and Naglazyme in MPS diseases could be greatly reduced. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. BioMarin/Genzyme LLC maintains product liability insurance for Aldurazyme with aggregate loss limits of $5.0 million. We have also obtained insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates with aggregate loss limits in the U.S. of $15.0 million plus additional clinical liability coverage with lower loss limits in other countries where clinical studies are conducted. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with the commercial use of Orapred, our clinical trials and commercial use of Aldurazyme and Naglazyme, our clinical trials for Phenoptin and Vibrilase, or our clinical trials for our terminated program for Neutralase, for which our insurance coverage may not be adequate.

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

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. New legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have led to an increase in our costs of compliance. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law.

Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Aldurazyme, Naglazyme and Orapred;

•	manufacture, supply or distribution of Aldurazyme, Naglazyme or Orapred;

•	progress of our product candidates through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S. or in the E.U.;

•	actual or anticipated fluctuations in our operating results; and

•	changes in company assessments or financial estimates by securities analysts.

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq National Market and the SWX Swiss Exchange. Listing on both exchanges may increase stock price volatility due to:

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

Our market risks at June 30, 2005 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, on file with the Securities and Exchange Commission.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at June 30, 2005 (in thousands):

	Carrying Value
Cash and cash equivalents	$17,111	*
Short-term investments	9,574	**

Total	$26,685

*	44% of cash and cash equivalents invested in money market funds and 56% of uninvested cash.

**	100% of short-term investments invested in United States agency securities.

Our debt obligations consist of our convertible debt and our equipment and facility loans. Our convertible debt carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The interest rates for certain of our equipment and facility loans are based on the London Inter-Bank Offer Rate (LIBOR) and we are therefore exposed to fluctuations in the LIBOR market. The outstanding principal balance on our equipment and facility loans that carry LIBOR-based rates was $22.8 million as of June 30, 2005. The carrying value of our convertible debt and equipment loans approximates their fair value at June 30, 2005.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 28, 2005, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until there successors are elected:

Director Elected	Vote For	Withheld
Jean-Jacques Bienaimé	55,539,810	21,855
Franz L. Cristiani	55,539,370	22,295
Elaine J. Heron	55,527,970	33,695
Joseph Klein, III	40,298,306	15,570
Pierre Lapalme	55,528,624	33,041
Alan J. Lewis	40,298,306	15,570
Erich Sager	55,425,746	135,919

b)	The selection of KPMG LLP as independent auditors was ratified by a vote of 55,579,617 shares in favor; 30,032 shares against; and 22,164 shares withheld.

Item 5.	Other Information. None.

Item 6.	Exhibits.

1.1	Purchase Agreement, dated July 14, 2005, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed with the Commission on July 15, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Employment Agreement, dated May 11, 2005, by and between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on May 12, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Development, License and Commercialization Agreement, dated May 13, 2005, by and between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.3	License Agreement, dated May 2, 2005, by and between Daiichi Suntory Pharma Co., Ltd. and BioMarin Pharmaceutical Inc., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.4	This Fourth Amendment to Loan and Security Agreement dated June 29, 2005 by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on July 5, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Agreement, dated May 27, 2005, between BioMarin Pharmaceutical Inc. and the Caduceus Group, previously filed with the Commission on June 1, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 4, 2005	By:	/s/ LOUIS DRAPEAU
Louis Drapeau, Senior Vice President, Finance, Chief Financial Officer (On behalf of the registrant and as principal financial officer)

Exhibit Index

1.1	Purchase Agreement, dated July 14, 2005, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed with the Commission on July 15, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.1	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 5, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Employment Agreement, dated May 11, 2005, by and between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on May 12, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2	Development, License and Commercialization Agreement, dated May 13, 2005, by and between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.3	License Agreement, dated May 2, 2005, by and between Daiichi Suntory Pharma Co., Ltd. and BioMarin Pharmaceutical Inc., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.4	This Fourth Amendment to Loan and Security Agreement dated June 29, 2005 by and between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on July 5, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Agreement, dated May 27, 2005, between BioMarin Pharmaceutical Inc. and the Caduceus Group, previously filed with the Commission on June 1, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.