Form 10-Q
period 2005-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2005-11-03
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,888,725 shares common stock, par value $0.001, outstanding as of October 28, 2005.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2004 (1)	September 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,081	$56,213
Short-term investments	35,734	9,700
Restricted cash	25,180	—
Accounts receivable, net	4,047	5,328
Advances to BioMarin/Genzyme LLC	2,160	852
Inventory	2,316	7,720
Other current assets	2,641	2,375

Total current assets	85,159	82,188
Cash balances related to long-term debt	16,406	18,014
Investment in BioMarin/Genzyme LLC	23,129	30,411
Property and equipment, net	42,501	37,799
Acquired intangible assets, net	16,451	15,592
Goodwill	45,053	21,262
Other assets	4,267	3,576

Total assets	$232,966	$208,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,249	$22,936
Current portion of acquisition obligation, net of discount	39,122	7,812
Current portion of equipment and facility loans	3,683	3,884
Current portion of deferred revenue	—	9,592

Total current liabilities	70,054	44,224
Convertible debt	125,000	125,000
Long-term portion of acquisition obligation, net of discount	86,632	71,433
Equipment and facility loan, net of current portion	16,406	18,014
Deferred revenue, net of current portion	—	12,500
Other long-term liabilities	2,852	3,050

Total liabilities	300,944	274,221

Stockholders’ deficit:
Common stock, $0.001 par value: 150,000,000 shares authorized; 64,501,159 and 73,860,139 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	65	74
Additional paid-in capital	421,141	482,658
Accumulated other comprehensive loss	(363)	(16)
Accumulated deficit	(488,821)	(548,095)

Total stockholders’ deficit	(67,978)	(65,379)

Total liabilities and stockholders’ deficit	$232,966	$208,842

(1)	December 31, 2004 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2005

(In thousands, except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Net product sales	$181	$2,456	$4,744	$8,881
Collaborative agreement revenues	—	5,123	—	7,313

Total revenues	181	7,579	4,744	16,194
Operating expenses:
Cost of sales (excludes amortization of developed product technology)	35	164	648	1,301
Research and development	11,806	13,894	37,670	43,708
Selling, general and administrative	12,761	9,797	24,304	30,480
Amortization of acquired intangible assets	1,694	286	2,513	858
Acquired in-process research and development	—	—	35,444	—

Total operating expenses	26,296	24,141	100,579	76,347
Equity in the loss/(income) of BioMarin/Genzyme LLC	507	(3,388)	3,965	(8,766)

Loss from operations	(26,622)	(13,174)	(99,800)	(51,387)
Interest income	573	561	1,997	1,177
Interest expense	(3,429)	(2,863)	(7,218)	(9,064)

Net loss	$(29,478)	$(15,476)	$(105,021)	$(59,274)

Net loss per share, basic and diluted	$(0.46)	$(0.21)	$(1.63)	$(0.88)

Weighted average common shares outstanding, basic and diluted	64,384	71,996	64,316	67,047

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004, and 2005

(In thousands, unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities
Net loss	$(105,021)	$(59,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,520	7,300
Acquired in-process research and development	35,444	—
(Gain) loss on disposals and impairments of property and equipment	(104)	430
Imputed interest on acquisition obligation	5,160	4,240
Equity in the loss/(income) of BioMarin/Genzyme LLC	3,965	(8,766)
Changes in operating assets and liabilities:
Accounts receivable	(119)	(1,281)
Advances to BioMarin/Genzyme LLC	1,891	1,308
Inventory	(790)	(5,404)
Other current assets	(225)	266
Other assets	(190)	53
Note receivable from officer	917	—
Accounts payable and accrued liabilities	8,107	(5,172)
Deferred revenue	—	22,092
Other liabilities	199	198

Net cash used in operating activities	(43,246)	(44,010)

Cash flows from investing activities
Purchase of property and equipment	(16,401)	(1,547)
(Increase) decrease in restricted cash	(25,180)	25,180
Ascent Pediatrics transaction	(14,742)	—
Sale of short-term investments	70,575	26,380
Purchase of short-term investments	(37,435)	—
Investment in BioMarin/Genzyme LLC	(12,448)	—
Distributions from BioMarin/Genzyme LLC	—	1,500
Settlement of dispute with Medicis	—	6,000

Net cash provided by (used in) investing activities	(35,631)	57,513

Cash flows from financing activities
Proceeds from equipment and facility loans	8,173	17,543
Proceeds from ESPP and exercise of stock options	1,016	5,181
Increase in cash balances related to long-term debt	(6,986)	(1,608)
Repayment of equipment and facility loans	(2,150)	(15,734)
Repayment of acquisition obligation	(15,000)	(32,100)
Net proceeds from public offering of common stock	—	56,346
Other	413	—

Net cash provided by (used in) financing activities	(14,534)	29,628

Effect of foreign currency translation on cash	—	1

Net increase (decrease) in cash	(93,411)	43,132
Cash and cash equivalents:
Beginning of period	121,406	13,081

End of period	$27,995	$56,213

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States in April 2003 and in the European Union in June 2003. In May 2005, BioMarin received marketing approval for Naglazyme™ (galsulfase) in the United States. In May 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business. The transaction included: the exclusive marketing and development rights to Orapred® (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma exacerbations in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. See Note 3 for further discussion of the transaction. The Company is incorporated in the state of Delaware.

Through September 30, 2005, the Company had accumulated losses of approximately $548.1 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents, short-term investments, restricted cash, cash balances related to long-term debt at September 30, 2005, and funds contractually committed to the Company, will be sufficient to meet the Company’s obligations into the first quarter of 2007. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the need for additional financings; the financial performance of Orapred, Naglazyme and the Aldurazyme joint venture; significant competition from larger organizations and generic competition with respect to Orapred; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; access to adequate insurance coverage; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the health care industry.

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

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

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

(c) Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

The Company’s revenues consist of Orapred and Naglazyme product sales and revenues from its collaborative agreement with Serono (see Note 6). All Aldurazyme sales are reported by BioMarin/Genzyme LLC and are included in the results of the joint venture (see Note 5).

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

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of revenue from Orapred product sales that the Company recognizes in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the Company’s principal customers for Orapred, and inventory held by retailers. The Company’s revenue from Orapred sales in a particular period is impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories increased substantially, the Company could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

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

Provisions for sales discounts and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. There were no material revisions to management’s estimates of revenue reductions during the third quarter of 2005. These revenue reductions are generally reflected either as a direct reduction to gross sales and accounts receivable through an allowance or as an addition to accrued expenses. The Company generally permits product returns only if the product is damaged or if it is returned near or after expiration. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Orapred customers to make required payments. As of December 31, 2004 and September 30, 2005, the Company had no allowance for doubtful accounts.

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

Naglazyme is generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Because of the pricing of Naglazyme, the limited number of patients and the customers’ limited return right, the specialty pharmacies carry a very limited inventory. Accordingly, the Company expects that sales related to Naglazyme in the U.S. will be closely tied to end-user demand.

The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product sales are recorded. The Company’s reserve calculations require estimates, including estimates of sales mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each period, and records any necessary adjustments to its reserves.

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns of Naglazyme is required, including its patient population, the customers’ limited return rights and the Company’s joint venture’s experience of returns for Aldurazyme, which is a similar product. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Naglazyme customers to make required payments. The Company first recorded sales of Naglazyme during the second quarter of 2005 and as of September 30, 2005, the Company had no allowance for doubtful accounts.

Collaborative agreement revenues – Collaborative agreement revenues from Serono include both license revenue and contract research revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as license revenue over the estimated period for which the Company continues to have a performance obligation. Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represents Serono’s share of Phenoptin™ (sapropterin dihydrochloride) development costs under the agreement. Collaborative agreement revenues include $2.3 million and $3.4 million of the up-front license fee received from Serono recognized as revenue during the three and nine months ended September 30, 2005, respectively, and $2.8 million and $3.9 million of reimbursable Phenoptin development costs incurred during the three and nine months ended September 30, 2005, respectively. The up-front license fee received from Serono is being amortized as revenue on a straight-line basis over approximately 2.75 years, which represents an assumption of the time until European regulatory approval of Phenoptin for the treatment of phenylketonuria (PKU), at which point the Company’s performance obligations for developing Phenoptin for the treatment of PKU will end.

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

Potentially dilutive securities include (in thousands):

	September 30,
	2004	2005
Options to purchase common stock	10,171	7,258
Common stock issuable under convertible debt	8,920	8,920
Portion of acquisition payable in common stock	3,854	985

Total	22,945	17,163

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net loss as reported	$(29,478)	$(15,476)	$(105,021)	$(59,274)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,996)	(2,331)	(11,099)	(7,846)

Pro forma net loss	$(32,474)	$(17,807)	$(116,120)	$(67,120)

Net loss per share as reported, basic and diluted	$(0.46)	$(0.21)	$(1.63)	$(0.88)
Pro forma net loss per share, basic and diluted	(0.50)	(0.25)	(1.81)	(1.00)

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

(h) Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the 2005 presentation.

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

In January 2005, the agreements related to the transaction were amended due to a settlement of a dispute with Medicis and the acquisition obligation was reduced. The effect of these amendments totaled $21.0 million and was recorded in the first quarter of 2005 as a reduction of the acquisition obligation and goodwill. Medicis also agreed to pay the Company $6.0 million for Orapred returns, all of which has been received as of July 2005. Additionally, Medicis agreed to make available to the Company a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions, including a change of control provision. Money advanced under the convertible note is convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the stock for the 20 trading days prior to such advance. The convertible note, once drawn, matures in August 2009, but may be repaid by the Company, at the Company’s option, at any time prior to the maturity date. At the time of repayment, Medicis may elect to receive cash or convert the amount due into shares of the Company’s common stock. As of September 30, 2005, the Company has not made any draws on the note.

The amended transaction agreements provided for total acquisition payments of $169.0 million payable to Medicis in specified amounts through 2009, of which $96.9 million remains payable as of September 30, 2005. The remaining payments to Medicis include a payment due in 2009 of $8.6 million that can be paid in cash or the Company’s common stock, at the Company’s option. The number of shares issuable in 2009, if the Company elects to pay in common stock, will be based on the per share stock price at that time. The total acquisition cost as amended, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, and the $6.0 million reimbursement for product returns discussed above, was $168.0 million. The remaining payments to Medicis are payable as follows (in thousands):

As of September 30, 2005
2005	$2,100
2006	7,700
2007	7,000
2008	6,500
2009	73,600

Total	$96,900

Pursuant to the acquisition, the Company was required to deposit $25.0 million of BioMarin common stock and $25.0 million of cash in escrow until the last of the first four quarterly payments to Medicis were made. The $25.0 million of BioMarin common stock was released in 2004 and the $25.0 million of cash was released in the first six months of 2005.

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

The following unaudited pro forma financial information presents (in thousands) the combined results of operations of BioMarin and the Ascent Pediatrics business for the three months and nine moths ended September 30, 2004 and 2005 as if the acquisition had occurred as of January 1, 2004. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2004. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the Company combined with the Ascent Pediatrics business.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Total revenue	$181	$7,579	$18,340	$16,194
Net loss	(29,478)	(15,476)	(101,123)	(59,274)
Net loss per share, basic and diluted	$(0.46)	$(0.21)	$(1.57)	$(0.88)
Weighted average common shares outstanding, basic and diluted	64,384	71,996	64,316	67,047

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

(4) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (see Note 3) and consist of the Orapred product technology as of September 30, 2005. The gross and net carrying values of the Orapred product technology as of September 30, 2005 were as follows (in thousands):

Gross value	$20,437
Accumulated amortization	(4,845)

Net carrying value	$15,592

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

The Orapred product technology is being amortized on a straight-line basis over its useful life of 15 years. Amortization expense for the three and nine months ended September 30, 2005 was approximately $0.3 million and $0.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2004 was $1.7 million and $2.5 million, respectively. The estimated amortization expense associated with the revised cost basis of the Orapred product technology for each of the succeeding 5 years is approximately $1.1 million per year.

(b) Goodwill

Goodwill as of September 30, 2005 relates to the Ascent Pediatrics transaction completed during May 2004 (see Note 3). The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million, which reflects the reduction for the settlement of the dispute with Medicis during the first quarter of 2005. Using the reporting unit basis required by SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), the Company completed its annual impairment test during December 2004, and determined that no impairment of goodwill existed as of December 31, 2004. There were no events or circumstances since the annual impairment test that indicate that goodwill may be impaired. Whether or not goodwill will be impaired in the future is dependent upon the future sales of Orapred and the successful development and sales of the new formulations of Orapred.

In accordance with FAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has considered and analyzed the impact of the event discussed in Note 13 and the Company’s decreased 2005 Orapred sales expectations and has concluded that the event did not impact the carrying value of the Orapred intangible assets or goodwill at September 30, 2005.

(5) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three and nine months ended September 30, 2004 and 2005 are presented in the table below (in thousands). The equity in the loss/income of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s loss/income. The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. This results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials, which is expected to occur for the majority of the difference by the end of 2005.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenue	$10,332	$20,122	$26,968	$55,201
Cost of goods sold	1,000	4,686	2,551	10,134

Gross profit	9,332	15,436	24,417	45,067
Operating expenses	10,390	8,743	32,433	27,749

(Loss) Income from operations	(1,058)	6,693	(8,016)	17,318
Other income	44	82	86	214

Net (loss) income	$(1,014)	$6,775	$(7,930)	$17,532

Equity in the (loss)/income of BioMarin/Genzyme LLC	$(507)	$3,388	$(3,965)	$8,766

At December 31, 2004 and September 30, 2005, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2004	September 30, 2005
Assets	$58,009	$65,598
Liabilities	(11,751)	(4,777)

Net equity	$46,258	$60,821

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$23,129	$30,411

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

The timing of product shipment and receipts can have a significant impact on the amount of revenue that BioMarin/Genzyme LLC recognizes in a particular period. Also, Aldurazyme is sold in part through distributors, particularly outside of the U.S. Inventory in the distribution channel consists of inventory held by distributors, who are BioMarin/Genzyme LLC’s customers, and inventory held by retailers, such as pharmacies and hospitals. BioMarin/Genzyme LLC’s revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increase to excessive levels, BioMarin/Genzyme LLC could experience reduced sales in subsequent periods. To determine the amount of Aldurazyme inventory in the joint venture’s U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

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

BioMarin/Genzyme LLC records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including the nature of Aldurazyme and its patient population, the customers’ limited return rights, Aldurazyme’s return history, Genzyme’s experience of returns for similar products and BioMarin/Genzyme LLC’s estimate of distribution channel inventory, based on sales and inventory level information provided by the primary distributors for Aldurazyme, as described above. Based on these factors, BioMarin/Genzyme LLC has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

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

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. See Note 5(a) above for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(6) SERONO COLLABORATION

In May 2005, the Company entered into an agreement with Serono S.A. (Serono) for the further development and commercialization of two BioMarin product candidates, Phenoptin and Phenylase (recombinant phenylalanine ammonia lyase). Through the agreement, Serono acquired exclusive rights to market these products in all territories outside the United States and Japan, and BioMarin retained exclusive rights to market these products in the United States. The Company and Serono will generally share equally all development costs following successful completion of Phase 2 trials for each product candidate in each indication. BioMarin and Serono are individually responsible for the costs of commercializing the products within their respective territories. Serono will also pay BioMarin royalties on its net sales of these products.

Pursuant to the agreement, Serono paid BioMarin $25.0 million as consideration for executing the agreement, and will make additional milestone payments of up to $232.0 million based on the successful development and approval of both products in multiple indications, including $45.0 million associated with Phenoptin for the treatment of PKU. The term of the agreement is the later of 10 years after the first commercial sale of the products or the period through the expiration of all related patents within the territories. As of September 30, 2005, deferred revenue included $21.6 million related to the remaining unamortized up-front license fee and accounts receivable included $2.9 million due from Serono for reimbursable Phenoptin development costs.

(7) DAIICHI SUNTORY PHARMA LICENSE

In May 2005, the Company entered into a license agreement with Daiichi Suntory Pharma Co., Ltd. (Daiichi Suntory Pharma) whereby the Company obtained the exclusive worldwide rights, excluding Japan, for the use of tetrahydrobiopterin (6R-BH4) to treat the endothelial dysfunction that causes vascular complications in diabetes, cardiovascular and other diseases. 6R-BH4 is the active pharmaceutical ingredient in Phenoptin. BioMarin paid Daiichi Suntory Pharma $3.3 million in connection with the license, which was included in research and development expense during the second quarter of 2005, and is included in the Company’s results for the nine months ended September 30, 2005.

(8) SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

As of December 31, 2004 and September 30, 2005, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Accounts payable	$946	$539
Accrued accounts payable	13,662	9,750
Accrued vacation	1,357	1,323
Accrued compensation	3,319	2,827
Accrued interest and taxes	330	1,460
Accrued other	2,154	288
Accrued rebates	3,578	5,423
Acquired rebate reserve	1,020	757
Acquired returns reserve	726	374
Current portion of deferred rent	157	195

Total	$27,249	$22,936

As of December 31, 2004 and September 30, 2005, other long-term liabilities consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Long-term portion of returns reserve	$790	$1,052
Long-term portion of deferred rent	2,062	1,998

	$2,852	$3,050

As of December 31, 2004 and September 30, 2005, inventory consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Orapred finished goods	$2,316	$2,572
Naglazyme raw materials	—	1,593
Naglazyme work in process	—	3,555

Total inventory	$2,316	$7,720

A reconciliation of the Company’s gross and net product sales for the three and nine months ended September 30, 2004 and 2005 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Gross product sales	$234	$2,760	$5,416	$10,503
Less allowances for:
Returns	(35)	(20)	(198)	(262)
Rebates	(15)	(253)	(370)	(1,192)
Discounts	(3)	(31)	(104)	(168)

Total allowances	(53)	(304)	(672)	(1,622)

Net product sales	$181	$2,456	$4,744	$8,881

The following non-cash transactions took place in the periods presented (in thousands):

	Nine months ended September 30,
	2004	2005
Acquisition obligation, net of discount	$151,702	$—
Settlement of dispute with Medicis, net of discount	—	22,648

(9) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and September 30, 2005, consisted of (in thousands):

Category	Property & Equipment		Estimated useful lives
	December 31, 2004	September 30, 2005
Leasehold improvements	$57,481	$57,770	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	15,086	13,921	5 years
Computer hardware and software	4,512	4,677	3 years
Office furniture and equipment	3,123	2,915	5 years
Construction-in-progress	240	206

	80,442	79,489
Less: Accumulated depreciation	(37,941)	(41,690)

Total property and equipment, net	$42,501	$37,799

Depreciation expense for the three months ended September 30, 2004 and 2005 was $2.0 million and $1.9 million, respectively, and depreciation expense for the nine months ended September 30, 2004 and 2005 was $6.0 million and $5.8 million, respectively. In late 2004, the Company changed the estimated useful life of certain leasehold improvements. The effect of the change in estimate on the Company’s net loss for the three and nine months ended September 30, 2005 was zero and a decrease of $0.8 million ($0.02 per share), respectively.

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

In connection with the placement of the debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.6 million of amortization expense during the three and nine months ended both September 30, 2004 and 2005, respectively.

(11) EQUIPMENT AND FACILITY LOANS

The Company entered into several agreements for secured loans totaling $2.6 million during 2002. The loans bear interest at rates ranging from 7.88% to 9.33% and are secured by certain manufacturing and laboratory equipment. Additionally, the agreements have covenants that require the Company to maintain a minimum unrestricted cash balance, including short-term investments, of $35.0 million. Should the unrestricted cash balance fall below $35.0 million, the Company can either provide the lender with an irrevocable letter of credit for the amount of the total loans outstanding or repay the loans with prepayment penalties. As of September 30, 2005, $0.1 million was outstanding under these secured loans.

In May 2004, the Company executed a $25.0 million credit facility to finance the Company’s equipment purchases and facility improvements. As of September 30, 2005, $21.8 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.5% (5.57% as of September 30, 2005) are due through maturity in 2011. The facility requires an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender requires that the Company maintain a total unrestricted cash balance, including short-term investments, of at least $45.0 million or a greater amount defined by a calculation provided for in the facility agreement, as previously amended, and that the Company maintain a deposit with the lender equal to the outstanding principal balance. As of September 30, 2005, $21.8 million of the total minimum unrestricted cash balance is required to be maintained in an account with the lender as an unrestricted compensating balance. The facility also contains additional customary covenants. Principal payments due on the Company’s various equipment and facility loans range from approximately $12,000 to $119,000 per month and, in the aggregate, are payable as follows (in thousands):

2005	$989
2006	3,860
2007	3,860
2008	3,860
2009 and thereafter	9,329

Total	$21,898

In February 2005, the $25.0 million credit facility discussed above was amended to provide for an incremental $12.5 million of borrowing capacity to the Company for only the first quarter of 2005. The incremental loan amount was secured by certain cash and short-term investments and was repaid in March 2005.

(12) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. With respect to accounts receivable from Orapred sales, a significant portion of Orapred sales is made to a limited number of financially viable distributors. The Company’s three largest Orapred customers accounted for 44%, 26% and 13% of net Orapred product sales, respectively, or 83% of the Company’s total net Orapred product sales for the nine months ended September 30, 2005. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at September 30, 2005.

(13) REDUCTION OF ORAPRED SALES FORCE

In July 2005, the Company reduced the Orapred sales force through the elimination of 52 positions. The severance and related costs associated with eliminating the 52 sales force positions, plus six non-sales force positions, totaling approximately $0.9 million, were recorded as selling, general and administrative expense in the third quarter of 2005. The Company will continue to market Orapred to managed care organizations and through non-personal promotion activities.

(14) COMMON STOCK OFFERING

In July 2005, the Company completed a public offering of its common stock. In the offering, the Company sold 8,500,000 shares at a price to the public of $7.05 per share, or a total offering price of $59.9 million. The net proceeds were approximately $56.3 million.

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

You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after the filing of this Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

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

Our product portfolio is comprised of three approved products and multiple investigational product candidates. Approved products include Aldurazyme® (laronidase), Orapred® (prednisolone sodium phosphate oral solution), and Naglazyme™ (galsulfase). Aldurazyme has been approved for marketing in the United States (U.S.) by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Medicines Agency (EMEA) and in other countries for the treatment of mucopolysaccharidosis I (MPS I). MPS I is a progressive and debilitating life-threatening genetic disease that frequently results in death during childhood or early adulthood. It is caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). As the first drug approved for the treatment of MPS I, Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I, expiring in 2010 and 2013, respectively. We have developed Aldurazyme through a joint venture with Genzyme Corporation (Genzyme). Aldurazyme net revenue recorded by our joint venture for the third quarter and first nine months of 2005 totaled $20.1 million and $55.2 million, respectively, compared to $10.3 million and $27.0 million for the third quarter and first nine months of 2004, respectively.

In May 2004, we completed the transaction to acquire the business of Ascent Pediatrics from Medicis Pharmaceutical Corp. (Medicis). The Ascent Pediatrics business includes Orapred, a drug primarily used to treat asthma exacerbations in children and other inflammatory conditions and two additional proprietary formulations of Orapred in development. Orapred net product sales for the third quarter and first nine months of 2005 totaled $0.2 million and $6.5 million, respectively, compared to $0.2 million for the third quarter of 2004 and $4.7 million for the first nine months of 2004. In October 2005, we announced that the FDA had accepted for filing the New Drug Application for Orapred ODT™ (prednisolone sodium phosphate orally disintegrating tablets) for the treatment of inflammatory conditions. We expect to receive a response from the FDA in mid-2006.

In May 2005, the FDA granted marketing approval for Naglazyme for the treatment of mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of GAGs. We have also filed for marketing authorization of Naglazyme in the E.U. Naglazyme has been granted orphan drug status in the U.S. and the E.U., which confers seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U., if approved in the E.U., for the treatment of MPS VI. In September 2005, we announced that we received a positive opinion from the EMEA on the Marketing Authorization Application for Naglazyme for MPS VI.

We are developing several product candidates for the treatment of genetic diseases including: Phenoptin™ (sapropterin dihydrochloride), a proprietary oral form of tetrahydrobiopterin (6R-BH4), for the treatment of moderate to mild forms of phenylketonuria (PKU); and Phenylase™ (recombinant phenylalanine ammonia lyase), a preclinical candidate for the treatment of the more severe form of PKU.

In December 2004, we announced that we initiated our Phase 2 clinical trial of Phenoptin for PKU. Patients identified in the Phase 2 clinical trial that meet certain criteria are eligible to enroll in the Phase 3 trial, which began in April 2005. The Phase 3 clinical trial of Phenoptin is expected to be a six-week, multi-center, international, double-blind, placebo-controlled study. We anticipate the trial will enroll patients on an ongoing basis until it is fully enrolled and we expect to release preliminary results from this trial in the first quarter of 2006. As a primary efficacy endpoint, the trial will measure the changes in blood phenylalanine (Phe) level in patients receiving Phenoptin compared to patients receiving placebo. Following the double-blind Phase 3 clinical trial, we expect that the patients in the Phase 3 clinical trial will continue to receive treatment in a 22-week open-label extension study. We also expect to conduct a supplemental diet study in children between the ages of 4 – 12. Results of both the extension study and the supplemental diet study are expected to be included in marketing approval applications to the FDA and EMEA. We have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U.

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

Phenylase is currently in preclinical development. It is being developed as a subcutaneous injection and is intended for those who suffer from classic PKU, the more severe form of the disease, and for those who suffer from the mild to moderate form of the disease but do not respond to Phenoptin. Phenoptin and Phenylase are being developed with Serono S.A. (Serono) pursuant to a Development, License and Commercialization Agreement. Pursuant to this agreement, Serono has acquired exclusive rights to market these products outside of the U.S. and Japan.

We are evaluating other enzyme-based therapies for serious medical conditions including Vibrilase™ (vibriolysin), a topical investigational enzyme therapy for use in the debridement of serious burns. In August 2004, we announced positive data from a Phase 1b clinical trial of Vibrilase. Data from the trial suggest that treatment with Vibrilase is generally safe and well-tolerated. Additionally, we are evaluating preclinical development of several other enzyme product candidates for genetic and other diseases as well as an immune tolerance platform technology to overcome limitations associated with the delivery of existing pharmaceuticals.

In May 2005, we announced the appointment of Jean-Jacques Bienaimé as our new Chief Executive Officer and as a director. In June 2005, we announced that Stephen Aselage was appointed as our Senior Vice President of Global Commercial Operations. In August 2005, we announced the promotion of Jeffrey Cooper to the position of Chief Financial Officer. Mr. Cooper succeeds Louis Drapeau who retired at the end of October 2005.

Also in July 2005, we completed a public offering of our common stock. In the offering, we sold 8,500,000 shares at a price to the public of $7.05 per share, or a total offering price of $59.9 million. The net proceeds were approximately $56.3 million.

Key components of our results of operations for the three and nine months ended September 30, 2004 and 2005, include the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Total net product sales	$181	$2,456	$4,744	$8,881
Research and development expense	11,806	13,894	37,670	43,708
Net loss	(29,478)	(15,476)	(105,021)	(59,274)
Orapred acquisition-related expenses	3,826	1,504	41,448	5,212

Cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $83.9 million as of September 30, 2005 compared to $90.4 million as of December 31, 2004.

In July 2005, we announced that we reduced the Orapred sales force through the elimination of 52 positions. Severance and related costs and payments of approximately $0.9 million, associated with eliminating the 52 sales force positions, plus six non-sales force positions, were recognized in the third quarter of 2005, and no additional costs are anticipated in future periods. The total cost included $0.6 million for severance and employee related costs, $0.2 million for auto leases and $0.1 million for placement services. We will continue to market Orapred to managed care organizations and through non-personal promotion activities.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net losses, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Unless otherwise noted below, there have not been any recent changes to our assumptions, judgments or estimates included in our critical accounting policies. We believe that the assumptions, judgments and estimates involved in the accounting for our equity in the loss/income of BioMarin/Genzyme LLC, impairment of long-lived assets, revenue recognition, income taxes, inventory, research and development, and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Equity in the loss/(income) of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss/income for the period. Advances to BioMarin/Genzyme LLC include the current receivable from the joint venture for the reimbursement related to our services provided to the joint venture and the investment in BioMarin/Genzyme LLC includes our share of the joint venture’s cash, accounts receivable and inventory.

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

We have considered and analyzed the impact of the event discussed in Note 13 and our 2005 Orapred sales expectations and have concluded that they do not impact the carrying value of the Orapred intangible assets or goodwill at September 30, 2005.

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

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of revenue from Orapred product sales that we recognize in a particular period. Also, the majority of Orapred sales are made to wholesalers, which, in turn resell the product to retail outlets. Orapred inventory in the distribution channel consists of inventory held by wholesalers, who are our principal customers, and inventory held by retailers. Our revenue from Orapred sales in a particular period is impacted by increases or decreases in wholesalers’ inventory levels. From time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of Orapred in excess of the current market demand, at their discretion, in anticipation of future price increases. If wholesaler inventories of Orapred substantially exceed retail demand, we could experience reduced revenue from sales in subsequent periods, or product returns from the distribution channel due to overstocking, low end-user demand or product expiration.

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

Provisions for sales discounts and estimates for chargebacks and product returns are established as a reduction of product sales at the time such revenues are recognized. These revenue reductions are established by our management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to gross sales and accounts receivable through an allowance or as an addition to accrued expenses. We generally permit product returns only if the product is damaged or if it is returned near or after expiration.

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

The amount of Orapred returns compared to sales has been reasonably consistent historically. Our experience is that the length of time between the period of original sale and the product return is between one and two years. Because the product has been on the market for approximately four years and the product expiration dating is two to three years, we are continuing to obtain and analyze the returns history. Our evaluation of such factors has not resulted in material revisions to our estimates of future product returns for our current sales. However, to the extent actual chargebacks and product returns differ from management’s estimates, additional reserves may be required. Additionally, in the Ascent Pediatrics transaction we acquired liabilities for certain Orapred product returns and unclaimed rebates for the period prior to our acquisition of the product. We may need to adjust our estimates of these liabilities in the future.

As discussed above, our estimates of revenue dilution items are based primarily on the historical experience for the product, as adjusted to reflect known changes in the factors that impact the revenue dilutions. The nature and amount of our current estimates of the applicable revenue dilution item that are applied to gross sales of Orapred to derive net sales are described in the table below. The rebate allowance rates disclosed below reflect an increase in late 2004 to our expected future rebates based on increased managed care organization and Medicaid rebate rates being implemented in response to the recently approved generic competitor of Orapred that has the same strength and route of administration as Orapred. Prior to the introduction of the new generic competitor of Orapred, our estimated provision for rebates as a percentage of gross sales was 6-8%. There were no material revisions to management’s estimates of revenue dilution items during the third quarter of 2005, although we expect that our rebate rates will continue to increase in the future. There are no additional material revenue dilution items other than those disclosed below and there have been no material revisions to our estimates of our revenue dilution items to date, except as discussed above.

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

We record reserves for rebates payable under Medicaid and other government programs, as a reduction of revenue at the time product sales are recorded. Our reserve calculations require estimates, including estimates of sales mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period, and record any necessary adjustments to our reserves.

We record allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including its patient population, the customers’ limited return rights and our joint venture’s experience of returns for Aldurazyme. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

As Naglazyme was approved for commercial sale in the United States during the second quarter of 2005, we have limited historical experience with rebates and returns specific to Naglazyme. Until adequate historical experience is obtained to serve as a reasonable basis for our estimates of rebates and returns, management will use, to the extent available, current estimated distribution channel inventory data, estimated sales mix of which sales will be eligible for rebates, estimated rebate rates for state Medicaid programs and other government programs, as well as experience obtained through the commercialization of Aldurazyme by our joint venture with Genzyme. The nature and amount of our current estimates of the applicable revenue dilution item that are applied to gross sales of Naglazyme to derive net sales are described in the table below.

Revenue Dilution Item	Estimated Rate	Description
Cash Discounts	1-2%	Discounts offered to customers for prompt payment of accounts receivable
Rebates	8-9%	Rebates offered to state Medicaid and other government programs

Total	9-11%

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

Our estimates of the period over which we have an ongoing performance obligation are based on the contractual terms of the underlying arrangement, the level of effort required for us to fulfill our obligation and the anticipated timing of the fulfillment of our obligation. Accordingly, we have deferred the up-front license fee received from Serono and will initially recognize it as revenue on a straight-line basis over approximately 2.75 years, which represents an assumption of the time until European regulatory approval of Phenoptin for the treatment of PKU, at which point the Company’s performance obligations for developing Phenoptin for the treatment of PKU will end. Our assumption of the Phenoptin commercialization period is based on several underlying assumptions about uncertain events, including actions by European regulatory authorities, results of our ongoing clinical trials and successful commercial scale manufacturing of Phenoptin. As Phenoptin advances through the clinical development and regulatory process, our estimates of our performance obligation period may change. Changes in our estimates of our performance obligation period will be recognized prospectively over the remaining estimated performance obligation period. We regularly review our estimates of the period over which we have an ongoing performance obligation.

Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represented Serono’s share of Phenoptin development costs under the agreement.

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

Quarter Ended September 30, 2005

BioMarin Results of Operations

Net Loss

Our net loss in the third quarter of 2005 was $15.5 million as compared to $29.5 million in the third quarter of 2004. Net loss for the third quarter of 2005 decreased primarily as a result of the following (in millions):

Net loss for the third quarter of 2004	$(29.5)
Increased profits from BioMarin/Genzyme LLC	3.9
Decreased Naglazyme research and development expenses	2.2
Decreased sales and marketing expenses for Orapred	3.8
Expenses directly related to reduction of the Ascent Pediatrics sales force	(0.9)
Phenoptin collaborative agreement revenues	5.1
Increased Naglazyme net sales	2.3
Decreased expenses related to the Ascent Pediatrics acquisition	2.3
Absence of former CEO separation costs	2.9
Increased Phenoptin research and development expenses	(3.4)
Increased sales and marketing for Naglazyme commercialization	(1.3)
Orapred new formulation development	(1.2)
Increase in other expenses, net	(0.3)
Increased corporate costs and other	(1.4)

Net loss for the third quarter of 2005	$(15.5)

The increase in profits from BioMarin/Genzyme LLC during the third quarter of 2005 as compared to the third quarter of 2004 is primarily the result of increased Aldurazyme sales, which are recorded through the joint venture with Genzyme. Phenoptin research and development expenses primarily include pre-approval manufacturing and clinical trial costs. Naglazyme research and development expenses primarily include long-term clinical trial costs. The increase in corporate expenses is largely attributable the expansion of our corporate facilities and administrative support costs.

Net Product Sales and Gross Profit

In May 2005, we received marketing approval for Naglazyme in the United States, and began shipping product in late June 2005. Net product sales for Naglazyme for the third quarter of 2005 were $2.3 million. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, all of the product sold to date had a zero cost basis. We expect to report lower cost of goods sold for Naglazyme until all of the inventory manufactured prior to marketing approval is sold or used in clinical trials. We estimate that the majority of the zero balance inventory will be sold by the first quarter of 2007.

Also, commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the third quarter of 2005, we recognized $0.2 million of net product sales of Orapred, including its branded and authorized generic products. Gross profit for the third quarter of 2005 was $0.1 million, representing a gross margin of approximately 72%. Net sales of Orapred during the third quarter of 2005 were lower than expected as a result of increased generic competition. Orapred net product sales and gross profit during the third quarter of 2004 totaled $0.2 million and $0.1 million, respectively, representing a gross margin of approximately 81%. We expect that the gross margins related to Orapred will continue to decline in the future due to increased rebates offered to managed care organizations and if our authorized generic product discussed below, which is priced lower than the branded version, becomes a larger portion of total Orapred sales. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

New generic competitors to Orapred were introduced into the market in the fourth quarter of 2004 and the second quarter of 2005, which have adversely affected the net product sales of Orapred. Although we are implementing strategies to counter this effect, we expect the adverse impact on net product sales to continue in the future. In March 2005, we launched an authorized Orapred generic product and recognized $0.1 million of related net product sales during the third quarter of 2005, which is included in the $0.2 million of total Orapred net product sales during the quarter.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Serono. Collaborative agreement revenues of $5.1 million for the third quarter of 2005 include the amortization of $2.3 million of the up-front license fee received from Serono recognized as revenue during the period and $2.8 million of reimbursable Phenoptin development costs incurred during the period.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing expenses and quality control and assurance prior to regulatory approval and other product development expenses such as regulatory costs. Research and development expenses increased by $2.1 million to $13.9 million in the third quarter of 2005 from $11.8 million in the third quarter of 2004. Research and development expenses increased in the third quarter of 2005 primarily as a result of the following (in millions):

Research and development expense for the third quarter of 2004	$11.8
Increased Phenoptin research and development	3.3
Increased Orapred new formulation development	1.3
Decreased Naglazyme research and development	(2.2)
Other	(0.3)

Research and development expense for the third quarter of 2005	$13.9

The increase in Phenoptin development costs is primarily due to increased clinical trial expenses due to the continuation of the Phase 3 clinical trial and pre-approval manufacturing expenses. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses, after marketing approval was received in May 2005. We expect to incur significant Naglazyme research and development costs in the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes sales and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Orapred and Naglazyme; human resources; finance and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses decreased by $3.0 million to $9.8 million in the third quarter of 2005 from $12.8 million in the third quarter of 2004. The primary components of the decrease between the third quarter of 2004 and the third quarter of 2005 include the following (in millions):

Selling, general and administrative expense for the third quarter of 2004	$12.8
Increased Naglazyme commercialization expenses	1.3
Decreased Orapred sales and marketing expenses	(3.8)
Expenses directly related to reduction of the Ascent Pediatrics sales force	0.9
Absence of former CEO separation costs	(2.9)
Increased corporate expenses, primarily facility and administrative support costs	1.5

Selling, general and administrative expense for the third quarter of 2005	$9.8

The decrease in Orapred sales and marketing expenses is primarily attributable to the decreased Orapred sales force and sales and marketing efforts during the third quarter of 2005, reducing overall expenses for the period by $3.8 million. The increase in corporate expenses is largely attributable to the expansion of our corporate facilities and administrative support costs.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years and the amortization expense for the third quarter of 2005 was $0.3 million, as compared to $1.7 million during the third quarter of 2004. The decrease in amortization expense for the third quarter of 2005 is primarily attributable to the lower asset value resulting from the impairment charge recognized in the fourth quarter of 2004. We expect that the recurring annual amortization expense associated with the transaction will be approximately $1.1 million.

Equity in the Loss/(Income) of BioMarin/Genzyme LLC

Equity in the loss/income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss/income for the period. Equity in the income of BioMarin/Genzyme LLC was $3.4 million in the third quarter of 2005 compared to a loss of $0.5 million in the third quarter of 2004. The increase in profit from BioMarin/Genzyme LLC in the third quarter of 2005 was principally due to the $9.8 million increase in Aldurazyme net revenue, which totaled $20.1 million in the third quarter of 2005 compared to $10.3 million in the third quarter of 2004. See the “BioMarin/Genzyme LLC Results of Operations” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income of $0.6 million did not change significantly in the third quarter of 2005 compared to the third quarter of 2004.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction of $1.2 million and $2.1 million for the third quarter of 2005 and 2004, respectively. Interest expense was $2.9 million and $3.4 million in the third quarter of 2005 and the third quarter of 2004, respectively. The decrease in interest expense of $0.5 million in the third quarter of 2005 includes $0.9 million of imputed interest expense offset by $0.4 million of other interest expense due to higher outstanding balances on our equipment and facility loans. The decrease in imputed interest expense is attributable to the reduction of the acquisition obligation due in part to the settlement of a dispute with Medicis recognized in the first quarter of 2005.

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

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003 and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $20.1 million and $10.3 million of net revenue in the third quarter of 2005 and the third quarter of 2004, respectively. The increase in net revenue from the third quarter of 2004 to the third quarter of 2005 of $9.8 million is primarily attributable to an increase in the number of patients initiating therapy. There were approximately 360 and 260 commercial patients on therapy at the end of the third quarter of 2005 and the third quarter of 2004, respectively.

Gross profit was $15.4 million and $9.3 million for the third quarter of 2005 and the third quarter of 2004, respectively, representing gross margins of approximately 77% and 90%, respectively. The decrease in gross margin during the third quarter of 2005 compared to the third quarter of 2004 is attributable to the recognition of higher cost of sales in the third quarter of 2005 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval, which has a higher cost basis. Excluding the effect of the difference in inventory cost basis between us and the joint venture, gross profit was $13.8 million and $6.5 million, representing gross margins of 69% and 63%, for the third quarter of 2005 and 2004, respectively.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $8.7 million for the third quarter of 2005 as compared to $10.4 million for the third quarter of 2004. Operating expenses in the third quarter of 2005 included $5.2 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $3.5 million of research and development costs, primarily clinical trial costs. Operating expenses in the third quarter of 2004 included $6.5 million of selling, general and administrative expenses associated with the commercial support and launch of Aldurazyme and $3.9 million of research and development expenses.

Nine Months Ended September 30, 2005

BioMarin Results of Operations

Net Loss

Our net loss for the first nine months of 2005 was $59.3 million as compared to $105.0 million for the first nine months of 2004. Net loss for the first nine months of 2005 decreased primarily as a result of the following (in millions):

Net loss for the first nine months of 2004	$(105.0)
Increased profits from BioMarin/Genzyme LLC	12.7
Decreased expenses related to the Ascent Pediatrics acquisition	36.2
Decreased Naglazyme research and development expenses	7.2
Phenoptin collaborative agreement revenues	7.3
Expenses directly related to reduction of the Ascent Pediatrics sales force	(0.9)
Increased Naglazyme net sales	2.4
Absence of former CEO separation costs	2.9
Increased Phenoptin research and development expenses	(11.3)
Increased sales and marketing for Naglazyme commercialization	(3.1)
Orapred new formulation development	(2.0)
Increase in other expenses, net	(1.7)
Increased corporate costs and other	(4.0)

Net loss for the first nine months of 2005	$(59.3)

The increase in profits from BioMarin/Genzyme LLC during the first nine months of 2005 as compared to the first nine months of 2004 is primarily the result of increased Aldurazyme sales, which are recorded through the joint venture with Genzyme. Expenses related to the Ascent Pediatrics acquisition during the second quarter of 2004 that were not incurred during the nine months ended September 30, 2005, primarily include acquired in-process research and development of $35.4 million, offset by increased imputed interest expense of $1.0 million. Phenoptin research and development expenses primarily include the $3.3 million upfront license payment to Daiichi Suntory Pharma during the second quarter of 2005, pre-approval manufacturing expenses and clinical trial costs. Naglazyme research and development expenses primarily include long-term clinical trial costs. The increase in corporate expenses is largely attributable the expansion of our corporate facilities and administrative support costs.

Net Product Sales and Gross Profit

In May 2005, we received marketing approval for Naglazyme in the United States, and began shipping product in late June 2005. Net product sales for Naglazyme for the first nine months of 2005 were $2.4 million. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, all of the product sold to date had a zero cost basis. We expect to report lower cost of goods sold for Naglazyme until all of the inventory manufactured prior to marketing approval is sold or used in clinical trials. We estimate that the majority of the zero balance inventory will be sold by the first quarter of 2007.

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the first nine months of 2005, we recognized $6.5 million of net product sales of Orapred, including its branded and authorized generic products. Gross profit for the first nine months of 2005 was $5.3 million, representing a gross margin of approximately 82%. Orapred net product sales of $4.7 million and gross profit of $4.1 million were recognized during the first nine months of 2004, representing a gross margin of approximately 86%. We expect that the gross margins related to Orapred will continue to decline in the future due to increased rebates offered to managed care organizations and if our authorized generic product discussed below, which is priced lower than the branded version, becomes a larger portion of total Orapred sales. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

New generic competitors to Orapred were introduced into the market in the fourth quarter of 2004 and the second quarter of 2005, which have adversely affected the net product sales of Orapred. Although we are implementing strategies to counter this effect, we expect the adverse impact on net product sales to continue in the future. In March 2005, we launched an authorized Orapred generic product and recognized $1.4 million of related net product sales during the first nine months of 2005, which is included in the $6.5 million of total Orapred net product sales during the first nine months of 2005.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Serono. Collaborative agreement revenues of $7.3 million for the first nine months of 2005 include the amortization of $3.4 million of the up-front license fee received from Serono recognized as revenue during the period and $3.9 million of reimbursable Phenoptin development costs incurred during the period.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing and quality control and assurance prior to regulatory approval and other product development expenses such as regulatory costs. Research and development expenses increased by $6.0 million to $43.7 million in the first nine months of 2005 from $37.7 million in the first nine months of 2004. Research and development expenses increased in the first nine months of 2005 primarily as a result of the following (in millions):

Research and development expense for the first nine months of 2004	$37.7
Increased Phenoptin research and development	11.3
Increased Orapred new formulation development	2.0
Decreased Naglazyme research and development	(7.2)
Other	(0.1)

Research and development expense for the first nine months of 2005	$43.7

The increase in Phenoptin development costs for the nine months ended September 30, 2005 is primarily due to the $3.3 million upfront license payment to Daiichi Suntory Pharma in the second quarter of 2005 and increased clinical trial expenses due to the Phase 3 clinical trial. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses after marketing approval was received in May 2005. We expect to incur significant Naglazyme research and development costs in the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes sales and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Orapred and Naglazyme; human resources; finance and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses, including expenses related to the proxy contest with respect to the election of directors at our annual meeting. Selling, general and administrative expenses increased by $6.2 million to $30.5 million in the first nine months of 2005 from $24.3 million in the first nine months of 2004. The primary components of the increase between the first nine months of 2004 and the first nine months of 2005 include the following (in millions):

Selling, general and administrative expense for the first nine months of 2004	$24.3
Increased Naglazyme commercialization expenses	3.1
Increased Orapred sales and marketing expense	1.0
Expenses directly related to reduction of the Ascent Pediatrics sales force	0.9
Absence of former CEO separation costs	(2.9)
Increased corporate expenses, primarily facility, administrative support and legal costs	4.1

Selling, general and administrative expense for the first nine months of 2005	$30.5

The increase in Orapred sales and marketing is attributable to the timing of the May 2004 acquisition and the resulting four months of expenses in 2004 compared to six months of expenses in 2005, prior to the reduction of the Orapred sales force in July 2005. The increase in corporate expenses is largely attributable to the expansion of our corporate facilities, administrative support costs and legal fees associated with the proxy contest resolved during the second quarter of 2005.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over 15 years and the amortization expense for the first nine months of 2005 was $0.9 million, as compared to $2.5 million during the first nine months of 2004. The decrease in amortization expense for the first nine months of 2005 is primarily attributable to the lower asset value resulting from the impairment charge recognized in the fourth quarter of 2004. We expect that the recurring annual amortization expense associated with the transaction will be approximately $1.1 million.

Equity in the Loss/(Income) of BioMarin/Genzyme LLC

Equity in the loss/income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss/income for the period. Equity in the income of BioMarin/Genzyme LLC was $8.8 million in the first nine months of 2005 compared to a loss of $4.0 million in the first nine months of 2004. The increase in profit from BioMarin/Genzyme LLC in the first nine months of 2005 was principally due to the $28.2 million increase in Aldurazyme net revenue, which totaled $55.2 million in the first nine months of 2005 compared to $27.0 million in the first nine months of 2004. See the “BioMarin/Genzyme LLC Results of Operations” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $1.2 million in the first nine months of 2005 from $2.0 million in the first nine months of 2004. The decrease is primarily due to decreased levels of cash and investments during the first nine months of 2005 compared to the first nine months of 2004.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted obligation for the Ascent Pediatrics transaction of $4.2 million and $3.2 million for the first nine months of 2005 and 2004, respectively. Interest expense was $9.1 million and $7.2 million in the first nine months of 2005 and the first nine months of 2004, respectively. The increase in interest expense of $1.9 million in the first nine months of 2005 includes $1.0 million of imputed interest expense and $0.9 million due to higher outstanding balances on our equipment and facility loans. The increase in imputed interest expense is attributable in part to the timing of the May 2004 acquisition and the resulting four months of expense in 2004 compared to nine months of expense in 2005.

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

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003, and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $55.2 million and $27.0 million of net revenue in the first nine months of 2005 and the first nine months of 2004, respectively. The increase in net revenue from the first nine months of 2004 to the first nine months of 2005 of $28.2 million is primarily attributable to an increase in the number of patients initiating therapy. There were approximately 360 and 260 commercial patients on therapy at the end of the third quarter of 2005 and the third quarter of 2004, respectively.

Gross profit was $45.1 million and $24.4 million for the first nine months of 2005 and first nine months of 2004, respectively, representing gross margins of approximately 82% and 90%, respectively. The decrease in gross margin during the first nine months of 2005 compared to the first nine months of 2004 is attributable to the recognition of higher cost of sales in the first nine months of 2005 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval. Excluding the effect of the difference in inventory cost basis between us and the joint venture, gross profit was $37.2 million and $17.2 million, representing gross margins of 67% and 64%, for the first nine months of 2005 and 2004, respectively.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $27.7 million for the first nine months of 2005 as compared to $32.4 million for the first nine months of 2004. Operating expenses in the first nine months of 2005 included $16.5 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $11.2 million of research and development costs, primarily clinical trial costs. Operating expenses in the first nine months of 2004 included $20.4 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme and $12.0 million of research and development expenses.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment and other commercial financing, collaborative agreements and the related interest income earned on cash, cash equivalents and short-term investments. Cash inflows during the first nine months of 2005 include net proceeds of $56.3 million from the public offering of our common stock in July 2005, $25.0 million received from Serono as consideration for execution of the Development, License and Commercialization Agreement, $1.1 million received from Serono for expense reimbursement related to the development of Phenoptin for PKU, $1.8 million of net proceeds from our equipment and facility loan and $5.2 million from stock option exercises and our employee stock purchase plan. In the public offering of our common stock in July 2005, we sold 8,500,000 shares at a price to the public of $7.05 per share, or total gross offering proceeds of $59.9 million. The equipment and facility loan proceeds exclude the $12.5 million of temporary incremental borrowings that were both drawn and repaid during the first quarter of 2005. The primary sources of cash during 2004 were loan proceeds totaling $20.0 million. The primary uses of cash during the first nine months of 2005 were to finance operations, which primarily included the manufacturing and clinical trials of Naglazyme and Phenoptin and the related supporting functions, the $3.3 million upfront license payment to Daiichi Suntory Pharma, payments to Medicis related to the Ascent Pediatrics transaction and the manufacturing of Orapred and Naglazyme.

As of September 30, 2005, our combined cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt totaled $83.9 million, a decrease of $6.5 million from $90.4 million at December 31, 2004. Cash balances related to long-term debt represent an amount totaling $18.0 million as of September 30, 2005 that is a portion of the funds that we are required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that we entered into in May 2004. This amount is equal to the long-term portion of the outstanding balance under this facility. The maintenance of a deposit equal to the outstanding amount under the facility is a covenant of the facility and the failure to satisfy this covenant would constitute a default under the facility. However, we have the ability to access the amount at our discretion and therefore it is not restricted cash. In February 2005, the Comerica equipment and facility loan was amended to provide for an incremental $12.5 million of borrowing capacity to us for only the first quarter of 2005. The incremental loan amount was secured by certain cash and short-term investments and was repaid in March 2005.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. Medicis may only exercise the conversion right at the maturity or earlier repayment of the loan. As of September 30, 2005, we have not made any draws on the note. We anticipate that we will only draw funds from this note to the extent necessary to fund operations or to maintain financial covenants. Medicis also agreed to pay us $6.0 million for Orapred returns, all of which has been received as of July 2005.

The $6.5 million decrease in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt during the first nine months of 2005 includes net proceeds from the public offering of common stock of $56.3 million. Excluding the offering proceeds, the decrease in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt was $62.8 million, which was $31.9 million less than the net decrease in cash, cash equivalents, short-term investments and restricted cash during the first nine months of 2004 of $94.7 million. The primary items contributing to the decrease in net cash outflow in 2005 were the receipt of the $25.0 million from Serono, decreased capital expenditures of $14.9 million, decreased cash investments in the joint venture of $14.0 million and the reimbursement from Medicis for Orapred returns of $6.0 million. These decreases were partially offset by an increased net paydown of accounts payable and accrued liabilities of $13.3 million, increased product program development activities of $8.7 million and increases in net payments for working capital such as Naglazyme and Orapred inventory and accounts receivable of $5.8 million.

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

As a result of the Ascent Pediatrics transaction and the January 2005 amendments to the transaction agreements, we expect to pay Medicis $96.9 million in specified cash payments through 2009, of which $2.1 million is payable in the remainder of 2005.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents and short-term investments, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current cash, short-term investments and cash balances related to long-term debt, plus funds received from the public offering of our common stock completed in July 2005 and funds contractually committed to us will meet our operating and capital requirements into the first quarter of 2007.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the three and nine months ended September 30, 2004 and 2005 and for the period since inception (March 1997) represent the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005	Since Program Inception
Naglazyme	$5.7	3.4	$24.5	$17.3	$91.2
Phenoptin	2.6	6.0	5.0	16.3	25.3
Orapred	1.0	2.4	1.2	3.6	5.5
Vibrilase	0.1	0.1	0.3	0.3	8.4
Not allocated to specific major current projects	2.4	2.0	6.7	6.2	107.8

Total	$11.8	$13.9	$37.7	$43.7	$238.2

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Factors That May Affect Future Results” for a discussion of the reasons that we are unable to estimate such information, and in particular “—If we fail to maintain regulatory approval to commercially manufacture or sell our drugs or fail to obtain regulatory approval to commercially manufacture drug products, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

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

We have entered into a $25.0 million credit facility with Comerica Bank executed in May 2004, to finance our equipment purchases and facility improvements. The outstanding loan balance totaled $21.8 million at September 30, 2005. The loan bears interest ranging from 4.72% to 5.19% and is secured by liens on certain assets. Payments of principal and interest are due through maturity of the credit facility in 2011. Comerica Bank requires that we maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in the credit agreement, as previously amended, and that we maintain a deposit with Comerica Bank equal to the outstanding principal balance. Our unrestricted cash as of September 30, 2005 totaled $83.9 million. Additionally, there is $0.1 million outstanding on other secured loans that the Company entered into during 2002 with a separate lender.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $96.9 million in specified payments through 2009, of which $2.1 million is payable in the remainder of 2005. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of September 30, 2005 is presented below (in thousands).

	Payments Due by Period
	Total	Remainder of 2005	2006	2007-2008	2009- 2010	2011 and Thereafter
Medicis obligations	$96,900	$2,100	$7,700	$13,500	$73,600	$—
Convertible debt and related interest	138,210	2,187	4,375	131,648	—	—
Operating leases	23,820	894	3,437	6,642	6,525	6,322
Equipment and facility loans	21,898	989	3,860	7,720	7,720	1,609
Research and development and purchase commitments	9,240	4,983	4,127	109	21	—

Total	$290,068	$11,153	$23,499	$159,619	$87,866	$7,931

We have also licensed technology from others, for which we are required to pay royalties upon future sales, subject to certain annual minimums totaling $0.5 million.

We are also subject to contingent payments totaling approximately $46.1 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Included in the total amount is $8.9 million of contingent payments related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

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

Since we began operations in March 1997, we have been engaged primarily in research and development and have operated at a net loss for the entire time. Our first product, Aldurazyme, was approved for commercial sale in the U.S. and the E.U. and has generated approximately $109.3 million in net sales revenue to our joint venture from the product’s launch (May 2003) through September 30, 2005. We acquired exclusive rights to Orapred in May 2004 and reported $25.1 million in Orapred net product sales following the acquisition through September 30, 2005. On June 1, 2005 we announced that the FDA granted marketing approval for Naglazyme for the treatment of MPS VI. We reported $2.4 million in Naglazyme net product sales during the first nine months of 2005. We have no revenues from sales of our product candidates. As of September 30, 2005, we had an accumulated deficit of $548.1 million. We expect to continue to operate at a net loss for the foreseeable future. Our future profitability depends on our marketing and selling of Orapred and Naglazyme, the successful commercialization of Aldurazyme by our joint venture partner, Genzyme, our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

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

We believe that our cash, cash equivalents, short-term investment securities and cash balances related to long-term debt at September 30, 2005, plus funds contractually committed to us will be sufficient to meet our operating and capital requirements into the first quarter of 2007. These estimates are based on assumptions and estimates, including the availability of a $25 million loan from Medicis in July 2005. These assumptions and estimates may prove to be wrong. Additionally, we are required to maintain a total unrestricted cash balance of at least $45.0 million or a greater amount defined by a calculation provided for in our credit facility with Comerica Bank. We amended our credit facility to reduce the total unrestricted cash balance requirement for each of the months ended November and December 2004 and April and June 2005. We may need to sell equity or debt securities to raise additional funds if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research which could harm our business.

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

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Union orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the E.U. with a 10-year period of market exclusivity.

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

We have built-out approximately 54,000 square feet at our Galli Drive facility for manufacturing capability for Aldurazyme and Naglazyme, including related quality control laboratories, materials capabilities, and support areas. We expect to add additional capabilities in stages over time, which could create additional operational complexity and challenges. We expect that developing manufacturing processes for all of our product candidates will require significant time and resources before we can begin to manufacture them (or have them manufactured by third parties) in commercial quantity at an acceptable cost.

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

We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, most of our revenues are derived from three major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and purchase patterns, this process is inherently imprecise. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages.

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

During the third quarter, we reduced our sales force by 52 employees or approximately 83% of the sales force. We believe that the current size of the sales force is appropriate based on the nature of our products being sold, the expected revenues and the competitive marketplace. We also believe that, to the extent necessary, we could increase the size of our sales force in the future to accommodate demands required by future products. However, if our assessments are incorrect, our ability to market our current and future products could be adversely affected. If this were to happen, the revenues generated by our current and future products would be adversely affected.

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

There are a number of competitive products with Orapred that have the same active ingredient. Some of these products are less expensive than Orapred. Additionally, in the third quarter of 2004 and the first nine months of 2005, the FDA approved several generic products that have the same strength and active ingredient as Orapred. Although there are several other products on the market that have the same or similar ingredients, these products have the exact same drug substance and concentration as Orapred. Furthermore, the generic products have an AA equivalence rating to Orapred and therefore may be substituted at pharmacies without consulting the prescribing physician. Our revenue from Orapred has been adversely affected by these generic products and will be further adversely affected if we are not able to implement effective defensive strategies or if our existing defensive strategies are not effective.

If we fail to compete successfully with respect to acquisitions, joint venture and other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as Phenylase, and several of our product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Naglazyme, Orapred, Phenoptin and Vibrilase. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme, our joint venture partner. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

We have no experience commercializing drug products in the E.U. and, if we are unable to successfully market and sell Naglazyme in the E.U., our revenues and profitability will be adversely affected.

As an organization, we have no experience commercializing drug products outside of the U.S. We have announced our intention to establish operations in the E.U. and commercialize Naglazyme ourselves, if it receives marketing approval. However, establishing a complete and effective commercial structure is a complicated and difficult process. This includes establishing sales, marketing, distribution, and reimbursement functions. In order to successfully commercialize Naglazyme, we will need to develop or contract for all of these functions.

Commercialization in the E.U. is significantly different from commercialization in the U.S. Each country in the E.U. has a different healthcare system and different policies and procedures for funding and reimbursing expensive orphan products such as Naglazyme and for treating rare and complicated diseases such as MPS VI. Obtaining reimbursement for these types of drugs can be particularly difficult and requires direct and effective negotiations with the government organizations and private third-party organizations.

If we are not successful with these activities, our revenues from sales of Naglazyme in the E.U. will be reduced. Further, establishing an effective commercial organization requires significant attention of senior management. A material reduction in revenue from the E.U. or the attention required by senior management to correct an ineffective organization could reduce our overall revenues and profitability.

We depend upon our key personnel and our ability to attract, train and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

Our market risks at September 30, 2005 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, on file with the Securities and Exchange Commission.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at September 30, 2005 (in thousands):

	Carrying Value
Cash and cash equivalents	$56,213	*
Short-term investments	9,700	**

Total	$65,913

*	93% of cash and cash equivalents invested in money market funds and 7% of uninvested cash.

**	100% of short-term investments invested in United States agency securities.

Our debt obligations consist of our convertible debt and our equipment and facility loans. Our convertible debt carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The interest rates for certain of our equipment and facility loans are based on the London Inter-Bank Offer Rate (LIBOR) and we are therefore exposed to fluctuations in the LIBOR market. The outstanding principal balance on our equipment and facility loans that carry LIBOR-based rates was $21.8 million as of September 30, 2005. The carrying value of our convertible debt and equipment loans approximates their fair value at September 30, 2005.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

1.1	Purchase Agreement, dated July 14, 2005, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed with the Commission on July 15, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Severance Agreement and Release of All Claims, dated August 23, 2005, by and between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 24, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 3, 2005	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Vice President, Finance, Chief Financial Officer

(On behalf of the registrant and as principal financial officer)

Exhibit Index

1.1	Purchase Agreement, dated July 14, 2005, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed with the Commission on July 15, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Severance Agreement and Release of All Claims, dated August 23, 2005, by and between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 24, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.