Form 10-K/A
period 2005-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2006-03-20
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	68-0397820
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

105 Digital Drive Novato, California	94949
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $483.7 million. The number of shares of common stock, $0.001 par value, outstanding on March 14, 2006 was 748,424.

Explanatory Notes

BioMarin Pharmaceutical Inc. (“BioMarin” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 7, 2006 (the “Annual Report”), solely for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Part III.

Item 10. Directors and Executive Officers of the Registrant

Directors

Set forth below is certain information regarding the Company’s Board of Directors:

Name	Age	Position with BioMarin	Director Since
Jean-Jacques Bienaimé	52	Director, Chief Executive Officer	May 2005
Franz L. Cristiani (2)(3)	63	Director	June 2002
Michael Grey (1)	52	Director	December 2005
Elaine J. Heron, Ph.D. (2)(3)	57	Director	July 2002
Joseph Klein, III (2)(3)	45	Director	July 2005
Pierre Lapalme (1)	65	Director, Chairman of the Board	January 2004
Alan Lewis, Ph.D. (1)	60	Director	June 2005

(1)	Member of BioMarin’s Compensation Committee
(2)	Member of BioMarin’s Audit Committee
(3)	Member of BioMarin’s Corporate Governance and Nominating Committee

There is no family relationship between any Director and any executive officer of BioMarin.

Jean-Jacques Bienaimé joined the BioMarin Board in May 2005, at the same time he became BioMarin’s Chief Executive Officer. Prior to joining BioMarin, Mr. Bienaimé served as Chief Executive Officer and President of Genencor International, a biotechnology company, from November 2002 to May 2005 and its Chairman from April 2003 to May 2005. Prior to joining Genencor, Mr. Bienaimé was Chairman, President and Chief Executive Officer of SangStat Medical Corporation, another biotechnology company. He became President of SangStat Medical Corporation in 1998 and Chief Executive Officer in 1999. Prior to joining SangStat Medical Corporation, Mr. Bienaimé held various management positions from 1992 to 1998, including Senior Vice President of Corporate Marketing and Business Development, and Vice President and General Manager of the advanced therapeutic and oncology division, with Rhône-Poulenc Rorer Pharmaceuticals (now known as Sanofi/Aventis). Mr. Bienaimé currently serves on the boards of NeurogesX, Inc., Saegis Pharmaceuticals, Inc., and Ensemble Discovery and is a member of the advisory board of Bellevue Asset Management’s BioVentures II fund. He received an M.B.A. from the Wharton School at the University of Pennsylvania and an undergraduate degree in economics from the Ecole Superieure de Commerce de Paris.

Franz L. Cristiani joined the BioMarin Board in June 2002 and serves as chairman of its Audit Committee. From 1964 to 1999, he was with Arthur Andersen, LLP, as partner since 1976, with clients in high technology, life sciences, manufacturing, mining, forest products, distribution, publishing and food products industries. Since 1999, he has provided consulting services to various companies, served as a director of various companies and served as an adjunct professor at the University of San Francisco. Mr. Cristiani serves as a director of MTI Technology, Inc., Vitasoy USA, Accuray Incorporated and Nature’s Sunshine Products. Mr. Cristiani holds a B.A. from San Francisco State University and is a C.P.A.

Michael Grey joined the BioMarin Board in December 2005. Mr. Grey has served as President and Chief Executive Officer of Structural GenomiX, Inc., a public biotechnology company, where he previously served as President from June 2003 to January 2005 and as Chief Business Officer from April 2001 until June 2003. Between January 1999 and September 2001, he served as President and Chief Executive Officer of Trega Biosciences, Inc., a biotechnology company. Prior to joining Trega, Mr. Grey served as President of BioChem Therapeutics, Inc., a division of BioChem Pharma, Inc., a pharmaceutical company, from November 1994 to August 1998. During 1994, Mr. Grey served as President and Chief Operating Officer of Ansan, Inc., a biopharmaceutical company. From 1974 to 1993, Mr. Grey served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, a pharmaceutical company, culminating in his position as Vice President, Corporate Development.

Mr. Grey is as a member of the board of directors of IDM Pharma, Inc. and Achillion Pharmaceuticals, Inc. and Structural GenomiX. Mr. Grey’s appointment to the BioMarin Board was made pursuant to Section 1(b) of the Agreement between BioMarin and Caduceus Capital Master Fund Limited, Caduceus Capital II, L.P., OrbiMed Advisers LLC and OrbiMed Capital LLC.

Elaine J. Heron, Ph.D. joined the BioMarin Board in July 2002 and serves as the chairman of its Corporate Governance and Nominating Committee. Dr. Heron has served as Chairman and Chief Executive Officer of Labcyte Inc. since July 2001. Prior to that time, she spent six years in increasingly responsible positions at the Applied Biosystems Group of Applera Corporation, including stints as General Manager and Vice President of Sales and Marketing. She was Vice President, Marketing, at Affymetrix, Inc., from 1995 to 1996. Dr. Heron has a B.S. in chemistry with Highest Distinction and a Ph.D. in analytical biochemistry, both from Purdue University, and an M.B.A. from Pepperdine University.

Joseph Klein, III joined the BioMarin Board in June 2005. Mr. Klein is currently Managing Director of Gauss Capital Advisors, LLC, a financial consulting and investment advisory firm focused on biopharmaceuticals, which he founded in March 1998. In addition to his investment advisory and financial consulting activities, Mr. Klein currently serves as a Venture Partner of Red Abbey Venture Partners, LLC, the general partner of several life science investment partnerships. From September 2001 to September 2002, Mr. Klein was a Venture Partner of MPM Capital, a healthcare venture capital firm. From June 1999 to September 2000 when it merged with WebMD Corporation, Mr. Klein served as Vice President, Strategy for Medical Manager Corporation, a leading developer of physician office management information systems. Mr. Klein serves on the board of directors of three other publicly held biotechnology companies: Clinical Data, Inc., ISIS Pharmaceuticals and NPS Pharmaceuticals, Inc.; as well as two private health care companies: Keel Pharmaceuticals, Inc. and the Maryland Medical Research Institute. Mr. Klein received a B.A. summa cum laude in economics from Yale University, where he was elected to Phi Beta Kappa, and an M.B.A. from the Stanford Graduate School of Business. Mr. Klein’s appointment to the BioMarin Board was made pursuant to Section 1(b) of the Agreement between BioMarin and Caduceus Capital Master Fund Limited, Caduceus Capital II, L.P., OrbiMed Advisers LLC and OrbiMed Capital LLC.

Pierre Lapalme joined the BioMarin Board in January 2004 and was named as Chairman in August 2004. Throughout his career, Mr. Lapalme has held numerous senior management positions in the pharmaceutical industry, including Chief Executive Officer and Chairman of the Board of Rhône-Poulenc Pharmaceuticals, Inc. in Canada, and Senior Vice President and General Manager of North America Ethical, a division of Rhône- Poulenc Rorer, Inc., where he oversaw the development of the ethical pharmaceutical business in the United States, Canada, Mexico, and Central America. Mr. Lapalme served on the board of the National Pharmaceutical Council and was a board member of the Pharmaceutical Manufacturers Association of Canada, where he played a leading role in reinstituting patent protection for pharmaceuticals. Mr. Lapalme currently serves as non-executive chairman of the board of Diagnocure, a biotechnology company, a position he has held since 1995, as director of First Horizon Pharmaceuticals, Bioxel Pharma Inc. and Wex Pharmaceuticals Inc. Mr. Lapalme studied at the University of Western Ontario and INSEAD France.

Alan J. Lewis, Ph.D. joined the BioMarin Board in June 2005 and serves as the chairman of its Compensation Committee. Since February 2006, Dr. Lewis has been the President and CEO of Novocell, Inc., a privately held regenerative disease biotechnology company. Prior to this, starting in 2000, he was President of Celgene Signal Research, a wholly owned subsidiary of the Celgene Corporation, an integrated pharmaceutical company. Previously, he was the President and Chief Executive Officer of Signal Research, a company that focused on the discovery and development of drugs that regulate genes associated with diseases. Previously, he was the President and Chief Executive Officer of Signal Pharmaceuticals, Inc., where he guided the company to its successful acquisition by Celgene. Before joining Signal Pharmaceuticals, Dr. Lewis held a number of positions at Wyeth-Ayerst Research and its predecessor Wyeth Laboratories, Inc. from 1979 to 1994, including Vice President of Research at Wyeth-Ayerst. Dr. Lewis currently serves as a director of Discovery Partners

International. Dr. Lewis has published over 120 full manuscripts and has written and edited seven books and 100 abstracts. Dr. Lewis was a Research Associate at Yale University from 1972 to 1973. Dr. Lewis received a B.Sc. in Physiology and Biochemistry from Southampton University, Southampton, Hampshire, U.K. and a Ph.D. in Pharmacology from the University of Wales, Cardiff, U.K. Dr. Lewis’ appointment to the BioMarin Board was made pursuant to Section 1(b) of the Agreement between BioMarin and Caduceus Capital Master Fund Limited, Caduceus Capital II, L.P., OrbiMed Advisers LLC and OrbiMed Capital LLC.

Executive Officers and Other Significant Employees of BioMarin

The following table sets forth certain information concerning BioMarin’s executive officers and other significant employees as of March 17, 2005.

Name	Age	Position with BioMarin
Jean-Jacques Bienaimé	52	Chief Executive Officer
Emil D. Kakkis, M.D., Ph.D.	45	Chief Medical Officer
Stephen Aselage	54	Senior Vice President, Global Commercial Operations
Robert A. Baffi, Ph.D.	51	Senior Vice President, Technical Operations
Stuart J. Swiedler, M.D., Ph.D.	50	Senior Vice President, Clinical Affairs
Jeff Ajer	44	Vice President, Sales and Marketing Operations
William E. Aliski	59	Vice President and General Manager, European Operations
Jeffrey H. Cooper, C.P.A.	50	Vice President, Chief Financial Officer
G. Eric Davis	35	Vice President, Corporate Counsel and Secretary
Daniel P. Maher	50	Vice President, Product Development

There is no family relationship between any Director and any executive officer of BioMarin.

Emil D. Kakkis, M.D., Ph.D., Chief Medical Officer

Dr. Kakkis serves as BioMarin’s Chief Medical Officer and has been a Senior Vice President or Vice President at BioMarin since joining the Company in September 1998. Together with his colleague, Elizabeth F. Neufeld, Ph.D., of the University of California at Los Angeles (UCLA), Dr. Kakkis developed Aldurazyme, a recombinant form of alpha-L-iduronidase, the enzyme deficient in MPS I patients. Before joining BioMarin, Dr. Kakkis held the position of assistant professor at the Harbor-UCLA Medical Center, Division of Genetics, Department of Pediatrics. From 1991 to 1994, he completed a fellowship in genetics at the UCLA Intercampus Medical Genetics training program and, prior to that, conducted his pediatric residency at the Harbor-UCLA Medical Center. Dr. Kakkis is the author of numerous published articles and abstracts on MPS I and alpha-L-iduronidase. He holds an M.D. and a Ph.D. in biological chemistry from the Medical Scientist training program at the UCLA School of Medicine. He is board-certified in pediatrics and medical genetics.

Stephen Aselage, Senior Vice President, Global Commercial Operations

Mr. Aselage joined BioMarin in June 2005 and serves as Senior Vice President, Global Commercial Operations. From February 2004 to June 2005, Mr. Aselage served as Executive Vice President of Global Commercial Operations at Cell Therapeutics, a biotechnology company focused on cancer therapeutics. From September 2003 to February 2004, Mr. Aselage served as Senior Vice President of North American Sales and Marketing for Genzyme Corporation following Genzyme’s acquisition of Sangstat Medical Corporation where he had worked since February 1999. While at Sangstat, Mr. Aselage restructured the company’s sales, marketing and medical affairs groups. From 1996 through 1999, Mr. Aselage served as Director of Sales and Marketing at Advanced Tissue Sciences. Earlier in his career, Mr. Aselage held a variety of sales and sales management positions at biotechnology and pharmaceutical companies including Rhône-Poulenc Rorer Pharmaceuticals (now Sanofi-Aventis), Genentech, Inc., and Bristol Laboratories. Mr. Aselage holds a B.S. in biology from the University of Notre Dame.

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

Jeff Ajer, Vice President, Sales and Marketing Operations

Mr. Ajer joined BioMarin in September 2005 and serves as Vice President, Sales and Marketing Operations. From September 2003 to August 2005, Mr. Ajer worked at Genzyme Corporation where he served most recently as Vice President, Global Transplant Operations. Prior to this, from 1999 to 2003, he served as Senior Director of Sales Operations, Bids and Contracts for SangStat Medical Corporation, until the company’s acquisition by Genzyme. From June 1986 to July 1999, Mr. Ajer held positions with increasing responsibility at ICN Pharmaceuticals, Inc., including Director, Marketing and Sales Services, and Director, Purchasing Worldwide. Mr. Ajer received both a B.S. in chemistry and an M.B.A. from the University of California, Irvine.

William E. Aliski, Vice President and General Manager, European Operations

Mr. Aliski joined BioMarin in December 2005 and serves as Vice President and General Manager, European Operations. From August 1999 through October 2005, Mr. Aliski held the position of Vice President of Commercial Operations at Transkaryotic Therapies (“TKT”; acquired by Shire Pharmaceuticals Group in July 2005) where he managed worldwide drug distribution, inventory management and patient support for the company’s lead product. From September 1991 to August 1999, Mr. Aliski worked at Genzyme Corporation where he most recently served as Vice President of Health Systems and Vice President of Patient and Product Services, responsible for overseeing the development and implementation of reimbursement planning and launch for multiple products. Mr. Aliski received an M.P.A. from the Kennedy School of Government at Harvard University and a B.S. degree in Economics and a Masters of Social Planning from Boston College.

Jeffrey H. Cooper, C.P.A., Vice President, Chief Financial Officer

Mr. Cooper joined BioMarin in October 2003 as Vice President, Controller and was promoted to the position of Vice President, Chief Financial Officer in August 2005. Prior to joining BioMarin, Mr. Cooper worked at Matrix Pharmaceutical for six years, serving most recently as Vice President, Finance. During his career, Mr. Cooper served in numerous finance-related roles within the health care and pharmaceutical industries, including corporate controller at Foundation Health Systems, and Director of Business Analysis at Syntex Corporation, a company he worked for from 1983 to 1995. Mr. Cooper is a California C.P.A. and earned a B.A. in economics from the University of California, Los Angeles, and an M.B.A. from Santa Clara University.

G. Eric Davis, Vice President, Corporate Counsel and Secretary

Mr. Davis joined BioMarin in March 2004, and serves as Vice President, Corporate Counsel and Secretary. From 2000 to 2004, Mr. Davis worked in the San Francisco office of Paul, Hastings, Janofsky & Walker LLP, an international law firm, where he was an associate in the Corporate Department and served on the firm’s national securities practice committee. Mr. Davis received a B.A. from the University of California, Berkeley, and a J.D. from the University of San Francisco.

Daniel P. Maher, Vice President, Product Development

Mr. Maher joined BioMarin as Vice President, Program Management in August 2003. He is currently responsible for program management and research. From 1998 to 2003, Mr. Maher worked at Aradigm Corporation serving as Vice President, Program Management. Prior to Aradigm, he served as Director of Clinical Operations at Covance, Inc., and as Vice President of Operations at Spectra BioMedical, Inc. Prior to Spectra, Mr. Maher acted as Director, Therapeutics Project Management, at Chiron Corporation. Mr. Maher started his career at Genentech, Inc. in 1981, serving in several capacities in operations, and as Manager of Product Development. Mr. Maher received an M.B.A. in health services management from Golden Gate University and a B.A. in biology from San Francisco State University.

Audit Committee

The Company has established a standing Audit Committee. The Audit Committee provides oversight of (i) the financial reporting process, the system of internal financial controls and the audit process of BioMarin; and (ii) BioMarin’s independent registered public accounting firm. The Audit Committee also recommends to the Board the appointment of the independent registered public accounting firm for BioMarin. The members of the Audit Committee are: Mr. Cristiani, Chairman, Dr. Heron and Mr. Klein. Each of the members of the Audit Committee is an audit committee “financial expert” as defined by Nasdaq and Securities and Exchange Commission rules and, as required by the Audit Charter, is an independent Director. The committee charter is available in the investors section of the Company’s website at www.bmrn.com. Information on the Company’s website is not incorporated by reference in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Executive officers, Directors and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company’s knowledge, except as noted in the following sentence, based solely on a review of the copies of such reports furnished to the Company or written representation that no other reports were required, during the fiscal year ended December 31, 2005, all officers, Directors, and greater than 10% stockholders complied with all Section 16(a) filing requirements. Mr. Grey’s initial Form 4 disclosing his option grant on appointment to the Board was filed approximately one week late.

Standards of Business Conduct and Ethics

The Board has adopted Standards of Business Conduct and Ethics which are applicable to all employees and Directors, including the Company’s Chief Executive Officer, Chief Financial Officer, other executive officers and senior financial personnel. A copy of the Company’s Standards of Business Conduct and Ethics is available on the Company’s website at www.bmrn.com. Information on the Company’s website is not incorporated by reference in this report. The Company intends to post any waiver of or material changes to these Standards, if any, to its website within five business days of such event.

Item 11. Executive and Director Compensation

Executive Compensation

Summary Compensation Table

The following table discloses compensation paid by the Company during the last three fiscal years to (a) Jean-Jacques Bienaimé, the Company’s Chief Executive Officer and Louis Drapeau, the Company’s former Acting Chief Executive Officer, who retired from the Company effective October 31, 2005; (b) Robert A. Baffi, Ph.D., Emil D. Kakkis, M.D., Ph.D., Stuart J. Swiedler, M.D., Ph.D. and Jeffrey H. Cooper, the four most highly-compensated officers other than the Chief Executive Officer who were serving as officers at the end of fiscal year 2005 and whose salary and bonus exceeded $100,000; and (c) Christopher M. Starr, Ph.D., who would have been one of the four most highly compensated officers, but for the fact that he resigned on December 31, 2005. These individuals are referred to as the “Named Executive Officers.”

The entries under the column “All Other Compensation” in the table represent the premiums paid for life insurance benefits, financial planning consultation, fitness benefits and vested 401(k) matching for each Named Executive Officer.

Summary Compensation Table

						Long-Term Compensation Awards
		Annual Compensation				Securities Underlying Options/ SARs(#)
Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation ($)		All Other Compensation ($)
Jean-Jacques Bienaimé Chief Executive Officer	2005 2004 2003	275,400 — —	100,000 — —	(1)	— — —	487,500 — —	40,234 — —

Emil D. Kakkis, M.D., Ph.D. Chief Medical Officer	2005 2004 2003	270,250 270,402 270,027	100,000 160,000 110,000	(3) (2)(4)	— — —	120,000 — 125,000	1,156 4,913 4,974

Robert A. Baffi, Ph.D. Senior Vice President, Technical Operations	2005 2004 2003	250,000 249,871 242,266	— 80,000 30,000	(2)	— — —	140,000 — 50,000	11,564 6,345 8,543

Stuart J. Swiedler, M.D., Ph.D. Senior Vice President, Clinical Affairs	2005 2004 2003	256,500 256,652 256,223	— 80,000 42,500	(2)	— — —	80,000 — 80,000	1,816 6,226 4,923

Jeffrey H. Cooper Chief Financial Officer	2005 2004 2003	217,538 206,615 42,308	— 10,000 —	(2)	— — —	60,000 10,000 110,000	19,327 18,135 145

Louis Drapeau Former Acting Chief Executive Officer	2005 2004 2003	267,471 258,320 250,025	— 40,000 10,000	(2)	— — —	100,000 25,000 40,000	4,242 5,318 5,600

Christopher M. Starr, Ph.D. Senior Vice President, Chief Scientific Officer	2005 2004 2003	324,492 275,830 275,474	— 110,000 60,000	(2)	— — —	60,000 — 125,000	1,981 6,417 4,992

(1)	Mr. Bienaimé received a one-time sign-on bonus in 2005 pursuant to his employment agreement with the Company.
(2)	This bonus represents amounts paid in February 2004 in recognition of performance in 2003. No officer received a cash bonus for performance in 2004.
(3)	Dr. Kakkis’ bonus was related to the FDA approval of Naglazyme, pursuant to Dr. Kakkis’ employment agreement.
(4)	Dr. Kakkis’ bonus included a $110,000 general merit bonus and a $50,000 bonus related to the filing of the Investigational New Drug Application for the Company’s product candidate Phenoptin, pursuant to Dr. Kakkis’ employment agreement.

Stock Option Grants

The following table sets forth certain information for each grant of options to purchase the Company’s common stock during fiscal year 2005 to each of the Named Executive Officers.

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Share)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(3)		First Exercisable
Name					5%	10%
Jean-Jacques Bienaimé	325,000	12%	$6.46	5/11/2015	$1,320,364	$3,624,202	5/11/2006
	162,500	6%	9.86	11/11/2015	1,007,646	5,802,904	11/11/2006
Emil D. Kakkis, M.D., Ph.D	20,000	1%	8.05	7/18/2015	101,252	400,813	1/18/2006
	100,000	4%	6.13	1/7/2015	385,512	974,711	7/7/2005
Robert A. Baffi, Ph.D.	140,000	5%	6.13	1/7/2015	539,717	1,364,596	7/7/2005
Stuart J. Swiedler, M.D., Ph.D.	80,000	3%	6.13	1/7/2015	308,410	779,769	7/7/2005
Jeffrey H. Cooper	60,000	2%	6.13	1/7/2015	231,307	584,827	7/7/2005
Louis Drapeau	100,000	4%	6.13	1/7/2015	385,512	974,711	7/7/2005
Christopher M. Starr, Ph.D.	60,000	2%	6.13	1/7/2015	231,307	584,827	7/7/2005

(1)	Based on an aggregate of 2,712,471 shares subject to options granted by BioMarin during fiscal year 2005 to employees, consultants and the Named Executive Officers.
(2)	Options were granted at an exercise price equal to the closing price of BioMarin’s common stock on Nasdaq on the date of the grant.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. The actual stock price over the option term could be substantially more or less than the assumed 5% and 10% levels included in the table. Unless the market price of the Company’s common stock appreciates over the option period, no value will be realized from the option grants made to the Named Executive Officers. The potential realizable value is calculated by assuming that the closing price per share on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state income tax consequences and other expenses of option exercises. The values shown do not consider non-transferability or termination of the options upon termination of such employee’s employment.

Fiscal 2005 Option Exercises and Option Value Table

The following table sets forth the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers and certain information with respect to options exercised by the Named Executive Officers during the Company’s fiscal year 2005.

Options Exercised During Fiscal Year 2005

	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the- Money Options at Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Jean-Jacques Bienaimé	—	$—	—	487,500	$—	$1,553,500
Emil D. Kakkis, M.D., Ph.D.	—	—	366,353	223,647	1,764,502	585,198
Robert A. Baffi, Ph.D.	—	—	359,284	208,959	273,637	577,314
Stuart J. Swiedler, M.D., Ph.D.	30,000	180,000	205,024	170,209	822,303	397,595
Jeffrey H. Cooper	—	—	76,249	163,751	242,967	390,533
Louis Drapeau	30,000	55,106	158,853	—	548,187	—
Christopher M. Starr, Ph.D.	11,142	66,852	280,669	—	1,037,693	—

(1)	Based on the closing price of BioMarin’s common stock on December 31, 2005 of $10.78 per share less exercise price per share.

Employment Agreements

BioMarin is party to employment agreements with Mr. Bienaimé, Dr. Baffi, Dr. Kakkis and Dr. Swiedler on the terms set forth in the chart below. Each of these employment agreements, other than Mr. Bienaimé’s agreement, is terminable without cause by BioMarin upon six months’ prior written notice to the officer, or by the officer upon three months’ prior written notice to BioMarin. BioMarin is obligated to pay each of the officers’ salary and benefits until termination. In addition, with respect to Drs. Baffi, Kakkis and Swiedler, if any of them is involuntarily terminated within one year of a change of control, he is entitled to receive from the Company a severance payment equal to six months of his then-current annual salary and fifty percent of the annual bonus that he would otherwise be entitled to receive for the calendar year in which he was involuntarily terminated, and fifty percent of the then-unvested portion of all of his options in the Company shall immediately vest. With respect to Mr. Cooper, his employment is terminable by the Company or by Mr. Cooper at will. Each of the Named Executive Officers other than Mr. Bienaimé is entitled to receive benefits under the Company’s Severance Plan, described below.

With respect to Mr. Bienaimé’s employment agreement, the Company can terminate the agreement at any time upon written notice to Mr. Bienaimé. If the Company terminates Mr. Bienaimé’s employment without cause or if Mr. Bienaimé resigns for good reason or becomes permanently disabled while employed by the Company or if the Company files bankruptcy, Mr. Bienaimé will be entitled to receive: (i) cash compensation in an amount equal to his then current annual base salary as of the date of termination for a period of 18 months; (ii) a cash bonus equal to 100 percent of his target bonus for such year provided that the senior vice presidents of the Company are paid bonuses under the Company’s bonus plan for the year of his termination, and provided that certain performance goals are met; (iii) a continuation of all Company-paid health benefits for a period of 18 months after the date of termination; (iv) reimbursement of up to $18,000 for outplacement services; and (v) automatic vesting of all options granted to Mr. Bienaimé that have not vested as of the date of termination. If Mr. Bienaimé has been employed by the Company for more than 3 years as of the date of termination, the applicable period for purposes of clauses (i) and (iii) of this paragraph will be 24 months instead of 18 months.

If the Company terminates Mr. Bienaimé’s employment without cause or if Mr. Bienaimé resigns for good reason or becomes permanently disabled while employed by the Company, in any such case following a change of control of the Company, Mr. Bienaimé will be entitled to receive: (i) cash compensation in an amount equal to the present value of his then current annual base salary that he would have collected over the 24 month period following the date of termination; (ii) a cash bonus equal to 100 percent (250 percent if employed for more than 3 years) of his target bonus for such year provided that the senior vice presidents of the Company are paid bonuses under the Company’s bonus plan for the year of his termination, and provided that certain performance goals are met; (iii) a continuation of all Company-paid health benefits for a period of 24 months after the date of termination; (iv) a cash payment of $18,000 for outplacement services (plus an amount for taxes payable on such cash payment); (v) the fully-paid whole life insurance policy with a stated death benefit of $500,000 maintained for Mr. Bienaimé (plus an amount for taxes payable on imputed income and such amount for taxes); (vi) a cash payment of up to $5,000 for tax preparation (plus an amount for taxes payable on such cash payment); (vii) the Company’s annual contribution to Mr. Bienaimé’s 401k plan for the year of termination to the extent allowable; and (viii) automatic vesting of all options granted to Mr. Bienaimé that have not vested as of the date of termination. If Mr. Bienaimé has been employed by the Company for more than 3 years as of the date of termination, the applicable period for purposes of clauses (i) and (iii) of this paragraph will be 30 months instead of 24 months.

If amounts payable to Mr. Bienaimé as the result of a change of control of the Company would result in a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), which would be subject to an excise tax under Code Section 4999, or interest or penalties are incurred with respect to such excise tax, the Company will pay Mr. Bienaimé an additional payment such that, after payment by Mr. Bienaimé of all taxes imposed upon this payment and any interest or penalties imposed with respect to such taxes, Mr. Bienaimé retains an amount equal to the sum of: (i) the excise tax (including interest and penalties) imposed; and (ii) the product of any income tax deductions disallowed to Mr. Bienaimé because of the inclusion of the payment in his adjusted gross income, and the highest applicable marginal rate of federal income taxation for the calendar year in which the payment is to be made.

Name of Executive Officer	2005 Annual Salary Rate (1)	Annual Bonus	Initial Grant of Right to Purchase Equity Securities (2)	Agreement Termination Date

Jean-Jacques Bienaimé	$468,000	Annual bonus, payable in cash and/or stock.	Options to purchase up to 325,000 of BioMarin’s common stock at a purchase price of $6.46 per share.	None

Emil D. Kakkis, M.D., Ph.D.	$270,250	Eligible to receive a cash bonus based on achievement of milestones and an annual bonus, payable in cash and/or stock.	Options to purchase up to 200,000 shares of BioMarin’s common stock at a purchase price of $4.00 per share.	None

Robert A. Baffi, Ph.D.	$250,000	Annual bonus, payable in cash and/or stock.	Options to purchase up to 210,000 shares of BioMarin’s common stock at a purchase price of $22.00 per share.	None

Stuart J. Swiedler, M.D., Ph.D.	$256,500	Annual bonus, payable in cash and/or stock.	Options to purchase up to 150,000 shares of BioMarin’s common stock at a purchase price of $4.00 per share.	None

Jeffrey H. Cooper	$230,000	Annual bonus, payable in cash and/or stock	Options to purchase 100,000 shares of BioMarin’s common stock at a purchase price of $8.10 per share.	None

Louis Drapeau(3)	$250,000	Annual bonus, payable in cash and/or stock	Options to purchase up to 125,000 and 25,000 shares of the Company’s common stock at a purchase price of $9.25 and $4.24, respectively.	None

Christopher M. Starr, Ph.D.(4)	$275,500	Annual bonus, payable in cash and/or stock.	400,000 shares of BioMarin’s common stock at a purchase price of $1.00 per share.	None

(1)	2005 Annual Salary Rate reflected in the above table reflects 2005 annual salary rate as of December 31, 2005. The table entitled “Summary Compensation Table” reflects actual salaries paid in 2005 and includes mid-year salary adjustments.
(2)	Options in this table were granted on commencement of employment for each individual.
(3)	Mr. Drapeau retired on October 31, 2005.
(4)	Dr. Starr retired on December 31, 2005.

In January 2004, the Company instituted a Severance Plan that is applicable to each of the officers listed in the table above. This policy was amended and restated in March 2005. Under the plan, on a change of control, vesting of all employee options under the 1997 Option Plan is accelerated in full, which is unchanged from the plan adopted in January 2004. Further, upon an involuntary termination on or within one year of a change of control, employees are entitled to receive certain specified benefits consisting of cash severance and a continuation of employee benefits. Under the plan, Senior Vice Presidents and Vice Presidents who are not offered a position or who decline an offer of employment from the successor company are entitled to receive one year of benefit continuation and a severance payment equal to one year of base salary. If voluntarily terminated by the successor company, Vice Presidents are entitled to receive 10.5 months of benefit continuation and a severance payment equal to 10.5 months of base salary. Senior Vice Presidents and Vice Presidents are entitled to the greater of the actual bonus paid for the prior year or the target bonus payable for the current year. Benefits payable under this policy may be reduced for employees who are entitled to severance benefits under separate arrangements with the Company to avoid the payment of duplicate benefits.

On December 1, 2005, following approval by the Company’s Compensation Committee and the Board on November 28, 2005, the Company entered into the BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows members of management, other highly compensated employees and members of the Board to make voluntary irrevocable deferrals of the compensation that they would otherwise be paid by the Company to specified future dates, employment termination, hardship events, disability, retirement or death. Participants are permitted to defer up to 100% of salary, annual cash bonus and restricted stock awards, subject to limitations to allow the Company to make necessary withholding payments. Plan participants’ deferred compensation is 100% vested under the Deferred Compensation Plan. The Company may make additional direct contributions to the Deferred Compensation Plan for the benefit of the participants, but any such Company contributions must be approved by the Board. Company contributions, if any, will become 100% vested after 3 years of service with the Company (or such other time as the Company designates at the time of the contribution), or upon a change of control, death or disability. Participants have an unsecured contractual commitment by the Company to pay the amounts that become due under the Deferred Compensation Plan. Deferred compensation may be held in trust and is deemed invested based on participant direction as allowed by the Deferred Compensation Plan. Any funds held in a trust will be the sole property of the Company, subject to any claims of general creditors in the event of bankruptcy, and plan participants will have no vested interest with respect to such trust fund.

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

2005 Director Compensation

The following table is a summary of the compensation paid to the Directors. Each applicable line item is an additional element of compensation.

Director Position	Annual Compensation
All Independent Members	$25,000 Options to purchase 30,000 shares of the Company’s common stock
Chairman of the Board	$30,000
Audit Committee Chair	$15,000
Audit Committee (Non-Chair)	$7,500
Compensation Committee Chair	$10,000
Compensation Committee (Non-Chair)	$5,000
Corporate Governance and Nominating Committee Chair	$10,000
Corporate Governance and Nominating Committee (Non-Chair)	$5,000
Science Committee Chair(1)	$10,000
Science Committee (Non-Chair)(1)	$5,000

(1)	The Science Committee was disbanded in June 2005.

Directors are also reimbursed for their reasonable expenses in attending meetings of the Board and while performing services for BioMarin.

2005 Director Compensation

The following table lists actual compensation paid to each of the Directors during 2005.

Director Name	Director Fees	Option Grant Date	Number of Options Granted	Exercise Price Per Share	Option Expiry
Franz L. Cristiani	$45,000	6/14/2005	30,000	$6.50	6/13/2015
Michael Grey(1)	$—	12/14/2005	30,000	$10.33	12/13/2015
Elaine J. Heron, Ph.D.	$38,750	7/12/2005	30,000	$7.46	7/11/2015
Joseph Klein, III(2)	$9,375	6/28/2005	30,000	$7.72	6/28/2015
Pierre Lapalme	$63,750	1/27/2005	30,000	$5.92	1/26/2015
Alan J. Lewis, Ph.D.(2)	$8,750	6/28/2005	30,000	$7.72	6/28/2015
Erich Sager(3)	$31,250	11/30/05	30,000	$9.74	11/30/2015
John Urquhart, M.D.(4)	$40,750	—	—	$—	—
Gwynn R. Williams(4)	$31,875	—	—	$—	—

(1)	Mr. Grey was appointed to the Board on December 14, 2005.
(2)	Mr. Klein and Dr. Lewis were elected to the Board in June 2005.
(3)	Mr. Sager resigned from the Board on February 28, 2006.
(4)	Pursuant to an agreement between BioMarin and Caduceus Capital Master Fund Limited, Caduceus Capital II, L.P., OrbiMed Advisors LLC and OrbiMed Capital LLC, Dr. Urquhart and Mr. Williams did not stand for reelection at BioMarin’s 2005 Annual Meeting of Stockholders.

1998 Director Option Plan

The 1998 Director Option Plan was adopted by the Board in December 1999. It was approved by BioMarin’s stockholders as of January 15, 2000. The 1998 Director Option Plan provides for the grant of nonstatutory stock options to non-employee Directors. A total of 1,489,650 shares of BioMarin common stock have been reserved for issuance under the 1998 Director Option Plan. The 1998 Director Option Plan also provides for an annual increase in this number of shares equal to the lesser of: (i) 0.5% of BioMarin’s outstanding common stock; (ii) 200,000 shares; or (iii) a lesser amount determined by the Board.

In fiscal year 2005, options to purchase, in the aggregate, 210,000 shares were issued to Directors under the 1998 Director Option Plan.

The 1998 Director Option Plan, as amended in 2003 and May 2004, provides that each non-employee Director shall automatically be granted an initial option and subsequent annual options to purchase 30,000 shares of BioMarin common stock on the date that such person first becomes a non-employee Director and on each anniversary of the date of the non-employee Director’s appointment to the Board. These options have a term of 10 years. The shares subject to these options vest quarterly over one year. These options continue to vest only while the Director serves. The exercise price per share of each of these options is 100% of the fair market value of a share of BioMarin’s common stock at the date of the grant of the option.

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

Compensation Committee Interlocks and Insider Participation

During all of 2005, and through the date of this report, the Compensation Committee consisted of three of the Company’s independent Directors. From January 2005 through June 2005, the members of the Committee were Dr. Urquhart (Chair) and Messrs. Sager and Lapalme. At the end of June, 2005, following the Annual Meeting of Stockholders, the members of the Committee were Mr. Sager (Chair), Mr. Lapalme and Dr. Lewis. Effective March 1, 2006, the Compensation Committee consists of Dr. Lewis (Chair) and Messrs. Grey and Lapalme. None of the members of the Compensation Committee: (i) was an officer or employee of the Company or any of its subsidiaries during the last or current fiscal year; (ii) was formerly an officer of the Company or any of its subsidiaries; or (iii) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or Compensation Committee.

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

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for setting general compensation goals and operational guidelines for BioMarin personnel, for setting all elements of the compensation of the executive officers of BioMarin, and for approving grants of stock options for officers of BioMarin. During 2005, the Compensation Committee was composed of three members of the Board. The Compensation Committee meets at regular internals during the year, and holds additional meetings as necessary. The Compensation Committee met four times in 2005.

Compensation Goals and Policies

The goal of BioMarin’s compensation policies is to provide compensation sufficient to attract, motivate and retain executives and staff of outstanding ability and potential. Compensation policies are intended to establish an appropriate relationship between executive compensation and the creation of stockholder value as measured by the equity markets. BioMarin uses the following principles to help achieve that goal:

(1)	BioMarin provides competitive compensation packages incorporating all compensation elements for executives and staff based upon BioMarin’s internal policies and compensation packages at similarly situated U.S. pharmaceutical and biotechnology companies.

(2)	BioMarin rewards executives and senior staff for outstanding performance by the individual and by BioMarin.

(3)	BioMarin seeks to align the long-term interests of the stockholder and the executives and the senior staff through the use of employee stock options and other stock price related compensation, such as its Employee Stock Purchase Program.

2005 Compensation

In 2005, the Compensation Committee continued to use an independent consultant to provide expertise in various matters that come before the Committee, including the review and analysis of executive compensation at BioMarin. The levels of compensation at competitor companies, based upon compensation surveys, were used for comparison in establishing the Company’s executive compensation and cash and long-term equity compensation bonus plans. The primary comparator companies consisted of biotechnology companies with market capitalization between $500 million and $1.5 billion, with emphasis given to companies located in the San Francisco Bay Area.

Increases in base salary for 2005 were made effective January 1, 2005 primarily based on the progress and achievements of BioMarin during 2004 and competitive conditions in the job marketplace for biotechnology expertise in the San Francisco Bay Area marketplace. The Compensation Committee noted the achievements during 2004, including the completion of the clinical program for Naglazyme and filing of the marketing application for Naglazyme and the very substantial progress achieved in the development of Phenoptin. However, the Compensation Committee also noted the disappointing results associated with Orapred sales and the overall slight decline in the Company’s share price.

Based on the substantial efforts associated with the positive events, the Committee provided option grants to most staff below the rank of officer. Additionally, for this group, at the beginning of 2005, cash compensation was increased by an average of 6.2%, which was intended to bring compensation closer to the averages for the biotechnology industry in the San Francisco Bay Area. Additionally, in the middle of 2005, the Compensation

Committee approved additional salary increases for employees that were significantly below the industry average. This was deemed to be appropriate in order to ensure that the Company is able to hire and retain qualified individuals.

With respect to officer salary, the Compensation Committee determined, based on the factors described above, with the concurrence of the officers, that it was appropriate not to grant the officers any salary increase or cash bonus for performance during 2004 and therefore there were no changes to cash compensation for 2005. However, to better align the officer’s compensation to creating shareholder value, the officers were given stock option grants in January 2005 appropriate for their positions.

Additionally, in order to make the Company’s overall compensation structure more competitive with peer companies, during 2005, the Compensation Committee established a company-wide cash bonus program. The program had specific performance metrics approved by the entire Board, which included both product program development milestones and financial performance goals. The funding of the program was based on achieving these goals and, in March 2006, the Compensation Committee, in applying these metrics, funded 91% of the targeted bonus. The individual pay-outs were based on employee level and individual performance ratings. Employees with sub-standard performance ratings were not entitled to receive a bonus.

Actions Related to 2006 Compensation

In December 2005, the Compensation Committee considered officers’ compensation packages. It was determined that the officers’ total compensation packages were generally significantly below the average for peer companies. Further, the Compensation Committee noted that officers had led the company through very significant accomplishments during 2005, including the successful launch of Naglazyme, the creation of the partnership with Serono and the substantial progress with Phenoptin. Based on these factors, the Compensation Committee determined to grant the officers both salary increases and stock option awards effective in January 2006.

Further, the Compensation Committee believes that the cash bonus program was highly successful at motivating performance, reducing turnover and attracting qualified employees. Accordingly, the Compensation Committee and the full Board renewed the cash bonus program and updated the performance metrics based on goals for 2006.

Chief Executive Officer Compensation

In May 2005, the Company hired Jean-Jacques Bienaimé as the Company’s Chief Executive Officer. His employment package was negotiated with the help of an independent compensation consultant. The Compensation Committee considered Mr. Bienaimé’s extensive qualifications and demonstrated ability to create long term stockholder value at his prior companies. Based on these factors, the Compensation Committee and the full Board approved Mr. Bienaimé’s employment agreement.

The Compensation Committee believes that the foregoing actions are recognition for and appropriate to the Company’s achievements. The Compensation Committee further believes that the above authorized compensation actions based upon BioMarin achievements and competitive compensation levels will serve to help retain a highly qualified and motivated staff led by excellent senior management that is a requirement for the prosperity of BioMarin and the creation of stockholder value.

Respectfully submitted on March 3, 2006 by the members of the Compensation Committee of the Board of Directors:

Alan Lewis, Ph.D., Chairman

Michael Grey

Pierre Lapalme

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph compares the cumulative total stockholder return with the cumulative total return of the Nasdaq Stock Market (U.S.) and the Nasdaq Biotechnology Index, assuming a $100 investment in BioMarin’s common stock on December 31, 2000 and reinvestment of dividends during the period.

	BioMarin	Nasdaq Stock Market (U.S.)	Nasdaq Biotech Index
12/31/2000	100	100	100
12/31/2001	139	79	84
12/31/2002	73	54	46
12/31/2003	80	81	67
12/31/2004	66	88	71
12/31/2005	111	89	73

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of March 14, 2006 as to: (i) each person, or group of affiliated persons, who is known by the Company to own beneficially more than 5% of the Company’s common stock; (ii) each of the Directors; (iii) each of the Company’s Named Executive Officers; and (iv) all of the Directors and current executive officers as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Subject To Options(1)	Percentage of Common Stock(2)
FMR Corp.(3)	11,137,550	—	14.9%
PRIMECAP Management Company(4)	6,815,887	—	9.1%
OrbiMed Advisors LLC / OrbiMed Capital LLC(5)	5,218,100	—	7%
Vanguard Horizon Funds – Vanguard Capital Opportunity Fund(6)	4,670,500	—	6.2%
Franz L. Cristiani	97,500	97,500	*
Michael Grey	7,500	7,500	*
Elaine Heron	102,500	102,500	*
Joseph Klein, II	34,500	22,500	*
Pierre Lapalme	71,000	67,500	*
Alan Lewis, Ph.D.	22,500	22,500	*
Jean-Jacques Bienaimé	123,834	108,334	*
Jeffrey H. Cooper	78,092	78,092	*
Robert Baffi, Ph.D.	401,824	379,075	*
Emil D. Kakkis, M.D., Ph.D.	425,073	392,499	*
Christopher M. Starr, Ph.D.	424,486	129,310	*
Stuart J. Swiedler, M.D., Ph.D.	221,065	211,065	*
All current executive officers and Directors as a group (11 persons)	1,565,378	1,489,055	2.1%

*	Represents less than 1% of BioMarin’s outstanding common stock.
(1)	The “Number of Shares Subject to Options” enumerates for each 5% stockholder, director and Named Executive Officer and for all executive officers and directors in the aggregate, the shares of common stock subject to options exercisable within 60 days of March 14, 2006. These shares are included in the amounts shown under the “Number of Shares Beneficially Owned,” as provided in the note below.
(2)	The “Percentage of Common Stock” column is based on 74,748,424 shares of common stock outstanding at March 14, 2006. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 14, 2006 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Information based upon statements filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2006. The mailing address for FMR Corp. is 82 Devonshire Street, Boston, MA 02109.
(4)	Information is based upon statements filed on Schedule 13G/A with the Securities and Exchange Commission on February 8, 2006. The mailing address for PRIMECAP Management Company is 225 South Lake Avenue, #400, Pasadena, CA 91101.
(5)	Information based upon statements filed on Schedule 13G/A with the Securities and Exchange Commission on February 8, 2006. The mailing address for OrbiMed Advisors LLC/OrbiMed Capital LLC is 767 Third Avenue, 30th Floor, New York NY 10017.
(6)	Information based upon statements filed on Schedule 13G with the Securities and Exchange Commission on February 13, 2006. The mailing address for Vanguard Horizon Funds – Vanguard Capital Opportunity Fund is 100 Vanguard Boulevard, Malvern, PA 19355.

Equity Compensation Plans

The following table provides certain information with respect to all of BioMarin’s equity compensation plans in effect as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by stockholders	6,968,569	$8.60	7,896,769
Equity compensation plans not approved by stockholders	—	—	—

Total	6,968,569	$8.60	7,896,769

(1)	Does not include any shares of BioMarin common stock issuable under its 1998 Employee Stock Purchase Plan. The Company issues shares under this plan once every six months based on employee elections in the preceding six months. Pursuant to the terms of this plan, the number of shares to be issued and the price per share is not determined until immediately before the date of issuance.
(2)	Includes options and shares of common stock issuable pursuant to BioMarin’s 1997 Stock Plan, as amended, 1998 Director Option Plan as amended and 1998 Employee Stock Purchase Plan. Pursuant to the terms of these plans, the number of shares of common stock available for future issuance under these plans increases on the first day of each fiscal year of the Company or January 1 of each year. On the first day of each of the Company’s fiscal years, the common stock available for future issuance under the 1997 Stock Plan increases by the lesser of: (i) 4% of the then outstanding capital stock of BioMarin; (ii) 2,000,000 shares; or (iii) a lower amount set by the Company’s Board. On the first day of each of the Company’s fiscal years, the common stock available for future issuance under each of the 1998 Director Option Plan and the 1998 Employee Stock Purchase Plan increases by the lesser of: (i) 100,000 shares in the case of the 1998 Employee Stock Purchase Plan and 200,000 shares in the case of the 1998 Director Option Plan; (ii) 0.5% of the then outstanding capital stock of BioMarin; or (iii) a lower amount set by the Company’s Board.

Item 13. Certain Relationships and Related Transactions

Certain Relationships And Related Transactions

Since January 1, 2005, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any Director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than: (i) compensation agreements and other arrangements, which are described elsewhere in this form; and (ii) the transactions described below.

Transactions with Directors, Executive Officers and 5% Stockholders

The Company’s Chief Medical Officer, Emil D. Kakkis, M.D., Ph.D. held an adjunct faculty position with Harbor-UCLA Research Educational Institute (REI) for purposes of conducting research. REI licenses certain intellectual property and provides other research services to the Company. The Company is also obligated to pay REI royalties on future sales of products covered by the license agreement. Minimum annual royalties payable to REI are $25,000. The Company paid REI approximately $0.3 million and $0.1 million in 2004 and 2005, respectively, primarily for research and certain related license fees. The Company’s joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of products covered by the license agreement through November 2019, of which Dr. Kakkis is entitled to certain portions, based on net sales of Aldurazyme per the terms of the agreement. The license agreement was effective before Dr. Kakkis was an officer of the Company. Pursuant to these agreements, Dr. Kakkis was entitled to approximately $498,000 and $888,000 during 2004 and 2005, respectively.

In February 2006, BioMarin transferred the intellectual property associated with the former NeuroTrans program to a new company formed by BioMarin’s former Chief Scientific Officer and founder, Dr. Christopher Starr. NeuroTrans is a platform technology intended to allow for large molecule therapeutics, such as proteins, to be transported across the blood-brain barrier. The terms of the transaction were negotiated after Dr. Starr had retired from the Company. In consideration for the assignment, BioMarin will be entitled to receive milestones and royalties on net sales, if the technology is successfully developed. The milestones are not material to BioMarin unless the technology completes a successful Phase 3 clinical trial.

Indebtedness Of Directors And Executive Officers

No Director or executive officer of the Company or associate of any Director or executive officer is or at any time since January 1, 2005 has been indebted to the Company.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Since June 11, 2002, KPMG LLP has been BioMarin’s independent registered public accounting firm. The following is a summary of the fees and services provided for the fiscal years 2005 and 2004.

Description of Services Provided by KPMG LLP	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees	$607,000	$777,137

Audit Related Fees: These services primarily involved review and assurance services associated with certain regulatory filings (for fees incurred in 2005) the Company’s debt and equity offerings and related regulatory filings (for fees incurred in 2004).	$54,800	$23,401

Tax Compliance Fees: These services related to the preparation of federal, state and foreign tax returns and other filings.	none	$51,246

Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	none	none

All Other Fees	none	none

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

Part IV.

Item 15. Exhibits

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005 previously filed with the Commission on March 29, 2005 as Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A, which is incorporated herein by reference.

10.3	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.4	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.7	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.9	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.10	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.11	BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted December 1, 2005, previously filed with the Commission on December 2, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.12	Separation Agreement and Release of All Claims, dated August 12, 2004, between BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16	Employment Agreement with Jean-Jacques Bienaimé, dated May 11, 2005, previously filed with the Commission on May 12, 2005, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17	Amendment No. 1 to Employment Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on December 13, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.18	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 16, 2005 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.19	Severance Agreement and Release of All Claims dated August 23, 2005 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 23, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22	Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005, previously filed with the Commission on March 16, 2005 as Exhibit 10.24 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd., previously filed with the Commission on March 16, 2005 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.28	Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.29	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.30	Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.31	Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.32	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.34	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35	Purchase Agreement dated July 14, 2005, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously file with the Commission on July 14, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.36	Fourth Amendment to Loan and Security Agreement dated June 29, 2005, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on July 5, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.37	Fifth Amendment to Loan and Security Agreement dated October 31, 2005, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on December 13, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.38	Loan and Security Agreement dated May 14, 2004, between Comerica Bank and BioMarin Pharmaceutical Inc., preciously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.39	First Amendment to Loan and Security Agreement dated November 3, 2004, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.40	Second Amendment to Loan and Security Agreement dated February 15, 2005, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on March 16, 2005 as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.41	Agreement date May 27, 2005, between BioMarin Pharmaceutical Inc. and Caduceus Group, previously filed with the Commission on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.42	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder, previously filed with the Commission on March 16, 2005 as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.43	CRO Services Agreement dated September 15, 2004 between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005, previously file with the Commission on March 16, 2005 as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, which is incorporated herein by Reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.44*	Services Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Groupe Novasep SAS. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

21.1 *	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2 *	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm for BioMarin/Genzyme LLC.

24.1 *	Power of Attorney (Included in Signature Page)

31.1 **	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1	*	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 200

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission on March 7, 2006.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: March 17, 2006	By:	/S/ JEFFREY H. COOPER
Jeffrey H. Cooper Chief Financial Officer

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2003, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005 previously filed with the Commission on March 29, 2005 as Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A, which is incorporated herein by reference.

10.3	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.4	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.7	Amendment to 1998 Director Plan, as amended, as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.8	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.9	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.10	1998 Employee Stock Purchase Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.11	BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted December 1, 2005, previously filed with the Commission on December 2, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.12	Separation Agreement and Release of All Claims, dated August 12, 2004, between BioMarin Pharmaceutical Inc. and Fredric D. Price, previously filed with the Commission on November 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16	Employment Agreement with Jean-Jacques Bienaimé, dated May 11, 2005, previously filed with the Commission on May 12, 2005, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17	Amendment No. 1 to Employment Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on December 13, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.18	Severance Agreement and Release of All Claims dated January 4, 2005 between BioMarin Pharmaceutical Inc. and Jeffrey I. Landau, previously filed with the Commission on March 16, 2005 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.19	Severance Agreement and Release of All Claims dated August 23, 2005 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 23, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22	Development and Initial Supply Agreement dated November 19, 2003, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, previously filed with the Commission on February 27, 2004 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23	License Agreement dated October 15, 2004, between BioMarin Pharmaceutical Inc. and Merck Eprova AG, as amended by Amendment No. 1 to License Agreement dated January 25, 2005, previously filed with the Commission on March 16, 2005 as Exhibit 10.24 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	Supply Agreement dated July 30, 2004, among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd., previously filed with the Commission on March 16, 2005 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.28	Standard Industrial Commercial Single-Tenant Lease dated May 29, 1998 for 95 Digital Drive (formerly referred to as 110 Digital Drive), as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.29	Third Amendment to Lease for 95 Digital Drive dated May 27, 2004, by and among Digital Drive, LLC, Eastman Family LLC, Basalacchi Family LLC, Atkinson Family LLC and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.30	Agreement of Sublease dated July 27, 2001 for 79 Digital Drive, previously filed with the Commission on April 1, 2002 as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.31	Bayview Business Park Standard Lease for 90 and 105 Digital Drive, dated June 16, 2003 by and between BioMarin Pharmaceutical Inc. and Bayview Ignacio, LLC, previously filed with the Commission on August 12, 2003 as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.32	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.33	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.34	Note Purchase Agreement dated June 18, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.35	Purchase Agreement dated July 14, 2005, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously file with the Commission on July 14, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.36	Fourth Amendment to Loan and Security Agreement dated June 29, 2005, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on July 5, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.37	Fifth Amendment to Loan and Security Agreement dated October 31, 2005, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on December 13, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.38	Loan and Security Agreement dated May 14, 2004, between Comerica Bank and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.39	First Amendment to Loan and Security Agreement dated November 3, 2004, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on November 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.40	Second Amendment To Loan And Security Agreement dated February 15, 2005, between BioMarin Pharmaceutical Inc. and Comerica Bank, previously filed with the Commission on March 16, 2005 as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.41	Agreement dated May 27, 2005, between BioMarin Pharmaceutical Inc. and the Caduceus Group, previously filed with the Commission on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.42	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder, previously filed with the Commission on March 16, 2005 as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.43	CRO Services Agreement dated September 15, 2004 between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005, previously file with the Commission on March 16, 2005 as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, which is incorporated herein by Reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.44*	Services Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Groupe Novasep SAS. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page)

31.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 200

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission on March 7, 2006.
**	Filed herewith.