Form 10-Q
period 2006-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2006-05-04
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                Accelerated filer    ☒                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the proceeding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,358,743 shares common stock, par value $0.001, outstanding as of May 1, 2006.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2005 (1)	March 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,092	$341,689
Short-term investments	9,700	6,000
Accounts receivable, net	5,860	7,493
Advances to BioMarin/Genzyme LLC	1,071	653
Inventory	10,898	18,137
Other current assets	3,320	4,787

Total current assets	68,941	378,759
Cash balances related to long-term debt	17,049	—
Investment in BioMarin/Genzyme LLC	31,983	27,783
Property and equipment, net	37,321	36,251
Acquired intangible assets, net	15,306	14,934
Goodwill	21,262	21,262
Other assets	3,441	9,240

Total assets	$195,303	$488,229

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$20,934	$19,946
Current portion of acquisition obligation, net of discount	7,477	7,104
Current portion of deferred revenue	8,096	9,893
Current portion of equipment and facility loans	3,860	19,944

Total current liabilities	40,367	56,887
Convertible debt	125,000	297,500
Long-term portion of acquisition obligation, net of discount	70,873	70,336
Deferred revenue, net of current portion	11,825	9,908
Equipment and facility loan, net of current portion	17,049	—
Other long-term liabilities	7,651	7,593

Total liabilities	272,765	442,224

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 150,000,000 shares authorized; 74,301,610 and 85,171,044 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	75	85
Additional paid-in capital	485,570	618,806
Accumulated other comprehensive loss	(16)	(15)
Accumulated deficit	(563,091)	(572,871)

Total stockholders’ equity (deficit)	(77,462)	46,005

Total liabilities and stockholders’ equity (deficit)	$195,303	$488,229

(1)	December 31, 2005 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended, March 31, 2005 and 2006

(In thousands, except for per share data, unaudited)

	Three Months Ended March 31,
	2005	2006
Net product sales	$4,989	$8,979
Collaborative agreement revenues	—	4,514
Royalty and license revenues	—	319

Total revenues	4,989	13,812

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	660	1,722
Research and development	14,992	12,279
Selling, general and administrative	10,567	10,896
Amortization of acquired intangible assets	286	373

Total operating expenses	26,505	25,270
Equity in the income of BioMarin/Genzyme LLC	2,076	3,800

Loss from operations	(19,440)	(7,658)
Interest income	241	699
Interest expense	(3,259)	(2,821)

Net loss	$(22,458)	$(9,780)

Net loss per share, basic and diluted	$(0.35)	$(0.13)

Weighted average common shares outstanding, basic and diluted	64,511	74,963

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005, and 2006

(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities
Net loss	$(22,458)	$(9,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,466	2,535
Imputed interest on acquisition obligation	1,661	1,190
Equity in the income of BioMarin/Genzyme LLC	(2,076)	(3,800)
Stock based compensation	—	2,104
Changes in operating assets and liabilities:
Accounts receivable	2,216	(1,633)
Advances to BioMarin/Genzyme LLC	1,556	418
Inventory	(123)	(7,240)
Other current assets	605	(1,467)
Other assets	21	(536)
Accounts payable and accrued liabilities	(2,479)	(988)
Other liabilities	208	(58)
Deferred revenue	—	(120)

Net cash used in operating activities	(18,403)	(19,375)

Cash flows from investing activities
Purchase of property and equipment	(582)	(869)
Decrease in restricted cash	12,368	—
Sale of short-term investments	17,283	3,700
Distributions from BioMarin/Genzyme LLC	—	8,000
Settlement of dispute with Medicis	2,000	—

Net cash provided by investing activities	31,069	10,831

Cash flows from financing activities
Proceeds from equipment and facility loans	17,148	—
Proceeds from exercise of stock options	73	3,647
(Increase) decrease in cash balances related to long-term debt	(3,197)	17,049
Repayment of equipment and facility loans	(13,524)	(965)
Repayment of acquisition obligation	(15,000)	(2,100)
Proceeds from public offering of common stock, net	—	127,495
Proceeds from convertible debt offering, net	—	167,014

Net cash provided by (used in) financing activities	(14,500)	312,140

Effect of foreign currency translation on cash	(1)	1

Net increase (decrease) in cash	(1,835)	303,597
Cash and cash equivalents:
Beginning of period	13,081	38,092

End of period	$11,246	$341,689

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme® (laronidase) in the United States (U.S.) in April 2003 and in the European Union (E.U.) in June 2003. BioMarin received marketing approval for NaglazymeTM (galsulfase) in the U.S. in May 2005, and in the E.U. in January 2006. In May 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business, for which the North American rights were sublicensed to a third party by BioMarin in March 2006. The May 2004 transaction included: the exclusive marketing and development rights to Orapred® (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma exacerbations in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. See Note 4 for further discussion of the acquisition transaction in 2004 and Note 5 for further discussion of the sublicense in 2006. The Company is incorporated in the state of Delaware.

Through March 31, 2006, the Company had accumulated losses of approximately $572.9 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents and short-term investments at March 31, 2006, plus funds contractually committed to the Company, will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the need for additional financings; the financial performance of Naglazyme, the Aldurazyme joint venture and the Orapred sublicense; significant competition from larger organizations; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the health care industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and the Securities and Exchange Commission (SEC) requirements for interim reporting. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

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

(c) Inventory

The Company values inventories at the lower of cost or fair market value. The Company determines the cost of inventory using the average cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. See Note 8 for further information on inventory balances.

Regulatory approval for Naglazyme was received in May 2005, and costs related to the manufacturing of Naglazyme prior to this date were expensed as research and development expenses. The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for Naglazyme prior to regulatory approval were not capitalized as inventory. When regulatory approval was obtained in May 2005, the Company began capitalizing inventory at the lower of cost or fair value. Naglazyme inventory as of March 31, 2006 also includes a portion of the zero cost basis quantities. Until the Company begins to sell the inventory produced after regulatory approval was obtained, the cost of goods sold or used in clinical trials for the previously expensed inventory will be insignificant. The Company expects that the majority of the previously expensed inventory will be sold or used in clinical trials by the first quarter of 2007. Stock based compensation of $0.4 million was capitalized into Naglazyme inventory for the three months ended March 31, 2006.

(d) Cash Balances Related to Long-term Debt

Cash balances related to long-term debt represent an amount that the Company was required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that the Company executed in May 2004. In April 2006, the outstanding balance on this loan was repaid in full. As a result of the subsequent payment, the debt was classified as a current liability and the cash related to long-term debt was classified as cash and cash equivalents as of March 31, 2006.

(e) Goodwill, Acquired Intangible Assets and Impairment of Long-Lived Assets

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

The Company reviews long-lived assets for impairment annually and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. See Note 6 for further discussion of the Company’s intangible asset and goodwill impairment analyses.

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, SFAS No. 142 requires that the Company assess whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. As of March 31, 2006, the Company has identified one separate reporting unit, following the sublicense of North American rights of Orapred in March 2006, which eliminated the previous Orapred reporting unit. The Company performs an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. The sublicense of North American rights of Orapred was deemed to be a triggering event and an impairment analysis of goodwill was performed in March 2006. The Company determines the fair value of its reporting units using a combination of discounted cash flow models, quoted market prices when available and independent appraisals. See Note 6 for further discussion of the Company’s goodwill impairment analysis.

The recoverability of the carrying value of leasehold improvements for the Company’s administrative facilities will depend on the successful execution of the Company’s business initiatives and the Company’s ability to earn sufficient returns on its approved products and product candidates. Based on management’s current estimates, the Company expects to recover the carrying value of such assets.

(f) Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

The Company’s revenues consist of Naglazyme and Orapred product sales, revenues from its collaborative agreement with Serono and revenues from its sublicense agreement with a third party for North American Orapred rights (see Note 5). All Aldurazyme sales are reported by BioMarin/Genzyme LLC and are included in the results of the joint venture (see Note 7).

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

In the U.S., Naglazyme is generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. In the E.U., Naglazyme is generally sold to the Company’s authorized European distributor or directly to hospitals, which act as the end users. Because of the pricing of Naglazyme, the limited number of patients and the customers’ limited return rights, Naglazyme customers and retailers generally carry a very limited inventory. Accordingly, the Company expects that sales related to Naglazyme will be closely tied to end-user demand.

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

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns of Naglazyme is required, including its patient population, the customers’ limited return rights and the Company’s joint venture’s experience of returns for Aldurazyme, which is a similar product. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Naglazyme customers to make required payments. The Company first recorded sales of Naglazyme during the second quarter of 2005 and as of March 31, 2006, the Company had experienced no bad debts and had no allowance for doubtful accounts.

Orapred product sales—The Company does not expect to report Orapred product sales in future periods following sublicensing the North American rights to the product to a third party in March 2006. The Company recognized revenue from Orapred product sales when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss passed to the customer, the price to the buyer was fixed or determinable and collection from the customer was reasonably assured. Orapred product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

The Company established and maintains rebate reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. During the first three months of 2006, the Company reduced its Orapred rebate reserves by $1.1 million, which increased net revenues by $0.9 million for rebates related to product sold by the Company and decreased operating expenses by $0.2 million for rebates related to product sold by the previous seller of Orapred. The reduction was due to the sublicense of North American Orapred rights to a third party, which reduced the Company’s liability for certain rebates.

Provisions for sales discounts and estimates for chargebacks and product returns were established as a reduction of product sales at the time such revenues were recognized. These revenue reductions were established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known and forecasted changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to gross sales and accounts receivable through an allowance or as an addition to accrued expenses. The Company generally permits product returns only if the product is damaged or if it is returned near or after expiration.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

A reconciliation of the Company’s gross and net product sales for the three months ended March 31, 2005 and 2006 is as follows (in thousands):

	2005		2006
	Dollars	Percentage	Dollars	Percentage
Gross product sales	$6,520	100%	$9,361	100%
(Allowances) Reversals for:
Returns	(214)	(3)%	(635)	(7)%
Rebates	(829)	(13)%	652	7%
Discounts	(488)	(7)%	(399)	(4)%

Total allowances	(1,531)	(23)%	(382)	(4)%

Net product sales	$4,989	77%	$8,979	96%

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2005 and March 31, 2006, the Company’s allowance for doubtful accounts was insignificant.

Collaborative agreement revenues—Collaborative agreement revenues from Serono include both license revenue and contract research revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as collaborative agreement license revenue over the estimated period for which the Company continues to have a performance obligation. Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represents Serono’s share of Phenoptin™ (sapropterin dihydrochloride) development costs under the agreement, which are recorded as research and development expenses. Collaborative agreement revenues include $1.9 million of the up-front license fee received from Serono recognized as revenue during the first three months of 2006, and $2.6 million of reimbursable Phenoptin development costs incurred during the first three months of 2006. The up-front license fee received from Serono is being amortized as revenue on a straight-line basis over approximately 3.25 years, which represents the best estimate of the time from inception of the agreement until European regulatory approval of Phenoptin for the treatment of phenylketonuria (PKU), at which point the Company’s performance obligations for developing Phenoptin for the treatment of PKU will end. There is no cost of sales associated with the amortization of the up-front license fee received from Serono.

Royalty and license revenues— Royalty revenue is recognized based on sublicensee sales of Orapred subsequent to the execution of the sublicense of Orapred North American rights in March 2006. Royalties are recognized as earned in accordance with the contract terms and when collectibility is reasonably assured.

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of royalty revenue that the Company recognizes in a particular period. The majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the principal customers for Orapred, and inventory held by retailers. Royalty revenues from Orapred sales in a particular period will be impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories continue to substantially exceed the retail demand, the Company could experience reduced royalty revenue from sales in subsequent periods.

The up-front license fee of $2.5 million received from the third party has been deferred and is being recognized as revenue on a straight-line basis over approximately 5 months, which represents the best estimate of the time from inception of the agreement until commercial launch of Orapred ODT (Oral Disintegrating Tablets), at which point the Company’s performance obligations will end. Royalty and license revenue includes $0.3 million of the up-front license fee received from the third party recognized as revenue during the first three months of 2006. There is no cost of sales associated with the royalty and license revenues recorded during the period and no related costs are expected in future periods.

Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

(g) Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares issuable

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

upon the exercise of outstanding common stock options and contingent issuances of common stock related to convertible debt and acquisition payable. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):

	March 31,
	2005	2006
Options to purchase common stock	11,988	8,107
Common stock issuable under convertible debt	8,920	19,324
Portion of acquisition payable in common stock	1,670	641

Total	22,578	28,072

(h) Stock Option Plans

Stock-based compensation is accounted for in accordance with SFAS No. 123R, Share-Based Payment and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

Expected volatility is based upon proportionate weightings of the historical volatility of the Company’s stock and the implied volatility of traded options on the Company’s stock. The expected life of options is based on observed historical exercise patterns, which can vary over time.

As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and different assumptions are employed in the application of SFAS No. 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 3 for further discussion of the Company’s accounting for stock based compensation.

(i) Other Significant Accounting Policies

For all other significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(j) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007. Management does not expect the adoption of SFAS No. 155 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS No. 156 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(k) Reclassifications

Certain items in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

(3) STOCK-BASED COMPENSATION

Effective January 1, 2006, BioMarin began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. BioMarin adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, BioMarin records expense over the offering period, in connection with shares issued under its employee stock purchase plan.

The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. As a result of the adoption of SFAS No. 123R, BioMarin’s loss from operations and net loss for the three-month period ended March 31, 2006, was $1.7 million higher than under BioMarin’s previous accounting method for stock-based compensation. Basic and diluted net earnings per common share for the quarter ended March 31, 2006, were not impacted by the change in accounting method. Prior to adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were required to be reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended March 31, 2006, no net excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R and determined the amount to be immaterial. The company is in the process of computing the hypothetical excess tax benefits in additional paid-in capital as of the date of adoption of SFAS No. 123R. This analysis is not expected to result in a material change to BioMarin’s financial statements.

Stock compensation costs for the three months ended March 31, 2006 totaled $2.1 million, of which $0.4 million was capitalized into inventory, $0 was included in cost of sales, $0.8 million was included in selling, general and administrative expense and $0.9 million was included in research and development expense. No stock compensation costs were recognized for the three months ended March 31, 2005, prior to the Company’s adoption of SFAS No. 123R.

For stock options granted prior to the adoption of SFAS No. 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

Three Months Ended
March 31, 2005
($ in thousands)
Net loss:
As reported	$(22,458)
Fair value-based expense, net of tax	(2,967)

Pro forma	$(25,425)

Net loss per common share:
Basic and diluted
As reported	$(0.35)
Pro Forma	$(0.39)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Stock Options

BioMarin’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options generally vest monthly over a four-year period beginning on the grant date. The term of the outstanding options is generally ten years. Options assumed under past business acquisitions generally vest over periods ranging from immediately upon grant to five years from the original grant date and have terms ranging from two to ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of March 31, 2006. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of BioMarin stock and, for fiscal periods in which there is sufficient trading volume in options on the Company’s stock, the implied volatility of traded options on the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that BioMarin has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended March 31,
Stock Options	2005	2006
Expected volatility	54.76%	57.87%
Dividend yield	zero	zero
Expected life	6.0 years	4.9 years
Risk-free interest rate	4.1%	4.35%

The Company has recorded $1.6 million of compensation expenses related to stock options for the three-month period ended March 31, 2006, in accordance with SFAS No. 123R. As of March 31, 2006, there was $19.5 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.30 years.

A summary of stock option activity under the plans for the three-months ended March 31, 2006 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 1, 2006	6,968,569	$8.60
Granted	1,780,200	$11.78
Exercised	(519,434)	$6.98		$2,707
Cancelled	(122,201)	$8.07

Balance, March 31, 2006	8,107,134	$9.43	7.5	$32,636

Exercisable, March 31, 2006	3,883,813	$9.63	5.7	$14,727

The weighted-average fair value of stock options granted during the three months ended March 31, 2005 and 2006, were $5.05 and $6.26, respectively. The aggregate intrinsic value for outstanding options as of March 31, 2006 is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8.1 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2005, the aggregate intrinsic value of options exercised under our stock option plans was insignificant. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

At March 31, 2006, an aggregate of 8,460,518 million of unissued shares were authorized for future issuance under the Company’s stock plans, which cover stock options and the Company’s Employee Stock Purchase Plan. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

An initial option is granted to each new outside member of BioMarin’s Board of Directors to purchase 30,000 shares of common stock at the fair value on the date of the grant. On each anniversary date of becoming a director, each outside member is granted an additional option to purchase 30,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of ten years.

Employee Stock Purchase Plan

Under BioMarin’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or each purchase date of the offering period, which will span up to two (2) years. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. The Employee Stock Purchase Plan has been treated as a compensatory plan. The Company has recorded compensation expense related to the Purchase Plan in the three-month period ended March 31, 2006 of $0.1 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected volatility of Employee Share Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that BioMarin has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended March 31
Employee Stock Purchase Plan	2005	2006
Expected volatility	54-55%	44% to 52%
Dividend yield	zero	zero
Expected life	6-24 months	6-24 months
Risk-free interest rate	3.9-4.4%	4.4%

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(4) ASCENT PEDIATRICS TRANSACTION

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

Medicis agreed to make available to the Company a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions, including a change of control provision. Advances under the convertible note are convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the stock for the 20 trading days prior to such advance. The convertible note, once drawn, matures in August 2009, but may be repaid by the Company, at the Company’s option, at any time prior to the maturity date. At the time of repayment, Medicis may elect to receive cash or convert the amount due into shares of the Company’s common stock. As of March 31, 2006, the Company has not made any draws on the note.

The amended transaction agreements provided for total acquisition payments of $169.0 million payable to Medicis in specified amounts through 2009, of which $92.7 million remains payable as of March 31, 2006. The remaining payments to Medicis include a payment due in 2009 of $73.6 million, of which $8.6 million can be paid in cash or the Company’s common stock, at the Company’s option. The number of shares issuable in 2009, if the Company elects to pay in common stock, will be based on the per share stock price at that time. The total acquisition cost as amended, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, and the $6.0 million reimbursement for product returns discussed above, was $168.0 million. The remaining payments to Medicis are payable as follows (in thousands):

As of March 31, 2006
2006	5,600
2007	7,000
2008	6,500
2009	73,600

Total	$92,700

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

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

The product technology is the only intangible asset subject to amortization and represents the rights to the proprietary knowledge associated with Orapred. These rights include the right to develop, use, and market Orapred. The product technology is being amortized over Orapred’s estimated economic life of 3.5 years using the straight-line method of amortization and includes no estimated residual value. See Note 6 for further discussion of the Company’s acquired intangible assets.

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

(5) SUBLICENSE OF NORTH AMERICAN ORAPRED RIGHTS

In March 2006, the Company entered into a license agreement with a third party for the continued sale and commercialization of Orapred and other Orapred formulations currently under development. Through the agreement, the third party acquired exclusive rights to market these products in North America, and BioMarin retained exclusive rights to market these products outside of North America. BioMarin and the third party are individually responsible for the costs of commercializing the products within their respective territories. The third party will also pay BioMarin royalties on its net sales of these products. BioMarin will also transfer the North American intellectual property to the third party in August 2009, following the purchase of the stock of Ascent Pediatrics from Medicis.

Pursuant to the agreement, the third party paid BioMarin $2.5 million as consideration for executing the agreement, and will make additional milestone payments of up to $15.5 million based on the approval and successful commercial launch of Orapred ODT.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

As of March 31, 2006, $0.3 million of royalty and license revenue was recognized for amortization of the up-front license fee and deferred revenue included $2.2 million related to the remaining unamortized portion of the up-front payment. The Company also recognized $42,000 in royalty revenues from Orapred product sold by the third party subsequent to the sublicense of North American rights in March 2006.

(6) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (Note 4) and consist of the Orapred product technology as of March 31, 2006. The gross and net carrying value of the Orapred product technology as of March 31, 2006 were as follows (in thousands):

Gross value	$20,437
Accumulated amortization	(5,503)

Net carrying value	$14,934

The Company completed its 2005 annual impairment test during the fourth quarter of 2005 and determined that no impairment of the acquired intangible assets existed as of December 31, 2005. Upon execution of the sublicense of the North American rights of Orapred in March 2006, which was determined to be a triggering event according to SFAS No. 144, the Company performed an impairment test and determined that no impairment of intangible assets existed as of March 31, 2006.

The Orapred product technology is being amortized on a straight-line basis over its revised estimated useful life of 3.5 years. The estimated useful life was revised from 15 years following the execution of the sublicense for the North American rights to Orapred, which includes an asset transfer of the underlying intangible assets in August 2009, representing the revised useful life of the asset. The estimated amortization expense associated with the revised estimated useful life of the Orapred product technology for each of the succeeding five years is as follows (in thousands):

As of March 31, 2006
2006	$3,278
2007	4,371
2008	4,371
2009	2,914

Total	$14,934

As a result of the change in estimate, annual amortization expense through 2009 increased by approximately $3.3 million, from $1.1 million prior to the sublicense, and amortization expense for the first quarter of 2006 increased by $0.1 million, to $0.4 million from $0.3 million for the first quarter of 2005.

(b) Goodwill

Goodwill as of March 31, 2006 relates to the Ascent Pediatrics transaction completed during May 2004 (Note 4). The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million, which reflects the reduction for the settlement of the dispute with Medicis during the first quarter of 2005. Using the reporting unit basis required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed an impairment test during March 2006, upon execution of the sublicense of North American rights, which was determined to be a triggering event according to SFAS No. 142. The Company determined that no impairment of goodwill existed as of March 2006. The Company also completed its annual impairment analysis using the same methodology and determined that no impairment existed as of December 31, 2005. As of March 31, 2006, the Company has identified no separate reporting units, following the sublicense of North American rights of Orapred in March 2006, which eliminated the previous Orapred reporting unit. Whether or not goodwill will be impaired in the future is dependent upon the future fair value of the Company.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(7) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three months ended March 31, 2005 and 2006, are presented in the table below (in thousands). Equity in the Income of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s income. The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. Correspondingly, this results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The adjustment will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials. The majority of the difference has been eliminated as of March 31, 2006.

	Three months ended March 31,
	2005	2006
Revenue	$15,874	$21,332
Cost of goods sold	2,665	5,623

Gross profit	13,209	15,709
Operating expenses	9,117	8,267

Income from operations	4,092	7,442
Other income	60	158

Net income	$4,152	$7,600

Equity in the income of BioMarin/Genzyme LLC	$2,076	$3,800

At December 31, 2005 and March 31, 2006, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2005	March 31, 2006
Assets	$70,436	$60,442
Liabilities	(6,470)	(4,876)

Net equity	$63,966	$55,566

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$31,983	$27,783

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

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

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to Note 7(a) above for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2005 and March 31, 2006, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Accounts payable	$484	$440
Accrued accounts payable	10,018	9,093
Accrued vacation	1,581	1,696
Accrued compensation	4,219	2,536
Accrued interest and taxes	372	1,773
Accrued other	335	515
Accrued rebates	1,751	817
Acquired rebate reserve	1,546	1,325
Short-term returns reserves	430	1,460
Current portion of deferred rent	198	291

	$20,934	$19,946

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

As of December 31, 2005 and March 31, 2006, other long-term liabilities consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Long-term portion of returns reserve	$5,684	$5,252
Long-term portion of deferred rent	1,967	1,936
Deferred compensation liability	—	405

Total other long-term liabilities	$7,651	$7,593

As of December 31, 2005 and March 31, 2006, inventory consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Orapred raw materials	$821	$855
Naglazyme raw materials	1,717	2,174
Naglazyme work in process	8,032	11,763
Naglazyme finished goods	328	3,345

Total inventory	$10,898	$18,137

Orapred raw materials relates to inventory that has not yet been sold to the third party as part of the sublicense.

(9) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and March 31, 2006, consisted of (in thousands):

	Property & Equipment		Estimated useful lives
Category	December 31, 2005	March 31, 2006
Leasehold improvements	$57,809	$58,343	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	13,938	14,336	5 years
Computer hardware and software	5,055	5,412	3 years
Office furniture and equipment	3,269	3,336	5 years
Construction-in-progress	759	272

	80,830	81,699
Less: Accumulated depreciation	(43,509)	(45,448)

Total property and equipment, net	$37,321	$36,251

Depreciation expense for each of the three-month periods ended March 31, 2005 and 2006 was $1.9 million.

In April 2006, as a subsequent event, the Company purchased its previously leased Galli manufacturing facility and will retain ownership of all leasehold improvements made to the property. The purchase price of the facility was approximately $17.0 million, which was paid in cash in April 2006. As a result of the purchase, the Company expects to reverse deferred rent liabilities of approximately $0.9 million.

(10) CONVERTIBLE DEBT

In March 2006, the Company sold $172.5 million of senior subordinated convertible debt due on March 29, 2013. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. There is no call provision included and the Company is unable to unilaterally redeem the notes prior to maturity in 2013. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

In connection with the placement of the 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized an insignificant amount of amortization expense during the three months ended March 31, 2006.

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

In connection with the placement of the 2003 debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million of amortization expense during the three months ended March 31, 2005 and 2006.

(11) COMMON STOCK OFFERING

In March 2006, the Company completed a public offering of its common stock concurrent with its public offering of senior subordinated convertible debt (see Note 10). In the common stock offering, the Company sold 10,350,000 shares at a price to the public of $13.00 per share, or a total offering price of $134.6 million. The net proceeds were approximately $127.5 million.

(12) EQUIPMENT AND FACILITY LOANS

In May 2004, the Company executed a $25 million credit facility to finance the Company’s equipment purchases and facility improvements. As of March 31, 2006, $19.9 million was outstanding on the facility. Payments of principal and interest of LIBOR plus 1.25% (6.08% as of March 31, 2006) were due through maturity in 2011. The facility required an all-asset first priority lien, excluding certain assets such as intellectual property and assets related to the Ascent Pediatrics transaction. The lender required that the Company maintain a total unrestricted cash balance, including short-term investments, of at least $25 million and that the Company maintain a deposit with the lender equal to the outstanding balance, or $10.0 million, whichever is greater. As of March 31, 2006, $19.9 million of the total minimum unrestricted cash balance was required to be maintained in an account with the lender as an unrestricted compensating balance. The facility also contained additional customary non-financial covenants. Principal payments due on equipment and facility loans ranged from approximately $5,000 to $119,000 per month.

In April 2006, the outstanding balance on these loans was repaid in full. As a result of the subsequent payment, as of March 31, 2006, the debt balance has been classified as a current liability and the cash related to long-term debt has been classified as cash and cash equivalents.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction took place in the periods presented (in thousands):

	Three months ended March 31,
	2005	2006
Settlement of dispute with Medicis, net of discount	$22,648	$—

(14) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. Accounts receivable as of March 31, 2006 relates to net product sales of both Naglazyme and Orapred. With respect to Naglazyme accounts receivable, a significant portion of net product sales are made to a limited number of financially viable specialty pharmacies. The Company’s two largest customers accounted for 36% and 10% of net revenues, respectively, or 46% of the Company’s total net product sales of Naglazyme in aggregate for the three months ended March 31, 2006. In the first quarter of 2006, net product sales of Naglazyme were $3.1 million from customers based in the U.S. and $3.9 million from customers based outside of the U.S.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at March 31, 2006.

(15) DEFERRED COMPENSATION PLAN

On December 1, 2005, the Company adopted the BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees, including management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, and members of the Board the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary and annual cash bonus. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. The recorded cost of any investments will approximate fair value. Investments of $0.4 million and the related deferred compensation liability of $0.4 million were recorded as of March 31, 2006. The change in market value was insignificant for the three months ended March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Risk Factors,” and other sections of this Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere in this Form 10-Q. You should carefully consider that information before you make an investment decision.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report. In addition to the other information in this Form 10-Q, investors should carefully consider the following discussion and the information under “Risk Factors” when evaluating us and our business.

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant medical need, have well-understood biology and provide an opportunity to be first-to-market. Our product portfolio is comprised of two approved products and multiple investigational product candidates. Approved products include Aldurazyme® (laronidase) and Naglazyme™ (galsulfase). Additionally, we have rights to receive payments and royalties related to Orapred® subsequent to the sublicense of North American rights in March 2006.

Our product portfolio is comprised of two approved products and multiple investigational product candidates. Approved products include Aldurazyme and Naglazyme. Aldurazyme has been approved for marketing in the United States (U.S.) by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Commission (EC) and in other countries for the treatment of mucopolysaccharidosis I (MPS I), for which no other Drug treatment currently exists. MPS I is a progressive and debilitating life-threatening genetic disease that frequently results in death during childhood or early adulthood. It is caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I, expiring in 2010 and 2013, respectively. We have developed Aldurazyme through a 50/50 joint venture with Genzyme. Aldurazyme net revenue recorded by our joint venture for the first quarter of 2006 totaled $21.3 million, compared to $15.9 million for the first quarter of 2005.

In May 2005, the FDA granted marketing approval for Naglazyme for the treatment of mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of GAGs. Naglazyme net product sales for the first quarter of 2006 totaled $7.0 million. In January 2006, the E.C. granted marketing approval for Naglazyme in the E.U. Naglazyme has been granted orphan drug status in the U.S. and the E.U., which confers seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS VI, expiring in 2012 and 2016, respectively. Product launch in the E.U. is underway on a country-by-country basis.

In May 2004, we completed the transaction to acquire the business of Ascent Pediatrics from Medicis. The Ascent Pediatrics business includes Orapred, a drug primarily used to treat asthma exacerbations in children and other inflammatory conditions and two additional proprietary formulations of Orapred in development. Orapred net product sales for the first quarter of 2006 prior to the sublicense described below, totaled $2.0 million, which included a $0.9 million benefit from the reversal of certain rebate reserves, compared to $5.0 million in the first quarter of 2005. In October 2005, we announced that the FDA had accepted for filing the New Drug Application for Orapred Oral Dissolving Tablets (ODT) for the treatment of inflammatory conditions. We expect to receive a response from the FDA by June 1, 2006.

In March 2006, we entered into an agreement with a third party for the continued sale and commercialization of the Orapred product line. Through the sublicense agreement, the third party acquired exclusive rights to market these products in North America, and we retained exclusive rights to market these products outside of North America. The third party and we are individually responsible for the costs of commercializing the products within our respective territories.

Pursuant to the sublicense, we received $2.5 million as consideration for executing the agreement, and will receive additional milestone payments of up to $15.5 million based on the approval and successful commercial launch of Orapred ODT. In October 2005, we announced that the FDA had accepted for filing the New Drug Application for Orapred ODT for the treatment of inflammatory conditions. We expect to receive a response from the FDA by June 1, 2006. Additionally, we will receive royalties on net sales of these products. We will also transfer the North American intellectual property to the third party in August 2009, following the purchase of the stock of Ascent Pediatrics from Medicis.

We are developing several investigational product candidates for the treatment of genetic diseases including: PhenoptinTM (sapropterin dihydrochloride), a proprietary oral form of tetrahydrobiopterin (6R-BH4 or BH4), for the treatment of PKU; and PhenylaseTM (phenylalanine ammonia lyase), an enzyme substitution therapy for the treatment of phenylketonurics who are not 6R-BH4 responsive. We are also evaluating the potential application of BH4 in treating multiple cardiovascular indications, beginning with a Phase 2 clinical trial in individuals with poorly controlled hypertension.

In December 2004, we announced that we initiated our Phase 2 clinical trial of Phenoptin for PKU. Patients enrolled in the Phase 2 clinical trial who met certain criteria were eligible to enroll in the Phase 3 clinical trial, which began in April 2005. The Phase 3 clinical trial of Phenoptin was a six-week, multi-center, international, double-blind, placebo-controlled study. On March 15, 2006, we announced positive results from the Phase 3 clinical trial. We also have initiated a supplemental diet study in children between 4 to 12 years of age. We have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U. If Phenoptin is approved for marketing, it will have seven years of market exclusivity in the U.S. and ten years of market exclusivity in the E.U. In January 2006, the FDA designated Phenoptin as a fast-track product for the treatment of PKU.

PKU is an inherited metabolic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world. We believe that 30% to 50% of those with PKU could benefit from treatment with Phenoptin, if approved. PKU is caused by a deficiency of an enzyme, phenylalanine hydroxylase (PAH), which is required for the metabolism of Phenylalanine (Phe). is an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications. Phenoptin, our lead product candidate for the treatment of PKU, is a proprietary synthetic oral form of 6R-BH4, a small-molecule therapeutic that is a co-factor for PAH. If approved, Phenoptin could become the first drug for the treatment of PKU.

In May 2005, the Company entered into an agreement with Serono for the further development and commercialization of Phenoptin and Phenylase for PKU, and 6R-BH4, the active ingredient in Phenoptin, for other diseases such as cardiovascular indications, including those associated with endothelial dysfunction. Through the agreement, Serono acquired exclusive rights to market these products in all territories outside the U.S. and Japan, and BioMarin retained exclusive rights to market these products in the U.S. BioMarin and Serono will generally share equally all development costs following successful completion of Phase 2 clinical trials for each product candidate in each indication. BioMarin and Serono are individually responsible for the costs of commercializing the products within their respective territories. Serono will also pay BioMarin royalties on its net sales of these products and milestone payments for the successful completion of certain development and approval milestones.

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

Key components of our results of operations for the three months ended March 31, 2005 and 2006, include the following:

	Three months ended March 31,
	2005	2006
Total net product sales	$4,989	$8,979
Research and development expense	14,992	12,279
Net loss	(22,458)	(9,780)
Orapred acquisition-related expenses	2,062	1,563

Our cash, cash equivalents and short-term investments and cash balances related to long-term debt totaled $347.7 million as of March 31, 2006 compared to $64.8 million as of December 31, 2005.

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

Impairment of Long-Lived Assets

Our long-lived assets include our investment in BioMarin/Genzyme LLC, property, plant and equipment, and the acquired Orapred intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. If the carrying amount of the asset is not recoverable, an impairment loss is recorded for the amount that the carrying value of the asset exceeds its fair value. No significant impairments were recognized for the year ended December 31, 2005 and the three months ended March 31, 2006.

We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified no separate reporting units as per SFAS No. 142, following the sublicense of North American Rights for Orapred , which was previously our only separate reporting unit. Prior to the sublicense, which was considered a triggering event, we performed an impairment test at the Orapred reporting unit level and determined that there was no impairment at March 2006. We perform an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill by comparing the carrying value of the reporting unit to its fair value as determined by available market value, a discounted cash flow model or appraisals, unless facts and circumstances warrant a review of goodwill for impairment before that time.

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

We believe that our investment in the joint venture will be recovered because we project that the joint venture will maintain sustained positive earnings and cash flows in the future. The joint venture recorded net income of $3.8 million during the first quarter of 2006. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations, as necessary.

The recoverability of the carrying value of leasehold improvements for our administrative facilities will depend on the successful execution of our business initiatives and our ability to earn sufficient returns on our approved products and product candidates. Based on management’s current estimates, we expect to recover the carrying value of such assets.

Revenue Recognition

We recognize revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104: Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our revenues consist of Naglazyme and Orapred product sales, revenues from our collaborative agreement with Serono and revenues from our Orapred sublicense agreement.

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

In the U.S., Naglazyme is generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. In the E.U., Naglazyme is generally sold to our authorized European distributor and hospitals, which act as end users. Because of the pricing of Naglazyme, the limited number of patients and the customers’ limited return rights, Naglazyme customers and retailers generally carry a very limited inventory. We also sell Naglazyme to certain larger pharmaceutical wholesalers, which, with respect to Naglazyme, act as intermediaries between us and end-users and generally do not stock quantities of Naglazyme. Accordingly, we expect that sales related to Naglazyme will be closely tied to end-user demand.

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

Revenue Dilution Item	Percentage of Gross Sales	Description
Rebates	6-8%	Rebates payable to state Medicaid and other government programs
Cash Discounts	1-2%	Discounts offered to customers for prompt payment of accounts receivable

Total	7-10%

We maintain a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Naglazyme customers to make required payments. We first recorded sales of Naglazyme during the second quarter of 2005 and as of March 31, 2006, we had not experienced any bad debts and had no allowance for doubtful accounts. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

Orapred product sales— Following our sublicense of North American rights to a third party in March 2006, we do not expect to record future net product sales related to the Orapred product line. Future revenue streams related to the Orapred product will be realized through recognition of revenue for the up-front and milestone payments as well as royalty revenue for future sales of Orapred products by the third party. Prior to the sublicense, we recognized revenue from Orapred product sales when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss had passed to the customer, the price to the buyer was fixed or determinable and collection from the customer was reasonably assured. Orapred product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

We established and maintained reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold were recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves were based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. These factors included changes in the mix of prescriptions that were eligible for rebates, changes in the contract rebate rates and the lag time related to the processing of rebate claims by our customers and managed care organizations. The length of time between the period of prescriptions and the processing of the related rebates was consistent historically at between three and six months, depending on the nature of the rebate. The length of time between the period of original sale by us and the processing of the related rebate is dependent upon both the length of time that the product is in the distribution channel and the lag time related to rebate processing by third parties. Additionally, we experienced longer than usual rebate processing lag times as a result of the transition of the product from Medicis after the acquisition and high levels of Orapred inventory held by wholesalers. In the first three months of 2006, we revised our estimates of future rebates payable due to the sublicense of North American rights for Orapred to a third party, which reduced our liability for certain rebates. The decrease in estimated future rebates resulted in reserve reversals and an increase in net revenue of approximately $0.9 million, which was recorded during the first three months of 2006. To the extent actual rebates differ from our estimates, additional reserves may be required or reserves may need to be reversed.

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

We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, the Orapred product has not experienced significant credit losses and our allowance for doubtful accounts as of March 31, 2006 is insignificant. This is due to a significant portion of Orapred sales that are made to a limited number of financially viable distributors, because we offer discounts that encourage the prompt payment of outstanding receivables and because we require immediate payment in certain circumstances. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

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

Our estimates of the period over which we have an ongoing performance obligation are based on the contractual terms of the underlying arrangement, the level of effort required for us to fulfill our obligation and the anticipated timing of the fulfillment of our obligation. Accordingly, we have deferred the up-front license fee received from Serono and will recognize it as revenue on a straight-line basis over approximately 3.25 years, which represents the estimated time from inception of the agreement until European regulatory approval of Phenoptin for the treatment of PKU, at which point the Company’s performance obligations for developing Phenoptin for the treatment of PKU will end. There are no cost of sales associated with the amortization of the up-front license fee received from Serono. Our estimate of the Phenoptin commercialization period is based on several underlying assumptions about uncertain events, including actions by European regulatory authorities, results of our ongoing clinical trials and successful commercial scale manufacturing of Phenoptin. As Phenoptin advances through the clinical development and regulatory process, our estimates of our performance obligation period may change. We regularly review our estimates of the period over which we have an ongoing performance obligation.

Nonrefundable reimbursements received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represented Serono’s share of Phenoptin development costs under the agreement, which are recorded as research and development expenses.

Royalty and license revenues—We recognize royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Royalty revenue and receivables are based upon communication with the sublicensee.

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of royalty revenue that we recognize in a particular period. The majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the principal customers for Orapred, and inventory held by retailers. Royalty revenues from Orapred sales in a particular period will be impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories continue to substantially exceed the retail demand, we could experience reduced royalty revenue from sales in subsequent periods.

We have deferred the up-front license fee of $2.5 million received from a third party for the North American Orapred rights, and will recognize it as revenue on a straight-line basis over a period of approximately 5 months, which represents the estimated time from inception of the agreement until commercial launch of Orapred ODT, at which point the Company’s performance obligations will end. Our estimate of the Orapred ODT commercial launch period is based on several underlying assumptions about uncertain events, including actions by U.S. regulatory authorities and successful commercialization efforts by the third party. As Orapred ODT advances through the regulatory process, our estimates of our performance obligation period may change. We regularly review our estimates of the period over which we have an ongoing performance obligation. There are no cost of sales associated with the royalties and license revenues recorded during the period and we do not expect to incur related cost of sales in future periods.

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

Regulatory approval for Naglazyme was received in May 2005, and costs related to the manufacturing of Naglazyme prior to this date were expensed as research and development expenses. We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, as such, the related manufacturing costs for Naglazyme, prior to regulatory approval, were not capitalized as inventory. When regulatory approval was obtained in May 2005, we began capitalizing inventory at the lower of cost or fair value. Naglazyme inventory as of March 31, 2006 includes a portion of the zero cost basis quantities. Until we begin to sell the inventory produced after regulatory approval was obtained, the cost of goods sold or used in clinical trials for the previously expensed inventory will be insignificant or zero. We expect that the majority of the previously expensed inventory will be sold or used in clinical trials by the first quarter of 2007. Stock based compensation of $0.4 million was capitalized into Naglazyme inventory for the three months ended March 31, 2006.

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

Clinical Trial Accruals

We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CROs and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in research and development expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

Stock Option Plans

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating out stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our expected volatility is based upon proportionate weightings of the historical volatility of BioMarin’s stock and the implied volatility of traded options on our stock. The expected life of options is based on observed historical exercise patterns, which can vary over time.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS No. 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

Recent Accounting Pronouncements

See Note 2(j) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

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

BioMarin Results of Operations

Net Loss

Our net loss in the first quarter of 2006 was $9.8 million as compared to $22.5 million in the first quarter of 2005. Net loss for the first quarter of 2006 decreased primarily as a result of the following (in millions):

Net loss for the first quarter of 2005	$(22.5)
Increased Naglazyme gross profit	6.1
Decreased Naglazyme clinical trial and manufacturing expenses	6.1
Increased collaborative agreement revenues	4.5
Decreased Orapred sales and marketing expenses	3.8
Decreased Orapred gross profit	(2.8)
Increased Phenoptin manufacturing and clinical trial costs	(1.9)
Increased Naglazyme sales and marketing expenses	(1.7)
Increased profits from BioMarin/Genzyme LLC	1.7
Stock-based compensation expense	(1.7)
Increased 6R-BH4 development costs for endothelial disfunction	(0.6)
Increase in corporate overhead and other	(0.8)

Net loss for the first quarter of 2006	$(9.8)

See below for additional information related to the primary net loss fluctuations presented above.

Net Product Sales and Gross Profit

Net product sales increased $4.0 million, to $9.0 million in the first quarter of 2006 from $5.0 million in the first quarter of 2005. Net product sales in the first quarter of 2006 of $9.0 million included $7.0 million of net product sales of Naglazyme and $2.0 million of net product sales of Orapred. Net product sales in the first quarter of 2005 were exclusively related to net product sales of Orapred.

In May 2005, we received marketing approval for Naglazyme in the U.S., and began shipping product in late June 2005. Net product sales for Naglazyme for the first quarter of 2006 were $7.0 million, of which $3.9 million was from customers based outside of the U.S., and gross profit was approximately $6.1 million, representing a gross margin of approximately 87%. Cost of sales in the first quarter of 2006 includes $0.5 million related to inventory write-offs. Excluding the inventory write-offs, gross margin would have been approximately 94%. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, some of the product sold in the first quarter of 2006 had an insignificant basis. We expect to report lower cost of goods sold for Naglazyme until all of the inventory manufactured prior to marketing approval is sold or used in clinical trials. We estimate that the majority of the inventory with an insignificant cost basis will be sold or used in clinical trials by the first quarter of 2007.

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004 through the sublicense in March 2006, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the first quarter of 2006, we recognized $2.0 million of net product sales of Orapred prior to the sublicense, and approximately $1.2 million of gross profit, representing a gross margin of approximately 60%. Net product sales in the first quarter of 2006 include a $0.9 million benefit related to the reversal of certain rebate reserves. Excluding the rebate reserve reversal, gross margin would have been approximately 27%, reflecting sales related to the transfer of Orapred inventory to the sublicensee which were near our recorded cost. Cost of sales excludes the amortization of the developed product technology resulting from the acquisition of the Ascent Pediatrics business.

In March 2006, we sublicensed rights to sell and distribute Orapred in North America for up-front and milestone payments of up to $18.0 million and royalties on future sales of all Orapred products, including Orapred ODT, if approved. As a result of the sublicense, we do not expect to record future net product sales related to the Orapred product line. Future revenue streams related to the Orapred product will include license and royalty revenues for future sales of Orapred product by the sublicensee.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Serono which was executed in May 2005. Collaborative agreement revenues of $4.5 million for the first quarter of 2006 includes the amortization of $1.9 million of the up-front license fee received from Serono recognized as revenue during the period and $2.6 million of reimbursable Phenoptin development costs incurred during the period. The related costs are included in research and development expenses.

Royalty and License Revenues

During the first quarter of 2006, we recognized $42,000 in royalty revenues from Orapred product sold by the third party, subsequent to the sublicense of North American rights in March 2006. Royalty and license revenue for the first quarter of 2006 also includes $0.3 million related to the current period amortization of the $2.5 million up-front license fee received from the third party.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the development and commercialization of our product candidates and products. These development costs primarily include preclinical and clinical studies, manufacturing of our product candidates prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs. Research and development expenses decreased by $2.7 million to $12.3 million in the first quarter of 2006 from $15.0 million in the first quarter of 2005. Research and development expenses decreased in the first quarter of 2006 primarily as a result of the following (in millions):

Research and development expense for the first quarter of 2005	$15.0
Decreased Naglazyme clinical trial and manufacturing expenses	(6.1)
Increased Phenoptin development costs	1.9
Stock-based compensation expense	0.9
Increased 6R-BH4 development costs for endothelial dysfunction	0.6
Increased Phenylase development costs	0.6
Decreased research and development on other programs	(0.6)

Research and development expense for the first quarter of 2006	$12.3

The increase in Phenoptin development costs is primarily due to increased clinical trial expenses due to the continuation of the Phase 3 clinical trials. The increase in 6R-BH4 development costs is for additional pre-clinical studies for 6R-BH4 for endothelial dysfunction and planning for a Phase 2 clinical trial of 6R-BH4 for poorly controlled hypertension. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses, after marketing approval was received in May 2005. However, we expect to incur significant Naglazyme research and development costs in the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Naglazyme and Orapred and our product candidates; human resources; finance, legal and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses increased by $0.3 million to $10.9 million in the first quarter of 2006 from $10.6 million in the first quarter of 2005. The components of the increase between the first quarter of 2005 and the first quarter of 2006 primarily include the following (in millions):

Selling, general and administrative expense for the first quarter of 2005	$10.6
Decreased Orapred sales and marketing expenses	(3.8)
Increased Naglazyme sales and marketing expenses	1.7
Stock-based compensation expense	0.8
Increased Phenoptin commercial preparation costs	0.8
Net increase in corporate overhead and other administrative costs	0.8

Selling, general and administrative expense for the first quarter of 2006	$10.9

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over approximately 3.5 years and the amortization expense for the first quarter of 2006 was $0.4 million, compared to $0.3 million for the first quarter of 2005, when the expected useful life was 15 years. The amortization period was revised following the sublicense of North American rights to Orapred in March 2006, as the underlying intellectual property will be transferred to the third party in August 2009, following our purchase of the common stock of Ascent Pediatrics from Medicis. We expect that the recurring annual amortization expense associated with the intangible assets will be approximately $4.4 million through the end of the expected useful life in August 2009.

Equity in the Income of BioMarin/Genzyme LLC

Equity in the Income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s income for the period. Equity in the Income of BioMarin/Genzyme LLC was $3.8 million in the first quarter of 2006 compared to $2.1 million in the first quarter of 2005. The increase in profit from BioMarin/Genzyme LLC in the first quarter of 2006 was principally due to the $5.4 million increase in Aldurazyme net revenue, which totaled $21.3 million in the first quarter of 2006 compared to $15.9 million in the first quarter of 2005.

See the “BioMarin/Genzyme LLC” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $0.7 million in the first quarter of 2006 from $0.2 million in the first quarter of 2005. The increase is primarily due to higher interest rates and increased levels of cash and investments during the first quarter of 2006 compared to the first quarter of 2005.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense was $2.8 million and $3.3 million in the first quarter of 2006 and the first quarter of 2005, respectively, representing a decrease of $0.5 million. The decrease in the first quarter of 2006 is primarily due to lower imputed interest related to the Ascent Pediatrics transaction resulting from a lower outstanding balance of the acquisition obligation in 2006.

BioMarin/Genzyme LLC Results of Operations

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002, when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. The majority of the differences have been eliminated as of March 31, 2006. See Note 7(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between the joint venture and us.

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003 and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $21.3 million and $15.9 million of net revenue in the first quarter of 2006 and the first quarter of 2005, respectively. The increase in net revenue from the first quarter of 2005 to the first quarter of 2006 of $5.4 million is primarily attributable to an increase in the number of patients initiating therapy.

Gross profit was $15.7 million and $13.2 million for the first quarter of 2006 and the first quarter of 2005, respectively, representing gross margins of approximately 74% and 83%, respectively. The decrease in gross margin during the first quarter of 2006 compared to the first quarter of 2005 is attributable to the recognition of higher cost of sales in the first quarter of 2006 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval, which has a higher cost basis. Excluding the effect of the difference in inventory cost bases between us and the joint venture, gross profit was $14.9 million and $10.4 million, representing gross margins of 70% and 65% for the first quarter of 2006 and 2005, respectively.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $8.3 million for the first quarter of 2006 as compared to $9.1 million for the first quarter of 2005. Operating expenses in the first quarter of 2006 included $4.8 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $3.5 million of research and development costs, primarily long-term clinical trial and regulatory costs. Operating expenses in the first quarter of 2005 included $5.1 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme and $4.0 million of research and development expenses, primarily clinical trial costs. Selling, general and administrative expenses decreased in the first quarter of 2006 due to normalization of sales and marketing efforts for the product following post-launch commercialization.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment and other commercial financing and the related interest income earned on cash, cash equivalents and short-term investments. During the first quarter of 2006, we received $127.5 million of net proceeds from a public offering of common stock, $167.0 million of net proceeds from a public offering of convertible senior subordinated notes and $2.5 million as consideration for execution of our sublicense of North American rights for Orapred. During the first quarter of 2005, we financed our operations primarily through available cash, cash equivalents and short-term investments, the related interest income earned thereon and net proceeds from equipment and facility loans of $3.6 million.

As of March 31, 2006, our combined cash, cash equivalents, short-term investments and cash balances related to long-term debt totaled $347.7 million, an increase of $282.9 million from $64.8 million at December 31, 2005. Cash balances related to long-term debt represent an amount totaling $17.0 million as of December 31, 2005 that is a portion of the amount that we are required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that we entered into in May 2004. This amount is equal to the long-term portion of the outstanding balance under this facility. The maintenance of a deposit equal to the outstanding amount under the facility, or $10.0 million, whichever is greater, is a covenant of the facility and the failure to satisfy this covenant would constitute a breach under the facility. However, we have the ability to access this amount at our discretion and therefore it is not restricted cash. In April 2006, the outstanding balance on these loans was repaid in full. As a result there was no cash related to long-term debt as of March 31, 2006.

The $282.9 million increase in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt during the first quarter of 2006 includes net proceeds from the public offering of common stock of $127.5 million and from the concurrent public offering of convertible debt of $167.0 million. Excluding the net offering proceeds, the decrease in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt during the first quarter of 2006 was $11.6 million, which was $16.6 million less than the net decrease in cash, cash equivalents, short-term investments and restricted cash during the first quarter of 2005 of $28.2 million. The primary items contributing to the decrease in net cash outflow excluding the net offering proceeds in 2005 were as follows (in millions):

Decreased cash payments for the acquisition of the Ascent Pediatrics business	$12.9
Increased cash flows from BioMarin/Genzyme LLC	6.9
Decrease in net proceeds from equipment and facility loans	(4.6)
Receipt of cash proceeds from the ESPP and exercise of stock options	3.6
Increased operating spend, including working capital increases	(2.7)
Up-front license payment from third party for sublicense of North American Orapred rights	2.5
Absence of reimbursement from Medicis for Orapred returns	(2.0)

Total decrease in net cash outflow excluding net offering proceeds	$16.6

The increased operating spend relates to cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in the “Results of Operations” section above. Increases in net payments for working capital primarily include Naglazyme inventory and accounts receivable.

The primary uses of cash during the first quarter of 2005 were to finance operations, which primarily included the manufacturing and clinical trials of Naglazyme and the related supporting functions, the Ascent Pediatrics transaction and the manufacturing and clinical development of Phenoptin. Uses of cash during the first quarter of 2005 include payments related to the Ascent Pediatrics transaction totaling $15.0 million and net cash outflows for working capital requirements. These uses of cash were partially offset equipment and facility loan net proceeds of $3.6 million, a decrease in the cash investment in the joint venture and $2.0 million of the reimbursement from Medicis for Orapred returns received during the first quarter of 2005.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. As of March 31, 2006, we have not made any draws on the note. We anticipate that we will only draw funds from this note to the extent necessary to fund operations or to maintain financial covenants.

We do not expect to generate net positive cash flow from operations for the foreseeable future because we expect to continue to incur operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities and contract manufacturing; and

•	expansion of sales and marketing activities, including commercial launch activities for Naglazyme.

As a result of the Ascent Pediatrics transaction and the January 2005 amendments to the transaction agreements, we expect to pay Medicis $84.1 million in specified cash payments through 2009, of which $5.6 million is payable in the remainder of 2006.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents, short-term investments and currently restricted cash, supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners. We expect our current cash, short-term investments, currently restricted cash and cash balances related to long-term debt and funds contractually committed to us will meet our operating and capital requirements for the foreseeable future based on our current long-term business plans.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the first quarter of 2005 and 2006 and for the period since inception (March 1997) represent the following (in millions):

	Three months ended March 31,		Since Program Inception
	2005	2006
Naglazyme	$9.0	$2.9	$97.4
Phenoptin	3.2	5.1	36.8
6R-BH4 for endothelial dysfunction	—	0.6	0.6
Phenylase	0.4	1.0	3.5
Orapred	0.7	0.6	6.4
Vibrilase	0.1	0.1	8.5
Not allocated to specific major current projects	1.6	2.0	110.0

	$15.0	$12.3	$263.2

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2005, for a discussion of the reasons that we are unable to estimate such information, and in particular the following risk factors included in our Form 10-K “—If we fail to maintain regulatory approval to commercially market or sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

We expect that the proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include: costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Aldurazyme, Naglazyme and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; payment of the amounts due with respect to the Ascent Pediatrics transaction; and working capital.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell Naglazyme in the U.S. and E.U.;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing, scope and results of our preclinical studies and clinical trials;

•	the amount of royalties we receive from our license of Orapred;

•	our ability to maintain compliance with our debt covenants;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

Borrowings and Contractual Obligations

Our $125.0 million of 3.5% convertible notes will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayment of the notes in 2008. Should we redeem the notes after June 2006, at our option according to the terms of the notes, we will be subject to premiums upon redemption ranging from 0.7% to 1.4%, depending on the time the notes are redeemed. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock.

Our $172.5 million of 2.5% convertible notes will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayment of the notes in 2013. There is no call provision included and we are unable to unilaterally redeem the notes prior to maturity in 2013. However, we must repay the debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock.

In May 2004, we entered into a $25.0 million credit facility with Comerica Bank executed to finance our equipment purchases and facility improvements. The outstanding loan balance totaled $19.9 million at March 31, 2006. The loan bore interest at LIBOR plus 1.25% (6.08% as of March 31, 2006), and was secured by liens on certain assets. During 2005, the agreement with Comerica Bank was amended to require that we maintain a total unrestricted cash balance of at least $25.0 million and that we maintain a deposit with Comerica Bank equal to the outstanding principal balance, or $10.0 million, whichever is greater. In April 2006, the outstanding balance on these loans was repaid in full. As a result of the subsequent payment, cash related to long-term debt was classified as cash and cash equivalents as of March 31, 2006. Our unrestricted cash, as defined in the loan agreement, totaled $347.7 million as of March 31, 2006.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $92.7 million through 2009, of which $5.6 million is payable in the remainder of 2006. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of March 31, 2006 is presented below (in thousands).

	Payments Due by Period
ROUNDED (10Q Presentation)	Total	2006	2007	2008-2009	2010-2011	2012 and Thereafter
Medicis obligations	92,700	5,600	7,000	80,100	—	—
Convertible debt and related interest	338,722	6,566	8,688	135,910	8,625	178,934
Operating leases	24,683	2,981	3,865	7,863	5,796	4,178
Equipment and facility loans	19,944	19,944	—	—	—	—
Research and development and purchase commitments	9,574	8,584	370	620	—	—

	485,623	43,674	19,922	$224,493	14,421	183,112

Equipment and facility loans have been adjusted above to reflect the current status of the liability as a result of the subsequent payment in April 2006. We have also licensed technology from others, for which we are required to pay royalties upon future sales, subject to certain annual minimums totaling $0.4 million.

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

Our market risks at March 31, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, on file with the Securities and Exchange Commission (SEC).

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

The Company is not party to any legal proceedings not arising in the ordinary course of its business.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. The risk factors previously disclosed in Item 1A. of our Form 10-K for fiscal year ended December 31, 2005 have remained unchanged, except for the risk factors set forth below:

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell Naglazyme in the U.S.and E.U.;

•	our joint venture partner’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the amount of royalties we receive from our license of Orapred;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	our ability to maintain compliance with our debt covenants;

•	the time and cost necessary to respond to technological and market developments;

•	any changes made or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

We believe that our cash, cash equivalents, short-term investment securities and cash balances related to long-term debt at March 31, 2006, plus funds contractually committed to us will be sufficient to meet our operating and capital requirements for the foreseeable future based on our current long-term business plans. These estimates are based on assumptions and estimates, including the availability of a $25 million loan from Medicis. These assumptions and estimates may prove to be wrong. We will need to sell equity or debt securities to raise additional funds if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

If the option under the securities purchase agreement with Medicis to purchase all of the issued and outstanding capital stock of Ascent Pediatrics is accelerated by Medicis, we may not have sufficient funds to exercise the option, which could result in a termination of the license agreement and our revenue could decrease significantly.

Pursuant to our agreement with a third party, we are obligated to exercise the option under our securities purchase agreement with Medicis to purchase all issued and outstanding capital stock of Ascent Pediatrics in approximately three years. The exercise of the option is subject to acceleration on specified material breaches of our license agreement with Ascent Pediatrics or a bankruptcy or insolvency proceeding involving Medicis or Ascent Pediatrics, and if such acceleration is due to a specified breach of the license by us, then the option exercise price together with an amount equal to all license payments remaining under our license agreement with Ascent Pediatrics will become due on the accelerated closing date for the purchase of shares under the option.

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

Actions by wholesalers relating to the purchase of Orapred could affect the timing of royalty revenues.

Orapred is sold to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, most Orapred sales are to three major drug wholesale concerns. Distribution allocation is determined by wholesale and drug chain customers. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages.

It is difficult to control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably based upon their projected demand levels. The buying practices of the wholesalers include occasional speculative purchases of product in excess of the current market demand, at their discretion, in anticipation of future price increases. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of Orapred during the same period, resulting in fluctuations in product inventory in the distribution channel. In addition, if wholesaler inventories substantially exceed retail demand, we could experience reduced royalty revenue from sales of Orapred by our sub-licensee in subsequent periods due to overstocking or low end-user demand.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

1.1	Notes Purchase Agreement dated March 23, 2006, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch, previously filed with the Commission on March 23, 2006 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

1.2	Equity Purchase Agreement dated March 23, 2006, by and among BioMarin Pharmaceutical Inc. and the Equity Underwriters, previously filed with the Commission on March 23, 2006 as Exhibit 1.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Form 8-K, which is incorporated herein by reference.

4.2	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Form 8-K, which is incorporated herein by reference.

4.3	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed until the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Form 8-K, which is incorporated herein by reference.

10.1*	License Agreement dated March 15, 2006 by and between BioMarin Pharmaceutical Inc. and Alliant Pharmaceuticals, Inc.

10.2*	Purchase and Sale Agreement and Joint Escrow Instructions dated January 24, 2006 by and between BioMarin Pharmaceutical Inc. and Wirrulla Novato LLC.

10.3*	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated February 23, 2006 by and between BioMarin Pharmaceutical Inc. and Wirrula Novato LLC.

25.1	Form T-one Statement of Eligibility under the Trust Indenture Act of 1939, previously filed with the Commission on March 20, 2006 as Exhibit 25.1 to the Companies Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

*	- Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 4, 2006	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

1.1	Notes Purchase Agreement dated March 23, 2006, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch, previously filed with the Commission on March 23, 2006 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

1.2	Equity Purchase Agreement dated March 23, 2006, by and among BioMarin Pharmaceutical Inc. and the Equity Underwriters, previously filed with the Commission on March 23, 2006 as Exhibit 1.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Form 8-K, which is incorporated herein by reference.

4.2	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Form 8-K, which is incorporated herein by reference.

4.3	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed until the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Form 8-K, which is incorporated herein by reference.

10.1*	License Agreement dated March 15, 2006 by and between BioMarin Pharmaceutical Inc. and Alliant Pharmaceuticals, Inc.

10.2*	Purchase and Sale Agreement and Joint Escrow Instructions dated January 24, 2006 by and between BioMarin Pharmaceutical Inc. and Wirrulla Novato LLC.

10.3*	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated February 23, 2006 by and between BioMarin Pharmaceutical Inc. and Wirrula Novato LLC.

25.1	Form T-one Statement of Eligibility under the Trust Indenture Act of 1939, previously filed with the Commission on March 20, 2006 as Exhibit 25.1 to the Companies Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

*	- Filed herewith