Form 10-Q
period 2006-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2006-08-03
CIK 1048477

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,551,205 shares common stock, par value $0.001, outstanding as of August 1, 2006.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2005 (1)	June 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,092	$285,990
Short-term investments	9,700	19,910
Accounts receivable, net	5,860	10,946
Advances to BioMarin/Genzyme LLC	1,071	926
Inventory	10,898	24,247
Other current assets	3,320	2,788

Total current assets	68,941	344,807

Cash balances related to long-term debt	17,049	—
Investment in BioMarin/Genzyme LLC	31,983	28,528
Property, plant and equipment, net	37,321	51,615
Acquired intangible assets, net	15,306	13,841
Goodwill	21,262	21,262
Other assets	3,441	8,661

Total assets	$195,303	$468,714

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$20,934	$23,073
Current portion of acquisition obligation, net of discount	7,477	6,705
Current portion of deferred revenue	8,096	8,226
Current portion of equipment and facility loans	3,860	—

Total current liabilities	40,367	38,004

Convertible debt	125,000	297,500
Long-term portion of acquisition obligation, net of discount	70,873	69,811
Deferred revenue, net of current portion	11,825	7,990
Equipment and facility loan, net of current portion	17,049	—
Other long-term liabilities	7,651	6,522

Total liabilities	272,765	419,827

Stockholders’ equity (deficit):
Common stock, $0.001 par value: 150,000,000 shares authorized; 74,301,610 and 85,470,948 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	75	85
Additional paid-in capital	485,570	623,048
Accumulated other comprehensive loss	(16)	(49)
Accumulated deficit	(563,091)	(574,197)

Total stockholders’ equity (deficit)	(77,462)	48,887

Total liabilities and stockholders’ equity (deficit)	$195,303	$468,714

(1)	December 31, 2005 balances were derived from the audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended, June 30, 2005 and 2006

(In thousands, except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Net product sales	$1,437	$9,657	$6,426	$18,636
Collaborative agreement revenues	2,189	4,435	2,189	8,949
Royalty and license revenues	—	9,358	—	9,677

Total revenues	3,626	23,450	8,615	37,262

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	478	789	1,137	2,512
Research and development	14,822	15,779	29,814	28,058
Selling, general and administrative	10,117	11,871	20,684	22,767
Amortization of acquired intangible assets	286	1,093	572	1,466

Total operating expenses	25,703	29,532	52,207	54,803

Equity in the income of BioMarin/Genzyme LLC	3,303	4,745	5,378	8,545

Loss from operations	(18,774)	(1,337)	(38,214)	(8,996)
Interest income	374	4,034	615	4,736
Interest expense	(2,940)	(4,022)	(6,199)	(6,846)

Net loss	$(21,340)	$(1,325)	$(43,798)	$(11,106)

Net loss per share, basic and diluted	$(0.33)	$(0.02)	$(0.68)	$(0.14)

Weighted average common shares outstanding, basic and diluted	64,605	85,341	64,558	80,181

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005, and 2006

(In thousands, unaudited)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities
Net loss	$(43,798)	$(11,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,871	6,311
Imputed interest on acquisition obligation	3,022	2,367
Equity in the income of BioMarin/Genzyme LLC	(5,378)	(8,545)
Stock based compensation	—	4,512
Loss on disposals of property, plant and equipment	80	—
Changes in operating assets and liabilities:
Accounts receivable	1,177	(5,086)
Advances to BioMarin/Genzyme LLC	(245)	145
Inventory	(1,070)	(13,349)
Other current assets	772	532
Other assets	21	(806)
Accounts payable and accrued liabilities	(6,418)	2,271
Other liabilities	424	(352)
Deferred revenue	24,615	(3,706)

Net cash used in operating activities	(21,927)	(26,812)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,035)	(18,897)
Decrease in restricted cash	25,179	—
Sales of short-term investments	26,380	9,700
Purchases of short-term investments	—	(19,935)
Distributions from BioMarin/Genzyme LLC	—	12,000
Settlement of dispute with Medicis	4,000	—

Net cash provided by investing activities	54,524	(17,132)

Cash flows from financing activities
Proceeds from equipment and facility loans	17,543	—
Proceeds from ESPP and exercise of stock options	1,115	5,578
(Increase) decrease in cash balances related to long-term debt	(2,573)	17,049
Repayment of equipment and facility loans	(14,651)	(20,909)
Repayment of acquisition obligation	(30,000)	(4,200)
Proceeds from public offering of common stock, net	—	127,398
Proceeds from convertible debt offering, net	—	166,934

Net cash provided by (used in) financing activities	(28,566)	291,850

Effect of foreign currency translation on cash	(1)	(8)

Net increase in cash	4,030	247,898

Cash and cash equivalents:
Beginning of period	13,081	38,092

End of period	$17,111	$285,990

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company and its joint venture partner, Genzyme Corporation (Genzyme), received marketing approval for Aldurazyme ® (laronidase) in the United States (U.S.) in April 2003 and in the European Union (E.U.) in June 2003. BioMarin received marketing approval for Naglazyme TM (galsulfase) in the U.S. in May 2005, and in the E.U. in January 2006. In May 2004, BioMarin completed the transaction to acquire the Ascent Pediatrics business, for which the North American rights were sublicensed to a third party by BioMarin in March 2006. The May 2004 transaction included: the exclusive marketing and development rights to Orapred ® (prednisolone sodium phosphate oral solution), a drug primarily used to treat asthma exacerbations in children; two additional proprietary formulations of Orapred in development; and a U.S.-based sales force. See Note 4 for further discussion of the acquisition transaction in 2004 and Note 5 for further discussion of the sublicense in 2006. The Company is incorporated in the state of Delaware.

Through June 30, 2006, the Company had accumulated losses of approximately $574.2 million. Management believes that the Company’s cash, cash equivalents and short-term investments at June 30, 2006 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long- term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans, the Company may need additional capital. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through its current cash, cash equivalents and short-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including the financial performance of Naglazyme, the Aldurazyme joint venture and the Orapred sublicense; the potential need for additional financings; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the health care industry.

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

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Regulatory approval for Naglazyme was received in May 2005, and costs related to the manufacturing of Naglazyme prior to this date were expensed as research and development expenses. The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for Naglazyme prior to regulatory approval were not capitalized as inventory. When regulatory approval was obtained in May 2005, the Company began capitalizing inventory at the lower of cost or fair value. As of June 30, 2006, Naglazyme inventory includes pre-approval manufactured finished goods, which have an insignificant cost basis. Until the Company begins to sell the inventory produced after regulatory approval was obtained, the cost of goods sold or used in clinical trials for the previously expensed inventory will be insignificant. The Company expects that the majority of the previously expensed inventory will be sold or used in clinical trials by the fourth quarter of 2006. Stock based compensation of $0.3 million and $0.7 million were capitalized into Naglazyme inventory for the three and six months ended June 30, 2006, respectively.

(d) Cash Balances Related to Long-Term Debt

Cash balances related to long-term debt represent an amount that the Company was required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan that the Company executed in May 2004. In April 2006, the outstanding balance on this loan was repaid in full and this balance was reclassified as cash and cash equivalents.

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

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, SFAS No. 142 requires that the Company assess whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. As of June 30, 2006, the Company has only one reporting unit, following the sublicense of North American rights of Orapred in March 2006, which eliminated the previous Orapred reporting unit. The Company performs an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. The sublicense of North American rights of Orapred was deemed to be a triggering event and an impairment analysis of goodwill was performed in March 2006. The Company determines the fair value of its reporting units using a combination of discounted cash flow models, quoted market prices when available and independent appraisals.

The recoverability of the carrying value of leasehold improvements for the Company’s facilities will depend on the successful execution of the Company’s business initiatives and the Company’s ability to earn sufficient returns on its approved products and product candidates. Based on management’s current estimates, the Company expects to recover the carrying value of such assets.

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

Naglazyme product sales—The Company recognizes revenue from Naglazyme product sales when persuasive evidence of an

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

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

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns of Naglazyme is required, including its patient population, the customers’ limited return rights and the Company’s joint venture’s experience of returns for Aldurazyme, which is a similar product. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Naglazyme customers to make required payments. The Company first recorded sales of Naglazyme during the second quarter of 2005 and as of June 30, 2006, the Company had experienced no bad debts and had no allowance for doubtful accounts.

Orapred product sales—The Company does not expect to report Orapred product sales in future periods following sublicensing the North American rights to the product to a third party in March 2006. The Company recognized revenue from Orapred product sales when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss passed to the customer, the price to the buyer was fixed or determinable and collection from the customer was reasonably assured. Orapred product sales transactions were evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

The Company established and maintains rebate reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves are based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. During the first quarter of 2006, the Company reduced its Orapred rebate reserves by $1.1 million, which increased net revenues by $0.9 million for rebates related to product sold by the Company and decreased operating expenses by $0.2 million for rebates related to product sold by the previous seller of Orapred. The reduction was due to the sublicense of North American Orapred rights to a third party, which reduced the Company’s liability for certain rebates.

Provisions for sales discounts and estimates for chargebacks and product returns were established as a reduction of product sales at the time such revenues were recognized. These revenue reductions were established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known and forecasted changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to gross sales and accounts receivable through an allowance or as an addition to accrued expenses. The Company generally permits product returns only if the product is damaged or if it is returned near or after expiration. During the second quarter of 2006, the Company adjusted estimates of return liabilities based upon updated forecasts of retail demand. This adjustment resulted in additional charges of $1.1 million, which were recorded as an offset to revenue of $0.8 million for returns of product sold by the Company and $0.3 million of additional expense for returns of product sold by the previous owner.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2005 and June 30, 2006, the Company’s allowance for doubtful accounts was insignificant.

Collaborative agreement revenues—Collaborative agreement revenues from Serono include both license revenue and contract

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

research revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as collaborative agreement license revenue over the estimated period for which the Company continues to have a performance obligation. Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represents Serono’s share of Phenoptin™ (sapropterin dihydrochloride) development costs under the agreement, which are recorded as research and development expenses. Collaborative agreement revenues include $1.9 million and $3.8 million of the up-front license fee received from Serono recognized as revenue during the three and six months ended June 30, 2006, respectively, and $2.5 million and $5.1 million of reimbursable Phenoptin development costs incurred during the three and six months ended June 30, 2006, respectively. The up-front license fee received from Serono was being amortized as revenue on a straight-line basis over approximately 3.25 years, which represented the best estimate of the time from inception of the agreement until European regulatory approval of Phenoptin for the treatment of phenylketonuria (PKU), at which point the Company’s performance obligations for developing Phenoptin for the treatment of PKU will end. The estimate was revised in July 2006 when the estimated timing of European regulatory approval changed subsequent to period end, from 3.25 years to 3.4 years. The change in estimate did not impact revenues during the first six months of 2006, however the change in estimate is expected to reduce license revenues in future periods by approximately $0.1 million per quarter, or approximately $0.5 million annually. There is no cost of sales associated with the amortization of the up-front license fee received from Serono.

Royalty and license revenues— Royalty revenue is recognized based on sublicensee sales of Orapred subsequent to the execution of the sublicense of Orapred North American rights in March 2006. Royalties are recognized as earned in accordance with the contract terms and when collectibility is reasonably assured.

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of royalty revenue that the Company recognizes in a particular period. The majority of Orapred sales are made to wholesalers, which, in turn, resell the product to retail outlets. Inventory in the distribution channel consists of inventory held by wholesalers, who are the principal customers for Orapred, and inventory held by retailers. Royalty revenues from Orapred sales in a particular period will be impacted by increases or decreases in wholesaler inventory levels. If wholesaler inventories substantially exceed retail demand, the Company could experience reduced royalty revenue from sales in subsequent periods.

The up-front license fee of $2.5 million received from the third party has been deferred and is being recognized as revenue on a straight-line basis over approximately 5 months, which represents the best estimate of the time from inception of the agreement until commercial launch of Orapred ODT (Oral Disintegrating Tablets), at which point the Company’s performance obligations will end. Royalty and license revenue includes $1.7 million and $1.9 million of the up-front license fee received from the third party recognized as revenue during the three and six months ended June 30, 2006, respectively. There are no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

The Company also recognized $7.5 million in milestone revenue during the second quarter of 2006 as a result of the FDA approval for the marketing application for Orapred ODT, received in June 2006. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

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

Potentially dilutive securities include (in thousands):

	June 30,
	2005	2006
Options to purchase common stock	8,854	8,645
Common stock issuable under convertible debt	8,920	19,103
Portion of acquisition payable in common stock	1,150	598

Total	18,924	28,346

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

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

(i) Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss as of June 30, 2006 includes unrealized losses on short-term investments of $25,000 and foreign currency translation adjustments of $24,000.

(j) Other Significant Accounting Policies

For all other significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(k) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007. Management does not expect the adoption of SFAS No. 155 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation), which requires disclosure of a company’s policy for presenting taxes in the income statement, either on a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Management does not expect the adoption of EITF No. 06-3 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. FIN No. 48 applies to all tax positions accounted for under FASB No. 109, Accounting for Income Taxes, including tax positions acquired in a business combination. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not”. The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation is effective for interim and annual reporting periods beginning after December 15, 2006. Management does not expect the adoption of FIN No. 48 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(l) Reclassifications

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

The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. As a result of the adoption of SFAS No. 123R, BioMarin’s loss from operations and net loss for the three and six-month period ended June 30, 2006, was $2.1 million and $3.8 million higher than under BioMarin’s previous accounting method for stock-based compensation, respectively. Basic and diluted net earnings per common share for the quarter ended June 30, 2006, were not impacted by the change in accounting method. Prior to adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were required to be reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended June 30, 2006, no net excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R and determined the amount to be immaterial. The company is in the process of computing the hypothetical excess tax benefits in additional paid-in capital as of the date of adoption of SFAS No. 123R. This analysis is not expected to result in a material change to BioMarin’s financial statements.

Stock compensation costs for the three months ended June 30, 2006 totaled $2.4 million, of which $0.3 million was capitalized into inventory, $0 was included in cost of sales, $1.2 million was included in selling, general and administrative expense and $0.9 million was included in research and development expense. Stock compensation costs for the six months ended June 30, 2006 totaled $4.5 million, of which $0.7 million was capitalized into inventory, $0 was included in cost of sales, $2.0 million was included in selling, general and administrative expense and $1.8 million was included in research and development expense. No stock compensation costs were recognized for the three and six months ended June 30, 2005, prior to the Company’s adoption of SFAS No. 123R.

For stock options granted prior to the adoption of SFAS No. 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(21,340)	$(43,798)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,548)	(5,515)

Pro forma net loss	$(23,888)	$(49,313)

Net loss per share as reported, basic and diluted	$(0.33)	$(0.68)
Pro forma net loss per share, basic and diluted	(0.37)	(0.76)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Stock Options

BioMarin’s 2006 Share Incentive Plan, which was approved on June 21, 2006 and replaces the Company’s previous stock option plans, provides for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date as well as other forms of equity compensation. As of June 30, 2006, the only awards issued under the 2006 Share Incentive Plan were stock options. The options generally vest monthly over a four-year period beginning on the grant date. The term of the outstanding options is generally ten years. Options assumed under past business acquisitions generally vest over periods ranging from immediately upon grant to five years from the original grant date and have terms ranging from two to ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2006. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of BioMarin stock and, for fiscal periods in which there is sufficient trading volume in options on the Company’s stock, the implied volatility of traded options on the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that BioMarin has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Valuation Assumptions	2005	2006	2005	2006
Expected volatility	53.84%	53.81%	53.84-54.76%	53.81-57.87%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	5.0 years	6.0 years	4.9-5.0 years
Risk-free interest rate	4.1%	5.1%	4.1%	4.4-5.1%

The Company has recorded $2.0 million and $3.6 million of compensation expense related to stock options for the three and six-months ended June 30, 2006, respectively, recognized in accordance with SFAS No. 123R. As of June 30, 2006, there was $22.0 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.5 years.

A summary of stock option activity under the plans for the six-months ended June 30, 2006 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 1, 2006	6,968,569	$8.60
Granted	2,584,771	$12.18
Exercised	(680,216)	$7.29		$3,534
Cancelled	(227,651)	$9.06

Balance, June 30, 2006	8,645,473	$9.76	7.4	$42,186

Exercisable, June 30, 2006	4,081,270	$9.48	5.5	$22,289

The weighted-average fair value of stock options granted during the three months ended June 30, 2005 and 2006, was $3.69 and $6.83, respectively. The weighted-average fair value of stock options granted during the six months ended June 30, 2005 and 2006, was $3.48 and $6.43, respectively. The aggregate intrinsic value for outstanding options as of June 30, 2006 is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8.2 million options that were in-the-money at June 30, 2006. During the three and six months ended June 30, 2005, the aggregate intrinsic value of options exercised under our stock option plans was $0.1 million. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.

At June 30, 2006, an aggregate of 17.4 million unissued shares were authorized for future issuance under the Company’s stock

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

plans, which include shares issuable under the Company’s 2006 Share Incentive Plan and the Company’s Employee Stock Purchase Plan. Awards under the 2006 Share Incentive Plan that expire or are cancelled without delivery of shares generally become available for issuance under the plans. Awards that expire or are cancelled under the Company’s suspended 1997 Stock Plan or 1998 Director Option Plan may not be reissued.

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

Employee Stock Purchase Plan

Under BioMarin’s Employee Stock Purchase Plan, which was approved on June 21, 2006 and replaces the Company’s previous plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or each purchase date of the offering period, which will span up to two (2) years. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. The Employee Stock Purchase Plan has been treated as a compensatory plan. The Company has recorded compensation expense related to the Purchase Plan in the three and six-month periods ended June 30, 2006 of $0.1 million and $0.2 million, respectively. No stock compensation costs were recognized for the three and six months ended June 30, 2005, prior to the Company’s adoption of SFAS No. 123R. For the six-month periods ended June 30, 2005 and 2006, 125,339 shares and 147,377 shares were purchased under the Purchase Plan, respectively.

The fair value of each award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected volatility of Employee Stock Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that BioMarin has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three and Six Months Ended June 30,
Employee Stock Purchase Plan Valuation Assumptions	2005	2006
Expected volatility	54-57%	44-55%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	2.6-3.9%	3.9-4.9%

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

Medicis agreed to make available to the Company a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions, including a change of control provision. Advances under the convertible note are convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the stock for the 20 trading days prior to such advance. The convertible note, once drawn, matures in August 2009, but may be repaid by the Company, at the Company’s option, at any time prior to the maturity date. At the time of repayment, Medicis may elect to receive cash or convert the amount due into shares of the Company’s common stock. As of June 30, 2006, the Company has not made any draws on the note.

The amended transaction agreements provided for total acquisition payments of $169.0 million payable to Medicis in specified amounts through 2009, of which $90.6 million remains payable as of June 30, 2006. The remaining payments to Medicis include a payment due in 2009 of $73.6 million, of which $8.6 million can be paid in cash or the Company’s common stock, at the Company’s

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

option. The number of shares issuable in 2009, if the Company elects to pay in common stock, will be based on the per share stock price at that time. The total acquisition cost as amended, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, and the $6.0 million reimbursement for product returns discussed above, was $168.0 million. The remaining payments to Medicis are payable as follows (in thousands):

As of June 30, 2006
2006	3,500
2007	7,000
2008	6,500
2009	73,600

Total	$90,600

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

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

Pursuant to the agreement, the third party paid BioMarin $2.5 million as consideration for executing the agreement, and agreed to make additional milestone payments of up to $15.5 million based on the approval and successful commercial launch of Orapred ODT.

Royalty and license revenues totaling $1.7 million and $1.9 million were recognized for the three and six months ended June 30, 2006, respectively, related to amortization of the up-front license fee. Deferred revenue as of June 30, 2006 included $0.6 million related to the remaining unamortized portion of the up-front payment.

As a result of receiving FDA approval for the marketing application for Orapred ODT in June 2006, the Company received a milestone payment of $7.5 million, which has been recorded as royalty and license revenues during the period. During the three and six months ended June 30, 2006, the Company also recognized $41,000 and $83,000, respectively, in royalty revenues from Orapred product sold by the sublicensee.

(6) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (Note 4) and consist of the Orapred product technology as of June 30, 2006. The gross and net carrying value of the Orapred product technology as of June 30, 2006 were as follows (in thousands):

Gross value	$20,437
Accumulated amortization	(6,596)

Net carrying value	$13,841

The Company completed its 2005 annual impairment test during the fourth quarter of 2005 and determined that no impairment of the acquired intangible assets existed as of December 31, 2005. Upon execution of the sublicense of the North American rights of Orapred in March 2006, which was determined to be a triggering event according to SFAS No. 144, the Company performed an impairment test and determined that no impairment of intangible assets existed as of March 31, 2006. No other triggering events have occurred during 2006 that would require an updated impairment test.

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

As of June 30, 2006
2006	$2,185
2007	4,371
2008	4,371
2009	2,914

Total	$13,841

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

As a result of the change in estimate, annual amortization expense through 2009 will increase by approximately $3.3 million, to $4.4 million from $1.1 million prior to the sublicense. Amortization expense for the three and six months ended June 30, 2006 increased by $0.8 million ($0.01 per share) and $0.9 million ($0.01 per share), respectively, to $1.1 million and $1.5 million respectively.

(b) Goodwill

Goodwill as of June 30, 2006 relates to the Ascent Pediatrics transaction completed during May 2004 (Note 4). The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million, which reflects the reduction for the settlement of the dispute with Medicis during the first quarter of 2005. Using the reporting unit basis required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed an impairment test during March 2006, upon execution of the sublicense of North American rights, which was determined to be a triggering event according to SFAS No. 142. The Company determined that no impairment of goodwill existed as of March 2006. The Company also completed its annual impairment analysis using the same methodology and determined that no impairment existed as of December 31, 2005. As of June 30, 2006, the Company has concluded it only has one reporting unit following the sublicense of North American rights of Orapred in March 2006, which eliminated the previous Orapred reporting unit. Whether or not goodwill will be impaired in the future is dependent upon the future estimated fair value of the Company.

(7) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three and six months ended June 30, 2005 and 2006, are presented in the table below (in thousands). Equity in the income of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s income. The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. Correspondingly, this results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The difference will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials. The majority of the difference has been eliminated as of June 30, 2006.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenue	$19,205	$23,530	$35,079	$44,862
Cost of goods sold	2,783	5,384	5,448	11,007

Gross profit	16,422	18,146	29,631	33,855
Operating expenses	9,889	8,799	19,006	17,066

Income from operations	6,533	9,347	10,625	16,789
Other income	72	143	132	301

Net income	$6,605	$9,490	$10,757	$17,090

Equity in the income of BioMarin/Genzyme LLC	$3,303	$4,745	$5,378	$8,545

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

At December 31, 2005 and June 30, 2006, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2005	June 30, 2006
Assets	$70,436	$64,057
Liabilities	(6,470)	(7,001)

Net equity	$63,966	$57,056

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$31,983	$28,528

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2005 and June 30, 2006, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Accounts payable	$484	$231
Accrued accounts payable	10,018	10,082
Accrued vacation	1,581	1,780
Accrued compensation	4,219	3,911
Accrued interest and taxes	372	1,383
Accrued other	335	1,310
Accrued rebates	3,297	1,941
Short-term returns reserves	430	2,341
Current portion of deferred rent	198	94

	$20,934	$23,073

As of December 31, 2005 and June 30, 2006, other long-term liabilities consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Long-term portion of returns reserve	$5,684	$4,836
Long-term portion of deferred rent	1,967	1,161
Deferred compensation liability	—	525

Total other long-term liabilities	$7,651	$6,522

As of December 31, 2005 and June 30, 2006, inventory consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Orapred raw materials	$821	$855
Naglazyme raw materials	1,717	1,743
Naglazyme work in process	8,032	11,660
Naglazyme finished goods	328	9,989

Total inventory	$10,898	$24,247

Orapred raw materials relates to inventory that has not yet been sold to the third party as part of the sublicense.

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and June 30, 2006, consisted of (in thousands):

	Property & Equipment
Category	December 31, 2005	June 30, 2006	Estimated useful lives
Leasehold improvements	$57,809	$24,507	Shorter of life of asset or lease term
Building and improvements	—	22,584	20 years
Manufacturing and laboratory equipment	13,938	14,750	5 years
Computer hardware and software	5,055	5,635	3 years
Office furniture and equipment	3,269	3,363	5 years
Land	—	4,259
Construction-in-progress	759	140

Total property, plant and equipment, gross	80,830	75,238
Less: Accumulated depreciation	(43,509)	(23,743)

Total property, plant and equipment, net	$37,321	$51,495

In April 2006, the Company purchased its previously leased Galli manufacturing facility and retains ownership of all leasehold improvements made to the property. The purchase price of the facility was approximately $17.0 million, which was paid in cash in April 2006. The purchase price of $17.0 million was allocated to building and land based on estimates of fair value. Certain leasehold improvements to the building, which were capitalized in prior periods with a gross value of approximately $33.9 million and a net

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

value of $10.7 million as of the building purchase date, were reallocated as building costs using the net basis. Due to the reallocation of leasehold improvements on a net basis, gross leasehold improvements of $33.9 million and related accumulated depreciation of approximately $23.2 million was eliminated. As a result of a longer expected life, depreciation in future periods will decrease by approximately $0.4 million per quarter, or $1.6 million annually. Also as a result of the purchase, the Company reversed deferred rent liabilities of approximately $0.9 million.

Depreciation expense for the three and six months ended June 30, 2006 was $1.6 million and $3.5 million, respectively, and depreciation expense for the three and six months ended June 30, 2005 was $2.0 million and $3.9 million, respectively.

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

In connection with the placement of the 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million of amortization expense during the three and six months ended June 30, 2006.

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

In connection with the placement of the 2003 debt, the Company paid approximately $4.1 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2005 and 2006, respectively.

(11) COMMON STOCK OFFERING

In March 2006, the Company completed a public offering of its common stock concurrent with its public offering of senior subordinated convertible debt (see Note 10). In the common stock offering, the Company sold 10,350,000 shares at a price to the public of $13.00 per share, or a total offering price of $134.6 million. The net proceeds were approximately $127.4 million.

(12) EQUIPMENT AND FACILITY LOANS

In May 2004, the Company executed a $25 million credit facility to finance the Company’s equipment purchases and facility improvements. The outstanding balance on this loan was repaid in full in April 2006. The lender required that the Company maintain a total unrestricted cash balance, including short-term investments, of at least $25 million and that the Company maintain a deposit with the lender equal to the outstanding balance, or $10.0 million, whichever is greater. The facility also contained additional customary non-financial covenants.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

The following significant non-cash transaction took place in the periods presented (in thousands):

	Six months ended June 30,
	2005	2006
Settlement of dispute with Medicis, net of discount	$22,648	$—

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(14) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. Accounts receivable as of June 30, 2006 relates to net product sales of Naglazyme. A significant portion of net product sales are made to a limited number of financially viable specialty pharmacies. The Company’s two largest customers accounted for 44% and 10% of net revenues, respectively, or 54% of the Company’s total net product sales of Naglazyme in aggregate for the six months ended June 30, 2006. In the three and six months ended June 30, 2006, net product sales of Naglazyme were $3.9 million and $7.0 million from customers based in the U.S., respectively, and $6.4 million and $10.3 million from customers based outside of the U.S., respectively.

The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at June 30, 2006.

(15) DEFERRED COMPENSATION PLAN

On December 1, 2005, the Company adopted the BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees, including management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, and members of the Board the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary and annual cash bonus. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. Investments are held on a trading basis and the recorded cost approximates fair value. Investments and the related deferred compensation liability were $0.5 million as of June 30, 2006. Changes in market value of the investments are recorded as a component of non-operating income. The change in market value was insignificant for the three and six months ended June 30, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Risk Factors,” and other sections of this Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as those discussed elsewhere in this Form 10-Q. You should carefully consider that information before you make an investment decision.

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

We are developing several investigational product candidates for the treatment of genetic diseases including: PhenoptinTM (sapropterin dihydrochloride), a proprietary oral form of tetrahydrobiopterin (6R-BH4 or BH4), for the treatment of PKU; and Phenylase TM (phenylalanine ammonia lyase), an enzyme substitution therapy for the treatment of phenylketonurics who are not 6R-BH4 responsive. We are also developing BH4 for the treatment of multiple cardiovascular indications, beginning with a Phase 2 clinical trial in individuals with poorly controlled hypertension, which was initiated in July 2006.

We are evaluating preclinical development of several other enzyme product candidates for genetic and other diseases as well as an immune tolerance platform technology to overcome limitations associated with the delivery of existing pharmaceuticals.

Commercial Products

Aldurazyme has been approved for marketing in the United States (U.S.) by the U.S. Food and Drug Administration (FDA), in the European Union (E.U.) by the European Commission (E.C.) and in other countries for the treatment of mucopolysaccharidosis I (MPS I), for which no other drug treatment currently exists. MPS I is a progressive and debilitating life-threatening genetic disease that frequently results in death during childhood or early adulthood. It is caused by the deficiency of alpha-L-iduronidase, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans (GAGs). Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I, expiring in 2010 and 2013, respectively. We have developed Aldurazyme through a 50/50 joint venture with Genzyme. Aldurazyme net revenue recorded by our joint venture for the second quarter and first six months of 2006 totaled $23.5 million and $44.9 million, respectively, compared to $19.2 million and $35.1 million for the second quarter and first six months of 2005, respectively.

In May 2005, the FDA granted marketing approval for Naglazyme for the treatment of mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists. MPS VI is caused by the deficiency of N-acetylgalactosamine 4-sulfatase (arylsulfatase B), an enzyme normally required for the breakdown of GAGs. Naglazyme net product sales for the second quarter and first six months of 2006 totaled $10.3 million and $17.3 million, respectively. In January 2006, the E.C. granted marketing approval for Naglazyme in the E.U. Naglazyme has been granted orphan drug status in the U.S. and the E.U., which confers seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS VI, expiring in 2012 and 2016, respectively. Product launch in the E.U. is underway on a country-by-country basis.

In May 2004, we completed the transaction to acquire the business of Ascent Pediatrics from Medicis. The Ascent Pediatrics business includes two approved products and one additional proprietary formulation of Orapred in development. The approved products include Orapred, a drug primarily used to treat asthma exacerbations in children and other inflammatory conditions and Orapred ODT™ (prednisolone sodium phosphate orally disintegrating tablets) for the treatment of inflammatory conditions. There were no Orapred net product sales for the second quarter of 2006 as a result of the sublicense described below. Orapred net product sales for the first six months of 2006 totaled $1.3 million, which included a $0.9 million benefit from the reversal of certain rebate reserves offset by $0.8 million in additional returns reserves, compared to $6.3 million in the first six months of 2005. In June 2006, the FDA granted marketing approval for Orapred ODT, the first orally disintegrating tablet form of prednisolone available in the United States.

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

In June 2006, the FDA granted marketing approval for Orapred ODT and we received a milestone payment of $7.5 million pursuant to the sublicense. We will also receive additional milestone payments and royalties on net sales of the entire Orapred product line, which includes Orapred ODT and Orapred liquid formulations.

Products in Development

In May 2005, we entered into an agreement with Serono for the further development and commercialization of Phenoptin and Phenylase for PKU, and 6R-BH4, the active ingredient in Phenoptin, for other diseases such as cardiovascular indications, including those associated with endothelial dysfunction. Through the agreement, Serono acquired exclusive rights to market these products in all territories outside the U.S. and Japan, and we retained exclusive rights to market these products in the U.S. We and Serono will generally share equally all development costs following successful completion of Phase 2 clinical trials for each product candidate in each indication. We and Serono are individually responsible for the costs of commercializing the products within our respective territories. Serono will also pay us royalties on its net sales of these products and milestone payments for the successful completion of certain development and approval milestones.

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

In December 2004, we announced that we initiated our Phase 2 clinical trial of Phenoptin for PKU. Patients enrolled in the Phase 2 clinical trial who met certain criteria were eligible to enroll in the Phase 3 clinical trial, which began in April 2005. The Phase 3 clinical trial of Phenoptin was a six-week, multi-center, international, double-blind, placebo-controlled study. On March 15, 2006, we announced positive results from the Phase 3 clinical trial. We also have initiated a supplemental diet study in children between 4 to 12 years of age. We have received orphan drug designation for Phenoptin for the treatment of PKU in both the U.S. and E.U. If Phenoptin is the first approved for PKU, it will have seven years of market exclusivity in the U.S. and ten years of market exclusivity in the E.U. In January 2006, the FDA designated Phenoptin as a fast track product for the treatment of PKU.

Endothelial dysfunction is a condition characterized by the inability of the endothelium (the single cell layer lining that forms the barrier between blood vessel walls and the blood) to respond to physiological changes correctly. In preclinical and investigator-sponsored studies, BH4 administration has improved vascular endothelial function in animal models and in patients with diabetes and other cardiovascular diseases. BH4 is a naturally occurring enzyme cofactor required for the production of nitric oxide, a molecule that is key to the regulation of dilation and constriction of blood vessels. In July 2006, we announced that we initiated our Phase 2 clinical trial of 6R-BH4 for hypertension, which is an 8-week, multi-center, double-blind, placebo-controlled study. We expect results from the Phase 2 clinical trial in early 2007. We plan to conduct several preclinical and clinical studies of BH4 for indications related to endothelial dysfunction in 2006.

Phenylase is an investigational enzyme substitution therapy currently in preclinical development. It is being developed as a subcutaneous injection and is intended for those who suffer from classic PKU and for those who are not 6R-BH4 responsive, and do not respond to Phenoptin.

Key components of our results of operations for the three and six months ended June 30, 2005 and 2006, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Total net product sales	$1,437	$9,657	$6,426	$18,636
Research and development expense	14,822	15,779	29,814	28,058
Net loss	(21,340)	(1,325)	(43,798)	(11,106)
Orapred acquisition-related expenses	1,647	2,269	3,709	3,832
Stock-based compensation expense	—	2,116	—	3,836

Our cash, cash equivalents and short-term investments and cash balances related to long-term debt totaled $305.9 million as of June 30, 2006 compared to $64.8 million as of December 31, 2005.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Unless otherwise noted below, there have not been any recent changes to our assumptions, judgments or estimates included in our critical accounting policies. We believe that the assumptions, judgments and estimates involved in the accounting for the impairment of long-lived assets, revenue recognition and related reserves, income taxes, inventory, research and development, clinical trial accruals and stock option plans have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical and other accounting policies, see Note 2 to the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

Our long-lived assets include our investment in BioMarin/Genzyme LLC, property, plant and equipment, and the acquired Orapred intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. If the carrying amount of the asset is not recoverable, an impairment loss is recorded for the amount that the carrying value of the asset exceeds its fair value. No significant impairments were recognized for the year ended December 31, 2005 and the six months ended June 30, 2006.

We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified only one reporting unit as per SFAS No. 142. The Orapred business was eliminated following the sublicense of North American rights for Orapred, which was previously our only separate reporting unit. Prior to the sublicense, which was considered a triggering event, we performed an impairment test at the Orapred reporting unit level and determined that there was no impairment at March 2006. We perform an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill by comparing the carrying value of the reporting unit to its fair value as determined by available market value, a discounted cash flow model or appraisals, unless facts and circumstances warrant a review of goodwill for impairment before that time. No other triggering events have occurred during 2006, which would require an impairment test.

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

We believe that our investment in the joint venture will be recovered because we project that the joint venture will maintain sustained positive earnings and cash flows in the future. The joint venture recorded net income of $9.5 million and $17.1 million during the second quarter and first six months of 2006, respectively. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations, as necessary.

The recoverability of the carrying value of leasehold improvements for our facilities will depend on the successful execution of our business initiatives and our ability to earn sufficient returns on our approved products and product candidates. Based on management’s current estimates, we expect to recover the carrying value of such assets.

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

We maintain a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of Naglazyme customers to make required payments. We first recorded sales of Naglazyme during the second quarter of 2005 and as of June 30, 2006, we had not experienced any bad debts and had no allowance for doubtful accounts. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

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

We established and maintained reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold were recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves were based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. These factors included changes in the mix of prescriptions that were eligible for rebates, changes in the contract rebate rates and the lag time related to the processing of rebate claims by our customers and managed care organizations. The length of time between the period of prescriptions and the processing of the related rebates was consistent historically at between three and six months, depending on the nature of the rebate. The length of time between the period of original sale by us and the processing of the related rebate is dependent upon both the length of time that the product is in the distribution channel and the lag time related to rebate processing by third parties. Additionally, we experienced longer than usual rebate processing lag times as a result of the transition of the product from Medicis after the acquisition and high levels of Orapred inventory held by wholesalers. In the first quarter of 2006, we revised our estimates of future rebates payable due to the sublicense of North American rights for Orapred to a third party, which reduced our liability for certain rebates. The decrease in estimated future rebates resulted in reserve reversals and an increase in net revenue of approximately $0.9 million, which was recorded during the first quarter of 2006. To the extent actual rebates differ from our estimates, additional reserves may be required or reserves may need to be reversed.

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

Our estimates for future product returns are primarily based on the actual return history for the product and estimates of future demand related to estimated wholesaler inventory levels. Although we are unable to quantify wholesaler inventory levels of Orapred with any certainty, to the extent necessary based on the expiration date and our estimates of quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analyses. Our internal analyses utilize information such as historical sales to wholesalers, product shelf-life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which are provided by a third-party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors. Based on our updated forecasts of retail demand during the second quarter of 2006, we adjusted our estimates of the return liabilities, which resulted in a decrease to net revenue of approximately $0.8 million for the three and six-month period ended June 30, 2006. As additional information is obtained regarding retail demand, additional reserves may be required or reserves may need to be reversed.

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

We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, the Orapred product has not experienced significant credit losses and our allowance for doubtful accounts as of June 30, 2006 is insignificant. This is due to a significant portion of Orapred sales that are made to a limited number of financially viable distributors, because we offer discounts that encourage the prompt payment of outstanding receivables and because we require immediate payment in certain circumstances. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

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

Our estimates of the period over which we have an ongoing performance obligation are based on the contractual terms of the underlying arrangement, the level of effort required for us to fulfill our obligation and the anticipated timing of the fulfillment of our obligation. Accordingly, we have deferred the up-front license fee received from Serono and recognized it as revenue on a straight-line basis over approximately 3.25 years, which represented the estimated time from inception of the agreement until European regulatory approval of Phenoptin for the treatment of PKU, at which point the Company’s performance obligations for developing Phenoptin for the treatment of PKU will end. Our estimate of the Phenoptin commercialization period is based on several underlying assumptions about uncertain events, including actions by European regulatory authorities, results of our ongoing clinical trials and successful commercial scale manufacturing of Phenoptin. As Phenoptin advances through the clinical development and regulatory process, our estimates of our performance obligation period may change. The estimate was revised in July 2006, subsequent to period end, from 3.25 years to 3.4 years, based on updated information regarding the estimated timing of European regulatory approval. The change in estimate did not impact revenues during the first six months of 2006, however the change in estimate is expected to decrease license revenue in future periods by approximately $0.1 million per quarter, or $0.5 million annually. Further changes in our estimates of our performance obligation period will be recognized prospectively over the remaining estimated performance obligation period. We regularly review our estimates of the period over which we have an ongoing performance obligation. There are no cost of sales associated with the amortization of the up-front license fee received from Serono.

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

As a result of the FDA approval for the marketing application for Orapred ODT in June 2006, we received a milestone payment of $7.5 million, which has been recorded as revenue during the period. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

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

Regulatory approval for Naglazyme was received in May 2005, and costs related to the manufacturing of Naglazyme prior to this date were expensed as research and development expenses. We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, as such, the related manufacturing costs for Naglazyme, prior to regulatory approval, were not capitalized as inventory. When regulatory approval was obtained in May 2005, we began capitalizing inventory at the lower of cost or fair value. As of June 30, 2006, Naglazyme inventory includes pre-approval manufactured finished goods, which have an insignificant cost basis. Until we begin to sell the inventory produced after regulatory approval was obtained, the cost of goods sold or used in clinical trials for the previously expensed inventory will be insignificant or zero. We expect that the majority of the previously expensed inventory will be sold or used in clinical trials by the fourth quarter of 2006. Stock based compensation of $0.3 million and $0.7 million was capitalized into Naglazyme inventory for the three and six months ended June 30, 2006, respectively.

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

Stock Option Plans

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Three and Six Months Ended June 30, 2006

BioMarin Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2006 was $1.3 million and $11.1 million, respectively, as compared to $21.3 million and $43.8 million for the three and six months ended June 30, 2005, respectively. Net loss for the three and six months ended June 30, 2006 decreased primarily as a result of the following (in millions):

	Three Months Ended June 30	Six Months Ended June 30
Net loss for the period ended 2005	$(21.3)	$(43.8)
Increased Naglazyme gross profit	9.4	15.5
Increased collaborative agreement revenues	2.3	6.8
Milestone revenue for Orapred ODT approval	7.5	7.5
Decreased Orapred gross profit	(1.5)	(4.7)
Decreased Naglazyme clinical trial and manufacturing expenses	2.2	8.3
Increased Phenoptin manufacturing and clinical trial costs	(1.6)	(3.6)
Decreased Orapred operating expenses	1.5	5.3
Increased Naglazyme sales and marketing expenses	(2.4)	(4.2)
Increased profits from BioMarin/Genzyme LLC	1.4	3.1
Stock-based compensation expense	(2.1)	(3.8)
Increased interest income	3.4	3.8
Increase in corporate overhead and other	(0.1)	(1.3)

Net loss for the period ended 2006	$(1.3)	$(11.1)

See below for additional information related to the primary net loss fluctuations presented above.

Net Product Sales and Gross Profit

Net product sales increased $8.3 million to $9.7 million in the second quarter of 2006 from $1.4 million in the second quarter of 2005. Net product sales in the second quarter of 2006 of $9.7 million included $10.3 million of net product sales of Naglazyme, offset by net Orapred product returns expense of $0.6 million. The net Orapred product returns expense of $0.6 million during the period is attributable to returns reserve increases of $0.8 million offset by reserve reversals of $0.2 million. We increased our returns reserves during the period based on updated forecasts of retail demand as we continue to be responsible for returns of product sold prior to the sublicense. Net product sales in the second quarter of 2005 of $1.4 million included $1.3 million of net product sales of Orapred and $0.1 million of net product sales of Naglazyme.

Net product sales increased $12.2 million to $18.6 million in the first six months of 2006 from $6.4 million in the first six months of 2005. Net product sales in the first six months of 2006 of $18.6 million included $17.3 million of net product sales of Naglazyme and $1.3 million of net product sales of Orapred. Included in the $1.3 million of net product sales of Orapred are $1.0 million of net product sales, $0.9 million of rebate reserve reversals recorded during the first quarter of 2006 related to the sublicense of Orapred and $0.2 million of other reserve reversals, offset by $0.8 million of returns reserve increases recorded during the second quarter of 2006 related to updated forecasts of Orapred retail demand. Net product sales in the first six months of 2005 of $6.4 million included $6.3 million of net product sales of Orapred and $0.1 million of net product sales of Naglazyme.

In May 2005, we received marketing approval for Naglazyme in the U.S. and began shipping product in late June 2005. Net product sales for Naglazyme for the second quarter and first six months of 2006 were $10.3 million and $17.3 million, respectively, of which $6.4 million and $10.3 million was from customers based outside of the U.S., respectively. The impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. was insignificant for the three and six months ended June 30, 2006. Gross profit was approximately $9.5 million and $15.6 million, respectively, representing gross margins of approximately 92% and 90%, respectively. Cost of sales in the first six months of 2006 includes $0.5 million related to inventory write-offs. Excluding the inventory write-offs, gross margins would have been approximately 93%. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, some of the product sold in the second quarter and first six months of 2006 had an insignificant cost basis. We expect to report lower cost of goods sold for Naglazyme until all of the inventory manufactured prior to marketing approval is sold or used in clinical trials. We estimate that the majority of the inventory with an insignificant cost basis will be sold or used in clinical trials by the fourth quarter of 2006.

Commencing with our acquisition of the Ascent Pediatrics business on May 18, 2004 through the sublicense in March 2006, our net product sales include sales of Orapred, a drug primarily used to treat asthma exacerbations in children. During the second quarter of 2006, we recognized net product returns of $0.6 million primarily as a result of additional returns reserves recorded during the period. For the first six months of 2006, we recognized net product sales of $1.3 million for the Orapred product line, including the $0.6 million of net product returns recorded during the second quarter of 2006, as we continue to be responsible for returns of product sold prior to the sublicense.

In March 2006, we sublicensed rights to sell and distribute Orapred in North America for up-front and milestone payments of up to $18.0 million and royalties on future sales of all Orapred products, including Orapred ODT. As a result of the sublicense, we do not expect to record future net product sales related to the Orapred product line. Future revenue streams related to the Orapred product will include license and royalty revenues for future sales of Orapred product by the sublicensee.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Serono, which was executed in May 2005. Collaborative agreement revenues of $4.4 million and $8.9 million for the second quarter and first six months of 2006, respectively, includes the amortization of $1.9 million and $3.8 million of the up-front license fee received from Serono and recognized as revenue during the period, respectively, and $2.5 million and $5.1 million of reimbursable Phenoptin development costs incurred during the period, respectively. The related costs are included in research and development expenses.

Royalty and License Revenues

Royalty and license revenues, totaling $9.4 million and $9.7 million for the second quarter and first six months of 2006, respectively, include a $7.5 million milestone payment related to FDA approval of the marketing application for Orapred ODT, received in June 2006. Royalty and license revenues for the second quarter and first six months of 2006 also include $1.7 million and $1.9 million related to the current period amortization of the $2.5 million up-front license fee received from the third party, respectively. During the second quarter and first six months of 2006, we recognized $41,000 and $83,000, respectively, in royalty revenues from Orapred product sold by the sublicensee.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates and products. These research and development costs primarily include preclinical and clinical studies, manufacturing of our product candidates prior to regulatory approval, quality control and assurance and other product development expenses such as regulatory costs. Research and development expenses increased to $15.8 million from $14.8 million in the three months ended June 30, 2005 and 2006, respectively, and decreased to $28.1 million from $29.8 million for the six months ended June 30, 2005 and 2006, respectively. Research and development expenses changed for the three and six months ended June 30, 2005 and 2006 primarily as a result of the following (in millions):

	Three Months Ended June 30	Six Months Ended June 30
Research and development expense for the period ended 2005	$14.8	$29.8
Decreased Naglazyme clinical trial and manufacturing expenses	(2.2)	(8.3)
Increased Phenoptin development costs	1.6	3.6
Decreased 6R-BH4 development costs for endothelial dysfunction	(1.4)	(0.8)
Milestone payment for approval of Orapred ODT	1.6	1.6
Increased Phenylase development costs	0.6	1.2
Stock-based compensation expense	0.9	1.8
Decreased research and development on other programs	(0.1)	(0.8)

Research and development expense for the period ended 2006	$15.8	$28.1

The increase in Phenoptin development costs is primarily due to increased clinical trial expenses due to the continuation of the Phase 3 clinical trials. The decrease in 6R-BH4 development costs is related to license payments made in 2005, which did not recur in 2006, offset by increases in pre-clinical studies for 6R-BH4 for endothelial dysfunction and costs related to a Phase 2 clinical trial of 6R-BH4 for poorly controlled hypertension. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses, after marketing approval was received in May 2005. However, we expect to incur significant Naglazyme research and development costs in the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; sales operations in support of Naglazyme and Orapred and our product candidates; human resources; finance, legal and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses increased to $11.9 million and $22.8 million for the three and six months ended June 30, 2006, respectively, from $10.1 million and $20.7 million for the three and six months ended June 30, 2005, respectively. The components of the increase between the three and six months ended June 30, 2005 and 2006 primarily include the following (in millions):

	Three Months Ended June 30	Six Months Ended June 30
Selling, general and administrative expense for the period ended 2005	$10.1	$20.7
Decreased Orapred sales and marketing expenses	(3.1)	(6.9)
Increased Naglazyme sales and marketing expenses	2.4	4.2
Stock-based compensation expense	1.2	2.0
Increased Phenoptin commercial preparation costs	0.5	1.3
Net increase in corporate overhead and other administrative costs	0.8	1.5

Selling, general and administrative expense for the period ended 2006	$11.9	$22.8

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over approximately 3.5 years and the amortization expense for the second quarter and first six months of 2006 were $1.1 million and $1.5 million, respectively, compared to $0.3 million and $0.6 million for the second quarter and first six months of 2005, respectively, when the expected useful life was 15 years. The amortization period was revised following the sublicense of North American rights to Orapred in March 2006, as the underlying intellectual property will be transferred to the third party in August 2009, following our purchase of the common stock of Ascent Pediatrics from Medicis. We expect that the recurring annual amortization expense associated with the intangible assets will be approximately $4.4 million through the end of the expected useful life in August 2009.

Equity in the Income of BioMarin/Genzyme LLC

Equity in the Income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s income for the period. Equity in the Income of BioMarin/Genzyme LLC was $4.7 million and $8.5 million in the second quarter and first six months of 2006, respectively, compared to $3.3 million and $5.4 million in the second quarter and first six months of 2005. The increase in profit from BioMarin/Genzyme LLC in the second quarter and first six months of 2006 was principally due to increases in Aldurazyme net revenue, which totaled $23.5 million and $44.9 million in the second quarter and first six months of 2006, respectively, compared to $19.2 million and $35.1 million in the second quarter and first six months of 2005, respectively.

See the “BioMarin/Genzyme LLC Results of Operations” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash, short-term investments and restricted cash in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $4.0 million and $4.7 million in the second quarter and first six months of 2006, respectively, from $0.4 million and $0.6 million in the second quarter and first six months of 2005, respectively. The increase is primarily due to higher interest rates and increased levels of cash and investments during the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense was $4.0 million and $6.8 million in the second quarter and first six months of 2006, respectively, as compared to $2.9 million and $6.2 million in the second quarter and first six months of 2005, respectively, representing an increase of $1.1 million and $0.6 million, respectively. The increase in the second quarter and first six months of 2006 is primarily due to the convertible debt issuance in March 2006, offset by lower imputed interest expense related to the Ascent Pediatrics transaction resulting from a lower outstanding balance of the acquisition obligation in 2006. Imputed interest expense totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2006, respectively, as compared to $1.4 million and $3.0 million for the three and six months ended June 30, 2005, respectively.

BioMarin/Genzyme LLC Results of Operations

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002, when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. The majority of the differences have been eliminated as of June 30, 2006. See Note 7(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between the joint venture and us.

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003 and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $23.5 million and $44.9 million of net revenue in the second quarter and first six months of 2006, respectively, and $19.2 million and $35.1 million in the second quarter and first six months of 2005, respectively. The increase in net revenue of $4.3 million and $9.8 million from the second quarter and first six months of 2005 to the second quarter and first six months of 2006, respectively, is primarily attributable to an increase in the number of patients initiating therapy.

Gross profit was $18.1 million and $33.9 million for the second quarter and first six months of 2006, as compared to $16.4 million and $29.6 million in the second quarter and first six months of 2005, respectively, representing an increase of $1.7 million and $4.3 million, respectively. Gross margins for the second quarter and first six months of 2006 were approximately 77% and 76%, respectively, as compared to gross margins for the second quarter and first six months of 2005 of 85% and 84%, respectively. The decreases in gross margin during the second quarter and first six months of 2006 compared to the second quarter of 2005 is attributable to the recognition of higher cost of sales in the second quarter of 2006 as the joint venture sells more of the inventory that was produced after obtaining regulatory approval, which has a higher cost basis. Excluding the effect of the difference in inventory cost basis between us and the joint venture, gross profit was $17.9 million and $32.8 million, representing gross margins of 76% and 73%, for the second quarter and first six months of 2006, respectively, as compared to gross profits of $13.0 million and $23.4 million, representing gross margins of 68% and 67%, for the second quarter and first six months of 2005, respectively.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $8.8 million and $17.1 million for the second quarter and first six months of 2006, respectively, as compared to $9.9 million and $19.0 million for the second quarter and first six months of 2005, respectively. Operating expenses in the second quarter and first six months of 2006 included $5.2 million and $10.0 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme, respectively, and $3.6 million and $7.1 million of research and development costs, primarily long-term clinical trial and regulatory costs, respectively. Operating expenses in the second quarter and first six months of 2005 included $6.3 million and $11.3 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme, respectively, and $3.6 million and $7.7 million of research and development expenses, primarily clinical trial costs, respectively. Selling, general and administrative expenses decreased in the second quarter and first six months of 2006 due to normalization of sales and marketing efforts for the product following post-launch commercialization.

Liquidity and Capital Resources

Cash and Cash Flow

We have financed our operations by the issuance of common stock, convertible debt, equipment and other commercial financing and the related interest income earned on cash, cash equivalents and short-term investments. During the first six months of 2006, we received $127.4 million of net proceeds from a public offering of common stock, $166.9 million of net proceeds from a public offering of convertible senior subordinated notes, $7.5 million in milestone payments for the FDA approval of Orapred ODT and $2.5 million as consideration for execution of our sublicense of North American rights for Orapred. During the first six months of 2005, we financed our operations primarily through available cash, cash equivalents and short-term investments, the related interest income earned thereon and net proceeds from equipment and facility loans of $5.0 million.

As of June 30, 2006, our combined cash, cash equivalents, short-term investments and cash balances related to long-term debt totaled $305.9 million, an increase of $241.1 million from $64.8 million at December 31, 2005. Cash balances related to long-term debt represent an amount totaling $17.0 million as of December 31, 2005 that was a portion of the amount that we were required to keep on deposit with Comerica Bank pursuant to the terms of the equipment and facility loan. This amount was equal to the long-term portion of the outstanding balance under this facility. In April 2006, the outstanding balance on these loans was repaid in full.

The $241.1 million increase in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt during the first six months of 2006 includes net proceeds from the public offering of common stock of $127.4 million and from the concurrent public offering of convertible debt of $166.9 million. Excluding the net offering proceeds, the decrease in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt during the first six months of 2006 was $53.2 million, which was $8.5 million more than the net decrease in cash, cash equivalents, short-term investments and restricted cash during the first six months of 2005 of $44.7 million. The primary items contributing to the increase in net cash outflow, excluding the net offering proceeds, in 2006 were as follows (in millions):

Decreased cash payments for the acquisition of the Ascent Pediatrics business	$25.8
Increased cash flows from BioMarin/Genzyme LLC	12.4
Net repayments of equipment and facility loans	(23.8)
Increased capital asset purchases	(17.9)
Absence of Serono license payment	(25.0)
License payments from third party related to sublicense of North American Orapred rights	10.0
Decreased operating spend, net, partially offset by working capital increases	6.2
Increased receipts of cash proceeds from the ESPP and exercise of stock options	4.5
Absence of Daiichi Pharma license payment	3.3
Absence of reimbursement from Medicis for Orapred returns	(4.0)

Total decrease in net cash outflow excluding net offering proceeds	$(8.5)

The net decreased operating spend includes increases in cash receipts from net revenues and decreases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in the “Results of Operations” section above. Increases in net payments for working capital primarily include Naglazyme inventory and accounts receivable. As a result of increased Naglazyme sales, our net accounts receivable increased by $5.1 million during the first six months of 2006. We expect that our net accounts receivable will continue to increase in the near future. Our inventory increased by $13.3 million during the first six months of 2006, as a result of the capitalization of manufacturing costs following regulatory approval and continued production of Naglazyme to meet increasing demand.

The primary uses of cash during the first six months of 2005 were to finance operations, which primarily included the manufacturing and clinical trials of Naglazyme and the related supporting functions, the Ascent Pediatrics transaction, the manufacturing and clinical development of Phenoptin and 6R-BH4 for endothelial dysfunction and the manufacturing of Orapred. Uses of cash during the first six months of 2005 include payments related to the Ascent Pediatrics transaction totaling $30.0 million, a $3.3 million license payment to Daiichi Suntory Pharma and net cash outflows for working capital requirements. These uses of cash were partially offset by equipment and facility loan net proceeds of $17.5 million, a decrease in the cash investment in the joint venture and $4.0 million of the reimbursement from Medicis for Orapred returns received during the first six months of 2005.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. As of June 30, 2006, we have not made any draws on the note. We anticipate that we will only draw funds from this note to the extent necessary to fund operations or to maintain financial covenants.

If we elect to increase our spending above current long-term plans or are unable to achieve our long-term goals, we may not be able to generate net positive cash flows. We expect to continue to incur substantial operational expenses and continue our research and development activities, including:

•	preclinical studies and clinical trials;

•	process development, including quality systems for product manufacture;

•	regulatory processes in the U.S. and international jurisdictions;

•	clinical and commercial scale manufacturing capabilities and contract manufacturing; and

•	expansion of sales and marketing activities, including commercial launch activities for Naglazyme.

As a result of the Ascent Pediatrics transaction and the January 2005 amendments to the transaction agreements, we expect to pay Medicis $82.0 million in specified cash payments through 2009, of which $3.5 million is payable in the remainder of 2006.

Funding Commitments

We expect to fund our operations with our cash, cash equivalents and short-term investments supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners, to the extent necessary. We expect our current cash, cash equivalents and short-term investments will meet our operating and capital requirements for the foreseeable future based on our current long-term business plans and assuming that we are able to achieve our long-term goals. This expectation could also change depending on how much we elect to spend on our development programs, including potentially multiple indications for BH4.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the three and six months ended June 30, 2005 and 2006 and for the period since inception (March 1997) represent the following (in millions):

	Three months ended June 30,		Six months ended June 30,		Since Program Inception
	2005	2006	2005	2006
Naglazyme	$4.9	$2.7	$13.9	$5.6	$100.1
Phenoptin	3.9	5.4	7.0	10.5	42.2
6R-BH4 for endothelial dysfunction	3.3	1.9	3.3	2.5	6.0
Phenylase	0.6	1.2	1.0	2.2	4.7
Orapred	0.5	1.8	1.2	2.5	8.3
Not allocated to specific major current projects	1.6	2.8	3.4	4.8	117.7

Total	$14.8	$15.8	$29.8	$28.1	$279.0

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

We expect that available cash, cash equivalents and short term investments, and to the extent necessary, proceeds from equity or debt financing, loans or collaborative agreements will be used to fund future operating costs, capital expenditures and working capital requirements, which may include: costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Aldurazyme, Naglazyme and Phenoptin; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; payment of the amounts due with respect to the Ascent Pediatrics transaction; and working capital.

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

In May 2004, we entered into a $25.0 million credit facility with Comerica Bank executed to finance our equipment purchases and facility improvements. The loan balance was repaid in April 2006.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $90.6 million through 2009, of which $3.5 million is payable in the remainder of 2006. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We anticipate a need for additional financing to fund our future operations, including the commercialization of our drug product candidates currently under development. We cannot provide assurance that additional financing will be obtained or, if obtained, will be available on reasonable terms or in a timely manner.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2006 is presented below (in thousands).

	Payments Due by Period
	Total	Remainder of 2006	2007	2008-2009	2010- 2011	2012 and Thereafter
Medicis obligations	$90,600	$3,500	$7,000	$80,100	$—	$—
Convertible debt and related interest	336,535	4,378	8,688	135,910	8,625	178,934
Operating leases	16,080	1,074	2,113	4,321	4,394	4,178
Research and development and purchase commitments	17,855	11,241	5,092	1,522	—	—

Total	$461,070	$20,193	$22,893	$221,853	$13,019	$183,112

Equipment and facility loans have been removed from the schedule above to reflect the full payment in April 2006. We have also licensed technology from others, for which we are required to pay royalties upon future sales, subject to certain annual minimums totaling $0.5 million.

We are also subject to contingent payments related to various development activities totaling approximately $45.2 million, which are due upon achievement of certain regulatory and licensing milestones, and if they occur before certain dates in the future. Included in the total amount is $9.3 million of contingent payments related to Neutralase, for which we terminated development during 2003 and, accordingly, we do not expect they will ever be payable.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our market risks at June 30, 2006 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, on file with the Securities and Exchange Commission (SEC).

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

The Company is not party to any legal proceedings not arising in the ordinary course of its business. However, from October 31, 2005 until April 28, 2006, we may have issued to certain of our employees under our 1998 Employee Stock Purchase Plan a total of 217,408 shares of our common stock in violation of Section 5 of the Securities Act. We believe that holders of these unregistered securities have sold at least 81,899 of these securities in the public market. The holders of the unregistered securities who have not yet sold these unregistered securities may have rescission rights totaling approximately $600,000. The estimated potential liability is not material, and if such rescission claims were successfully asserted, we possess sufficient capital to pay all such claims. The issue price of the unregistered securities was between $3.434 and $6.919 per share. Section 13 of the Securities Act provides that no action for a Section 5 violation may be maintained unless that action is brought within one year of the date of the violation. The Securities and Exchange Commission also may bring an action against us for violating Section 5 of the Securities Act.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described in Item 1A of our Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006 are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. The risk factors previously disclosed in Item 1A. of our Form 10-K for fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006 have remained unchanged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 21, 2006, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until their successors are elected:

Director Elected	Vote For	Withheld
Jean-Jacques Bienaimé	70,999,307	2,189,523
Michael Grey	70,577,423	2,611,407
Elaine Heron, Ph.D.	69,832,778	3,356,052
Joseph Klein, III	70,504,250	2,684,580
Pierre Lapalme	70,737,529	2,451,301
Alan Lewis, Ph.D.	70,399,350	2,789,480

b)	The selection of KPMG LLP as independent auditors was ratified by a vote of 72,874,285 shares in favor; 309,464 shares against; and 5,081 abstained.

c)	The Amended and Restated 2006 Share Incentive Plan was approved by a vote of 35,717,984 shares in favor; 25,565,229 shares against; and 20,237 shares abstained.

d)	The Amended and Restated 2006 Employee Stock Purchase Plan was approved by a vote of 56,426,456 shares in favor; 4,135,215 shares against; and 752,885 shares abstained.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1		Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on June 26, 2006 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1		Amendment No. 2 to Employment Agreement dated May 10, 2006 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on May 12, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2		Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as adopted on June 21, 2006, previously filed with the Commission on June 16, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	*	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006.

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

* - Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 3, 2006	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

3.1		Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on June 26, 2006 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1		Amendment No. 2 to Employment Agreement dated May 10, 2006 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on May 12, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2		Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as adopted on June 21, 2006, previously filed with the Commission on June 16, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3	*	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006.

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

* - Filed herewith.