Form 10-K/A
period 2006-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2007-04-16
CIK 1048477

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $1,228.2 million. The number of shares of common stock, $0.001 par value, outstanding on April 10, 2007 was 95,642,663.

Explanatory Notes

BioMarin Pharmaceutical Inc. (“BioMarin” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 28, 2007 (the “Annual Report”), for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to correct an error to Exhibit 21.1 and to modify the consents included as Exhibit 23.1 and 23.2.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors of BioMarin

Set forth below is certain information regarding the company’s Board of Directors

Name	Age	Position with BioMarin	Director Since
Jean-Jacques Bienaimé	53	Director, Chief Executive Officer	May 2005
Michael Grey(1)	54	Director	December 2005
Elaine J. Heron, Ph.D.(2)(3)	59	Director	July 2002
Joseph Klein, III(2)(3)	46	Director	June 2005
Pierre Lapalme(1)	66	Director, Chairman of the Board	January 2004
Alan J. Lewis, Ph.D.(1)(3)	61	Director	June 2005
Richard A. Meier(2)	47	Director	December 2006

(1)	Member of BioMarin’s Compensation Committee
(2)	Member of BioMarin’s Audit Committee
(3)	Member of BioMarin’s Corporate Governance and Nominating Committee

Jean-Jacques Bienaimé joined our Board in May 2005, at the same time he became our Chief Executive Officer. From November 2002 to April 2005, Mr. Bienaimé served as Chairman, Chief Executive Officer, and President of Genencor, a biotechnology company focused on industrial bioproducts and targeted cancer biotherapeutics. Prior to joining Genencor, Mr. Bienaimé was Chairman, President and Chief Executive Officer of SangStat Medical Corporation, another biotechnology company. He became President of SangStat Medical Corporation in 1998 and Chief Executive Officer in 1999. Prior to joining SangStat Medical Corporation, Mr. Bienaimé held various management positions from 1992 to 1998 with Rhône-Poulenc Rorer Pharmaceuticals (now known as Sanofi-Aventis), including Senior Vice President of Corporate Marketing and Business Development, and Vice President and General Manager of the advanced therapeutic and oncology division. Mr. Bienaimé currently serves on the boards of NeurogesX, Inc. and Ensemble Discovery, and is a member of the advisory board of Bellevue Asset Management’s BioVentures II fund. He received an M.B.A. from the Wharton School at the University of Pennsylvania and an undergraduate degree in economics from the Ecole Superieure de Commerce de Paris.

Michael Grey joined our Board in December 2005. He currently serves as President and Chief Executive Officer of SGX Pharmaceuticals, Inc., a publicly held biotechnology company, where he previously served as President from June 2003 to January 2005 and as Chief Business Officer from April 2001 until June 2003. Prior to joining SGX Pharmaceuticals, Mr. Grey acted as President, Chief Executive Officer and Board member of Trega Biosciences, Inc., a biotechnology company. From November 1994 to August 1998, Mr. Grey was the President of BioChem Therapeutic, Inc., the pharmaceutical operating division of BioChem Pharma, Inc. During 1994, Mr. Grey served as President and Chief Operating Officer for Ansan, Inc. From 1974 to 1993, he served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, culminating in the position of Vice President, Corporate Development. In addition to serving as a director of SGX Pharmaceuticals, Mr. Grey is currently a director of Achillion Pharmaceuticals, Inc. and IDM Pharma, Inc. (formerly known as Epimmune Inc.). He received a B.Sc. in Chemistry from the University of Nottingham, United Kingdom.

Elaine J. Heron, Ph.D., joined our Board in July 2002 and serves as the Chairman of the Corporate Governance and Nominating Committee. Dr. Heron has served as Chairman and Chief Executive Officer of Labcyte Inc. since July 2001. Prior to that time, she spent six years in increasingly responsible positions at the Applied Biosystems Group of Applera Corporation, including the position of General Manager and Vice President of Sales and Marketing. From 1995 to 1996, she was Vice President, Marketing at Affymetrix, Inc. Dr. Heron earned a B.S. in chemistry with highest distinction and a Ph.D. in analytical biochemistry from Purdue University and an M.B.A. from Pepperdine University.

Joseph Klein, III joined our Board in June 2005 and serves as the Chairman of its Audit Committee. Mr. Klein is currently Managing Director of Gauss Capital Advisors, LLC, a financial consulting and investment advisory firm focused on biopharmaceuticals, which he founded in March 1998. In addition to his investment advisory and financial consulting activities, Mr. Klein currently serves as a Venture Partner of Red Abbey Venture Partners, LP, a life sciences private equity fund. From September 2001 to September 2002, Mr. Klein was a Venture Partner of MPM Capital, a healthcare venture capital firm. From June 1999 to September 2000 when it merged with WebMD Corporation, Mr. Klein served as Vice President, Strategy for Medical Manager Corporation, a leading developer of physician office management information systems. Mr. Klein serves on the board of directors of four publicly held biotechnology companies: Isis Pharmaceuticals, Inc.; NPS Pharmaceuticals, Inc.; OSI Pharmaceuticals, Inc.; and Savient Pharmaceuticals, Inc. Mr. Klein decided not to stand for reelection to the board of directors of NPS Pharmaceuticals, Inc. at its annual meeting of stockholders to be held in May 2007 and therefore expects not to be a director of that company after such date. Mr. Klein received a B.A. summa cum laude in economics from Yale University, where he was elected to Phi Beta Kappa, and an M.B.A. from the Stanford Graduate School of Business.

Pierre Lapalme joined our Board in January 2004 and was named as Chairman in August 2004. From 1995 until his retirement in 2003, he served as the President and Chief Executive Officer of North America Ethypharm, Inc., a drug delivery company. Throughout his career, Mr. Lapalme held numerous senior management positions in the pharmaceutical industry, including Chief Executive Officer and Chairman of the Board of Rhône-Poulenc Pharmaceuticals, Inc. in Canada, and Senior Vice President and General Manager of North America Ethicals, a division of Rhône-Poulenc Rorer, Inc., where he oversaw the development of the ethical pharmaceutical business in the United States, Canada, Mexico and Central America. Mr. Lapalme served on the board of the National Pharmaceutical Council and was a board member of the Pharmaceutical Manufacturers Association of Canada, where he played a leading role in reinstituting patent protection for pharmaceuticals. Mr. Lapalme is currently Chairman of the Board of Sciele Pharmaceuticals Inc. and a boardmember of Bioxel Pharma. He also serves on the board of three private biotech companies. Mr. Lapalme studied at the University of Western Ontario and INSEAD France.

Alan J. Lewis, Ph.D., joined our Board in June 2005 and serves as the Chairman of the Compensation Committee. Since February 2006, Dr. Lewis has been the President and Chief Executive Officer of Novocell, Inc, a privately held degenerative disease biotechnology company. Prior to this, starting in 2000, he was President of Celgene Signal Research, a wholly owned subsidiary of the Celgene Corporation, an integrated pharmaceutical company. From February 1994 to August 2000, he was the President and Chief Executive Officer of Signal Pharmaceuticals, Inc., where he guided the company to its successful acquisition by Celgene. From 1979 to 1994, Dr. Lewis held a number of positions at Wyeth-Ayerst Research and its predecessor, Wyeth Laboratories, Inc., including Vice President of Research at Wyeth-Ayerst. Dr. Lewis has published over 120 full manuscripts and has written and edited seven books and 100 abstracts. Dr. Lewis was a Research Associate at Yale University from 1972 to 1973. Dr. Lewis received a B.Sc. in Physiology and Biochemistry from Southampton University, Southampton, Hampshire, U.K. and a Ph.D. in Pharmacology from the University of Wales, Cardiff, U.K.

Richard A. Meier joined our Board in December 2006. Mr. Meier is currently an executive at Advanced Medical Optics, where he serves as the Chief Operating Officer and Chief Financial Officer, a position he assumed in February 2007. From April 2006 to February 2007, Mr. Meier was Advanced Medical Optics’ Executive Vice President, Operations; President, Global Eye Care; and Chief Financial Officer. From February 2004 to April 2006, he was Advanced Medical Optics’ Executive Vice President of Operations and Finance and Chief Financial Officer, and from April 2002 to February 2004, Mr. Meier was Corporate Vice President and Chief Financial Officer. Prior to joining Advanced Medical Optics, Mr. Meier was the Executive Vice President and Chief Financial Officer of Valeant Pharmaceuticals, Inc., from January 2000, and Senior Vice President & Treasurer from May 1998 to January 2000. Before joining Valeant, Mr. Meier was an executive with the investment banking firm of Schroder & Co. Inc. in New York, from 1996. Prior to Mr. Meier’s experience at Schroder & Co., he held various financial and banking positions at Soloman Smith Barney, Manufacturers Hanover Corporation, Australian Capital Equity, and Greyhound Lines, Inc.

Executive Officers of BioMarin

The following table sets forth certain information concerning our executive officers as of April 16, 2007.

Name	Age	Position with BioMarin
Jean-Jacques Bienaimé	53	Chief Executive Officer
Emil D. Kakkis, M.D., Ph.D.	46	Chief Medical Officer
Stephen Aselage	56	Senior Vice President, Global Commercial Development
Robert A. Baffi, Ph.D.	52	Senior Vice President, Technical Operations
Jeffrey H. Cooper, C.P.A.	51	Senior Vice President, Chief Financial Officer
G. Eric Davis	36	Vice President, General Counsel and Secretary
Stuart J. Swiedler, M.D., Ph.D.	51	Senior Vice President, Clinical Affairs

There is no family relationship between any Director and any of our executive officers.

Emil D. Kakkis, M.D., Ph.D., joined BioMarin in September 1998 and currently serves as our Chief Medical Officer. Together with his colleague, Elizabeth F. Neufeld, Ph.D., of the University of California at Los Angeles (UCLA), Dr. Kakkis discovered how to produce a recombinant alpha-L-iduronidase (later to become BioMarin’s product Aldurazyme®). Prior to BioMarin, Dr. Kakkis was an assistant professor at the Harbor-UCLA Medical Center, Division of Genetics, Department of Pediatrics. From 1991 to 1994, he was a fellow at the UCLA Intercampus Medical Genetics training program after having conducted his pediatric residency at the Harbor-UCLA Medical Center. Dr. Kakkis is the author of numerous published articles and abstracts on MPS I and alpha-L-iduronidase. He holds an M.D. and a Ph.D. in biological chemistry from the medical scientist training program at the UCLA School of Medicine. He is board-certified in pediatrics and medical genetics.

Stephen Aselage joined BioMarin in June 2005 and serves as our Senior Vice President, Global Commercial Operations. From February 2004 to June 2005, Mr. Aselage served as Executive Vice President of Global Commercial Operations at Cell Therapeutics, a biotechnology company focused on cancer therapeutics. From September 2003 to February 2004, Mr. Aselage served as Senior Vice President of North American Sales and Marketing for Genzyme Corporation following Genzyme’s acquisition of Sangstat Medical Corporation where he had worked since February 1999. While at Sangstat, Mr. Aselage restructured the company’s sales, marketing and medical affairs groups. From 1996 through 1999, Mr. Aselage served as Director of Sales and Marketing at Advanced Tissue Sciences. Earlier in his career, Mr. Aselage held a variety of sales and sales management positions at biotechnology and pharmaceutical companies including Rhône-Poulenc Rorer Pharmaceuticals (now Sanofi-Aventis), Genentech, Inc., and Bristol Laboratories. Mr. Aselage holds a B.S. in biology from the University of Notre Dame.

Robert A. Baffi, Ph.D., joined BioMarin in May 2000 and currently serves as our Senior Vice President of Technical Operations, responsible for overseeing manufacturing, process development, quality, compliance and analytical chemistry departments. From 1986 to 2000, Dr. Baffi served in a number of increasingly responsible positions at Genentech, primarily in the functional area of quality control. Prior to Genentech, Dr. Baffi worked for Cooper BioMedical as a research scientist and at Becton Dickson Research Center as a post-doctoral fellow. Dr. Baffi has contributed to more than 20 regulatory submissions for product approval in the United States and Europe and to more than 50 regulatory submissions for investigational new drug testing. Dr. Baffi received a Ph.D., M.Phil and a B.S. in biochemistry from the City University of New York and an M.B.A. from Regis University.

Jeffrey H. Cooper, C.P.A., joined BioMarin in October 2003 and currently serves as our Senior Vice President, Chief Financial Officer. Prior to joining BioMarin, Mr. Cooper served as Vice President of Finance at Matrix Pharmaceutical, where he worked since June 1998. Earlier in his career, he held numerous finance-related positions within the health care and pharmaceutical industries, including corporate controller at Foundation Health Systems, and director of business analysis at Syntex Corporation, a company he worked for from 1983 to

1995. Mr. Cooper, a certified public accountant, earned a B.A. in economics from the University of California, Los Angeles, and an M.B.A. from Santa Clara University.

G. Eric Davis joined BioMarin in March 2004, and currently serves as our Vice President, General Counsel and Secretary. From 2000 to 2004, Mr. Davis worked in the San Francisco office of Paul, Hastings, Janofsky & Walker LLP, where he served on the firm’s national securities practice committee. Mr. Davis has represented public and private companies and venture capital and investment banking firms in a wide range of corporate and securities matters, mergers and acquisitions, strategic alliance matters, and intellectual property-related business transactions. His experience involves a variety of industries, including biotechnology and life sciences. Mr. Davis received a B.A. in political economy from the University of California, Berkeley, and a J.D. from the University of San Francisco School of Law.

Stuart J. Swiedler, M.D., Ph.D., joined BioMarin in June 1998, and currently serves as our Senior Vice President of Clinical Affairs. Prior to BioMarin, Dr. Swiedler served as Vice President of Research Programs at Glycomed. He is board-certified in anatomic pathology and has conducted extensive research in the molecular biology of carbohydrate enzymes. Dr. Swiedler holds five patents and is the author of 27 peer-reviewed journal articles. He earned a B.S. from the State University of New York at Albany, an M.D. from the Johns Hopkins School of Medicine, and a Ph.D. from the Johns Hopkins University School of Medicine, Biochemistry, Cellular, and Molecular Biology training program.

Audit Committee

The Audit Committee provides oversight of (i) our financial reporting process, system of internal financial controls and audit process and (ii) our independent registered public accounting firm. The Audit Committee also recommends to the Board the appointment of our independent registered public accounting firm. The members of the Audit Committee are Mr. Klein, Chairman, Dr. Heron, and Mr. Meier. Each of the members of the Audit Committee is an audit committee “financial expert” as defined by Nasdaq and Securities and Exchange Commission rules and, as required by the Audit Charter, is an independent director. The committee charter is available in the “investors” section of our website at www.biomarinpharm.com. Information on our website is not incorporated by reference in this report. During 2006, the Audit Committee met on 9 occasions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our Directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Executive officers, Directors and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, except as noted below based solely on a review of the copies of such reports furnished to us or written representation that no other reports were required, during the fiscal year ended December 31, 2006, all officers, Directors, and greater than 10% stockholders complied with all Section 16(a) filing requirements. Mr. Klein’s and Mr. Lewis’ Form 4s disclosing their annual Director’s options granted on the anniversary of appointment to the Board, granted on June 28, 2006, were filed on August 17, 2006 and Dr. Heron’s Form 4 related to her exercise of 20,000 options on July 19, 2006 was filed on April 11, 2007, each due to an administrative error.

Standards of Business Conduct and Ethics

The Board has adopted Standards of Business Conduct and Ethics that are applicable to all employees and Directors, including our Chief Executive Officer, Chief Financial Officer, other executive officers and senior financial personnel. A copy of our Standards of Business Conduct and Ethics is available on our website at www.biomarinpharm.com. Information on our website is not incorporated by reference in this report. We intend to post any waiver of, or material changes to, these Standards, if any, to our website within four business days of such event.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

We believe that attracting and retaining superior employees at all levels of the company is a key to the success of our business and creating long-term shareholder value, and therefore is a primary goal of our Company. Accordingly, our overall compensation philosophy is to provide compensation, both total compensation and individual compensation components, that allow us to meet this goal. We try to accomplish this through a number of specific considerations:

•	provide total compensation and compensation elements that are competitive with those companies that are competing for available employees;

•

provide a mix of compensation that provides a meaningful base compensation, with a potential to earn additional amounts based on performance of defined corporate goals, generally with an expected completion within 12 months, and provide employees with the opportunity to share in the long term growth of the Company through equity compensation; and

•	reward exceptional performance by individual employees.

The market for talented individuals in the biotechnology industry is very competitive nationally, and particularly in the San Francisco Bay Area. While we consider peer groups, as discussed below, and receive advice from a compensation consultant, no single factor is determinative in setting compensation structure or allocating among elements of compensation. To ensure that we are appropriately compensating our employees and that we have appropriate human resources to execute on our business plans, our Compensation Committee and our Board incorporate all available information and use their judgment in making compensation decisions.

Elements of Compensation Package

We generally provide three major categories of compensation: base salary, an annual bonus and equity compensation, which has historically been in the form of options. We believe that the combination of these three elements allow us to attract and retain employees in the very competitive Bay Area and national market and to balance the motivation of all of our employees to execute on immediate goals and to remain conscious of our strategic imperatives and long term goals.

The allocation of the individual components of compensation is based on a number of factors, including competitive market conditions and on classes of employees. Generally, the percentage of compensation at risk, either in the form of bonus or equity compensation, increases for more senior employees. Our executive officers have the highest percentage of their total compensation at risk and the highest percentage of total compensation allocated to equity compensation. We believe that this is appropriate as the more senior employees have more influence on whether or not we achieve our strategic imperatives and long-term goals.

The bonus program is an annual bonus, that is based on both meeting corporate goals and individual performance. The details of this program are discussed below.

Our equity compensation has historically been in the form of stock options. Our option grant practice is described below. As we continue to mature as a company, it is likely that a portion of the equity compensation component will be provided in the form of restricted stock or restricted stock units, at least to our management. We believe that this will be an appropriate adjustment to increase the share ownership of our management and to limit the total number of shares issued in our equity compensation program to be responsible to stockholder dilution concerns. The Board expects to consider this issue further in 2007.

Additionally, we also provide a comprehensive benefits package, including health insurance, dental insurance, life insurance, disability insurance, a 401(k) matching program, and an Employee Stock Purchase

Plan, which is intended to meet the requirements of Section 423 of the Internal Revenue Code. These benefits are generally available to all employees on an equal basis, including our Named Executive Officers. The 401(k) matching program matches 100% of the employee’s contribution up to the lesser of 2% of salary or $4,000.

Perquisites

We provide our Named Executive Officers, along with other officers, a limited number of perquisites. An item is not a perquisite if it is integrally and directly related to the performance of the executive’s duties. An item is a perquisite if it confers a direct or indirect benefit that has a personal aspect, without regard to whether it may be provided for some business reason or for the convenience of the Company, unless it is generally available on a non-discriminatory basis to all employees.

We provide the following to our Named Executive Officers:

•

Reimbursement for Financial Planning and Tax Preparation. We reimburse our executive officers, including our Named Executive Officers, for personal financial planning and tax preparation. The benefit is limited to $3,500 annually, and is taxable to the executive, except we provide a cash gross up to Mr. Bienaimé to cover the tax liability associated with the first $2,000 of the benefit. The perquisite is intended to encourage executives to engage knowledgeable experts to assist with financial and tax planning.

•

Life Insurance. In addition to the life insurance generally provided to all employees, we provide Mr. Bienaimé with a fully paid, whole life insurance policy with a stated death benefit of $500,000 and a term life insurance policy with a death benefit of $1,000,000.

Compensation Process

The implementation of our compensation philosophy is done under the supervision of the Compensation Committee and, for our executive officers, the direct approval of both the Compensation Committee and our Board. Management, under the guidelines and policies established by the Compensation Committee, makes decisions on all aspects of compensation for non-executive officer employees and as to executive officer employees makes recommendations to the Compensation Committee as to specific elements (i.e. salary, bonus and option grants) of compensation. The Compensation Committee makes recommendations regarding executive officer compensation to our Board, which exercises final authority on executive compensation. Our Compensation Committee is composed of three independent directors and operates pursuant to a written charter that further outlines its duties and responsibilities. The charter is periodically reviewed and revised by our Compensation Committee and our Board, and is available on our website at www.biomarinpharm.com.

Mr. Bienaimé, our Chief Executive Officer, Mr. Davis, our Vice President, General Counsel and Secretary and Mr. Mark Wood, our Vice President, Human Resources, regularly attend portions of the Compensation Committee meetings for the purpose of providing analysis, information, and management’s recommendations on various human resources and compensation matters. These employees do not participate in the executive sessions of the Compensation Committee.

In 2006, the Compensation Committee engaged Radford Surveys & Consulting, a division of Aon Consulting, as an independent advisor to the Compensation Committee. This consultant provides advice on, among other things, executive compensation, equity compensation and compensation trends in the biotechnology industry. This consultant reports directly to the Compensation Committee, with the committee retaining sole authority to direct the work and employ the firm.

In making these determinations, we compare our programs and compensation to a peer group approved by the Compensation Committee. The list of peer comparitors is determined based on size, market capitalization, stage of development, product focus and similar relevant factors. During 2006, we used a peer group that included biotechnology companies with a market capitalization of between $1-2.5 billion. Based on this criteria, the peer group that we used was comprised of: Alkermes, Inc., Alexion Pharmaceuticals Inc., Cubist Pharmaceuticals, Inc., Human Genome Sciences, Inc., ICOS Corporation, LifeCell Corporation, Medarex, Inc., Myogen, Inc., Nektar Therapeutic, OSI Pharmaceuticals, Inc., PDL Biopharma, Inc., Theravance, Inc., Valeant Pharmaceuticals International, and ZymoGenetics, Inc. (the “2006 Peer Group”). The 2006 Peer Group was used when considering all of the recent compensation decisions. The Compensation Committee evaluates the criteria used in establishing the peer group at least annually, to ensure that it appropriately represents the companies competing with us to attract and retain human talent. In 2007, the Compensation Committee determined that it was appropriate to modify the criteria used to establish the peer group based on our continued growth and development. The Compensation Committee made a preliminary determination to revise the criteria to include biotechnology and specialty pharmaceutical companies with a market capitalization of $1-5 billion and expected revenue from product sales in 2007 of at least $50 million. The Compensation Committee will review the specific list of companies meeting this criteria to determine if any adjustments are appropriate prior to finalizing the new peer group. This final approved group will be used in evaluating compensation decisions in the future.

Salary Adjustments

We generally review our compensation practices on an annual basis in a process that takes several meetings. The process is generally split between decisions related to our executive officers and decisions related to our other employees. The first step in the process is that the Compensation Committee, with the support of management and our external consultant, reviews trends in the biotech compensation practices and reviews and approves the list of peer companies used in the later stages of the process.

Thereafter, management presents the Compensation Committee with recommendations regarding proposed adjustments to compensation elements and a variety of supporting data, including comparative compensation information from the approved peer group. This is presented individually for executive officers, including the Named Executive Officers, and based on classes of position for all other employees. Management includes significant supporting data with the presentation. These recommendations are discussed with and without management present and are discussed with our independent compensation consultant.

The Compensation Committee then determines what, if any, adjustments to the compensation elements are appropriate for employees other than the executive officers. The Compensation Committee also approves recommendations for individual adjustments for each executive officer. These recommendations for each executive officer are then submitted to the Board for its consideration. All compensation decisions for the executive officers must be approved by the Board.

In December 2006, Mr. Bienaimé’s base salary was increased to remain approximately at the median for the 2006 Peer Group. The other Named Executive Officers’ salaries are significantly below the mean for the 2006 Peer Group. The Board approved adjustments to bring each of the Named Executive Officers, other than Mr. Bienaimé, to approximately the 25th percentile of the 2006 Peer Group. We expect that, over time, we will continue to adjust the compensation of our Named Executive Officers with the goal of targeting base salary at the 50th percentile of the approved peer group.

Bonus

We maintain a company wide annual cash bonus program. The bonus program is generally based on corporate performance, with adjustments made within a range for individual performance. Stated a different way, the corporate performance determines the size of the entire bonus pool and the individual performance determines the actual pay out to each employee. The bonus is paid in the first quarter of each year, based on the performance in the prior year.

The bonus program, including specific corporate goals and target pay outs by level, are generally reviewed and approved by the full Board in December at the time the Board considers the budget for the following year. The specific corporate goals are confidential as they are based on various strategic elements, each of which is confidential. The following table describes the general nature of the goals for 2007:

General Description	Total Funding Percentage
Goals related to financial performance	45%
Goals related to milestones for clinical programs, including Kuvan	45%
Goals related to milestones for preclinical programs	10%

Total	100%

Each goal has three pay out levels, based on whether the company has minimally accomplished the goal, accomplished the goal, or exceeded it. If the company does not attain the minimally accomplished level, there is no pay out attributable to that goal. If we “accomplish” all goals (and do not minimally accomplish or exceed any goals), we would fund 100% of the target bonus pool. If we “exceeded” all of our goals, we would fund at 125% of the target bonus pool. In general, we set the goals where “accomplishing the goal” should be somewhat challenging, but attainable if the Company as a whole executes on our business plan. As a comparison, in 2006, our performance against our goals resulted in a pay out in February 2007 of 109% of the target bonus pool. In 2005, our performance against our goals resulted in a pay out in March 2006 of 91% of the target bonus pool consistent with our pay for performance philosophy.

The target bonus for each employee is determined by the employee’s position in the Company. The target bonuses for the Named Executive Officers for 2006 (which was paid in February 2007) were: Mr. Bienaimé, 100% of base salary; Mr. Aselage, 40% of base salary; Drs. Kakkis and Baffi 25% of base salary; and Mr. Cooper 20% of base salary. For 2007, Dr. Kakkis, Mr. Cooper and Dr. Baffi’s target bonus was increased to 30%. With the exception of Mr. Bienaimé, the target bonuses of each our Named Executive Officers is somewhat below, but close to, the median of the 2006 Peer Group. We expect to continue to enhance the target bonuses until they are market competitive as compared to our approved peer group. Mr. Bienaimé’s target bonus is at the higher end of the 2006 Peer Group. The Board determined that this higher target is appropriate given Mr. Bienaimé’s extensive experience as the chief executive of several biotechnology companies, and his demonstrated success in creating shareholder value and advancing our development as a company.

The Board meets in the first quarter of each year to review our performance against the prior year’s goals and approve the bonus pool pay out. At that time, the Board also approves the specific pay out to the executive officers. In consultation with individual managers, our management then approves the individual pay-outs to employees other than the executive officers. In January 2007, the Board considered the pay out to executive officers based on our 2006 performance. The Board determined that our success in 2006 was a result of the combined effort of the entire management team and therefore chose not to differentiate performance and approved a bonus for each executive equal to the executive’s target bonus multiplied by the 109% company wide funding level. The specific amounts paid to each Named Executive Officer is listed in the Summary Compensation Table.

Stock Option Practice

We grant stock options to virtually all new hires. Additionally, we currently make annual grants to almost all employees, the only general exception being employees who are performing below expectations. New hire grants for non-executives are approved by the Chief Executive Officer, subject to guidelines approved by the Compensation Committee. The guidelines are based primarily on competitive option grant practices. All other grants are approved by the Compensation Committee or the full Board. Pursuant to the terms of our 2006 Share Incentive Plan, the total awards issuable under the plan in a calendar year, net of other equity awards that expire or are surrendered under any of our option plans, are limited to 3.5% of the total number of shares of our outstanding common stock.

For the last several years, the Board has approved the annual grants in the first week of January. In the third quarter of 2006, based on a recommendation of the Compensation Committee, the Board revised this process. The Board elected to adjust the timing of the annual grant to the date of the annual meeting of stockholders. The Board elected to implement this process so that the options are granted on a predictable day each year and at a time that will tend to minimize the amount of material non-public information in the possession of the Board or the executive officers. To facilitate the adjustment in timing of the annual grants from January to June beginning in June 2007, the Board elected to provide an interim grant in November 2006. In total, the November 2006 and June 2007 grants are intended to provide 18 months worth of equity compensation value (i.e., from late November 2006 to early June 2008, when the next regular annual grant would be scheduled).

The Compensation Committee is currently evaluating the structure of the equity awards to the Named Executive Officers. We expect that in the future, a portion of the equity awards will be either restricted stock or restricted stock units. This adjustment may occur as early as the June 2007 award. We expect that this adjustment will apply only to officers and possibly other senior employees, but will not apply to all employees.

The number of options granted to each employee, including the Named Executive Officers, in the November 2006 award were determined based on a number of factors. The Board gave particular consideration to the Company’s performance in 2006, which resulted in an approximate 50% increase in the Company’s share price. The Board also considered equity grants of the 2006 Peer Group based on a Black-Scholes valuation and taking into account that many companies in the 2006 Peer Group grant employees, and particularly executives, a mix of options and restricted stock.

We have reviewed our historical option grant practices to consider if the options were properly dated. Based on such review, we believe that all options were issued on the date approved by the Board or a properly authorized committee and that the exercise price for each option issued since the date of our initial public offering was the closing price of our common stock on the date of issuance, unless the option grant specifically approved a different price in accordance with the terms of the option plan.

Nonqualified Deferred Compensation

Our Named Executive Officers, members of management, other highly compensated employees and members of the Board are eligible to enroll in our Deferred Compensation Plan under which participants may elect to defer all or a portion of their salary, annual cash bonus and restricted stock awards otherwise payable to them, and thereby defer taxation of these deferred amounts until actual payment of the deferral amounts in future years. This plan was implemented in 2006 as a financial planning tool for senior employees and allows them to save for retirement in a tax-effective way at minimal cost to us. See the Nonqualified Deferred Compensation table for detailed information regarding the account balances for each Named Executive Officer.

Post-Employment Obligations

We have employment agreements with each of our executive officers that include severance provisions. Under the terms of the employment contracts, with respect to each Named Executive Officer other than Mr. Bienaimé, upon an involuntary termination by us without cause, or a termination by the executive under specific circumstances, like a relocation more than 50 miles from their previous job location, the employment agreements provide for severance equal to one year’s base salary and target bonus, or actual bonus paid in the prior year if higher. With respect to Mr. Bienaimé, except for a termination for cause, he is entitled to salary and bonus continuation of 18-30 months, depending on the nature of termination, acceleration of all unvested equity awards, and certain other benefits continuation and certain gross up payments to cover certain tax liabilities related to the severance payments.

In addition, pursuant to our change of control policy, upon a change of control, all unvested options held by each of the Named Executive Officers, other than Mr. Bienaimé, will immediately vest. The accelerated vesting occurs upon a change of control, whether or not the employee is terminated.

We believe that these provisions enhance retention in the face of the disruptive impact of a pending change in control of the company. In addition, the program is intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executives’ own employment.

No benefits will be paid to executive officers under the employment agreements if the termination is for cause, for a voluntary resignation (other than as set forth above), retirement or due to death.

Please see Potential Payments Upon Termination or Change of Control for a more detailed discussion of the severance and change of control provisions in our Named Executive Officers’ employment contracts.

The following is not “soliciting material”, and is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is responsible for setting general compensation goals and operational guidelines for BioMarin personnel, for setting all elements of the compensation of the executive officers of BioMarin, and for approving grants of stock options for officers of BioMarin. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted on April 13, 2007 by the members of the Compensation Committee of the Board of Directors:

Alan J. Lewis, Ph.D., Chairman

Michael Grey

Pierre Lapalme

Summary Compensation Table

The following table discloses compensation paid by us during 2006 to: (i) Jean-Jacques Bienaimé, our Chief Executive Officer; (ii) Jeffrey H. Cooper, our Chief Financial Officer; and (iii) Emil D. Kakkis, M.D., Ph.D., Robert A. Baffi, Ph.D., and Stephen A. Aselage, the three most highly-compensated officers other than the Chief Executive Officer and Chief Financial Officer who were serving as officers at the end of fiscal year 2006 and whose salary and bonus exceeded $100,000. These individuals are referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary($)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation($)(3)		Total($)
Jean-Jacques Bienaimé Chief Executive Officer	2006	$552,393	$1,362,931	$662,458	$22,892	(4)	$2,600,674
Jeffrey H. Cooper SVP, Chief Financial Officer	2006	$254,039	$319,961	$55,590	$7,557		$637,147
Emil D, Kakkis, M.D., Ph.D. Chief Medical Officer	2006	$290,197	$416,760	$81,750	$6,222		$794,929
Robert A. Baffi, Ph.D. SVP, Technical Operations	2006	$271,971	$325,051	$72,894	$10,292		$680,208
Stephen Aselage SVP, Global Commercial Development	2006	$268,750	$267,847	$117,328	$7,765		$661,690

(1)	The amounts presented above represent the stock-based compensation expense recognized during 2006 for awards made in 2006 and previous years. For assumptions used in 2006 Black Scholes option valuations, see Note (2)(m) and Note (3) of the Notes to Consolidated Financial Statements and “Stock Option Plans” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, previously filed with the Commission on February 28, 2006.
(2)	Represents amounts earned by the Named Executive Officers during 2006, but which were paid during 2007. Non-equity incentive plan compensation in the following amounts were earned in 2005 by, and paid in 2006 to, Named Executive Officers: Mr. Bienaimé, $365,700; Mr. Cooper, $42,000; Dr. Kakkis, $61,000; Dr. Baffi, $57,000; and Mr. Aselage, $76,000.

(3)	These entries represent the premiums paid for life insurance benefits, tax preparation/financial planning consultation and vested 401(k) matching for each Named Executive Officer. For Mr. Bienaimé, the amount also includes the value of perquisites that he received. No other Named Executive Officer received perquisites with an aggregate value in excess of $10,000.
(4)	Includes payments of life insurance premiums of $15,573, a reimbursement of personal tax preparation/financial planning services of $2,825 and the value of certain event tickets used by Mr. Bienaimé for personal use. We purchase season tickets to the local professional basketball team, one of the baseball teams, and the local symphony for business entertaining and other corporate purposes. These tickets are available to all employees, but the executive officers have preferential access to the tickets and may use them for personal use.

Grants of Plan-Based Awards

The following table sets forth certain information for each plan-based award during fiscal year 2006 to each of the Named Executive Officers. None of the Named Executive Officers received any stock awards during fiscal year 2006.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options(#)		Exercise or Base Price of Option Awards ($/Sh)(2)		Grant Date Fair Value of Stock and Option Awards($)
		Threshold($)	Target($)	Maximum($)
Jean-Jacques Bienaimé	5/11/06 5/11/06 11/20/06 1/1/06	$341,865	$607,760	$949,625	250,000 162,500 250,000	(3)	$ $ $	12.99 12.99 17.54	$ $ $	1,692,500 1,100,125 2,277,500
Jeffrey H. Cooper	1/6/06 11/20/06 1/1/06	$28,688	$51,000	$79,688	60,000 60,000		$ $	11.74 17.54	$ $	374,400 546,600
Robert A. Baffi, Ph.D.	1/6/06 11/20/06 1/1/06	$37,617	$66,875	$104,492	75,000 90,000		$ $	11.74 17.54	$ $	468,000 819,900
Emil D. Kakkis, M.D., Ph.D.	1/6/06 11/20/06 1/1/06	$42,187	$75,000	$117,187	75,000 100,000		$ $	11.74 17.54	$ $	468,000 911,000
Stephen Aselage	1/6/06 11/20/06 1/1/06	$60,548	$107,640	$168,188	75,000 100,000		$ $	11.74 17.54	$ $	468,000 911,000

(1)	Amounts represent potential payments in under our 2006 bonus plan, which was paid in 2007. For further discussion on our bonus program, please see the Compensation Discussion and Analysis and see the Summary Compensation Table for amounts actually paid under this plan.
(2)	Options were granted at an exercise price equal to the closing price of our common stock on Nasdaq on the date of the grant.
(3)	Option grant pursuant to Mr. Bienaimé’s employment agreement. Options vest 1/3 on the first, second and third anniversary of the date of grant.

The number of options granted to the Named Executive Officers are determined based on recommendations by the Compensation Committee and are approved by the Board of Directors. Please see Compensation Discussion and Analysis for additional information regarding grant practices. Except as otherwise noted, options vest 6/48ths on the six month anniversary of the date of grant, and 1/48th per month thereafter for a period of four years, and remain exercisable for ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding unexercised options granted pursuant to equity awards as of the end of fiscal year 2006 for each of the Named Executive Officers. None of the Named Executive Officers had any outstanding stock awards at the end of fiscal year 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)		Option Expiration Date
Jean-Jacques Bienaimé	108,334 54,167 36,458 0 0	216,666 108,333 213,542 162,500 250,000	(2) (3) (4) (5) (6)	$ $ $ $ $	6.46 9.86 12.99 12.99 17.54	5/10/15 11/10/15 5/10/16 5/10/16 11/19/16

Jeffrey H. Cooper	32,166 7,500 2,833 9,250 13,750 0	20,834 2,500 4,167 31,250 46,250 60,000	(7) (8) (9) (10) (7) (6)	$ $ $ $ $ $	8.10 7.76 5.15 6.13 11.74 17.54	10/6/13 12/30/13 8/18/14 1/6/15 1/5/16 11/19/16

Robert A. Baffi, Ph.D .	210,000 38,243 55,000 37,500 67,083 17,187 0	0 0 0 12,500 72,917 57,813 90,000	(8) (10) (7) (6)	$ $ $ $ $ $ $	22.00 9.50 12.10 7.76 6.13 11.74 17.54	5/8/10 1/1/11 12/31/11 12/30/13 1/6/15 1/5/16 11/19/16

Emil D. Kakkis, M.D., Ph.D.	195,000 50,000 25,000 48,958 56,250 47,916 7,083 17,187 0	0 0 0 1,042 18,750 52,084 12,917 57,813 100,000	(7) (8) (10) (11) (7) (6)	$ $ $ $ $ $ $ $ $	4.00 9.50 13.24 6.43 7.76 6.13 8.05 11.74 17.54	6/21/08 1/1/11 1/1/12 1/5/13 12/30/13 1/7/15 7/17/15 1/5/16 11/19/16

Stephen Aselage	54,037 17,187 0	65,963 57,813 100,000	(12) (7) (6)	$ $ $	7.16 11.74 17.54	6/30/15 1/5/16 11/19/16

(1)	Represents the closing market price of our common stock on the grant date.
(2)	Unexerciseable portion vests 1/2 of total number of options granted each on May 11, 2007 and May 11, 2008.
(3)	Unexerciseable portion vests 1/2 of total number of options granted each on November 11, 2007 and November 11, 2008.
(4)	Unexerciseable portion vests 1/48th of total number of options granted on the 11th of every month.
(5)	Unexerciseable portion vests 1/3 rd of total number of options granted each on May 11, 2007, May 11, 2008 and May 11, 2009.
(6)	Unexerciseable portion vests 6/48ths of total number of options granted on May 20, 2007 and 1/48th on the 20th of every month thereafter.

(7)	Unexerciseable portion vests 1/48th of total number of options granted on the 6th of every month.
(8)	Unexerciseable portion vests 1/48th of total number of options granted on the last day of every month.
(9)	Unexerciseable portion vests 1/48th of total number of options granted on the 19th of every month.
(10)	Unexerciseable portion vests 1/48th of total number of options granted on the 7th of every month.
(11)	Unexerciseable portion vests 1/48th of total number of options granted on the 18th of every month.
(12)	Unexerciseable portion vests 1/36th of total number of options granted on the 1st of every month.

Options Exercises

The following table sets forth the number and value of options exercised in fiscal year 2006 for applicable Named Executive Officers. None of the Named Executive Officers held any share awards that vested in fiscal year 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)
Jeffrey H. Cooper	69,500	$565,565
Stephen Aselage	5,000	$50,350

Pension Benefits

There is no retirement pension plan provided for the Named Executive Officers.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to our Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

The Deferred Compensation Plan allows members of management, other highly compensated employees and members of the Board to make voluntary irrevocable deferrals of the compensation that they would otherwise be paid by us to specified future dates, employment termination, hardship events, disability, retirement or death. Participants are permitted to defer up to 100% of salary, annual cash bonus and restricted stock awards, subject to limitations to allow us to make necessary withholding payments. Plan participants’ deferred compensation is 100% vested under the Deferred Compensation Plan. We may make additional direct contributions to the Deferred Compensation Plan for the benefit of the participants, but any such contributions must be approved by the Board. Our contributions, if any, will become 100% vested after 3 years of service with us (or such other time as we designate at the time of the contribution), or upon a change of control, death or disability. Participants have an unsecured contractual commitment by us to pay the amounts that become due under the Deferred Compensation Plan. Deferred compensation may be held in trust and is deemed invested based on participant direction as allowed by the Deferred Compensation Plan. Participants’ accounts are credited or debited with the increase or decrease in the realizable net asset value of the designated deemed investments in accordance with the ratio which the portion of the account of each participant which is deemed to be invested within that investment option bears to the aggregate of all amounts deemed to be invested within that investment option. Any funds held in a trust will be our sole property, subject to any claims of general creditors in the event of bankruptcy, and plan participants will have no vested interest with respect to such trust fund.

Name	Executive Contributions in Last FY ($)(1)	Aggregate Earnings (Losses) in Last FY ($)	Aggregate Balance at Last FYE ($)(2)
Jean-Jacques Bienaimé	$720,245	$(9,986)	$710,259
Stephen Aselage	$51,750	$5,983	$57,733

(1)	Executive Contribution amounts are also included in the “salary” column of the Summary Compensation Table.
(2)	The Deferred Compensation Plan was adopted at the end of 2005 and no contributions were made until 2006.

Potential Payments Upon Termination or Change-in-Control

We entered into an employment agreement with Mr. Bienaimé at the time of his hire. We entered into employment agreements with each of our other executive officers, including the Named Executive Officers, on April 9, 2007. The following discussion is based on such agreements and for our Named Executive Officers other than Mr. Bienaimé, our Change of Control Policy. The amount and type of compensation payable to each Named Executive Officer upon termination of employment under various circumstances and upon a change of control are described below.

Payments on Termination

The amount and type of compensation payable to each Named Executive Officer upon termination of employment under various circumstances are described below. There are three general categories of terminations, which are:

•

voluntary termination of employment by the Named Executive Officer for reasons not constituting constructive termination, which we refer to as voluntary termination; retirement of the Named Executive Officer; and termination of the Named Executive Officer’s employment by us for cause, as such term is defined in the employment agreements and in our stock plans, which we refer to as termination for cause;

•

termination of the Named Executive Officer’s employment by us for reasons not constituting cause, such as due to a companywide or departmental reorganization, or a resignation by the Named Executive Officer constituting constructive termination, such as a change in work location of more than a specified distance from the previous location, which we refer to as involuntary termination without cause; and

•	termination of the Named Executive Officer’s employment in connection with a change in control.

Compensation upon Voluntary Termination, Retirement or Termination for Cause

A termination of employment due to voluntary termination, retirement or termination for cause does not entitle the Named Executive Officers to any payments or benefits other than the accrued salary and vacation pay and vested benefits described above. Such compensation and benefits are available to salaried employees generally, except that any amounts payable to the Named Executive Officers upon termination under our Deferred Compensation Plan would not be applicable to certain employees as only employees with the title of vice president and higher are entitled to participate in our Deferred Compensation Plan. Stock awards held by our Named Executive Officers will not be subject to accelerated vesting or otherwise enhanced in the event of voluntary termination, retirement or termination for cause.

Compensation upon Involuntary Termination without Cause

Each of the Named Executive Officers’ employment agreements include specific benefits upon involuntary termination by us without cause. For each of the Named Executive Officers other than Mr. Bienaimé, these benefits consist of a lump sum payment equal to one year’s base salary plus the target bonus for the year of termination (or the amount actually paid for the preceding year if greater), payable within 2 weeks after separation of employment, conditioned on the Named Executive Officer signing our standard severance and release agreement. These agreements do not provide for the accelerated vesting or other enhancement of equity awards upon an involuntary termination without cause.

With respect to Mr. Bienaimé, if we terminate Mr. Bienaimé’s employment without cause or if Mr. Bienaimé resigns for good reason or becomes permanently disabled while employed by us or if we file for bankruptcy, Mr. Bienaimé will be entitled to receive the following “Termination Compensation”: (i) cash compensation in an amount equal to his then current annual base salary as of the date of termination for a period of 18 months; (ii) a cash bonus equal to 100 percent of his target bonus for such year provided that our senior vice presidents are paid bonuses under our bonus plan for the year of his termination, and provided that certain performance goals are met; (iii) a continuation of all health benefits paid by us for a period of 18 months after the date of termination; (iv) reimbursement of up to $18,000 for outplacement services; and (v) automatic vesting of all options granted to Mr. Bienaimé that have not vested as of the date of termination, provided that Mr. Bienaimé remains in full compliance with his non-competition agreement and confidentiality agreement during the 10 month period. The Termination Compensation is payable in one lump sum within thirty days after termination. If Mr. Bienaimé has been employed by us for more than 3 years as of the date of termination, the applicable period for purposes of clauses (i) and (iii) of this paragraph will be 24 months instead of 18 months.

Compensation upon Termination of Employment in Connection with Change in Control

Each of the Named Executive Officers who are involuntarily terminated without cause or constructively terminated within a designated period following a change in control are entitled to certain benefits. For each Named Executive Officer other than Mr. Bienaimé, these benefits consist of a lump sum payment equal to one year’s base salary plus the target bonus for the year of termination (or the amount actually paid for the preceding year if greater), payable within 2 weeks after separation of employment, conditioned on the Named Executive Officer signing our standard severance and release agreement.

With respect to Mr. Bienaimé, if we terminate Mr. Bienaimé’s employment without cause or if Mr. Bienaimé resigns for good reason or becomes permanently disabled while employed by us, in any such case following a change of control, Mr. Bienaimé will be entitled to receive the following “Enhanced Termination Compensation”: (i) cash compensation in an amount equal to the present value of his then current annual base salary that he would have collected over the 24 month period following the date of termination; (ii) a cash bonus equal to 100 percent (250 percent if employed for more than 3 years) of his target bonus for such year provided that senior vice presidents are paid bonuses under our bonus plan for the year of his termination, and provided that certain performance goals are met; (iii) a continuation of all health benefits paid by us for a period of 24 months after the date of termination; (iv) a cash payment of $18,000 for outplacement services (plus an amount for taxes payable on such cash payment); (v) the fully-paid whole life insurance policy with a stated death benefit of $500,000 maintained for Mr. Bienaimé (plus an amount for taxes payable on imputed income and such amount for taxes); (vi) a cash payment of up to $5,000 for tax preparation (plus an amount for taxes payable on such cash payment); (vii) our annual contribution to Mr. Bienaimé’s 401k plan for the year of termination to the extent allowable; and (viii) automatic vesting of all options granted to Mr. Bienaimé that have not vested as of the date of termination, provided that Mr. Bienaimé remains in full compliance with his non-competition agreement and confidentiality agreement during the 10 month period. The Enhanced Termination Compensation is payable in one lump sum within thirty days after termination. If Mr. Bienaimé has been employed by us for more than 3 years as of the date of termination, the applicable period for purposes of clauses (i) and (iii) of this paragraph will be 30 months instead of 24 months.

If amounts payable to Mr. Bienaimé as the result of a change of control would result in a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), which would be subject to an excise tax under Code Section 4999, or interest or penalties are incurred with respect to such excise tax, we will pay Mr. Bienaimé an additional payment such that, after payment by Mr. Bienaimé of all taxes imposed upon this payment and any interest or penalties imposed with respect to such taxes, Mr. Bienaimé retains an amount equal to the sum of: (i) the excise tax (including interest and penalties) imposed; and (ii) the product of any income tax deductions disallowed to Mr. Bienaimé because of the inclusion of the payment in his adjusted gross income, and the highest applicable marginal rate of federal income taxation for the calendar year in which the payment is to be made.

Change of Control

With respect to each Named Executive Officer other than Mr. Bienaimé, under the Company’s Severance Plan as amended and restated in March 2005, effective immediately upon a change of control, all unvested equity awards automatically vest in full. Mr. Bienaimé’s equity awards only vest if he is terminated without cause or if Mr. Bienaimé resigns for good reason or becomes permanently disabled while employed by us, as described above.

Total Potential Payments on Termination or Change of Control

The potential amount of compensation payable to each Named Executive Officer in the event of termination of employment or a change in control is listed in the table below.

Executive Benefits and Payments Upon Termination	Involuntary Termination without Cause($)		Change in Control- continued employment($)		Change in Control- terminated($)
Jean-Jacques Bienaimé(1):
Base Salary($)	$911,640		—		$1,132,964
Short-term Incentive	$607,760		—		$607,760
Stock award vesting acceleration	$4,137,451	(2)	—		$4,137,451	(2)
Benefits and Perquisites
Benefit Continuation	$29,660		—		$29,660
Life Insurance Proceeds	—		—		$259,765
Outplacement Services	$25,389		—		$25,389
Financial Planning Services	—		—		$7,053
401K Match	—		—		$1,000
280G Tax Gross-up	—		—		$1,846,521

Total	$5,711,900		—		$8,047,563

Jeffrey H. Cooper:
Base Salary($)	$255,000		—		$255,000
Short-term Incentive (% of base salary)	$63,750		—		$63,750
Stock award vesting acceleration	$776,813	(3)	$776,813	(3)	$776,813	(3)
Benefits and Perquisites($):
Benefit Continuation	$14,830		—		$14,830

Total	$1,110,393		$776,813		$1,110,393

Emil D. Kakkis, M.D., Ph.D.:
Base Salary($)	$300,000		—		$300,000
Short-term Incentive (% of base salary)	$75,000		—		$75,000
Stock award vesting acceleration	$1,083,131	(4)	$1,083,131	(4)	$1,083,131	(4)
Benefits and Perquisites($):
Benefit Continuation	$14,830		—		$14,830

Total	$1,472,961		$1,083,131		$1,472,961

Robert A. Baffi, Ph.D.:
Base Salary($)	$267,500		—		$267,500
Short-term Incentive (% of base salary)	$66,875		—		$66,875
Stock award vesting acceleration	$1,124,834	(5)	$1,124,834	(5)	$1,124,834	(5)
Benefits and Perquisites($):
Benefit Continuation	$14,231		—		$14,231

Total	$1,473,440		$1,124,834		$1,473,440

Stephen Aselage:
Base Salary($)	$269,100		—		$269,100
Short-term Incentive (% of base salary)	$107,640		—		$107,640
Stock award vesting acceleration	$877,669	(6)	$877,669	(6)	$877,669	(6)
Benefits and Perquisites($):
Benefit Continuation	$14,830		—		$14,830

Total	$1,269,239		$877,669		$1,269,239

(1)	No incremental benefits are due should death of the employee occur, except for amounts due for services previously rendered, and those due under the life insurance policies.
(2)	Based on market price of $16.39. Relates to 951,041 options that would accelerate upon vesting.
(3)	Based on market price of $16.39. Relates to 165,001 options that would accelerate upon vesting.
(4)	Based on market price of $16.39. Relates to 242,606 options that would accelerate upon vesting.
(5)	Based on market price of $16.39. Relates to 233,230 options that would accelerate upon vesting.
(6)	Based on market price of $16.39. Relates to 223,776 options that would accelerate upon vesting.

2006 Director Compensation

Our Directors play a critical role in guiding our strategic direction and overseeing the management of the Company. The many responsibilities and risks and the substantial time commitment of being a Director require that we provide adequate compensation commensurate with our Directors’ workload and opportunity costs. Non-employee Directors receive a combination of annual cash retainers and stock option grants in amounts that correlate to their responsibilities in his or her service to us, based upon their respective levels of Board participation and responsibilities, including service on Board committees. Our only employee Director, Mr. Bienaimé, receives no separate compensation for his service as a Director. The following table is a summary of the compensation paid to Directors. Each applicable line item is an additional element of compensation.

Director Position	Annual Compensation
All Independent Members	$25,000 Options to purchase 30,000 shares of the Company’s common stock
Chairman of the Board	$30,000
Audit Committee Chair	$15,000
Audit Committee (Non-Chair)	$7,500
Compensation Committee Chair	$10,000
Compensation Committee (Non-Chair)	$5,000
Corporate Governance and Nominating Committee Chair	$10,000
Corporate Governance and Nominating Committee (Non-Chair)	$5,000
Liaison to Scientific Advisory Board	$5,000

In fiscal year 2006, options to purchase, in the aggregate, 60,000 shares were issued to Directors under the 1998 Director Option Plan, and options to purchase, in the aggregate, 150,000 shares were issued to the Directors under the 2006 Share Incentive Plan.

Until January 2007, each non-employee Director was automatically granted an initial option and subsequent annual options to purchase 30,000 shares of BioMarin common stock on the date that such person first becomes a non-employee Director and on each anniversary of the date of the non-employee Director’s appointment to the Board. These options have a term of 10 years. The shares subject to these options vest quarterly over one year. These options continue to vest only while the Director serves. The exercise price per share of each of these options is 100% of the fair market value of a share of BioMarin’s common stock at the date of the grant of the option. In January 2007, the Board suspended the automatic grants to continuing Directors. The Compensation Committee, with the assistance of an independent compensation consultant, is evaluating the equity compensation to our Board. We expect to implement a new equity compensation structure for our Directors at the Board meeting immediately following the Annual Meeting of Stockholders.

The following table lists actual compensation paid to each of the Directors during 2006 other than Mr. Bienaimé, who also served as a Named Executive Officer.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total($)
Franz Cristiani(3)	$33,750	$50,752	(4)	$47	$84,549
Michael Grey	$26,250	$175,032		—	$201,282
Elaine Heron	$42,500	$172,438		—	$214,938
Joseph Klein, III	$41,250	$175,950		$588	$217,788
Pierre Lapalme	$60,000	$172,086		—	$232,086
Alan Lewis, Ph.D.	$41,250	$175,950		—	$217,200
Erich Sager(5)	$8,750	$26,041	(6)	—	$34,791

(1)	Director fees are generally paid quarterly in arrears within four weeks after the close of a quarter.
(2)	For assumptions used in 2006 Black Scholes option valuations, see Note (2)(m) and Note (3) of the Notes to Consolidated Financial Statements and “Stock Option Plans” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, previously filed with the Commission on February 28, 2007. The amounts presented above represent the stock-based compensation expense recognized during 2006 for awards made in 2006 and previous years.
(3)	Mr. Cristiani did not stand for reelection at BioMarin’s 2006 Annual Meeting of Stockholders.
(4)	No stock-based compensation expense was recognized during 2006 for any of the option awards granted to Mr. Cristiani during 2006, as they were forefeited prior to vesting. The stock-based compensation expense shown above relates to options granted during 2005. Mr. Cristiani had no stock option awards outstanding at fiscal year ending 2006.
(5)	Mr. Sager resigned from the Board on February 28, 2006. Fees were paid in 2006 for services rendered in 2005.
(6)	Represents stock-based compensation expense recognized during 2006 for options granted during 2005.

Compensation Committee Interlocks and Insider Participation

During all of 2006, and through the date of this report, the Compensation Committee consisted of three of our independent Directors. From January 2006 through February 28, 2006, the Compensation Committee consisted of Mr. Erich Sager (Chair), Mr. Lapalme and Dr. Lewis. Effective March 1, 2006, the Compensation Committee consists of Dr. Lewis (Chair) and Messrs. Grey and Lapalme. None of the members of the Compensation Committee: (i) was one of our officers or employees or an officer or employee of any of our subsidiaries during the last or current fiscal year; (ii) was formerly one of our officers or an officer of any of our subsidiaries; or (iii) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2007 as to: (i) each person, or group of affiliated persons, who is known by us to own beneficially more than 5% of our common stock; (ii) each of the Directors; (iii) each of our Named Executive Officers, as defined below; and (iv) all of the Directors and current executive officers as a group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. The information with respect to each person specified was supplied or confirmed by such person or based upon statements filed with the Securities and Exchange Commission. Except as otherwise indicated, the mailing address for each stockholder in the table below is c/o BioMarin Pharmaceutical Inc., 105 Digital Drive, Novato, California 94949.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Subject To Options(1)	Percentage of Common Stock(2)
FMR Corp.(3)	10,516,951	—	11.0%
PRIMECAP Management Company(4)	6,813,587	—	7.1%
OrbiMed Advisors LLC / OrbiMed Capital LLC(5)	6,128,600	—	6.4%
Michael Grey	37,500	37,500	*
Elaine Heron	132,500	112,500	*
Joseph Klein, II	32,500	22,500	*
Pierre Lapalme	96,600	90,000	*
Alan Lewis, Ph.D.	52,500	52,500	*
Richard A. Meier	7,500	7,500	*
Jean-Jacques Bienaimé	405,643	387,501	*
Stephen Aselage	84,241	81,412	*
Jeffrey H. Cooper	90,082	90,082	*
Robert Baffi, Ph.D.	482,015	451,575	*
Emil D. Kakkis, M.D., Ph.D.	515,727	424,583	*
All current executive officers and Directors as a group (13 persons)	2,243,914	2,054,759	2.3%

*	Represents less than 1% of BioMarin’s outstanding common stock.
(1)	The “Number of Shares Subject to Options” enumerates for each 5% stockholder, director and Named Executive Officer and for all executive officers and directors in the aggregate, the shares of common stock subject to options exercisable within 60 days of March 15, 2007. These shares are included in the amounts shown under the “Number of Shares Beneficially Owned,” as provided in the note below.
(2)	The “Percentage of Common Stock” column is based on 95,601,150 shares of common stock outstanding March 15, 2007. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 15, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)

Information based upon statements filed on Schedule 13G/A with the Securities and Exchange Commission on February 14, 2007. The mailing address for FMR Corp. is 82 Devonshire Street, Boston, MA 02109. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of these shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Each of Edward C. Johnson the 3rd and FMR Corp., through its control of Fidelity, have sole power to dispose of the 10,516,951 shares. Neither

FMR Corp. nor Edward C. Johnson the 3rd has the sole power to vote or direct the voting of the shares owned directly by Fidelity, which power resides with the Fidelity Fund’s Board of Trustees.
(4)	Information is based upon statements filed on Schedule 13G/A with the Securities and Exchange Commission on February 14, 2007. The mailing address for PRIMECAP Management Company is 225 South Lake Avenue, #400, Pasadena, CA 91101.
(5)	Information based upon statements filed on Schedule 13G/A with the Securities and Exchange Commission on February 13, 2007. The mailing address for OrbiMed Advisors LLC/OrbiMed Capital LLC is 767 Third Avenue, 30th Floor, New York, NY 10017. OrbiMed Advisers LLC has shared voting and dispositive power for 4,249,600 shares, OrbiMed Capital LLC has shared voting and dispositive power for 1,879,000 shares and Samuel D. Isaly has shared voting and dispositive power of 6,128,600 shares.

Equity Compensation Plans

The following table provides certain information with respect to all of BioMarin’s equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	10,374,194	$11.75	14,518,905
Equity compensation plans not approved by stockholders	—	—	—

Total(2)	10,374,194	$11.75	14,518,905

(1)	Does not include any shares of our common stock issuable under the BioMarin Pharmaceutical Inc. Amended and Restated 2006 Employee Stock Purchase Plan (“2006 ESPP”). The Company issues shares under this plan once every six months based on employee elections in the preceding six months. Pursuant to the terms of this plan, the number of shares to be issued and the price per share is not determined until immediately before the date of issuance.
(2)	As of March 15, 2007, the number of securities to be issued upon exercise of outstanding options was 10,243,544 with a weighted average exercise price of $11.89 per share and a weighted average remaining term of 7.8 years.

2006 Share Incentive Plan

The BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan (the “2006 Share Incentive Plan”) was adopted by the Board in May 2006, and replaced the 1998 Director Option Plan (the “1998 Plan”). It was approved by our stockholders as of June 21, 2006. The 2006 Share Incentive Plan provides for the grant of nonstatutory stock options to non-employee Directors. A total of 12,196,647 shares of BioMarin common stock have been reserved for issuance under the 2006 Share Incentive Plan.

In the event of a merger or the sale of substantially all of our assets, each option issued under the 1998 Plan and the 2006 Share Incentive Plan may be assumed or substituted by the successor corporation. If an option is assumed or substituted, it shall continue to vest as provided in the original option agreement. However, if a non-employee Director’s status as our Director or the successor corporation, as applicable, is terminated, other than upon a voluntary resignation by the non-employee Director, the option immediately becomes fully vested and exercisable. If the successor corporation does not agree to assume or substitute options, each option becomes fully vested and exercisable for a period of 30 days from the date the Board notifies the optionee of the option’s full exercisability, after which period the option terminates.

Options granted under the 1998 Plan and 2006 Share Incentive Plan are required to be exercised within three months of the end of the optionee’s tenure as a Director, or within 12 months after termination by death or disability, or within the original option expiration if the Director retires from the Board after having served 4.5 years, but in no event later than the expiration of the option’s ten-year term. No option granted under the 1998 Plan or the 2006 Share Incentive Plan is transferable by the optionee other than by will or the laws of descent or distribution. Each option is exercisable, during the lifetime of the optionee, only by the optionee. Unless sooner terminated by the Board, the 2006 Share Incentive Plan will terminate automatically 10 years from the effective date of the 2006 Share Incentive Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2006, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any Director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than: (i) compensation agreements and other arrangements, which are described elsewhere in this form; and (ii) the transactions described below.

Harbor-UCLA Research Educational Institute (REI) licenses certain intellectual property and provides other research services to us. We are also obligated to pay REI royalties on future sales of products covered by the license agreement. Our joint venture with Genzyme is subject to a second agreement with REI that requires the joint venture to pay REI a royalty on sales of Aldurazyme through November 2019, of which Emil D. Kakkis, M.D., Ph.D., our Chief Medical Officer, is entitled to certain portions, per the terms of the agreement. The license agreement was effective before Dr. Kakkis was one of our officers. Pursuant to these agreements, REI was entitled to payments of $4.6 million and $5.8 million during 2005 and 2006, respectively, and from this amount, Dr. Kakkis was entitled to approximately $888,000 and $1,111,000 during 2005 and 2006, respectively.

Review, Approval and Ratification of Related Party Transactions

Our Corporate Governance and Nominating Committee has primary responsibility for reviewing and approving in advance or ratifying all related party transactions. Additionally, on at least an annual basis, the Audit Committee also reviews all identified related party transactions. In conformance with SEC regulations, we define related persons to include our executive officers, our directors and nominees to become a director of our company, any person who is known to us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or in which such person has a 5% or greater beneficial ownership interest.

We have several processes that we use to ensure that we identify and review all related party transactions. First, each executive officer is required to notify either our General Counsel or Chief Financial Officer of any potential transaction that could create a conflict of interest, and the General Counsel or Chief Financial Officer notify the Corporate Governance and Nominating Committee of the potential conflict. The Directors, Chief Executive Officer, Chief Financial Officer and General Counsel are required to notify the Corporate Governance and Nominating Committee of any potential transaction that could create a conflict of interest. Second, each year, we submit and require our Directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the executive officer or Director or their family members have an interest.

The Governance and Nominating Committee reviews related party transactions due to the potential for such transactions to create a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, with our interests. It is our general policy to approve or ratify related person transactions only when our Board or a committee of our Board determines that the transaction is in, or is not inconsistent with, our and our stockholders’ best interests, including situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party.

These policies and procedures are included in our Corporate Governance Principles, which is available in the “investors” section of our website at www.biomarinpharm.com. Information on our website is not incorporated by reference into this report.

Independence of the Board of Directors

There is no family relationship between any Director and any of our executive officers. All of the nominees other than Mr. Bienaimé are “independent” in accordance with the Nasdaq and applicable Sarbanes-Oxley Act definitions of independence.

Item 14. Principal Accountant Fees and Services

Since June 11, 2002, KPMG LLP served as our independent registered public accounting firm. The following is a summary of the fees and services provided for fiscal years 2006 and 2005.

Description of Services Provided by KPMG LLP	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees:	$782,899	$661,800
Audit Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	none	none
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	none	none
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	none	none
All Other Fees:	none	none

As provided in the Audit Committee charter, the Audit Committee pre-approves all of the services provided by its independent registered public accounting firm. 100% of the above services and estimates of the expected fees were reviewed and approved by the Audit Committee before the respective services were rendered.

Part IV.

Item 15. Exhibits

EXHIBIT INDEX

1.1	Notes Purchase Agreement dated March 23, 2006, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch, previously filed with the Commission on March 23, 2006 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

1.2	Equity Purchase Agreement dated March 23, 2006, between BioMarin Pharmaceutical Inc. and the Equity Underwriters, previously filed with the Commission on March 23, 2006 as Exhibit 1.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form
8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form
8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on June 26, 2006 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2008, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.5	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.6	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.7	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005, previously filed with the Commission on March 29, 2005 as Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A, which is incorporated herein by reference.

10.3	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.4	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as adopted on June 21, 2006, previously filed with the Commission on June 16, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.7	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8	Amendment to 1998 Director Plan as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.10	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006, previously filed with the Commission on August 3, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted December 1, 2005, previously filed with the Commission on December 2, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16	Employment Agreement with Jean-Jacques Bienaimé, dated May 11, 2005, previously filed with the Commission on May 12, 2005, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17	Amendment No. 1 to Employment Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on December 13, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.18	Amendment No. 2 to Employment Agreement dated May 10, 2006, between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaime, previously filed with the Commission on May 9, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.19	Severance Agreement and Release of All Claims dated August 23, 2005 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 23, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23	Supply Agreement dated July 30, 2004, by and among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd., previously filed with the Commission on March 16, 2005 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.26	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.27	Purchase Agreement dated July 14, 2005, by and among BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed with the Commission on July 14, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.28	Agreement dated May 27, 2005, between BioMarin Pharmaceutical Inc. and the Caduceus Group, previously filed with the Commission on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.29	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder, previously filed with the Commission on March 16, 2005 as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30	CRO Services Agreement dated September 15, 2004 between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005, previously filed with the Commission on March 16, 2005 as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.31	License Agreement dated March 15, 2006 between BioMarin Pharmaceutical Inc. and Alliant Pharmaceuticals, Inc., previously filed with the Commission on May 4, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.32	Purchase and Sale Agreement and Joint Escrow Instructions dated January 24, 2006 between BioMarin Pharmaceutical Inc. and Wirrulla Novato LLC, previously filed with the Commission on May 4, 2006 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated here by this reference.

10.33	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated February 23, 2006 between BioMarin Pharmaceutical Inc. and Wirrulla Novato LLC previously filed with the Commission on May 4, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated here by this reference.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm for BioMarin/Genzyme LLC.

24.1	Power of Attorney (Included in Signature Page), previously filed with the Commission on February 28, 2007 as Exhibit 24.1 to the Company’s Annual Report on Form 10-K, which is hereby incorporated by reference.

25.1	Form T-One Statement of Eligibility under the Trust Indenture Act of 1939, previously filed with the Commission on March 20, 2006 as Exhibit 25.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, previously filed with the Commission on February 28, 2007 as Exhibit 99.1 to the Company’s Annual Report on Form 10-K, which is hereby incorporated by reference.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 16, 2007	By:	/S/ JEFFREY H. COOPER
Jeffrey H. Cooper Chief Financial Officer

EXHIBIT INDEX

1.1	Notes Purchase Agreement dated March 23, 2006, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch, previously filed with the Commission on March 23, 2006 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

1.2	Equity Purchase Agreement dated March 23, 2006, between BioMarin Pharmaceutical Inc. and the Equity Underwriters, previously filed with the Commission on March 23, 2006 as Exhibit 1.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on June 26, 2006 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-A, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	3.50% Convertible Subordinated Note due 2008, in the principal amount of $125,000,000, dated June 23, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.4	Registration Rights Agreement dated June 23, 2003 by and among UBS Securities LLC and CIBC World Markets Corp., as Initial Purchasers, and BioMarin Pharmaceutical Inc., previously filed with the Commission on August 12, 2003 as Exhibit 4.3 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.5	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.6	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.7	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005, previously filed with the Commission on March 29, 2005 as Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A, which is incorporated herein by reference.

10.3	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.4	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as adopted on June 21, 2006, previously filed with the Commission on June 16, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.7	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8	Amendment to 1998 Director Plan as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.10	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006, previously filed with the Commission on August 3, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted December 1, 2005, previously filed with the Commission on December 2, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.13	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated May 29, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.14	Employment Agreement with Emil Kakkis, M.D., Ph.D., dated June 30, 1998, as amended, previously filed with the Commission on May 4, 1999 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.15	Employment Agreement with Robert Baffi dated April 20, 2000, previously filed with the Commission on March 20, 2001 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.16	Employment Agreement with Jean-Jacques Bienaimé, dated May 11, 2005, previously filed with the Commission on May 12, 2005, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17	Amendment No. 1 to Employment Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on December 13, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.18	Amendment No. 2 to Employment Agreement dated May 10, 2006, between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaime, previously filed with the Commission on May 9, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.19	Severance Agreement and Release of All Claims dated August 23, 2005 between BioMarin Pharmaceutical Inc. and Louis Drapeau, previously filed with the Commission on August 23, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.22	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23	Supply Agreement dated July 30, 2004, by and among BioMarin Pharmaceutical Inc., Daiichi Suntory Pharma Co., Ltd. and Shiratori Pharmaceutical Co., Ltd., previously filed with the Commission on March 16, 2005 as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	Collaboration Agreement with Genzyme Corporation dated September 4, 1998, previously filed with the Commission on July 21, 1999 as Exhibit 10.24 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.26	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.27	Purchase Agreement dated July 14, 2005, by and among BioMarin Pharmaceutical Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed with the Commission on July 14, 2005 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.28	Agreement dated May 27, 2005, between BioMarin Pharmaceutical Inc. and the Caduceus Group, previously filed with the Commission on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.29	Convertible Promissory Note dated January 12, 2005, executed by BioMarin Pharmaceutical Inc. in favor of Medicis Pharmaceutical Corporation as Holder, previously filed with the Commission on March 16, 2005 as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.30	CRO Services Agreement dated September 15, 2004 between BioMarin Pharmaceutical Inc. and Kendle International Inc. as amended by the First Amendment to the CRO Services Agreement dated February 10, 2005, previously filed with the Commission on March 16, 2005 as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.31	License Agreement dated March 15, 2006 between BioMarin Pharmaceutical Inc. and Alliant Pharmaceuticals, Inc., previously filed with the Commission on May 4, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.32	Purchase and Sale Agreement and Joint Escrow Instructions dated January 24, 2006 between BioMarin Pharmaceutical Inc. and Wirrulla Novato LLC, previously filed with the Commission on May 4, 2006 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated here by this reference.

10.33	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated February 23, 2006 between BioMarin Pharmaceutical Inc. and Wirrulla Novato LLC previously filed with the Commission on May 4, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated here by this reference.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm for BioMarin/Genzyme LLC.

24.1	Power of Attorney (Included in Signature Page), previously filed with the Commission on February 28, 2007 as Exhibit 24.1 to the Company’s Annual Report on Form 10-K, which is hereby incorporated by reference.

25.1	Form T-One Statement of Eligibility under the Trust Indenture Act of 1939, previously filed with the Commission on March 20, 2006 as Exhibit 25.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, previously filed with the Commission on February 28, 2007 as Exhibit 99.1 to the Company’s Annual Report on Form 10-K, which is hereby incorporated by reference.

*	Filed herewith.