Form 10-Q
period 2007-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2007-08-09
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,958,161 shares common stock, par value $0.001, outstanding as of July 31, 2007.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2006 (1)	June 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,162	$205,010
Short-term investments	199,685	382,700
Accounts receivable, net	14,670	15,900
Advances to BioMarin/Genzyme LLC	1,596	1,302
Inventory	25,075	30,714
Other current assets	4,036	5,306

Total current assets	334,224	640,932
Investment in BioMarin/Genzyme LLC	31,457	33,269
Property, plant and equipment, net	55,466	58,780
Acquired intangible assets, net	11,655	9,470
Goodwill	21,262	21,262
Restricted cash	1,731	3,103
Other assets	7,641	14,823

Total assets	$463,436	$781,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,166	$30,604
Current portion of acquisition obligation, net of discount	6,787	6,785
Current portion of deferred revenue	7,092	7,154

Total current liabilities	46,045	44,543
Convertible debt	223,940	497,375
Long-term portion of acquisition obligation, net of discount	68,548	67,332
Deferred revenue, net of current portion	5,023	1,509
Other long-term liabilities	2,078	3,278

Total liabilities	345,634	614,037

Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 and 250,000,000 shares authorized at December 31, 2006 and June 30, 2007, respectively; 91,725,528 and 95,901,593 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	92	96
Additional paid-in capital	709,359	772,294
Accumulated other comprehensive loss	(25)	(7)
Accumulated deficit	(591,624)	(604,781)

Total stockholders’ equity	117,802	167,602

Total liabilities and stockholders’ equity	$463,436	$781,639

(1)	December 31, 2006 balances were derived from the audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended, June 30, 2006 and 2007

(In thousands, except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Net product sales	$9,657	$20,941	$18,636	$39,276
Collaborative agreement revenues	4,435	3,505	8,949	7,652
Royalty and license revenues	9,358	4,438	9,677	4,795

Total revenues	23,450	28,884	37,262	51,723

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	789	4,557	2,512	8,674
Research and development	15,779	19,186	28,058	37,345
Selling, general and administrative	11,871	17,649	22,767	33,935
Amortization of acquired intangible assets	1,093	1,093	1,466	2,185

Total operating expenses	29,532	42,485	54,803	82,139

Loss from operations	(6,082)	(13,601)	(17,541)	(30,416)
Equity in the income of BioMarin/Genzyme LLC	4,745	6,550	8,545	12,713
Interest income	4,034	6,907	4,736	10,601
Interest expense	(4,022)	(3,720)	(6,846)	(6,055)

Net loss	$(1,325)	$(3,864)	$(11,106)	$(13,157)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.14)	$(0.14)

Weighted average common shares outstanding, basic and diluted	85,341	95,796	80,181	95,180

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2007

(In thousands, unaudited)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities
Net loss	$(11,106)	$(13,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,311	6,349
Amortization of discount on short-term investments	(60)	(5,370)
Imputed interest on acquisition obligation	2,367	2,282
Loss on disposals of property and equipment	—	9
Equity in the income of BioMarin/Genzyme LLC	(8,545)	(12,713)
Stock based compensation	4,512	8,506
Changes in operating assets and liabilities:
Accounts receivable	(5,086)	(1,231)
Advances to BioMarin/Genzyme LLC	145	294
Inventory	(13,349)	(5,639)
Other current assets	532	(1,268)
Other assets	(806)	(1,096)
Accounts payable and accrued liabilities	2,331	(1,539)
Other liabilities	(352)	1,199
Deferred revenue	(3,706)	(3,452)

Net cash used in operating activities	(26,812)	(26,826)

Cash flows from investing activities
Purchase of property, plant and equipment	(18,957)	(6,828)
Sale of short-term investments	9,700	242,906
Purchase of short-term investments	(19,875)	(420,536)
Distributions from BioMarin/Genzyme LLC	12,000	10,900
Net settlement of foreign currency forward contracts	—	(126)

Net cash used in investing activities	(17,132)	(173,684)

Cash flows from financing activities
Proceeds from ESPP and exercise of stock options	5,578	3,516
Decrease in cash balances related to long-term debt	17,049	—
Repayment of equipment and facility loans	(20,909)	—
Repayment of acquisition obligation	(4,200)	(3,500)
Proceeds from public offering of common stock, net	127,398	—
Proceeds from convertible debt offering, net	166,934	316,340

Net cash provided by financing activities	291,850	316,356

Effect of foreign currency translation on cash	(8)	2

Net increase in cash	247,898	115,848
Cash and cash equivalents:
Beginning of period	38,092	89,162

End of period	$285,990	$205,010

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin®) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin received marketing approval for Naglazyme® (galsulfase) in the U.S. in May 2005, and in the E.U. in January 2006. Aldurazyme® (laronidase) has been approved in the U.S and E.U. and is marketed by its joint venture partner, Genzyme Corporation (Genzyme). In May 2004, BioMarin acquired the Ascent Pediatrics business, for which the North American rights were sublicensed to Alliant Pharmaceuticals, Inc., which was recently acquired by Sciele Pharma, Inc. (Sciele), by BioMarin in March 2006. The May 2004 transaction included the exclusive marketing and development rights to Orapred® (prednisolone sodium phosphate oral solution). See Note 4 for further discussion of the sublicense in 2006. The Company is incorporated in the state of Delaware.

Through June 30, 2007, the Company had accumulated losses of approximately $604.8 million. Management believes that the Company’s cash, cash equivalents and short-term investments at June 30, 2007 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or invest in new technologies or other business development activities, the Company may need additional capital. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance net future cash needs primarily through its current cash, cash equivalents and short-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. In April 2007, the Company raised approximately $316.3 million in net proceeds from a public offering of senior subordinated convertible debt due in 2017. The proceeds are intended to fund future business development transactions and for general corporate purposes.

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Regulatory approval for Naglazyme was received in May 2005, and costs related to the manufacturing of Naglazyme prior to this date were expensed as research and development expenses. The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for Naglazyme prior to regulatory approval were not capitalized as inventory. When regulatory approval was obtained in May 2005, the Company began capitalizing Naglazyme inventory at the lower of cost or fair market value. As of June 30, 2007, Naglazyme inventory includes a small amount of pre-approval manufactured finished goods, which have an insignificant cost basis. The majority of the previously expensed inventory has been sold or used in clinical trials as of June 30, 2007. Stock-based compensation of $0.6 million and $1.0 million was capitalized into Naglazyme inventory in three and six months ended June 30, 2007, respectively, compared to $0.3 million and $0.7 million of stock-based compensation being capitalized into Naglazyme inventory in the three and six months ended June 30, 2006, respectively. See Note 7 for further information on inventory balances as of December 31, 2006 and June 30, 2007.

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

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, SFAS No. 142 requires that the Company assess whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. As of June 30, 2007, the Company has only one reporting unit. The Company performs an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. No triggering events were identified during the first or second quarter of 2007. The Company determines the fair value of its reporting units using a combination of discounted cash flow models, quoted market prices when available and independent appraisals.

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

The Company’s revenues consist of Naglazyme product sales, Orapred product sales through March 2006, revenues from its collaborative agreement with Merck Serono and revenues from its sublicense agreement with Sciele for North American Orapred rights (see Note 4). All Aldurazyme sales are reported by BioMarin/Genzyme LLC and are included in the results of the joint venture (see Note 6).

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns of Naglazyme is required, including market exclusivity of the product based on its orphan drug status, the patient population, the customers’ limited return rights and the Company’s joint venture’s experience of returns for Aldurazyme, which is a similar product. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its Naglazyme customers to make required payments. As of June 30, 2007, the Company has experienced no bad debts and had no allowance for doubtful accounts.

Orapred product sales—The Company does not expect to report Orapred product sales in future periods because of the sublicense of North American rights to the product to Sciele in March 2006. The Company recognized revenue from Orapred product sales when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss passed to the customer, the price to the buyer was fixed or determinable and collection from the customer was reasonably assured. Orapred product sales transactions were evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

The Company established and maintained rebate reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves were generally based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. During the first six months of 2006, the Company reduced its Orapred rebate reserves by $1.3 million, which increased net revenues by $1.1 million for rebates related to product sold by the Company and decreased operating expenses by $0.2 million for rebates related to product sold by the previous seller of Orapred. The reduction was due to the sublicense of North American Orapred rights to Sciele, which reduced the Company’s liability for certain rebates. No significant adjustments were made in the first or second quarter of 2007.

Provisions for sales discounts and estimates for chargebacks and product returns were established as a reduction of product sales at the time such revenues were recognized. These revenue reductions were established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known and forecasted changes in the factors that impact such reserves. These revenue reductions were generally reflected either as a direct reduction to gross sales and accounts receivable through an allowance or as an addition to accrued expenses. The Company generally permits product returns only if the product is damaged or if it is returned near or after expiration. During the second quarter and first six months of 2006, the Company adjusted estimates of return liabilities based upon updated forecasts of retail demand. This adjustment resulted in additional charges of $1.1 million, which were recorded as an offset to revenue of $0.8 million for returns of product sold by the Company and $0.3 million of additional expense for returns of product sold by the previous owner.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2006 and June 30, 2007, the Company’s allowance for doubtful accounts was insignificant.

Collaborative agreement revenues—Collaborative agreement revenues from Merck Serono include both license revenue and contract research revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as collaborative agreement license revenue over the estimated period for which the Company continues to have a performance obligation. There is no cost of sales associated with the amortization of the up-front license fee received from Merck Serono. Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represents Merck Serono’s share of Kuvan™ (sapropterin dihydrochloride) development costs under the agreement, which are recorded as research and development expenses. Allowable costs during the development period must have been included in the pre-approved annual budget in order to be subject to reimbursement, or must be separately approved by both parties.

Collaborative agreement revenues during the three and six months ended June 30, 2007 include $1.8 million and $3.6 million, respectively, of the up-front license fee received from Merck Serono recognized as revenue and $1.7 million and $4.1 million of reimbursable Kuvan development costs incurred during the three and six months ended June 30, 2007, respectively. Collaborative agreement revenues during the three and six months ended June 30, 2006 include $1.9 million and $3.8 million, respectively, of the up-front license fee received from Merck Serono recognized as revenue and $2.5 million and $5.1 million of reimbursable Kuvan development costs incurred during the three and six months ended June 30, 2006, respectively.

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

The up-front license fee of $2.5 million received from Sciele in March 2006 was deferred and was recognized as revenue on a straight-line basis over approximately 5 months, which represented the best estimate of the time from inception of the agreement until commercial launch of Orapred ODT in August 2006, at which point the Company’s performance obligations ended. Royalty and license revenues include royalty revenues from Orapred product sold by the sublicensee of $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and was $42,000 and $0.1 million for the three and six months ended June 30, 2006, respectively. Royalty and license revenue during the three and six months ended June 30, 2006 also includes $1.7 million and $1.9 million of the up-front license fee received from Sciele that was recognized as revenue, respectively. There are no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

The Company also recognized $4.0 million in milestone revenue during the second quarter of 2007 as a result of the one-year anniversary of FDA approval for the marketing application of Orapred ODT, and recognized $7.5 million in the second quarter of 2006 related to the initial FDA approval, which was received in June 2006. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

(f) Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. In instances where the Company enters into agreements with third parties for research and development activities, costs are generally expensed upon the earlier of when non-refundable amounts are due or as services are performed, unless there is an alternative future use of the funds in other research and development projects. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the vendors that perform the activities.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

Potentially dilutive securities include (in thousands):

	June 30,
	2006	2007
Options to purchase common stock	8,645	12,187
Common stock issuable under convertible debt	19,103	26,361
Portion of acquisition payable in common stock at the option of the Company	598	479
Restricted share units	—	114
Potentially issuable common stock for ESPP purchases	457	330

Total	28,803	39,471

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

The Company has transactions denominated in foreign currencies and, as a result, is exposed to changes in foreign currency

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

(j) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose the fair value of financial instruments for assets and liabilities for which it is practicable to estimate that value.

The carrying amounts of all cash equivalents and forward exchange contracts approximate fair value based upon quoted market prices. The fair value of trade accounts receivables, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

(k) Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss was approximately $3.9 million and $13.1 million for the three and six months ended June 30, 2007, respectively, and included $2,000 of other comprehensive loss and $18,000 of other comprehensive income during the periods, respectively. Comprehensive loss was approximately $1.4 million and $11.1 million for the three and six months ended June 30, 2006, respectively, and included $34,000 and $33,000 of other comprehensive loss during the periods, respectively. Other comprehensive income/loss includes unrealized gains and losses on short-term investments designated as available for sale and foreign currency translation adjustments, of which each were individually insignificant for the periods presented. There were no tax effects related to any components of other comprehensive income during the three or six months ended June 30, 2006 and 2007.

Comprehensive loss was approximately $187.8 million, $73.9 million, $28.5 million for the years ended December 31, 2004, 2005 and 2006, respectively, and included $0.3 million of other comprehensive loss, $0.3 million of other comprehensive income and $9,000 of other comprehensive loss, respectively. Other comprehensive income/loss includes unrealized gains and losses on short-term investments designated as available for sale and foreign currency translation adjustments. There were no tax effects related to any components of other comprehensive income/loss during the years ended December 31, 2004, 2005 and 2006.

(l) Restricted Cash

Restricted cash of $1.7 million and $3.1 million as of December 31, 2006 and June 30, 2007, respectively, includes $0.9 million and $2.0 million related to cash received for royalties pursuant to the Orapred sublicense agreement, respectively, which are restricted until August 2009, upon the stock purchase of Ascent Pediatrics from Medicis (see Note 4). Restricted cash also includes investments of $0.8 million and $1.1 million held by the Company’s Nonqualified Deferred Compensation Plan as of December 31, 2006 and June 30, 2007, respectively (see Note 13).

(m) Other Significant Accounting Policies

For all other significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(n) Recent Accounting Pronouncements

In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, which provides guidance for prepayments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. Management does not expect the adoption of EITF No. 07-3 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits. There was no effect on the Company’s consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. As of January 1, 2007 and June 30, 2007, there was no accrued interest and penalties for unrecognized tax benefits. For the second quarter of 2007, there was no interest or penalties included as a component of tax expense for unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in their relevant U.S. federal, various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

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

Additionally, approximately $1.7 million was reclassified from Other Assets to Restricted Cash on the consolidated balance sheet as of December 31, 2006. Certain other items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

(3) STOCK-BASED COMPENSATION

Effective January 1, 2006, BioMarin began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share Based Payment”, as interpreted by SAB No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. BioMarin adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) quarterly amortization related to all restricted stock and stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, the Company records expense related to shares issued under its employee stock purchase plan over the offering period.

The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. Prior to adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were required to be reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the six months ended June 30, 2007, no net excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R and determined the amount to be insignificant. Pursuant to the income tax provisions

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

included in SFAS 123R, the Company has elected the long method of computing its hypothetical APIC pool. The Company is in the process of computing the hypothetical excess tax benefits in additional paid-in capital as of the date of adoption of SFAS No. 123R. This analysis is not expected to result in a material change to BioMarin’s financial statements.

Stock-based compensation expense for the three months ended June 30, 2007 totaled $4.3 million, of which $2.6 million was included in selling, general and administrative expense, $1.6 million was included in research and development expense and $0.1 million of stock-based compensation was included in cost of goods sold. Stock-based compensation expense for the three months ended June 30, 2006 totaled $2.1 million, of which $1.2 million was included in selling, general and administrative expense, $0.9 million was included in research and development expense and $0 was included in cost of goods sold. Stock-based compensation of $0.3 million and $0.6 million was capitalized into Naglazyme inventory for the three months ended June 30, 2006 and 2007, respectively, and will be recognized as cost of goods sold when the related product is sold.

Stock-based compensation expense for the six months ended June 30, 2007 totaled $7.8 million, of which $4.6 million was included in selling, general and administrative expense, $2.9 million was included in research and development expense and $0.3 million of stock-based compensation was included in cost of goods sold. Stock-based compensation expense for the six months ended June 30, 2006 totaled $3.8 million, of which, $2.0 million was included in selling, general and administrative expense, $1.8 million was included in research and development expense and $0 was included in cost of goods sold. Stock-based compensation of $0.7 million and $1.0 million was capitalized into Naglazyme inventory for the six months ended June 30, 2006 and 2007, respectively, and will be recognized as cost of goods sold when the related product is sold.

Share Incentive Plan

BioMarin’s 2006 Share Incentive Plan, which was approved in June 2006 and replaces the Company’s previous stock option plans, provides for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date, as well as other forms of equity compensation. As of June 30, 2007, awards issued under the 2006 Share Incentive Plan include both stock options and restricted stock units. Stock option awards generally vest over a four-year period on a cliff basis six months after the grant date and then monthly thereafter. The term of the outstanding options is generally ten years. Options assumed under past business acquisitions generally vest over periods ranging from immediately upon grant to five years from the original grant date and have terms ranging from two to ten years. Restricted stock units granted to employees generally vest in a straight-line, annually over a four-year period after the grant date. Restricted stock units granted to directors generally vest in full one year after the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2007. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of BioMarin stock and the implied volatility of traded options on the Company’s stock for fiscal periods in which there is sufficient trading volume in options on the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that BioMarin has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Valuation Assumptions	2006	2007	2006	2007
Expected volatility	53.81%	49.25%	53.81-57.87%	48.28-49.25%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 years	5.4 years	4.9-5.0 years	5.2-5.4 years
Risk-free interest rate	5.1%	5.1%	4.4-5.1%	4.7-5.1%

The Company recorded $3.5 million and $6.8 million of compensation expense related to current period vesting of stock options for the three and six months ended June 30, 2007, respectively, recognized in accordance with SFAS No. 123R, and recorded $2.0 million and $3.6 million of compensation expense related to stock options for the three and six months ended June 30, 2006. As of June 30, 2007, there was $50.9 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.2 years.

A summary of stock option activity under all plans, including plans that were suspended upon adoption of the 2006 Share Incentive Plan, for the six months ended June 30, 2007 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance as of December 31, 2006	10,374,194	$11.75
Granted	2,411,475	$17.35	$8.79
Exercised	(359,939)	$7.29			$3,722
Expired and Forfeited	(238,560)	$14.35

Balance as of June 30, 2007	12,187,170	$12.93		7.9	$62,068

Options expected to vest as of June 30, 2007	5,693,301	$14.74		9.2	$18,267
Exercisable as of June 30, 2007	5,168,801	$10.48		6.2	$39,549

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the end of the period. There were 11,735,377 options that were in-the-money at June 30, 2007. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.

An initial option is granted to each new outside member of BioMarin’s Board of Directors to purchase 30,000 shares of common stock at the fair value on the date of the grant. Until January 2007, on each anniversary date of becoming a director, each outside member was granted options to purchase 30,000 shares of common stock at the fair market value on such date. Effective June 7, 2007, on the date of each annual meeting of stockholders, other than newly elected directors, each outside director is granted options for the purchase of 15,000 shares of common stock and 2,500 restricted stock units. The options vest over one year and have a term of ten years. The restricted stock units vest on the anniversary of the date of grant.

As of June 30, 2007, the options outstanding consisted of the following:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.50 to 7.00	1,898,385	6.5	$5.95	1,327,012	$5.86
7.01 to 10.50	2,036,538	6.4	8.68	1,616,820	8.64
10.51 to 14.00	2,897,361	7.7	12.22	1,348,346	12.25
14.01 to 17.50	2,881,721	9.5	16.86	319,788	15.73
17.51 to 21.00	2,263,165	9.3	17.69	346,835	18.00
21.01 to 24.50	210,000	2.9	22.00	210,000	22.00

	12,187,170			5,168,801

A summary of non-vested restricted stock unit activity under the plan for the six months ended June 30, 2007 is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2006	—	$—
Granted	114,125	17.33
Vested	—	—
Forfeited	—	—

Non-vested units as of June 30, 2007	114,125	$17.33

The Company recorded $36,000 of compensation expense related to restricted stock units for both the three and six months ended June 30, 2007, recognized in accordance with SFAS No. 123R. There were no restricted stock unit grants prior to the second quarter of 2007 and therefore no compensation expense was recognized related to restricted stock units in prior periods. As of June 30, 2007, there was $1.8 million of total unrecognized compensation cost related to unvested restricted stock units. These costs are expected to be recognized over a weighted average period of 3.6 years.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

At June 30, 2007, an aggregate of approximately 12.1 million unissued shares were authorized for future issuance under the Company’s stock plans, which include shares issuable under the Company’s 2006 Share Incentive Plan and the Company’s Employee Stock Purchase Plan. Awards under the 2006 Share Incentive Plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan. Awards that expire or are cancelled under the Company’s suspended 1997 Stock Plan or 1998 Director Option Plan may not be reissued.

Employee Stock Purchase Plan

Under BioMarin’s Employee Stock Purchase Plan, which was approved on June 21, 2006 and replaces the Company’s previous plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or each purchase date of the offering period. Each offering period will span up to two (2) years. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The Employee Stock Purchase Plan has been treated as a compensatory plan. The Company recorded compensation expense of $0.6 million and $0.7 million related to the Employee Stock Purchase Plan in the three and six months ended June 30, 2007, and recorded $0.1 million and $0.2 million of compensation expense in the three and six months ended June 30, 2006. In the second quarter of 2007, the Company corrected the estimated number of shares to be purchased under the Employee Stock Purchase Plan, which increased stock-based compensation expense by $0.3 million. The Company determined that the impact of the adjustment was not material to prior periods or to the second quarter of 2007.

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

	Three and Six Months Ended June 30,
Employee Stock Purchase Plan	2006	2007
Expected volatility	44% to 55%	44% to 54%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	3.9 to 4.9%	4.3% to 5.2%

(4) SUBLICENSE OF NORTH AMERICAN ORAPRED RIGHTS

In March 2006, the Company entered into a license agreement with Sciele for the continued sale and commercialization of Orapred and other Orapred formulations then under development, including Orapred ODT. Through the agreement, Sciele acquired exclusive rights to market these products in North America, and BioMarin retained exclusive rights to market these products outside of North America. BioMarin and Sciele are individually responsible for the costs of commercializing the products within their respective territories. The third party will also pay BioMarin royalties on its net sales of these products. BioMarin will also transfer the North American intellectual property to Sciele in August 2009, following the purchase of the stock of Ascent Pediatrics from Medicis.

Pursuant to the agreement, Sciele paid BioMarin $2.5 million as consideration for executing the agreement, and agreed to make additional milestone payments of $15.5 million based on the approval and successful commercial launch of Orapred ODT, of which $11.5 million were received during 2006. An additional milestone of $4.0 million was received in June 2007 related to the one-year anniversary of FDA approval of Orapred ODT. During the three and six months ended June 30, 2007, the Company recognized $0.4 million and $0.8 million, respectively, in royalty revenues from Orapred products sold by the sublicense, and recognized $42,000 and $0.1 million in royalty revenues during the three and six months ended June 30, 2006, respectively.

(5) ACQUIRED INTANGIBLE ASSETS AND GOODWILL

(a) Acquired Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 and consist of the Orapred product technology as of June 30, 2007. The gross and net carrying value of the Orapred product technology as of June 30, 2007 were as follows (in thousands):

Gross value	$20,437
Accumulated amortization	(10,967)

Net carrying value	$9,470

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Upon execution of the sublicense of the North American rights of Orapred in March 2006, which was determined to be a triggering event according to SFAS No. 144, the Company performed an impairment test and determined that no impairment of intangible assets existed as of March 31, 2006. No triggering events were identified during the first six months of 2007.

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

As of June 30, 2007
Remainder of 2007	$2,185
2008	4,371
2009	2,914

Total	$9,470

Amortization expense for the three and six months ended June 30, 2007 was $1.1 million and $2.2 million, respectively, and was $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2006.

(b) Goodwill

Goodwill as of June 30, 2007 relates to the Ascent Pediatrics transaction completed during May 2004. The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million. Using the reporting unit basis required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed an impairment test during March 2006, upon execution of the sublicense of North American rights, which was determined to be a triggering event according to SFAS No. 142. The Company determined that no impairment of goodwill existed as of March 2006. Following the sublicense of North American rights of Orapred in March 2006, the Company has concluded it only has one reporting unit. Whether or not goodwill will be impaired in the future is dependent upon the future estimated fair value of the Company. No triggering events were identified during the first or second quarter of 2007.

(6) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the three and six months ended June 30, 2006 and 2007, are presented in the table below (in thousands). Equity in the Income of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s income. The joint venture’s results and summarized assets and liabilities as presented below give effect to the difference in inventory cost basis between the Company and the joint venture. The difference in basis primarily represents the difference in inventory capitalization policies between the joint venture and the Company. The Company began capitalizing Aldurazyme inventory costs in May 2003 after regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory costs in January 2002 when inventory production for commercial sale began. The difference in inventory capitalization policies resulted in greater operating expense recognized by the Company prior to regulatory approval compared to the joint venture. Correspondingly, this results in less cost of goods sold recognized by the Company when the previously expensed product is sold by the joint venture and less operating expenses when this previously expensed product is used in clinical trials. The difference will be eliminated when all of the product produced prior to obtaining regulatory approval has been sold or used in clinical trials. The majority of the difference has been eliminated as of June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net product sales	$23,530	$29,126	$44,862	$55,948
Cost of goods sold	5,384	6,582	11,007	12,884

Gross profit	18,146	22,544	33,855	43,064
Operating expenses	8,799	9,586	17,066	17,952

Income from operations	9,347	12,958	16,789	25,112
Other income	143	142	301	313

Net income	$9,490	$13,100	$17,090	$25,425

Equity in the income of BioMarin/Genzyme LLC	$4,745	$6,550	$8,545	$12,713

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

At June 30, 2007, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2006	June 30, 2007
Assets	$71,192	$75,116
Liabilities	(8,278)	(8,577)

Net equity	$62,914	$66,539

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$31,457	$33,269

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale. Refer to Note 6(a) above for discussion of the difference in inventory cost basis between the Company and BioMarin/Genzyme LLC.

(7) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2006 and June 30, 2007, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Accounts payable	$2,285	$754
Accrued accounts payable	13,901	12,583
Accrued vacation	2,109	2,564
Accrued compensation	6,302	5,517
Accrued interest and taxes	1,305	2,335
Accrued Naglazyme royalties	819	1,045
Other accrued expenses	996	1,102
Accrued rebates	819	1,311
Acquired rebates and returns reserve	906	666
Returns reserves	2,633	2,537
Current portion of deferred rent	91	190

	$32,166	$30,604

As of December 31, 2006 and June 30, 2007, other long-term liabilities consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Long-term portion of deferred rent	$1,234	$2,134
Deferred compensation liability	844	1,144

Total other long-term liabilities	$2,078	$3,278

As of December 31, 2006 and June 30, 2007, inventory consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Naglazyme raw materials	$2,747	$2,972
Naglazyme work in process	13,305	11,991
Naglazyme finished goods	9,023	15,751

Total inventory	$25,075	$30,714

As of December 31, 2006 and June 30, 2007, short-term investments consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Corporate securities	$27,212	$78,479
Commercial paper	157,563	300,230
U.S. Government agencies	14,910	3,991

Total short-term investments	$199,685	$382,700

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and June 30, 2007, consisted of (in thousands):

Category	December 31, 2006	June 30, 2007	Estimated Useful Lives
Leasehold improvements	$24,733	$25,030	Shorter of life of asset or lease term
Building and improvements	22,604	26,741	20 years
Manufacturing and laboratory equipment	16,045	17,131	5 years
Computer hardware and software	6,484	7,967	3 years
Office furniture and equipment	3,617	3,872	5 years
Land	4,259	4,259
Construction-in-progress	4,777	4,420

	$82,519	$89,420
Less: Accumulated depreciation	(27,053)	(30,640)

Total property, plant and equipment, net	$55,466	$58,780

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Depreciation for the three and six months ended June 30, 2007 was $1.9 million and $3.6 million, respectively, of which $0.4 and $0.8 million was capitalized into inventory, respectively. Depreciation for the three and six months ended June 30, 2006 was $1.6 million and $3.5 million, respectively, of which $0.5 and $1.2 million was capitalized into inventory, respectively.

(9) CONVERTIBLE DEBT

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

In connection with the placement of the April 2007 debt, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million of amortization expense during both the three and six months ended June 30, 2007.

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

In connection with the placement of the 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2007, respectively. Amortization expense was $0.2 million for both the three and six months ended June 30, 2006.

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

Interest expense for the three and six months ended June 30, 2007 was $3.7 million and $6.1 million, respectively, and included $1.1 million and $2.3 million in imputed interest expense, respectively. Interest expense for the three and six months ended June 30, 2006 was $4.0 million and $6.8 million, respectively, and included $1.2 million and $2.4 million in imputed interest expense, respectively. Interest paid for the three and six months ended June 30, 2007 was $0 and $2.2 million, respectively, and was $2.2 million for both the three and six months ended June 30, 2006. Capitalized interest related to the Company’s fixed asset purchases during the three and six months ended June 30, 2006 and 2007 was insignificant.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency forward contracts, which have a maturity of less than one year. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

At June 30, 2007, the Company had net outstanding foreign exchange forward contracts to sell $13.4 million of foreign currencies, comprised of sell contracts of $8.6 million of equivalent Euros and $4.8 million of equivalent British Pounds, both of which have a term of less than 3 months.

None of the Company’s forward exchange contracts are designated as hedges under SFAS No. 133. As a result, the fair value changes of all contracts are reported in earnings as foreign exchange gain or loss. For both the three and six months ended June 30, 2007, foreign exchange gain of approximately $0.1 million has been included in the Company’s consolidated statement of operations with respect to the Company’s forward exchange contracts. The Company did not utilize any foreign currency forward contracts during the three and six months ended June 30, 2006.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

The following significant non-cash transactions took place in the periods presented (in thousands):

	Six Months Ended June 30,
	2006	2007
Conversion of 3.5% convertible debt due 2008	$—	$51,440
Deferred offering costs reclassified to additional paid in capital as a result of the conversion of the remaining debt due 2008	—	512
Change in accrued payables related to fixed asset additions	(60)	103
Stock-based compensation capitalized into inventory	662	969

(12) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. Trade accounts receivable as of June 30, 2007 related to net product sales of Naglazyme. A significant portion of net product sales are made to a limited number of financially viable specialty pharmacies and distributors. The Company’s largest customer is its authorized European distributor and accounted for 44% and 60% of the Company’s total net product sales of Naglazyme for the six months ended June 30, 2006 and 2007, respectively. For the three and six months ended June 30, 2007, net product sales of Naglazyme were $4.7 million and $8.9 million from customers based in the U.S., respectively, and $16.2 million and $30.4 million from customers based outside of the U.S., respectively. For the three and six months ended June 30, 2006, net product sales of Naglazyme were $3.9 million and $7.0 million from customers based in the U.S., respectively, and $6.4 million and $10.3 million from customers based outside of the U.S., respectively.

The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at June 30, 2007.

(13) DEFERRED COMPENSATION PLAN

In December 2005, the Company adopted the BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees, including management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, and members of the Board the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. The recorded cost of any investments will approximate fair value. Investments of $0.8 million and $1.1 million and the related deferred compensation liability of $0.8 million and $1.1 million were recorded as of December 31, 2006 and June 30, 2007, respectively. The change in market value was a gain of $0.1 million for both the three and six months ended June 30, 2007, and was insignificant for the three and six months ended June 30, 2006.

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

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Form 10-Q to reflect later events or circumstances, or to reflect the occurrence of unanticipated events.

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

Naglazyme was granted marketing approval in the U.S. in May 2005 and in the E.U. in January 2006. We market Naglazyme in the U.S. and E.U. using our own sales force and commercial organization. We have launched the product in the major markets of the E.U. and are continuing launch efforts on a country-by-country basis in the other E.U. countries. Additionally, we are receiving revenue from named patient sales of Naglazyme in other countries. We initiated commercial operations in Brazil during 2006 and are currently evaluating commercialization options in other countries, including the use of local distributors of Naglazyme. Naglazyme net product sales for the second quarter and first six months of 2006 totaled $10.3 million and $17.3 million, respectively, and increased to $20.9 million and $39.3 million for the second quarter and first six months of 2007, respectively.

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

We have developed Aldurazyme through a 50/50 joint venture with Genzyme Corporation. We are responsible for product development, manufacturing and U.S. regulatory submissions. Genzyme is responsible for sales, marketing, distribution, obtaining reimbursement for Aldurazyme worldwide and international regulatory submissions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—BioMarin/Genzyme LLC” for discussion of the financial results of Aldurazyme. Aldurazyme net revenue recorded by our joint venture for the second quarter and first six months of 2007 increased to $29.1 million and $55.9 million, respectively, from $23.5 million and $44.9 million for the second quarter and first six months of 2006, respectively.

In May 2004, we completed the transaction to acquire the Orapred product line from Ascent Pediatrics, a wholly owned subsidiary of Medicis. In March 2006, we entered into an agreement with Alliant Pharmaceuticals, Inc., which was recently acquired by Sciele Pharma Inc. (Sciele), for the continued sale and commercialization of the Orapred product line. Through the sublicense agreement, Sciele acquired exclusive rights to market these products in North America. Sciele is responsible for the costs of commercializing the products in North America. In June 2006, the FDA granted marketing approval for Orapred ODT (prednisolone sodium phosphate orally disintegrating tablets), the first orally disintegrating tablet form of prednisolone available in the United States.

In May 2005, we entered into an agreement with Merck Serono for the further development and commercialization of Kuvan and Phenylase for PKU and 6R-BH4 (BH4), the active ingredient in Kuvan, for other diseases such as cardiovascular indications including those associated with endothelial dysfunction. Through the agreement, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S. and Japan, and we retained exclusive rights to market these products in the U.S. Merck Serono and we will generally share equally all development costs following successful completion of Phase 2 clinical trials for each product candidate in each indication. Merck Serono and we are individually responsible for the costs of commercializing the products within our respective territories. Merck Serono will also pay us royalties on its net sales of these products and milestone payments for the successful completion of certain development and approval milestones.

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

In March 2006, we announced positive results from the Phase 3 clinical trial, which was a six-week, multi-center international, double-blind placebo-controlled study of Kuvan. On December 18, 2006, we announced positive results from the Phase 3 extension study, and on January 16, 2007, we announced positive results from the Phase 3 diet study. We have received orphan drug designation for Kuvan for the treatment of PKU in both the U.S. and E.U. If Kuvan is the first approved drug for PKU, it will have seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. In January 2006, the FDA designated Kuvan as a fast track product for the treatment of PKU. In May 2007, we filed the New Drug Application (NDA) for Kuvan with the FDA. On July 25, 2007 we announced that the FDA granted priority review status to the NDA for Kuvan. Under the Prescription Drug User Fee Act (PDUFA), the FDA is expected to take action on the application by November 25, 2007.

We are also developing BH4 for the treatment of other indications, including sickle cell disease and indications associated with endothelial dysfunction. Endothelial dysfunction has been associated with many cardiovascular diseases, such as peripheral arterial disease. Endothelial dysfunction is a condition characterized by the inability of the endothelium (the single cell layer lining of the blood vessels) to respond to physiological changes correctly. In preclinical and investigator-sponsored studies, administration of BH4 has improved vascular endothelial function in animal models and in patients with diabetes and other cardiovascular diseases. BH4 is a naturally occurring enzyme cofactor required for the production of nitric oxide, a molecule that is key to the regulation of dilation and constriction of blood vessels. Data from preclinical and clinical trials suggest that treatment with BH4 is generally safe and well tolerated.

In January 2007, we announced the initiation of a Phase 2 clinical trial of 6R-BH4 for peripheral arterial disease, which is a 24-week, multi-center, double-blind, placebo-controlled study. We expect results from the Phase 2 clinical trial in the second half of 2008, depending on trial enrollment rates. We plan to initiate several additional preclinical and clinical studies of BH4 for other indications, including those related to endothelial dysfunction, in 2007.

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

Key components of our results of operations for the six months ended June 30, 2006 and 2007, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Total net product sales	$9,657	$20,941	$18,636	$39,276
Research and development expense	15,779	19,186	28,058	37,345
Selling, general and administrative expense	11,871	17,649	22,767	33,935
Net loss	(1,325)	(3,864)	(11,106)	(13,157)
Stock-based compensation expense	2,116	4,254	3,836	7,818

Our cash, cash equivalents and short-term investments totaled $587.7 million as of June 30, 2007 compared to $288.8 million as of December 31, 2006.

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

Impairment of Long-Lived Assets

Our long-lived assets primarily include our investment in BioMarin/Genzyme LLC, property, plant and equipment, the acquired Orapred intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill and our investment in BioMarin/Genzyme LLC, is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. If the carrying amount of the asset is not recoverable, an impairment loss is recorded for the amount that the carrying value of the asset exceeds its fair value. No significant impairments were recognized for the year ended December 31, 2006 or the six months ended June 30, 2007.

We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified only one reporting unit as per SFAS No. 142, “Goodwill and Other Intangible Assets”. The amount of our goodwill originated from the acquisition of the Orapred business in 2004. No triggering events occurred during the first six months of 2007 that required an impairment test. We also perform an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill by comparing the carrying value of the reporting unit to its fair value as determined by available market value, a discounted cash flow model or appraisals, unless facts and circumstances warrant a review of goodwill for impairment before that time.

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

We believe that our investment in the joint venture will be recovered because we project that the joint venture will maintain sustained positive earnings and cash flows in the future. The joint venture recorded net income of $13.1 million and $25.4 million during the second quarter and first six months of 2007, respectively. We and our joint venture partner maintain the ability and intent to fund the joint venture’s operations, if necessary.

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

As Naglazyme was approved for commercial sale in the U.S. during the second quarter of 2005, we have only approximately 21 months of historical experience with rebates and returns specific to Naglazyme. Until additional historical experience is obtained to serve as a reasonable basis for our estimates of rebates and returns, management will use, to the extent available, current estimated sales mix of which sales will be eligible for rebates, estimated rebate rates for state Medicaid programs and other government programs, as well as experience obtained through the commercialization of Aldurazyme by our joint venture with Genzyme, which is a similar product. Certain of our customers receive distributor fees based on sales volume. In accordance with EITF Issue No. 01-09, “Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor’s Products)”, these fees are presumed to be a reduction of the selling price of Naglazyme and, therefore, are presented as a reduction of revenue on our consolidated statements of operations. The nature and amount of our current estimates of the applicable revenue dilution item that are currently applied to aggregate world-wide gross sales of Naglazyme to derive net sales are described in the table below.

Revenue Dilution Item	Percentage of Gross Sales	Description

Rebates	2-3%	Rebates payable to state Medicaid, other government programs and certain managed care providers

Distributor fees	2-3%	Fees paid to authorized distributors

Cash discounts	0-2%	Discounts offered to customers for prompt payment of accounts receivable

Total	4-8%

We maintain a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of Naglazyme customers to make required payments. As of June 30, 2007, we had not experienced any bad debts and had no allowance for doubtful accounts. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

Orapred product sales—As a result of our sublicense of North American rights to Sciele in March 2006, we do not expect to record future net product sales related to the Orapred product line. Future revenue streams related to the Orapred product will be realized through recognition of royalty revenue for future sales of Orapred products by Sciele. Prior to the sublicense, we recognized revenue from Orapred product sales when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss had passed to the customer, the price to the buyer was fixed or determinable and collection from the customer was reasonably assured. Orapred product sales transactions were evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

We established and maintained reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold were recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves were based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. These factors included changes in the mix of prescriptions that were eligible for rebates, changes in the contract rebate rates and the lag time related to the processing of rebate claims by our customers and managed care organizations. The length of time between the period of prescriptions and the processing of the related rebates was consistent historically at between three and nine months, depending on the nature of the rebate. The length of time between the period of original sale by us and the processing of the related rebate is dependent upon both the length of time that the product is in the distribution channel and the lag time related to rebate processing by third parties. Additionally, we experienced longer than usual rebate processing lag times as a result of the transition of the product from Medicis after the acquisition and high levels of Orapred inventory held by wholesalers. In the first quarter of 2006, our liability for certain rebates was reduced due to the sublicense of North American rights for Orapred to Sciele. The decrease in estimated future rebates resulted in reserve reversals and an increase in net revenue of approximately $1.1 million, which was recorded in the first six months of 2006. No significant adjustments were made to these reserves in the first or second quarter of 2007. To the extent actual rebates differ from our estimates, additional reserves may be required or reserves may need to be reversed.

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

Our estimates for future product returns are primarily based on the actual return history for the product and estimates of future demand related to estimated wholesaler inventory levels. Although we are unable to quantify wholesaler inventory levels of Orapred with any certainty, to the extent necessary based on the expiration date and our estimates of quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analyses. Our internal analyses utilize information such as historical sales to wholesalers, product shelf-life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which are provided by a third-party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors. Based on our updated forecasts of retail demand during the second quarter of 2006, we adjusted our estimates of the return liabilities, which resulted in a decrease to net revenue of approximately $0.8 million for the second quarter and first six months of 2006. As additional information is obtained regarding retail demand, additional reserves may be required or reserves may need to be reversed.

As discussed above and prior to the sublicense of the North American rights to Orapred to Sciele in March 2006, our estimates of revenue dilution items were based primarily on the historical experience for the product, as adjusted to reflect known and forecasted changes in the factors that could impact the revenue dilutions. The nature and amount of our estimates of the applicable effective rates for revenue dilution items that were applied to gross sales of Orapred to derive net sales are described in the table below. There were no additional material revenue dilution items other than those disclosed below.

Revenue Dilution Item	Estimated Rate	Description

Sales Returns	3-4%	Provision for returns of product sales, mostly due to product expiration

Rebates	8-9%	Rebates offered to managed care organizations and state Medicaid programs

Cash Discounts	2%	Discounts offered to customers for prompt payment of accounts receivable

Total	13-15%

We periodically evaluated the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we made judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. The Orapred product had not experienced significant credit losses. We had no allowance for doubtful accounts as of June 30, 2007.

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

Nonrefundable reimbursements received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represented Merck Serono’s share of Kuvan development costs under the agreement, which are recorded as research and development expenses. Allowable costs during the development period must have been included in the pre-approved annual budget in order to be subject to reimbursement, or must be separately approved by both parties.

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

We deferred the up-front license fee of $2.5 million received from Sciele for the North American Orapred rights in March 2006, and recognized it as revenue on a straight-line basis over a period of approximately 5 months, which represented the estimated time from inception of the agreement until commercial launch of Orapred ODT, at which point our performance obligations ended. There are no cost of sales associated with the royalties and license revenues recorded during the period and we do not expect to incur related cost of sales in future periods. The commercial launch of Orapred ODT by our sublicensee occurred in August 2006.

As a result of the FDA approval for the marketing application for Orapred ODT in June 2006 and the commercial launch of Orapred ODT in August 2006, we received milestone payments of $7.5 million and $4.0 million, respectively. We also received a milestone payment of $4.0 million in June 2007 for the one-year anniversary of FDA approval of Orapred ODT. Milestone payments are recognized in full when the related milestone performance goal is achieved and we have no future performance obligations related to that payment.

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

Regulatory approval for Naglazyme was received in May 2005, and costs related to the manufacturing of Naglazyme prior to this date were expensed as research and development expenses. We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained; as such, the related manufacturing costs for Naglazyme, prior to regulatory approval, were not capitalized as inventory. When regulatory approval was obtained in May 2005, we began capitalizing inventory at the lower of cost or fair value. As of June 30, 2007, Naglazyme inventory includes a small amount of pre-approval manufactured finished goods, which have an insignificant cost basis. The majority of the previously expensed inventory has been sold or used in clinical trials as of June 30, 2007. Stock-based compensation of $0.6 million and $1.0 million was capitalized into Naglazyme inventory for the three and six months ended June 30, 2007, respectively, as was $0.3 million and $0.7 million for the three and six months ended June 30, 2006.

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

BioMarin Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2007 was $3.9 million and $13.2 million, respectively, as compared to $1.3 million and $11.1 million for the three and six months ended June 30, 2006, respectively. Net loss for the three and six months ended June 30, 2007 increased primarily as a result of the following (in millions):

	Three Months Ended June 30	Six Months Ended June 30
Net loss for the period ended 2006	$(1.3)	$(11.1)
Increased Naglazyme gross profit	7.0	15.4
Decreased Orapred license and milestone revenue	(5.2)	(5.4)
Increased Phenylase development costs	(3.0)	(4.8)
Decreased net Orapred operating expenses	2.6	1.7
Increased 6R-BH4 development costs for other indications, including endothelial dysfunction	(2.0)	(5.2)
Increased Naglazyme sales and marketing expenses	(1.9)	(4.5)
Decreased development costs for other programs	1.7	1.8
Increased Kuvan commercial preparation costs	(1.1)	(2.1)
Increased profits from BioMarin/Genzyme LLC	1.8	4.2
Increased stock-based compensation expense	(2.1)	(4.0)
Increased interest income	2.9	5.9
Net increase in corporate overhead and other	(3.3)	(5.1)

Net loss for the period ended 2007	$(3.9)	$(13.2)

The increase in Naglazyme gross profit during the second quarter of 2007 as compared to the second quarter of 2006 is primarily the result of increased Naglazyme sales, primarily in the U.S. and E.U. and is the result of additional patients initiating therapy. The increase in corporate overhead and other includes increases in facilities costs and salaries and benefits due to corporate expansion and increased research and development expense related to various other preclinical programs. See below for additional information related to the primary net loss fluctuations presented above.

Net Product Sales and Gross Profit

Net product sales increased $11.2 million to $20.9 million in the second quarter of 2007 from $9.7 million in the second quarter of 2006. Net product sales in the second quarter of 2007 included net product sales of Naglazyme. Net product sales in the second quarter of 2006 of $9.7 million included $10.3 million of net product sales of Naglazyme, offset by net Orapred product returns expense of $0.6 million. We expect net product sales of Naglazyme to increase in future periods, primarily due to additional patients initiating therapy.

Net product sales increased $20.7 million to $39.3 million in the first six months of 2007 from $18.6 million in the first six months of 2006. Net product sales in the first six months of 2007 of $39.3 million included net product sales of Naglazyme. Net product sales in the first six months of 2006 of $18.6 million included $17.3 million of net product sales of Naglazyme and $1.3 million of net product sales of Orapred.

We received marketing approval for Naglazyme in the U.S. in May 2005 and began shipping product in June 2005. In January 2006, we received marketing approval for Naglazyme in the E.U. Net product sales for Naglazyme in the second quarter and first six months of 2007 were $20.9 million and $39.3 million, respectively, of which $16.2 million and $30.4 million, respectively, was from customers based outside of the U.S. The impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. in the second quarter and first six months of 2007 as compared to foreign currency exchange rates during the second quarter and first six months of 2006 was an increase to net product sales of approximately $0.9 million and $2.0 million, respectively. Gross profit for the second quarter and first six months of 2007 was approximately $16.4 million and $30.6 million, representing gross margins of approximately 79% and 78%, respectively. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, some of the product sold in the second quarter of 2007 had an insignificant cost basis and therefore lower cost of goods sold was reported. The majority of inventory with an insignificant cost basis has been sold or used in clinical trials as of June 30, 2007.

Net product sales for Naglazyme for the second quarter and first six months of 2006 were $10.3 million and $17.3 million, respectively, of which $6.4 million and $10.3 million was from customers based outside of the U.S., respectively. The impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. was insignificant for the second quarter and first six months of 2006. Gross profit for the second quarter and first six months of 2006, was approximately $9.5 million and $15.6 million, respectively, representing gross margins of approximately 92% and 90%, respectively. Cost of sales in the first six months of 2006 includes $0.5 million related to inventory write-offs, which were recognized in the first quarter of 2006. Excluding the inventory write-offs, gross margins for the first six months of 2006 would have been approximately 93%. A significant portion of the product sold in the second quarter and first six months of 2006 had an insignificant cost basis and therefore lower cost of goods sold was reported, which contributed to the higher gross margins during the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2007.

Commencing with our acquisition of the Ascent Pediatrics business in May 2004 and continuing through the sublicense in March 2006, our net product sales include sales of Orapred. During the second quarter of 2006, we recognized net product returns of $0.6 million primarily as a result of additional returns reserves recorded during the period. For the first six months of 2006, we recognized net product sales of $1.3 million for the Orapred product line, including $1.1 million of rebate reserve reversals recorded during the first six months of 2006 and $0.8 million of net product returns recorded during the second quarter of 2006, as we continue to be responsible for returns of product sold prior to the sublicense. Net product sales of Orapred were insignificant during both the second quarter and first six months of 2007, and were only related to adjustments in reserves for previous sales of the Orapred product.

In March 2006, we sublicensed rights to sell and distribute Orapred in North America for up-front and milestone payments of $18.0 million and royalties on future sales of all Orapred products, including Orapred ODT. As a result of the sublicense, we do not expect to record future net product sales related to the Orapred product line. Future revenue streams related to the Orapred product will include royalty revenues for future sales of Orapred product by the sublicensee, which are discussed below.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Merck Serono, which was executed in May 2005. License revenues are related to amortization of the $25.0 million up-front license payment received from Merck Serono and contract research revenues are related to shared development costs that are incurred by us, of which approximately 50% is reimbursed by Merck Serono. As development spending of Kuvan and 6R-BH4 for other indications program increases or decreases, contract research revenues will also change proportionately following the completion of Phase 2 clinical trials for each indication. The related costs are included in research and development expenses.

Collaborative agreement revenues in the second quarter and first six months of 2007 were $3.5 million and $7.7 million, respectively, and includes the amortization of $1.8 million and $3.6 million, respectively, of the up-front license fee received from Merck Serono and recognized as revenue during the period, and $1.7 million and $4.1 million, respectively, of reimbursable Kuvan development costs incurred during the period. Collaborative agreement revenues of $4.4 million and $8.9 million for the second quarter and first six months of 2006, respectively, includes the amortization of $1.9 million and $3.8 million of the up-front license fee received from Serono and recognized as revenue during the period, respectively, and $2.5 million and $5.1 million of reimbursable Kuvan development costs incurred during the period, respectively.

Royalty and License Revenues

Royalty and license revenues for the second quarter and first six months of 2007 include a $4.0 million milestone payment related to the one-year anniversary of FDA approval of the marketing application for Orapred ODT. Royalty and license revenues for the second quarter and first six months of 2006 include a $7.5 million milestone payment related to FDA approval of the marketing application for Orapred ODT, which was received in June 2006. Royalty and license revenues also include royalty revenues from Orapred product sold by the sublicensee of $0.4 million and $0.8 million in the second quarter and first six months of 2007, respectively. Royalty and license revenues also include royalty revenues from Orapred product sold by the sublicensee of $42,000 and $0.1 million in the second quarter and first six months of 2006, respectively. Royalty and license revenues for the second quarter and first six months of 2006 also include $1.7 million and $1.9 million related to the amortization of the $2.5 million up-front license fee received from the sublicensee, respectively.

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

Research and development expenses increased to $19.2 million and $37.3 million for the three and six months ended June 30, 2007, respectively, from $15.8 million and $28.1 million for the three and six months ended June 30, 2006, respectively. The components of the increase between the three and six months ended June 30, 2006 and 2007 primarily include the following (in millions):

	Three Months Ended June 30	Six Months Ended June 30
Research and development expense for the period ended 2006	$15.8	$28.1
Increased Phenylase development costs	3.0	4.8
Increased 6R-BH4 development costs for other indications, including endothelial dysfunction	2.0	5.2
Absence of milestone payment for approval of Orapred ODT	(1.6)	(1.6)
Decreased Kuvan clinical trial and manufacturing costs	(1.2)	(0.8)
Decreased Naglazyme development expenses	(0.5)	(1.0)
Increased stock-based compensation expense	0.6	1.1
Increased research and development on other programs	1.1	1.5

Research and development expense for the period ended 2007	$19.2	$37.3

The increase in 6R-BH4 development costs is related to increases for pre-clinical studies of 6R-BH4 in other indications including endothelial dysfunction and costs related to planning and conducting Phase 2 clinical trials in peripheral arterial disease and sickle cell disease. The increase in Phenylase development costs is related to increases for pre-clinical studies and manufacturing costs. The decrease in Naglazyme development costs is primarily due to decreased clinical trial and manufacturing expenses, after marketing approval was received in May 2005. However, we expect to continue incurring significant Naglazyme research and development costs for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments. The increase in research and development on other programs primarily includes increases in facilities costs and research and development personnel. We expect research and development expense to increase in future periods, primarily as a result of spending on our 6R-BH4 program for other indications and on our Phenylase program.

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

Selling, general and administrative expenses increased to $17.6 million and $33.9 million for the three and six months ended June 30, 2007, respectively, from $11.9 million and $22.8 million for the three and six months ended June 30, 2006, respectively. The components of the increase between the three and six months ended June 30, 2006 and 2007 primarily include the following (in millions):

	Three Months Ended June 30	Six Months Ended June 30
Selling, general and administrative expense for the period ended 2006	$11.9	$22.8
Increased Naglazyme sales and marketing expenses	1.9	4.5
Increased stock-based compensation expense	1.4	2.6
Increased Kuvan commercial preparation costs	1.1	2.1
Decreased Orapred sales and marketing expenses	(0.2)	(0.1)
Net increase in corporate overhead and other administrative costs	1.5	2.0

Selling, general and administrative expense for the period ended 2007	$17.6	$33.9

We initiated commercial operations in the E.U. and Brazil during 2006 and incurred related costs during the second quarter of 2007 primarily related to the commercialization of Naglazyme. We expect additional costs to be incurred in future periods as a result. The increase in stock-based compensation expense is the result of an increased number of options outstanding and a higher average stock price on the related grant date. The increase in corporate overhead and other administrative costs is primarily related to increases in administrative support. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme and preparation for the potential commercial launch of Kuvan.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over approximately 3.5 years and the amortization expense for the second quarter and first six months of 2007 was $1.1 million and $2.2 million, respectively, compared to $1.1 million and $1.5 million for the second quarter and first six months of 2006, respectively. The increase in amortization expense is due to the change in expected useful life as the amortization period was revised from 15 years to 3.5 years following the sublicense of North American rights to Orapred in March 2006. Following our expected purchase of the common stock of Ascent Pediatrics from Medicis in August 2009, the underlying intellectual property will be transferred to Sciele. We expect that the recurring annual amortization expense associated with the intangible assets will be approximately $4.4 million through the end of the expected useful life in August 2009.

Equity in the Income of BioMarin/Genzyme LLC

Equity in the income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s income for the period. Equity in the income of BioMarin/Genzyme LLC was $6.6 million and $12.7 million in the second quarter and first six months of 2007, respectively, compared to $4.7 million and $8.5 million in the second quarter and first six months of 2006. The increase in profit from BioMarin/Genzyme LLC in the second quarter and first six months of 2007 was principally due to increases in Aldurazyme net revenue, which totaled $29.1 million and $55.9 million in the second quarter and first six months of 2007, respectively, compared to $23.5 million and $44.9 million in the second quarter and first six months of 2006, respectively. We expect our equity in the income of BioMarin/Genzyme LLC to increase in future periods, as net revenues for Aldurazyme continue to increase.

Our equity in the income of the BioMarin/Genzyme LLC is presented as non-operating income in the consolidated statements of operations. During the first quarter of 2007, we determined that the significance of the joint venture’s operations had decreased on a relative basis compared to our other activities and that presenting the equity in the income of the joint venture as a non-operating income item was now more representative of the Company’s operations as a whole. Changes to the proportionate significance of the operating nature of the joint venture to our total operations include the continued world-wide commercialization of Naglazyme, the planned commercial launch of Kuvan pending FDA approval, and the increasing activites related to our ongoing research and development programs. Prior periods have also been reclassified to conform to the current presentation.

See the “BioMarin/Genzyme LLC Results of Operations” section below for further discussion of the joint venture’s results of operations.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $6.9 million and $10.6 million in the second quarter and first six months of 2007, respectively, from $4.0 million and $4.7 million in the second quarter and first six months of 2006, respectively, primarily due to increased levels of cash and short-term investments during the second quarter and first six months of 2007.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense was $3.7 million and $6.1 million in the second quarter and first six months of 2007, respectively, as compared to $4.0 million and $6.8 million in the second quarter and first six months of 2006, respectively, representing a decrease of $0.3 million and $0.7 million, respectively. The decrease in the second quarter and first six months of 2007 is primarily due to the conversion of $125.0 million of 3.5% Senior Subordinated Convertible Notes due 2008 that were converted into approximately 8.9 million shares of common stock in late 2006 and early 2007, which was partially offset by the April 2007 convertible debt issuance of approximately $324.9 million of 1.875% Senior Subordinated Convertible Notes due 2017.

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

In April 2007, we sold approximately $324.9 million of 1.875% Senior Subordinated Convertible Notes due 2017. As a result of the Company’s net increase in convertible debt balances, we expect interest expense to increase in future periods.

Imputed interest expense totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively, as compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2006, respectively.

BioMarin/Genzyme LLC Results of Operations

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002, when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us post-regulatory approval as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. The majority of the differences have been eliminated as of June 30, 2007. See Note 6(a) to the accompanying consolidated financial statements for further discussion of the difference in inventory cost basis between the joint venture and us.

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003 and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $29.1 million and $55.9 million of net revenue in the second quarter and first six months of 2007, respectively, and $23.5 million and $44.9 million in the second quarter and first six months of 2006, respectively. The increase in net revenue of $5.6 million and $11.0 million from the second quarter and first six months of 2006 to the second quarter and first six months of 2007, respectively, is primarily attributable to an increase in the number of patients initiating therapy.

Gross profit was $22.5 million and $43.1 million for the second quarter and first six months of 2007, as compared to $18.1 million and $33.9 million in the second quarter and first six months of 2006, respectively, representing an increase of $4.4 million and $9.2 million, respectively. Gross margins for both the second quarter and first six months of 2007 were approximately 77%, as compared to gross margins for the second quarter and first six months of 2006 of 77% and 76%, respectively. The increases in gross margin during the second quarter and first six months of 2007 compared to the second quarter of 2006 is attributable to improvements in manufacturing yields for Aldurazyme.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $9.6 million and $18.0 million for the second quarter and first six months of 2007, respectively, as compared to $8.8 million and $17.1 million for the second quarter and first six months of 2006, respectively. Operating expenses in the second quarter and first six months of 2007 included $6.5 million and $12.3 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme, respectively, and $3.0 million and $5.6 million of research and development costs, primarily long-term clinical trial and regulatory costs, respectively. Operating expenses in the second quarter and first six months of 2006 included $5.2 million and $10.0 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme, respectively, and $3.6 million and $7.1 million of research and development expenses, primarily long-term clinical trial and regulatory costs, respectively.

Changes in Financial Position

June 30, 2007 Compared to December 31, 2006

From December 31, 2006, to June 30, 2007 our inventory increased by approximately $5.6 million. The increase in inventory was attributable to the ongoing manufacturing campaign for Naglazyme. We expect that this campaign will be completed in the third quarter and the next campaign will start in 2008. Our other assets increased by approximately $8.5 million during that period, primarily as a result of the capitalization and deferral of offering costs related to the April 2007 convertible note issuance. Our net property, plant and equipment increased by approximately $3.3 million from December 31, 2006 to June 30, 2007, primarily as a result of increased purchases of capital equipment, primarily building improvements and equipment, partially offset by depreciation expense during the period. We expect net property, plant and equipment to continue to increase in future periods, due to several ongoing facility improvement projects.

Liquidity and Capital Resources

Cash and Cash Flow

As of June 30, 2007, our combined cash, cash equivalents and short-term investments totaled $587.7 million, an increase of $298.9 million from $288.8 million at December 31, 2006. During the first six months of 2007, we received $316.3 million of net proceeds from a public offering of convertible senior subordinated notes, distributions from the joint venture of $10.9 million and $4.0 million in milestone payments for the one-year anniversary of the FDA approval of Orapred ODT. During the first six months of 2006, we received $127.4 million of net proceeds from a public offering of common stock, $166.9 million of net proceeds from a public offering of convertible senior subordinated notes, distributions from the joint venture of $12.0 million, $7.5 million in milestone payments for the FDA approval of Orapred ODT and $2.5 million as consideration for execution of our sublicense of North American rights for Orapred.

The $298.9 million increase in cash, cash equivalents, short-term investments and restricted cash during the first six months of 2007 includes net proceeds from the public offering of convertible debt of $316.3 million. Excluding the net offering proceeds, the decrease in cash, cash equivalents, short-term investments, restricted cash and cash balances related to long-term debt during the first six months of 2007 was $17.4 million, which was $35.8 million less than the net decrease in cash, cash equivalents, short-term investments and restricted cash during the first six months of 2006 of $53.2 million, excluding net offering proceeds of $294.3 million. The primary items contributing to the increase in net cash outflow, excluding the net offering proceeds, in 2007 were as follows (in millions):

Decreased capital asset purchases	$12.1
Decreased proceeds from stock option exercises	(2.1)
Decreased license proceeds related to sublicense of North American Orapred rights	(6.0)
Absence of milestone payment for approval of Orapred ODT	1.6
Absence of net repayments of equipment and facility loans	20.9
Decreased cash flows from BioMarin/Genzyme LLC	(1.0)
Net decreased operating spend, including net payments for working capital	12.2
Other	(1.9)

Total decrease in net cash outflow excluding net offering proceeds	$35.8

The net decreased operating spend includes increases in cash receipts from net revenues partially offset by increases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in the “Results of Operations” section above. Decreases in net payments for working capital primarily include inventory build of $7.7 million, accounts receivable build of $3.9 million, partially offset by paydown of accounts payable and accrued liabilities of $3.6 million.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. As of June 30, 2007, we have not made any draws on the note. We do not anticipate that we will draw funds from this note at this time.

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

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the three and six months ended June 30, 2006 and 2007 and for the period since inception (March 1997) represent the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2006	2007	2006	2007
Naglazyme	$2.7	$2.1	$5.6	$4.5	$108.7
Kuvan	5.4	4.3	10.5	9.7	68.8
6R-BH4 for other indications, including endothelial dysfunction	1.9	3.9	2.5	7.3	19.7
Phenylase	1.2	4.2	2.2	7.0	14.0
Orapred	1.8	0.1	2.5	0.3	10.8
Not allocated to specific major current projects	2.8	4.6	4.8	8.5	133.0

Total	$15.8	$19.2	$28.1	$37.3	$355.0

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the reasons that we are unable to estimate such information, and in particular the following risk factors included in our Form 10-K “ —If we fail to maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell Naglazyme;

•	our joint venture partner’s ability to successfully market and sell Aldurazyme;

•	the progress, timing, scope and results of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•

any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

Borrowings and Contractual Obligations

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due 2013. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. There is a no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2013. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock. In April 2007, we sold approximately $324.9 million of senior subordinated convertible debt due April 2017. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. There is a no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of its common stock. Our $497.4 million of convertible debt will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayments of the debt.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $83.6 million through 2009, of which $3.5 million is payable during the remainder of 2007. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2007 is presented below (in thousands).

	Payments Due by Period
	Total	Remainder of 2007	2008	2009-2010	2011- 2012	2013 and Thereafter
Medicis obligations	$83,600	$3,500	$6,500	$73,600	$—	$—
Convertible debt and related interest	584,164	5,202	10,404	20,808	20,808	526,942
Operating leases	24,080	1,872	3,815	7,872	7,350	3,171
Research and development and purchase commitments	21,574	12,525	7,618	499	118	814

Total	$713,418	$23,099	$28,337	$102,779	$28,276	$530,927

We are also subject to contingent payments related to various development activities totaling approximately $31.4 million, which are due upon achievement of certain regulatory and licensing milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our market risks at June 30, 2007 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, on file with the Securities and Exchange Commission (SEC).

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

The risk factors previously disclosed in Part 1, Item 1A of our Form 10-K for fiscal year ended December 31, 2006 have remained substantially unchanged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 7, 2007, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until their successors are elected:

Director Elected	Vote For	Withheld
Jean-Jacques Bienaimé	80,213,837	43,400

Michael Grey	60,106,906	20,150,331

Elaine J. Heron, Ph.D.	80,216,228	41,009

Joseph Klein, III	80,034,169	223,068

Pierre Lapalme	80,215,148	42,089

V. Bryan Lawlis, Ph.D.	80,213,308	43,929

Alan J. Lewis, Ph.D.	80,216,128	41,109

Richard A. Meier	80,216,773	40,464

b)	The selection of KPMG LLP as independent registered public accounting firm for the year ending December 31, 2007 was ratified by a vote of 80,170,730 shares in favor; 81,309 shares against; and 5,198 abstained.

c)	The amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000 was approved by a vote of 66,817,869 shares in favor; 13,429,385 shares against; and 9,983 shares abstained.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1*	Employment Agreement by and between BioMarin Pharmaceutical Inc. and Mark Wood dated July 16, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 9, 2007	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

10.1*	Employment Agreement by and between BioMarin Pharmaceutical Inc. and Mark Wood dated July 16, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

*	Filed herewith