Form 10-K
period 2007-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2008-02-28
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of registrant issuer as specified in its charter)

Delaware	68-0397820
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

105 Digital Drive, Novato, California	94949
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (415) 506-6700

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Global Market
Preferred Share Purchase Rights	The Swiss Main Board

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 97,381,263 shares common stock, par value $0.001, outstanding as of February 19, 2008. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $1,720.5 million.

The documents incorporated by reference are as follows:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2008, are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

2007 FORM 10-K ANNUAL REPORT

Kuvan™ is our trademark. BioMarin® and Naglazyme® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Orapred® is a registered trademark and Orapred ODT™ is a trademark of Medicis Pediatrics, Inc., and both are used under license.

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

Item 1. Description of Business

Overview

BioMarin Pharmaceutical Inc. (BioMarin, the Company, we or our) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. Our product portfolio is comprised of three approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride) and Aldurazyme (laronidase).

We are conducting clinical trials on several investigational product candidates for the treatment of genetic diseases including: PEG-PAL, formerly referred to as Phenylase™ (phenylalanine ammonia lyase), an enzyme substitution therapy for the treatment of phenylketonurics who are not responsive to Kuvan. Effective December, 2007, we began referring to Phenylase as PEG-PAL. In the future, we will refer to the product by this new name. We are also developing BH4 for the treatment of multiple cardiovascular indications.

We are conducting preclinical development of several other enzyme product candidates for genetic and other diseases as well as an immune tolerance platform technology to overcome limitations associated with the delivery of some protein-based pharmaceuticals.

A summary of our various commercial products and development programs, including key metrics as of December 31, 2007, is provided below:

Program	Indication	Orphan Drug Designation	Stage	2007 Total Product Revenue (in millions)		2007 Research & Development Expense (in millions)
Naglazyme	MPS VI	Yes	Approved	$86.2		$8.8
Aldurazyme	MPS I	Yes	Approved	$123.7	(1)	N/A
Kuvan	PKU	Yes	Approved	$0.4		$19.9
6R-BH4	Cardiovascular Indications	Not yet determined	Clinical	N/A		$15.0
PEG-PAL	PKU	Yes	Clinical	N/A		$13.2

(1)	We developed Aldurazyme through a 50/50 joint venture with Genzyme Corporation (Genzyme) and BioMarin/Genzyme LLC (the LLC), and recognized our 50% share of the net income of BioMarin/Genzyme LLC as Equity in the Income of BioMarin/Genzyme LLC in our consolidated statements of operations through December 31, 2007. The revenue noted here is the total product revenue recognized by the joint venture. Effective January 1, 2008, we restructured our relationship with Genzyme, as discussed in “Recent Developments”, below.

Recent Developments

BioMarin/Genzyme Joint Venture Reorganization

On January 3, 2008, we announced the restructuring of our relationship with our joint venture partner, Genzyme, regarding the manufacturing, marketing and sale of Aldurazyme. Under the revised structure, the operational responsibilities for Genzyme and us will not significantly change. As part of this restructuring, we entered into a number of agreements with Genzyme and the LLC (the Restructuring Agreements). Effective January 1, 2008, we entered into a Manufacturing, Marketing and Sales Agreement with Genzyme and the LLC. Genzyme will continue to globally distribute, market and sell Aldurazyme, and is required to purchase its requirements exclusively from us. We will continue to manufacture Aldurazyme. The parties are subject to a non-competition restriction preventing both parties from participating in certain activities related to Aldurazyme and other pharmaceutical compositions of alpha-L-iduronidase (Collaboration Products) for alpha-L-iduronidase deficiencies outside of the Restructuring Agreements. Genzyme will record sales of Aldurazyme and is required to pay us, on a quarterly basis, a tiered royalty ranging from approximately 39.5% to 50% on worldwide net product sales.

Effective January 1, 2008, Genzyme, the LLC and we also amended and restated our Collaboration Agreement. The LLC will no longer engage in commercial activities related to Aldurazyme and will solely (1) hold the intellectual property relating to Aldurazyme and other Collaboration Products and license all such intellectual property on a royalty-free basis to us and Genzyme to allow us to exercise our rights and perform our obligations under the agreements related to the restructuring and (2) engage in research and development activities that are mutually selected and funded by Genzyme and us. Genzyme and we license rights related to Aldurazyme to the LLC, and the LLC sublicenses these rights to Genzyme and us such that each may perform our obligations under the Restructuring Agreements.

Pursuant to a Members Agreement entered into by Genzyme, the LLC and us related to the restructuring, in February 2008 the LLC distributed cash and inventory to us and cash, accounts receivable and certain other assets and liabilities to Genzyme, such that the fair value of the net assets distributed to us and to Genzyme was equivalent to both parties according to the terms of the restructuring. The value of the assets, including cash and inventory, that we received was $43.5 million.

Purchase of 300 Bel Marin Keys Facility

On January 3, 2008, we purchased our previously leased facility at 300 Bel Marin Keys Boulevard in Novato, California. The purchase price of the building was approximately $12.0 million, which was fully paid in cash. We use this 85,400 square foot facility for our technical operations group’s administrative offices and laboratories.

Re-acquisition of Rights to Kuvan in Canada

On December 18, 2007, we announced that we re-acquired the Canadian rights for tetrahydrobiopterin (BH4), including Kuvan, from Merck Serono, a division of Merck KGaA. The terms of the agreement specified a reduction in royalties owed to BioMarin on Merck Serono sales outside the United States and Japan. Based on the structure of the amended agreement, the reduction in royalties cannot exceed an undisclosed amount.

FDA Approval for Kuvan

On December 13, 2007, we announced that the U.S. Food and Drug Administration (FDA) granted marketing approval for Kuvan, an orally administered preparation for the treatment of phenylketonuria (PKU). Kuvan has received orphan drug designation from the FDA, conferring upon it seven years of market exclusivity in the United States, until 2014. We began shipping product to the distribution channel the day after the announcement of Kuvan approval, and immediately began promotion. Our list sales price for Kuvan is $0.29 per mg.

Collaboration with IGAN BioSciences on Development of Enzyme Therapy to Treat IGA Nephropathy

On December 3, 2007, we announced a collaboration with IGAN BioSciences (IGAN) to develop an IgA protease for treating IgA nephropathy or Berger’s disease, an orphan kidney disorder with few treatment alternatives. Twenty percent of adults with the disorder progress to end stage renal disease (ESRD). In the U.S., approximately 800 patients per year develop ESRD caused by IgA nephropathy out of the 40,000 patients affected by the disorder.

PEG-PAL FDA Filing

On November 27, 2007, we announced that we filed an investigational new drug application (IND) with the FDA for PEG-PAL for the treatment of PKU. We expect to initiate a clinical study of PEG-PAL in PKU patients in the first quarter of 2008.

MAA submitted to EMEA for European Marketing Authorization of Sapropterin for Hyperphenylalaninemia

On November 8, 2007, we announced that our partner Merck Serono submitted the Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA) for Kuvan as an oral treatment for patients suffering from significant hyperphenylalaninemia (HPA) due to PKU or BH4 deficiency. We received the $15.0 million milestone related to the filing from Merck Serono in December 2007.

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

Naglazyme was granted marketing approval in the U.S. in May 2005 and in the E.U. in January 2006. Naglazyme has been granted orphan drug status in the U.S. and the E.U., which confers seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS VI, expiring in 2012 and 2016, respectively. However, different drugs can be approved for the same condition and even the same active ingredient can be approved for the same condition if the new product has a better safety or efficacy profile than Naglazyme. We market Naglazyme in the U.S., E.U., Latin America and Turkey using our own sales force and commercial organization. Additionally, we use local distributors in several other countries to help us pursue registration and/or market Naglazyme on a named patient basis. Naglazyme net product sales for 2007 totaled $86.2 million, as compared to $46.5 million for 2006. Naglazyme net product sales for 2005 were $6.1 million.

Kuvan

Kuvan was granted marketing approval for the treatment of PKU in the U.S. in December 2007. We market Kuvan in the U.S. using our own sales force and commercial organization. Kuvan has been granted orphan drug status in the U.S., which provides for seven years of market exclusivity. Kuvan net product sales for the approximate two-week period after approval and launch in December 2007 were $0.4 million.

Kuvan is a proprietary synthetic oral form of 6R-BH4, a naturally occurring enzyme co-factor for phenylalanine hydroxylase (PAH) indicated for patients with PKU. Kuvan is the first drug for the treatment of PKU. PKU is an inherited metabolic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world. We believe that approximately 30-50% of those with PKU could benefit from treatment with Kuvan. PKU is caused by a deficiency of activity of an enzyme, PAH, which is required for the metabolism of phenylalanine (Phe). Phe is an essential amino acid found in all protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood resulting in a variety of serious neurological complications, including severe mental retardation and brain damage, mental illness, seizures and other cognitive problems.

In the U.S. and most developed countries, PKU is diagnosed at birth through a blood test. To manage the disease and maintain non-toxic blood Phe levels, people with PKU must adhere to a highly-restrictive diet comprised of foods that are low in Phe and supplemented with medical foods. Compliance with this diet is difficult for patients and usually only occurs through middle childhood, a critical period to ensure normal brain development. Recent data demonstrates that adolescent and adult PKU patients who no longer follow restricted diets suffer from a number of psychological and neurological symptoms. In October 2000, a Consensus Panel convened by the National Institutes of Health recommended that all people with PKU should adhere to this special diet throughout their lives. Kuvan is intended to provide PKU patients with a more convenient and effective way to manage their disease and maintain blood Phe levels at the recommended levels.

In May 2005, we entered into an agreement with Merck Serono for the further development and commercialization of Kuvan and PEG-PAL for PKU and 6R-BH4, the active ingredient in Kuvan, for other diseases such as cardiovascular indications including those associated with endothelial dysfunction. Through the agreement, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S. and Japan, and we retained exclusive rights to market these products in the U.S. On December 8, 2007, we announced that we re-acquired Canadian rights for BH4 from Merck Serono. We and Merck Serono will generally share equally all development costs following successful completion of Phase 2 clinical trials for each product candidate in each indication. In November 2007, Merck Serono submitted a MAA to the EMEA for sapropterin dihydrochloride as an oral treatment for patients suffering from HPA due to PKU or BH4 deficiency. Kuvan has received orphan drug designation in the E.U. We are entitled to receive a $30.0 million milestone payment from Merck Serono upon approval of Kuvan in the E.U. We recorded collaborative agreement revenue associated with Kuvan in the amounts of $28.3 million in 2007, $18.7 million in 2006, and $12.6 million in 2005.

Aldurazyme

Aldurazyme has been approved for marketing in the U.S., E.U. and other countries for patients with mucopolysaccharidosis I (MPS I), for which no other drug treatment currently exists. MPS I is a progressive and debilitating life-threatening genetic disease that is caused by the deficiency of alpha-L-iduronidase, a lysosomal enzyme normally required for the breakdown of GAGs. Patients with MPS I typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance.

Aldurazyme has been granted orphan drug status in the U.S. and the E.U., which gives Aldurazyme seven years of market exclusivity in the U.S. and 10 years of market exclusivity in the E.U. for the treatment of MPS I, expiring in 2010 and 2013, respectively. However, different drugs can be approved for the same condition and even the same active ingredient can be approved for the same condition if the new product has a better safety or efficacy profile than Aldurazyme. We developed Aldurazyme through a 50/50 joint venture with Genzyme Corporation. Prior to the restructuring of our collaboration with Genzyme, we were responsible for product development, manufacturing and U.S. regulatory submissions while Genzyme was responsible for sales, marketing, distribution, obtaining reimbursement for Aldurazyme worldwide and international regulatory submissions. After the restructuring of our relationship, as discussed in “Recent Developments,” above, the operational responsibilities for us and Genzyme have not significantly changed. Genzyme will continue to globally market and sell Aldurazyme and we will continue to manufacture Aldurazyme. As of January 1, 2008, instead of sharing all costs and profits equally through the 50/50 joint venture, Genzyme will record sales of Aldurazyme and will pay us a quarterly tiered royalty ranging from approximately 39.5 to 50 percent of worldwide net product sales. As a result of the restructuring of the joint venture, we expect to record product revenue related to the royalty as well as product revenue related to incremental product delivered to Genzyme to meet future product demand. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—BioMarin/Genzyme LLC” for discussion of the financial results of Aldurazyme. Aldurazyme net revenue recorded by our joint venture for 2007 totaled $123.7 million, compared to $96.3 million for 2006. Aldurazyme net revenue recorded by our joint venture for 2005 totaled $76.4 million.

Products in Clinical Development

PEG-PAL (formerly referred to as Phenylase) is an investigational enzyme substitution therapy. It is being developed as a subcutaneous injection and is intended for those who do not respond to Kuvan. In preclinical models, PEG-PAL produced a rapid, dose-dependent reduction in blood phenylalanine (Phe) levels, the same endpoint that was used in the Kuvan studies. We plan to conduct additional preclinical studies of PEG-PAL in 2008, and to initiate a Phase 1 open-label, single-dose, dose-escalation clinical trial of PEG-PAL for PKU in 2008, with clinical trial results expected in the first quarter of 2009, depending on trial enrollment rates.

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

In January 2007, we announced the initiation of a Phase 2 clinical trial of 6R-BH4 for peripheral arterial disease, which is a 24-week, multi-center, double-blind, placebo-controlled study. We expect results from the Phase 2 clinical trial in the fourth quarter of 2008, depending on trial enrollment rates. In May 2007, we announced the initiation of a Phase 2 clinical trial of 6R-BH4 for sickle cell disease, which is a 16-week, multi-center, open label, dose-escalation study. We expect results from the Phase 2 clinical trial in the second half of 2008. We plan to initiate several additional preclinical and clinical studies of BH4 for indications related to endothelial dysfunction in 2008.

Manufacturing

We manufacture Naglazyme and Aldurazyme, which are both recombinant enzymes, in our approved Good Manufacturing Practices (GMP) production facility located in Novato, California. Vialing and packaging are performed by contract manufacturers. We believe that we have ample operating capacity to support the commercial demand of both Naglazyme and Aldurazyme through at least the next five years.

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

Kuvan is manufactured on a contract basis. There are two approved manufacturers of the active pharmaceutical ingredient (API) for Kuvan. In general, we expect to continue to contract with outside service providers for certain manufacturing services, including final product vialing and packaging operations for our recombinant enzymes and API production and tableting for Kuvan. Third-party manufacturers’ facilities are subject to periodic inspections confirming compliance with applicable law and must be GMP certified. We believe that our current agreements with third party manufacturers provide for ample operating capacity to support the anticipated commercial demand for Kuvan. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies. Although we have never experienced a disruption in supply from our contract manufacturers, we cannot provide assurance that we will not experience a disruption in the future.

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

Sales and Marketing

We have established a commercial organization to support our product lines directly in the U.S., Europe, Latin America and Turkey. For other selected markets, we have signed agreements with other companies to act as distributors of Naglazyme. Most of these agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales. Additional markets are being assessed at this time and additional agreements may be signed in the future. We maintain a relatively small sales force in the U.S. that markets Naglazyme and Kuvan and in the E.U. that markets Naglazyme. We believe that the size of our sales force is appropriate to effectively reach our target audience in markets where Naglazyme and Kuvan are directly marketed. We utilize a third-party logistics company to store and distribute Naglazyme from its warehouse in the United Kingdom (U.K.) for customers in the E.U. and from a second warehouse in Tennessee for customers in the U.S. and other countries.

Pursuant to our prior joint venture agreement, Genzyme was responsible for sales, marketing, distribution, obtaining reimbursement worldwide and international regulatory submissions of Aldurazyme. Pursuant to the restructuring of our relationship with Genzyme, effective January 1, 2008, Genzyme has the exclusive right to distribute, market and sell Aldurazyme globally and is required to purchase its requirements exclusively from us. See “Recent Developments” for information regarding the restructuring of our relationship with Genzyme.

Customers

Our Naglazyme customers include a limited number of specialty pharmacies and end-users, such as hospitals, which act as retailers. We also sell Naglazyme to our authorized European distributor and to certain larger pharmaceutical wholesalers, which act as intermediaries between us and end-users and generally do not stock quantities of Naglazyme. During 2007, sales to our three largest customers accounted for the following portions of our Naglazyme net product sales and no other customer individually accounted for more than 5% of total net sales:

Healthcare at Home	56%
Uno Healthcare	7%
Med Supplies	5%

68%

Despite the significant concentration of customers, the demand for Naglazyme is driven primarily by patient therapy requirements and we are not dependent upon any individual distributor with respect to Naglazyme sales. Due to the pricing of Naglazyme and the limited number of patients, the specialty pharmacies and wholesalers generally carry a very limited inventory, resulting in sales of Naglazyme being closely tied to end-user demand. In the E.U., hospital customers are generally serviced by an authorized distributor, which is our primary customer in the E.U.

Our Kuvan customers include a limited number of specialty pharmacies which dispense to patients. Due to the pricing of Kuvan and the limited number of patients, the specialty pharmacies carry a limited inventory.

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

Kuvan and PEG-PAL

There are currently no other approved drugs for the treatment of PKU. PKU is commonly treated with a medical food diet that is highly-restrictive and unpalatable. We perceive medical foods as a complement to Kuvan and PEG-PAL and not a significant competitive threat. Dietary supplements of large neutral amino acids (LNAA) have also been used in the treatment of PKU. This treatment may be a competitive threat to Kuvan and

PEG-PAL. However, because LNAA is a dietary supplement, the FDA has not evaluated any claims of efficacy of LNAA.

With respect to Kuvan, we are aware of one other company that produces forms of 6R-BH4 (or BH4) for sale outside of Japan, and that BH4 has been used in certain instances for the treatment of PKU. We do not believe, but cannot know for certain, that this company is currently actively developing BH4 in sponsored trials as a drug product to treat PKU in the U.S. or E.U. Although a significant amount of specialized knowledge and resources would be required to develop and commercially produce BH4 as a drug product to treat PKU in the U.S. and E.U., this company may build or acquire the capability to do so. Additionally, we are aware that another company is developing an oral enzyme therapy to treat PKU; however we understand that the therapy is in an early stage of preclinical development.

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

The number of our issued patents now stands at approximately 258, including approximately 37 patents issued by the U.S. Patent and Trademark Office (USPTO). Furthermore, our portfolio of pending patent applications totals approximately 261 applications, including approximately 47 pending U.S. applications.

With respect to Naglazyme, we have a patent that covers our ultrapure N-acetylgalactosamine-4-sulfatase compositions of Naglazyme, methods of treating deficiencies of N-acetylgalactosamine-4-sulfatase, including MPS VI, and methods of producing and purifying such ultrapure N-acetylgalactosamine-4-sulfatase compositions. A second U.S. patent covers the use of any recombinant human N-acetylgalactosamine-4-sulfatase to treat MPS VI at approved doses.

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

We have five core patents related to Aldurazyme. These patents cover our ultra-pure alpha-L-iduronidase composition of Aldurazyme, methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase, a method of purifying such ultra-pure alpha-L-iduronidase and the use of compositions of ultra-pure biologically active fragments of alpha-L-iduronidase.

Transkaryotic Therapies Inc. (TKT), which was acquired by Shire PLC, has announced that three U.S. patents on alpha-L-iduronidase had been issued and that these patents had been exclusively licensed to TKT. We have examined such issued U.S. patents, the related U.S. and foreign applications and their file histories, the prior art and other information. Corresponding foreign applications were filed in Canada, Europe and Japan. The European application was rejected and abandoned and cannot be re-filed, but the Japanese application is still pending and is being prosecuted by the applicants. Claims in the related Canadian application have recently issued. We believe that such patents and patent applications may not survive a challenge to patent validity. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interest of our joint venture with Genzyme to market Aldurazyme with commercial diligence, in order to provide MPS I patients with the benefits of Aldurazyme.

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

The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time consuming.

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the U.S. Food and Drug Administration, or the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, good clinical practices or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee. In 2008 the application fee for NDAs requiring clinical data will be $1,178,000. Manufacturers and/or sponsors under an approved new drug application are also subject to annual product and establishment user fees. In 2008, product and establishment fees will be $65,030 and $392,700 per product and establishment, respectively. These fees are typically increased annually.

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter, an approvable letter or a not-approvable letter. Both approvable and not-approvable letters generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug.

Other Regulatory Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Fast Track Designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

In addition to other benefits such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority Review

Under the FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review.

Accelerated Approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Food and Drug Administration Amendments Act of 2007

On September 27, 2007, the Food and Drug Administration Amendments Act, or the FDAAA, was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA makes a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changes the FDA’s handling of postmarket drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy, or REMS.

The FDAAA also reauthorized the authority of the FDA to collect user fees to fund the FDA’s review activities and made certain changes to the user fee provisions to permit the use of user fee revenue to fund the FDA’s drug safety activities and the review of Direct-to-Consumer (“DTC”) advertisements.

The FDAAA also reauthorized and amended the Pediatric Research Equity Act, or PREA. The most significant changes to PREA are intended to improve FDA and applicant accountability for agreed upon pediatric assessments.

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

Regulation in the European Union

Drugs are also subject to extensive regulation outside of the United States. In the E.U., for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the E.U. (which includes most major countries in Europe). If this procedure is not used, approval in one country of the E.U. can be used to obtain approval in another country of the E.U. under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

A similar system for orphan drug designation exists in the E.U. Naglazyme, Aldurazyme and Kuvan received orphan medicinal product designation by the European Committee for Orphan Medicinal Products. Orphan drug designation does not shorten the regulatory review and approval process for an orphan drug, nor does it give that drug any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for 10 years in the E.U.

Employees

As of February 8, 2008, we had 525 full-time employees, 243 of whom are in operations, 130 of whom are in research and development, 81 of whom are in sales and marketing and 71 of whom are in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages.

Other Information

Our principal executive offices are located at 105 Digital Drive, Novato, California 94949 and our telephone number is (415) 506-6700. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at www.bmrn.com as soon as reasonably practicable after electronically filing such reports with the U.S. Securities and Exchange Commission (SEC). Such reports and other information may be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Additionally, these reports are available at the SEC’s website at http://www.sec.gov. Information contained in our website is not part of this or any other report that we file with or furnish to the SEC.

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

Since we began operations in March 1997, we have been engaged in very substantial research and development and have operated at a net loss for the entire time. Based on our current business plans, we expect to continue to operate at an annual net loss at least until 2008. Our future profitability depends on our marketing and selling of Naglazyme and Kuvan, the successful commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, and our spending on our development programs. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or discontinue operations.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell Naglazyme;

•	our ability to successfully market and sell Kuvan;

•	Genzyme’s ability to successfully commercialize Aldurazyme;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

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

We believe that our cash, cash equivalents and short-term investment securities at December 31, 2007 will be sufficient to meet our operating and capital requirements for the foreseeable future based on our current long-term business plans. These estimates are based on assumptions and estimates, which may prove to be wrong. We may need to raise additional funds from equity or debt securities, loans, or collaborative agreements if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

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

We must obtain regulatory approval before marketing or selling our drug products in the U.S. and in foreign jurisdictions. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. Naglazyme and Aldurazyme have received regulatory approval to be commercially marketed and sold in the U.S., E.U. and other countries. Kuvan has received regulatory approval to be commercially marketed and sold in the U.S. If we fail to obtain regulatory approval for our other product candidates, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

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

Before we can begin commercial manufacture of our products, we, or our contract manufacturer, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA, the State of California and foreign regulatory authorities, before and after product approval. Our manufacturing facilities have been inspected and licensed by the State of California for pharmaceutical manufacture and have been approved by the FDA, the EC and health agencies in other countries for the manufacture of Aldurazyme, and by the FDA and EC for the manufacture of Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of Naglayzme, Kuvan and Aldurazyme have also been inspected and approved by various regulatory authorities.

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third-party manufacturer of Naglazyme, Kuvan and Aldurazyme or our product candidates may be unable to comply with GMP regulations in a cost effective manner.

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

Although we have entered into contractual relationships with third-party manufacturers to produce the active ingredient in Kuvan, 6R-BH4, if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for that product or sell that product at all and we may lose potential revenue. We also rely on third parties for portions of the manufacture of Naglazyme and Aldurazyme. If those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue.

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

In order to produce product within our time and cost parameters, we must continue to produce product within our expected success rate and yield expectations. Because of the complexity of our manufacturing processes, it may be difficult or impossible for us to determine the cause of any particular lot failure and we must effectively take corrective action in response to any failure in a timely manner.

If we are unable to effectively address manufacturing issues, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

Our sole manufacturing facility for Naglazyme and Aldurazyme is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Naglazyme and Aldurazyme or our third-party manufacturer’s ability to manufacture Kuvan.

Our Galli Drive facility is our only manufacturing facility for Naglazyme and Aldurazyme. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, and the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, are also vulnerable to damage from other types of disasters, including fires, floods, power loss and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture Naglazyme and Aldurazyme, or to have Kuvan manufactured, could be seriously, or potentially completely impaired, and our Naglazyme, Kuvan and Aldurazyme commercialization efforts, revenue from the sale of Naglazyme, Kuvan and Aldurazyme could be seriously impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

Any interruption in the supply of finished products could hinder our ability to distribute finished products to meet commercial demand.

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

The course of treatment for patients using Naglazyme, Kuvan and Aldurazyme is expensive. We expect patients to need treatment throughout their lifetimes. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Naglazyme, Kuvan or Aldurazyme without reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

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

A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenue in these countries.

We make a significant portion of our international sales of Naglazyme through special access or “named patient” programs, which do not require full product approval. The specifics of the programs vary from country to country. Generally, special approval must be obtained for each patient. The approval normally requires an application or suit accompanied by evidence of medical need. Generally, the approvals for each patient must be renewed from time to time.

These programs are not well defined in some countries and are subject to changes in requirements and funding levels. Any change to these programs could adversely affect our ability to sell product in those countries and delay sales. If the programs are not funded by the respective government, there could be insufficient funds to pay for all patients.

Without the special access programs we would need to seek full product approval to commercially market and sell the products. This can be an expensive and time-consuming process. Because the number of patients is so small in some countries, it may not be economically feasible to seek and maintain a full product approval, and therefore the sales in such country would be permanently reduced or eliminated. For all of these reasons, if the special access programs that we are currently using are eliminated or restricted, our revenues could be adversely affected.

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

A significant portion of the sales of Aldurazyme and Naglazyme are generated from countries other than the United States. Additionally, we have operations in several European countries, Brazil and Turkey. We expect that we will continue to expand our foreign operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	changes in foreign regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	political and economic instability;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing foreign operations;

•	differing labor regulations and business practices; and

•	potentially negative consequences from changes in tax laws or if foreign jurisdictions successfully challenge our interpretation of local taxation.

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

The patent positions of biopharmaceutical products are complex and uncertain. The scope and extent of patent protection for some of our products and product candidates are particularly uncertain because key information on some of our product candidates has existed in the public domain for many years. The composition and genetic sequences of animal and/or human versions of Naglazyme, Aldurazyme, and many of our product candidates have been published and are believed to be in the public domain. The chemical structure of BH4 has also been published. Publication of this information may prevent us from obtaining composition-of-matter patents, which are generally believed to offer the strongest patent protection.

For enzymes or compounds with no prospect of broad composition-of-matter patents, other forms of patent protection or orphan drug status may provide us with a competitive advantage. As a result of these uncertainties, investors should not rely solely on patents as a means of protecting our products or product candidates, including Naglazyme, Kuvan, Aldurazyme or PEG-PAL.

We own or license patents and patent applications related to Naglazyme, Kuvan, Aldurazyme and certain of our product candidates. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of reasons, including the following:

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

The U.S. Patent and Trademark Office (USPTO) has issued three patents to a third-party that relate to alpha-L-iduronidase and a related patent has issued in Canada. If we are not able to successfully challenge these patents or a related patent in Japan, if it issues, we may be prevented from producing Aldurazyme in countries with issued patents unless and until we obtain a license.

The USPTO has issued three patents to a third-party that cover composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human, recombinant alpha-L-iduronidase. Aldurazyme is based on human, recombinant alpha-L-iduronidase. A corresponding patent application was filed by a third party in the European Patent Office claiming composition-of-matter for human, recombinant alpha-L-iduronidase, and it was rejected over prior art and withdrawn and cannot be re-filed. However, a corresponding application is still pending in Japan, and this application is being prosecuted by the applicants. We do not know whether the Japanese application will issue or the scope of the claims that would issue. A corresponding Canadian patent recently issued and covers enzyme, pharmaceutical composition, nucleic acid encoding the enzyme, host and cell vector. We believe that these patents, and the Japanese patent application, if issued, are invalid or not infringed on a number of grounds. In addition, under U.S. law, issued patents are entitled to a presumption of validity, and a challenge to the U.S. patents may be unsuccessful. Even if we are successful, challenging the patents may be expensive, require our management to devote significant time to this effort and may adversely impact commercialization of Aldurazyme in the U.S. and Canada (or in Japan, should a patent issue in that country.)

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

On October 8, 2003, Genzyme, our joint venture partner, and TKT, which was subsequently acquired by Shire PLC, announced their collaboration to develop and commercialize an unrelated drug product. In connection with the collaboration agreement, Genzyme and TKT signed a global legal settlement involving an exchange of non-suits between the companies. As part of this exchange, TKT has agreed not to initiate any patent litigation against Genzyme or our joint venture relating to Aldurazyme. The holder of the patents, who is not party to the TKT-Genzyme settlement discussed above may also have a right to enforce the patents.

If our joint venture with Genzyme were terminated, we could be barred from commercializing Aldurazyme or our ability to successfully commercialize Aldurazyme would be delayed or diminished.

Pursuant to the restructuring of our relationship Genzyme, either party may terminate the Manufacturing, Marketing and Sales Agreement (MMS Agreement) for specified reasons, including if the other party is in material breach of the agreement, has experienced a change of control, or has declared bankruptcy and also is in breach of the agreement. Although we are not currently in breach of this agreement and we believe that Genzyme is not currently in breach of this agreement, there is a risk that either party could breach the agreement in the future. Either party may also terminate the agreement upon one year prior written notice for any reason.

If the MMS Agreement is terminated for breach, the breaching party will transfer its interest in the LLC to the non-breaching party, and the non-breaching party will pay a specified buyout amount for the breaching party’s interest in Aldurazyme and in the LLC. If we are the breaching party, we would lose our rights to Aldurazyme and the related intellectual property and regulatory approvals. If the MMS Agreement is terminated without cause, the non-terminating party would have the option, exercisable for one year, to buy out the terminating party’s interest in Aldurazyme and in the LLC at a specified buyout amount. If such option is not exercised, all rights to Aldurazyme will be sold and the LLC will be dissolved. In the event of termination of the buy out option without exercise by the non-terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split between Genzyme and us in accordance with our percentage interest in the LLC.

If the MMS Agreement is terminated by either party because the other declared bankruptcy, the terminating party would be obligated to buy out the other and would obtain all rights to Aldurazyme exclusively. If the MMS Agreement is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree’s interest in Aldurazyme and the LLC for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party’s interest in Aldurazyme and the LLC on those same terms. The party who buys out the other would then have exclusive rights to Aldurazyme. The Amended and Restated Collaboration Agreement between us and Genzyme will automatically terminate upon the effective date of the termination of the MMS Agreement and may not be terminated independently from the MMS Agreement.

If we were obligated, or given the option, to buy out Genzyme’s interest in Aldurazyme and the LLC, and gain exclusive rights to Aldurazyme, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Genzyme’s interest we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing Aldurazyme.

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

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as PEG-PAL, and several of our product programs have been developed through licensing or collaborative arrangements, such as Naglazyme, Aldurazyme and Kuvan. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of enzyme therapeutics, including Genzyme. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We maintain insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with the commercial use of Orapred, our clinical trials and commercial use of Naglazyme, Kuvan and Aldurazyme, or our clinical trials for BH4 or PEG-PAL, for which our insurance coverage may not be adequate.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Naglazyme, Aldurazyme and Kuvan;

•	manufacture, supply or distribution of Naglazyme, Aldurazyme or Kuvan;

•	progress of our product candidates through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S. or in the E.U.;

•	actual or anticipated fluctuations in our operating results; and

•	changes in company assessments or financial estimates by securities analysts.

In addition, the value of our common stock may fluctuate because it is listed on both the Nasdaq Global Market and the Swiss Main Board. Listing on both exchanges may increase stock price volatility due to:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table contains information about our current significant owned and leased properties:

Location	Approximate Square Feet	Use	Lease expiration date
Several locations in Novato, California	163,000	Corporate headquarters, office and laboratory	2008-2014
Galli Drive facility, Novato, California	70,000	Clinical and commercial manufacturing and laboratory	NA: owned property
Bel Marin Keys facility, Novato, California	85,400	Technical operations, office and laboratory	NA: owned property

Our administrative office space and plans to develop additional space are expected to be adequate for the foreseeable future. In addition to the above, we also maintain small offices in London, England, Sao Paulo, Brazil and Istanbul, Turkey. During 2008 and beyond, we plan to expand the capacity of our production facilities in order to meet future market demands and product development requirements. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop additional in-house clinical and/or commercial manufacturing capacity.

Item 3. Legal Proceedings

We have no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security-Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “BMRN” on both the Nasdaq Global Market and the Swiss SWX Main Board. The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by Nasdaq Global Market.

		Prices
Year	Period	High	Low
2006	First Quarter	$15.29	$10.55
2006	Second Quarter	$14.73	$11.55
2006	Third Quarter	$16.90	$13.38
2006	Fourth Quarter	$18.40	$14.97

2007	First Quarter	$20.53	$15.53
2007	Second Quarter	$19.00	$15.95
2007	Third Quarter	$25.00	$17.63
2007	Fourth Quarter	$37.17	$24.81

On February 19, 2008, the last reported sale price on the Nasdaq Global Market for our common stock was $40.12. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section captioned “Equity Compensation Plans” in the proxy statement for our 2008 annual meeting of stockholders.

Issuer Purchase of Equity Securities

We did not make any purchases of our common stock during the three months ended December 31, 2007, which is the fourth quarter of our fiscal year.

Holders

As of February 19, 2008, there were 77 holders of record of 97,381,263 outstanding shares of our common stock. Additionally, on such date, options to acquire 11,404,027 shares of our common stock were outstanding.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph compares the cumulative total stockholder return with the cumulative total return of the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index, assuming a $100 investment in BioMarin’s common stock on December 31, 2002 and reinvestment of dividends during the period. Our common stock is traded on the Nasdaq Global Market and is a component of both the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below contains only a portion of our financial statement information and should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report.

We derived the statement of operations data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and balance sheet data as of December 31, 2003, 2004, 2005, 2006 and 2007 from audited financial statements. Historical results are not necessarily indicative of results that we may experience in the future.

	Year ended December 31, (in thousands, except for per share data)
	2003	2004	2005	2006	2007
Consolidated statements of operations data:
Revenues:
Net product sales	$—	$18,641	$13,039	$49,606	$86,802
Collaborative agreement revenues	12,100	—	12,630	18,740	28,264
Royalty and license revenues	—	—	—	15,863	6,515

Total revenues	12,100	18,641	25,669	84,209	121,581

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	—	3,953	2,629	8,740	18,359
Research and development	53,932	49,784	56,391	66,735	78,600
Selling, general and administrative	15,278	37,606	41,556	48,507	77,539
Amortization of acquired intangible assets	—	3,987	1,144	3,651	4,371
Acquired in-process research and development	—	31,453	—	—	—
Impairment of acquired intangible assets	—	68,251	—	—	—

Total operating expenses	69,210	195,034	101,720	127,633	178,869

Loss from operations	(57,110)	(176,393)	(76,051)	(43,424)	(57,288)

Equity in the (loss) income of BioMarin/Genzyme LLC	(18,693)	(2,972)	11,838	19,274	30,525
Interest income	2,559	2,466	1,861	12,417	25,932
Interest expense	(3,131)	(10,544)	(11,918)	(13,411)	(14,243)
Debt conversion expense	—	—	—	(3,315)	—

Net loss from continuing operations	(76,375)	(187,443)	(74,270)	(28,459)	(15,074)
Gain on disposal of discontinued operations	577	—	—	—	—
Loss before income taxes	(75,798)	(187,443)	(74,270)	(28,459)	(15,074)
Income taxes	—	—	—	74	729

Net loss	$(75,798)	$(187,443)	$(74,270)	$(28,533)	$(15,803)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(1.23)	$(2.91)	$(1.08)	$(0.34)	$(0.16)
Gain on disposal of discontinued operations	0.01	—	—	—	—

Net loss per share, basic and diluted	$(1.22)	$(2.91)	$(1.08)	$(0.34)	$(0.16)

Weighted average common shares outstanding, basic and diluted	62,125	64,354	68,830	84,582	95,878

	December 31, (in thousands)
	2003	2004	2005	2006	2007
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$206,357	$48,815	$47,792	$288,847	$585,594
Total current assets	213,262	85,159	68,941	334,224	644,297
Total assets	256,340	232,966	195,303	463,436	815,279
Long-term liabilities, net of current portion	125,672	230,890	232,398	299,589	566,010
Total stockholders’ equity (deficit)	117,853	(67,978)	(77,462)	117,802	187,726

You should read the following tables presenting our unaudited quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. The Company’s quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and nature of research and development activities.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(unaudited)
2007:
Total revenue	$22,838	$28,884	$25,006	$44,853
Net (loss) income	(9,293)	(3,864)	(5,216)	2,570
Net (loss) income per share, basic	(0.10)	(0.04)	(0.05)	0.03
Net (loss) income per share, diluted	(0.10)	(0.04)	(0.05)	0.03

Common stock price per share:
High	20.53	19.00	25.00	37.17
Low	15.53	15.95	17.63	24.81

2006:
Total revenue	$13,812	$23,450	$24,927	$22,020
Net loss	(9,780)	(1,325)	(7,036)	(10,392)
Net loss per share, basic and diluted	(0.13)	(0.02)	(0.08)	(0.11)

Common stock price per share:
High	15.29	14.73	16.90	18.40
Low	10.55	11.55	13.38	14.97

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

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market. Our product portfolio is comprised of three approved products and multiple investigational product candidates. Approved products include Naglazyme, Aldurazyme, and Kuvan. Additionally, we have rights to receive royalties related to Orapred and Orapred ODT®.

Naglazyme received marketing approval in the U.S. in May 2005 and in the E.U. in January 2006. Naglazyme net product sales for 2007 totaled $86.2 million compared to $46.5 million for 2006.

Aldurazyme has been approved for marketing in the U.S., E.U., Japan and in other countries. We have developed Aldurazyme through a joint venture with Genzyme. Aldurazyme net revenue recorded by our joint venture for 2007 totaled $123.7 million, compared to $96.3 million for 2006. Effective January 2008, we restructured our relationship with Genzyme as discussed in Item 1 of this Form 10-K.

Kuvan was granted marketing approval in the U.S. in December 2007. Kuvan net product sales for the approximate two-week period after approval and launch in December 2007 were $0.4 million.

In May 2004, we completed the transaction to acquire the Orapred product line from Ascent Pediatrics, a wholly owned subsidiary of Medicis. In March 2006, we entered into an agreement with Alliant Pharmaceuticals, Inc., which was subsequently acquired by Sciele Pharma Inc. (Sciele), for the continued sale and commercialization of the Orapred product line. Through the sublicense agreement, Sciele acquired exclusive rights to market these products in North America. Sciele is responsible for the costs of commercializing the products in North America. In June 2006, the FDA granted marketing approval for Orapred ODT (prednisolone sodium phosphate orally disintegrating tablets), the first orally disintegrating tablet form of prednisolone available in the United States.

We are developing several product candidates for the treatment of genetic diseases including: PEG-PAL, a preclinical enzyme substitution therapy for the treatment of the more severe form of PKU. We are developing PEG-PAL for phenylketonurics who are not BH4-responsive. We are also developing BH4 for the treatment of other indications, including cardiovascular indications, with trials initiated in peripheral arterial disease and sickle cell disease.

Key components of our results of operations for the years ended December 31, 2005, 2006 and 2007, include the following:

	2005	2006	2007
Total net product sales	$13,039	$49,606	$86,802
Collaborative agreement revenue	12,630	18,740	28,264
Research and development expense	56,391	66,735	78,600
Selling, general and administrative expense	41,556	48,507	77,539
Net loss	(74,270)	(28,533)	(15,803)
Orapred acquisition-related expenses	6,703	8,336	8,898
Stock-based compensation expense	327	9,590	18,283

See “Results of Operations” for discussion of the detailed components and analysis of the amounts above. Our cash, cash equivalents, short-term investments and cash balances related to long-term debt totaled $585.6 million as of December 31, 2007 compared to $288.8 million as of December 31, 2006.

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

Impairment of Long-Lived Assets

Our long-lived assets include our investment in BioMarin/Genzyme LLC, property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. If the carrying amount of the asset is not recoverable, an impairment loss is recorded for the amount that the carrying value of the asset exceeds its fair value. No significant impairments were recognized for the years ended December 31, 2006 and 2007.

We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified only one reporting unit as per SFAS No. 142, “Goodwill and Other Intangible Assets”. The amount of our goodwill originated from the acquisition of the Orapred business in 2004. The Orapred business was eliminated as a reporting unit following the sublicense of North American rights for Orapred, which was previously our only separate reporting unit. Immediately prior to the sublicense, which was considered a triggering event, we performed an impairment test at the Orapred reporting unit level and determined that there was no impairment at March 2006. We perform an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill by comparing the carrying value of the reporting unit to its fair value as determined by available market value, a discounted cash flow model or appraisals, unless facts and circumstances warrant a review of goodwill for impairment before that time. No triggering events occurred during 2007 that required an impairment test.

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

As a result of the restructuring of our joint venture with Genzyme, we have realized most of our investment in the joint venture as of December 31, 2007, through the distribution of cash and inventory in February 2008. We expect that our remaining ongoing investment in the joint venture will include our investment in the joint venture cash on hand to fund certain research and development activities related to Aldurazyme and intellectual property management. Management believes that the ongoing investment in the joint venture will be recoverable.

The recoverability of the carrying value of buildings and leasehold improvements for our facilities will depend on the successful execution of our business initiatives and our ability to earn sufficient returns on our approved products and product candidates. Based on management’s current estimates, we expect to recover the carrying value of such assets.

Revenue Recognition

We recognize revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104: “Revenue Recognition”, and Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Our revenues consist of Naglazyme product sales during 2006 and 2007 and Orapred product sales through March 2006, revenues from our collaborative agreement with Merck Serono and revenues from our Orapred sublicense agreement.

Naglazyme and Kuvan product sales—We recognize revenue from Naglazyme and Kuvan product sales when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Our product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents. Amounts collected from customers and remitted to governmental authorities, which are primarily comprised of value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our income statement, in that taxes billed to customers are not included as a component of net product sales, as per Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.

In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. In the E.U., Naglazyme is generally sold to our authorized European distributors and also to hospitals, which act as end-users. Because of the pricing of our products, the limited number of patients and the customers’ limited return rights, Naglazyme customers and retailers generally carry a very limited inventory. We also sell our products to certain larger pharmaceutical wholesalers, which, with respect to Naglazyme and Kuvan, act as intermediaries between us and end-users and generally do not stock quantities of Naglazyme and Kuvan. Accordingly, we expect that sales related to our product will be closely tied to end-user demand.

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

We record allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the product based on its orphan drug status, the patient population, the customers’ limited return rights and our joint venture’s experience of returns for Aldurazyme, which is a similar product to Naglazyme. Based on these factors, management has concluded that Naglazyme and Kuvan product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

As Naglazyme was approved for commercial sale in the U.S. during the second quarter of 2005, our historical experience with rebates and returns specific to Naglazyme serves as a reasonable basis for our estimates of rebates and returns for both Naglazyme and Kuvan. Management uses, to the extent available, current estimated sales mix of which sales will be eligible for rebates, estimated rebate rates for state Medicaid programs and other government programs, as well as experience obtained through the commercialization of Aldurazyme by our joint venture with Genzyme, which is a similar product to Naglazyme. Certain of our customers receive distributor fees based on sales volume. In accordance with EITF Issue No. 01-09, “Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor’s Products),” these fees are presumed to be a reduction of the selling price of Naglazyme and, therefore, are presented as a reduction of revenue on our consolidated statements of operations. We were able to leverage our experience with Naglazyme to determine our estimates for Kuvan, while also considering factors unique to the Kuvan product. The nature and amount of our current estimates of the applicable revenue dilution item that are currently applied to aggregate world-wide gross sales of Naglazyme and Kuvan to derive net sales are described in the table below.

Revenue Dilution Item	Percentage of Gross Sales	Description

Rebates	2-4%	Rebates payable to state Medicaid, other government programs and certain managed care providers

Distributor fees	3-5%	Fees paid to authorized distributors

Cash Discounts	1-2%	Discounts offered to customers for prompt payment of accounts receivable

Total	6-11%

We maintain a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of Naglazyme and Kuvan customers to make required payments. As of December 31, 2007, we had not experienced any bad debts and had no allowance for doubtful accounts. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that allowances will not be required in the future. If we begin to experience credit losses, our operating expenses would increase.

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

We established and maintained reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold were recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves were based on our best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients, as well as the rebate rates associated with eligible prescriptions. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. These factors included changes in the mix of prescriptions that were eligible for rebates, changes in the contract rebate rates and the lag time related to the processing of rebate claims by our customers and managed care organizations. The length of time between the period of prescriptions and the processing of the related rebates was consistent historically at between three and nine months, depending on the nature of the rebate. The length of time between the period of original sale by us and the processing of the related rebate is dependent upon both the length of time that the product is in the distribution channel and the lag time related to rebate processing by third parties. Additionally, we experienced longer than usual rebate processing lag times as a result of the transition of the product from Medicis after the acquisition and high levels of Orapred inventory held by wholesalers. In the first quarter of 2006, our liability for certain rebates was reduced due to the sublicense of North American rights for Orapred to a third party. The decrease in estimated future rebates resulted in reserve reversals and an increase in net revenue of approximately $1.3 million for the year ended December 31, 2006. No significant adjustments were made to these reserves during 2007. To the extent actual rebates differ from our estimates, additional reserves may be required or reserves may need to be reversed.

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

Our estimates for future product returns are primarily based on the actual return history for the product and estimates of future demand related to estimated wholesaler inventory levels. Although we are unable to quantify wholesaler inventory levels of Orapred with any certainty, to the extent necessary based on the expiration date and our estimates of quantity of product in the distribution channel, we adjust our estimate for future returns as appropriate. We estimate wholesaler inventory levels, to the extent possible, based on limited information obtained from certain of our wholesale customers and through other internal analyses. Our internal analyses utilize information such as historical sales to wholesalers, product shelf-life based on expiration dating, estimates of the length of time product is in the distribution channel and historical prescription data, which are provided by a third-party vendor. We also evaluate the current and future commercial market for Orapred and consider factors such as Orapred’s performance compared to its existing competitors. Based on actual retail product demand realized during 2006 and the early settlement of product returns with a customer for an amount less than previous estimates, we adjusted our estimates of the return liabilities, which resulted in reserve reductions of approximately $1.2 million, which was recorded as an increase to net revenue of approximately $0.7 million and $0.5 million of reduced expense for returns of product sold by the previous owner during 2006. As additional information is obtained regarding retail demand and wholesaler inventory levels, additional reserves may be required or reserves may need to be reversed.

As discussed above and prior to the sublicense of the North American rights to Orapred to a third party in March 2006, our estimates of revenue dilution items were based primarily on the historical experience for the product, as adjusted to reflect known and forecasted changes in the factors that could impact the revenue dilutions. The nature and amount of our estimates of the applicable effective rates for revenue dilution items that were applied to gross sales of Orapred to derive net sales are described in the table below. There were no additional material revenue dilution items other than those disclosed below. The Orapred product had not experienced significant credit losses.

Revenue Dilution Item	Estimated Rate	Description

Sales Returns	3-4%	Provision for returns of product sales, mostly due to product expiration

Rebates	8-9%	Rebates offered to managed care organizations and state Medicaid programs

Cash Discounts	2%	Discounts offered to customers for prompt payment of accounts receivable

Total	13-15%

Collaborative agreement revenues—Collaborative agreement revenues from Merck Serono include both license revenue and contract research revenue. Nonrefundable up-front license fees where we have continuing involvement through research and development collaboration are initially deferred and recognized as license revenue over the estimated period for which we continue to have a performance obligation. License revenue for 2007 includes the portion of the $25.0 million up-front license fee received from Merck Serono recognized as revenue during the development period and the $15.0 million milestone payment related to the EMEA acceptance of the Kuvan filing. Milestone payments related to our collaborative agreements are recognized in full when the related milestone performance goal is achieved and we have no further performance obligations related to that payment.

Our estimates of the period over which we have an ongoing performance obligation are based on the contractual terms of the underlying arrangement, the level of effort required for us to fulfill our obligation and the anticipated timing of the fulfillment of our obligation. Accordingly, we have deferred the up-front license fee received from Merck Serono and recognized it as revenue on a straight-line basis over approximately 3.25 years, which represented our initial estimate of the time from inception of the agreement until European regulatory approval of Kuvan for the treatment of PKU, at which point our performance obligations to Merck Serono for developing Kuvan for the treatment of PKU will end. The estimate was revised in July 2006 from approximately 3.25 years to approximately 3.4 years, based on updated information regarding the estimated timing of European regulatory approval. The change in estimate reduced revenues during 2006 by approximately $0.3 million, and the change in estimate reduced license revenues in 2007 by $0.6 million, and is expected to increase license revenues in 2008 by approximately $0.9 million. Our estimate of the Kuvan commercialization period is based on several underlying assumptions about uncertain events, including actions by European regulatory authorities. As Kuvan advances through the European regulatory process, our estimates of our performance obligation period may change. Further changes in our estimates of our performance obligation period will be recognized prospectively over the remaining estimated performance obligation period. We regularly review our estimates of the period over which we have an ongoing performance obligation. There is no cost of sales associated with the amortization of the up-front license fee received from Merck Serono.

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

Milestone payments are recognized in full when the related milestone performance goal is achieved and we have no future performance obligations related to that payment. As a result of the FDA approval for the marketing application for Orapred ODT in June 2006, we received a milestone payment of $7.5 million, which has been recorded as revenue during the period. As a result of the commercial launch of Orapred ODT, we also recognized $4.0 million in milestone revenue during the third quarter of 2006. We also received a milestone payment of $4.0 million in June 2007 for the one-year anniversary of FDA approval of Orapred ODT. Although the receipt of the $4.0 million payment was based solely on the passage of time from FDA approval, the Company did not recognize the payment during the twelve-month period following approval because the fee was not considered to be fixed or determinable until the due and payable date. In making this determination, management considered the extended one-year payment term and the related uncertain future product sales and the Company’s lack of experience with Sciele.

Inventory

We value inventories at the lower of cost or net realizable value. We determine the cost of inventory using the average cost method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to costs of sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical estimate in this determination is the estimate of the future expected inventory requirements, whereby we compare our internal sales forecasts to inventory on hand. Actual results may differ from those estimates and additional inventory write-offs may be required.

Regulatory approval for Naglazyme was received in May 2005 and regulatory approval for Kuvan was received in December 2007, and costs related to the manufacturing of those products prior to this date were expensed as research and development expenses. We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, as such, the related manufacturing costs for Naglazyme and Kuvan, prior to regulatory approval, were not capitalized as inventory. When regulatory approval was obtained in May 2005 for Naglazyme and in December 2007 for Kuvan, we began capitalizing inventory at the lower of cost or fair value for the respective products. Stock-based compensation of $1.0 and $1.7 million was capitalized into Naglazyme and Kuvan inventory for the years ended December 31, 2006 and 2007, respectively.

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

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS No. 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance against our net deferred tax assets, the principal amount of which is the tax effect of net operating loss carryforwards of approximately $294.4 million at December 31, 2007. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. If we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In order to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. This critical accounting assumption has been historically accurate, as we have not been able to utilize our net deferred tax assets. However, as our revenues increase and approaches profitability, this assumption may change in the near future as the ultimate realizability of the deferred tax assets becomes more certain.

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

BioMarin Results of Operations

Net Loss

Our net loss for the year ended December 31, 2007 decreased by $12.7 million, to $15.8 million, from $28.5 million for the year ended December 31, 2006. Net loss for 2007 decreased primarily as a result of the following (in millions):

Net loss for the period ended December 31, 2006	$(28.5)
Increased Naglazyme gross profit	28.5
Milestone revenue related to the Kuvan EMEA filing	15.0
Decreased other collaborative agreement revenues	(5.5)
Increased profits from BioMarin/Genzyme LLC	11.3
Decreased net Orapred profits, including license revenues	(10.5)
Increased research and development expense	(11.9)
Increased selling, general and administrative expense	(29.0)
Increased interest income	13.5
Absence of debt conversion expense	3.3
Increase in corporate overhead and other	(2.0)

Net loss for the period ended December 31, 2007	$(15.8)

The increase in Naglazyme gross profit during 2007 as compared to 2006 is primarily the result of additional patients initiating Naglazyme therapy in the U.S., E.U. and other countries. The decrease in collaborative agreement revenues primarily relates to lower reimbursable Kuvan spend. The increase in selling, general and administrative expense was primarily due to the continued international expansion of our Naglazyme commercialization and preparation for commercializing Kuvan. The decrease in Orapred profits primarily relates to the timing of the milestone payments under the Orapred sublicense. See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Our net loss for the year ended December 31, 2006 decreased by $45.8 million, to $28.5 million, from $74.3 million for the year ended December 31, 2005. Net loss for 2006 decreased primarily as a result of the following (in millions):

Net loss for the period ended December 31, 2005	$(74.3)
Increased Naglazyme gross profit	33.7
Increased collaborative agreement revenues	6.1
Milestone and license revenue related to sublicense of Orapred franchise	14.0
Increased profits from BioMarin/Genzyme LLC	7.5
Decreased Orapred net operating expenses	6.7
Increased selling, general and administrative expense	(11.2)
Increased research and development expense	(5.0)
Stock-based compensation expense upon adoption of FAS 123R	(9.6)
Increased interest expense	(4.8)
Increased interest income	11.0
Increase in corporate overhead and other	(2.6)

Net loss for the period ended December 31, 2006	$(28.5)

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

Net Product Sales and Gross Profit

Net product sales increased $37.2 million to $86.8 million in 2007 from $49.6 million in 2006. Net product sales in 2007 primarily included $86.2 million of net product sales of Naglazyme and $0.4 million of net product sales of Kuvan. Net product sales in 2006 of $49.6 million included $46.5 million of net product sales of Naglazyme and $3.1 million of net product sales of Orapred. We expect net product sales of Naglazyme and Kuvan to increase in future periods, primarily due to additional patients initiating therapy.

We received marketing approval for Naglazyme in the U.S. in May 2005 and began shipping product in June 2005. In January 2006, we received marketing approval for Naglazyme in the E.U. Net product sales for Naglazyme in 2007 were $86.2 million, of which $68.7 million was from customers based outside of the U.S. The impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. was approximately $4.3 million in 2007. Gross profit from Naglazyme in 2007 was approximately $67.9 million, representing gross margins of approximately 79% as compared to $39.4 million in 2006, representing gross margins of approximately 85%. In accordance with our inventory accounting policy, we began capitalizing Naglazyme inventory production costs after U.S. regulatory approval was obtained in May 2005. As a result, some of the product sold in 2006 had an insignificant cost basis and therefore lower cost of goods sold was reported. Net product sales of Naglazyme during 2005 were $6.1 million. As all of the product sold in 2005 had a zero cost basis, gross profit in 2005 was also $6.1 million, as it was manufactured prior to regulatory approval. Similarly, a significant amount of Kuvan inventory that will be sold in 2008 was manufactured as part of the development cycle for Kuvan and was previously expensed, and therefore will have either zero or nominal cost of goods sold. Substantially all of the Naglazyme inventory with an insignificant cost basis has been sold or used in clinical trials as of December 31, 2007.

During the year ended December 31, 2006 we recognized net product sales of $3.1 million related to the Orapred product line, as compared to $6.9 million for the year ended December 31, 2005. In March 2006, we sublicensed rights to sell and distribute Orapred in North America for up-front and milestone payments of $18.0 million and royalties on future sales of all Orapred products, including Orapred ODT. As a result of the sublicense, we do not expect to record future net product sales related to the Orapred product line. Current and future revenue streams related to the Orapred product will include license and royalty revenues for future sales of Orapred product by the sublicensee, which are discussed below.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Merck Serono, which was executed in May 2005. License revenues are related to amortization of the $25.0 million up-front license payment received from Merck Serono and contract research revenues are related to shared development costs that are incurred by us, of which approximately 50% is reimbursed by Merck Serono. As development spending on Kuvan and 6R-BH4 for other indications increases or decreases, contract research revenues may also change proportionately following the completion of Phase 2 clinical trials for each indication. The related costs are included in research and development expenses.

Collaborative agreement revenues in 2006 and 2007 were $18.7 million and $28.3 million, respectively, and includes the amortization of $7.4 million and $6.9 million, respectively, of the up-front license fee received from Merck Serono and recognized as revenue during the period, and $11.3 million and $6.4 million, respectively, of reimbursable Kuvan development costs incurred during the period. Collaborative agreement revenues in 2007 also include the $15.0 million milestone payment received from Merck Serono upon EMEA acceptance of the Kuvan filing that was recognized as revenue during the period.

Collaborative agreement revenues in 2005 and 2006 were $12.6 million and $18.7 million, respectively, and includes the amortization of $5.5 million and $7.4 million, respectively, of the up-front license fee received from Merck Serono and recognized as revenue during the period, and $7.1 million and $11.3 million, respectively, of reimbursable Kuvan development costs incurred during the period.

Royalty and License Revenues

Royalty and license revenues, totaling $6.5 million in 2007, include a $4.0 million milestone payment related to the one-year anniversary of FDA approval of the marketing application for Orapred ODT. Royalty and license revenues, totaling $15.9 million in 2006, include a $7.5 million milestone payment related to FDA approval of the marketing application for Orapred ODT, received in June 2006 and a $4.0 million milestone payment related to the commercial launch of Orapred ODT, received in September 2006. Royalty and license revenues in 2006 also include $2.5 million related to the up-front license fee received from the third party. During 2007, we recognized $2.3 million in royalty revenues from Orapred product sold by the sublicensee, as compared to $1.6 million during 2006. There were no royalty and license revenues during 2005.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates and products. These research and development costs primarily include preclinical and clinical studies, manufacturing of our product candidates prior to regulatory approval, quality control and assurance and other product development expenses, such as regulatory costs. Research and development expenses increased by $11.9 million to $78.6 million for the year ended December 31, 2007, from $66.7 million for the year ended December 31, 2006. Research and development expenses changed for the year ended December 31, 2007 primarily as a result of the following (in millions):

Research and development expenses for the year ended December 31, 2006	$66.7
Decreased Naglazyme development expenses	(1.1)
Decreased Kuvan clinical trial and manufacturing costs	(7.6)
Increased 6R-BH4 development costs for endothelial dysfunction	3.6
Increased PEG-PAL development costs	8.4
Increased stock-based compensation expense	3.4
Absence of milestone payments to third party co-developer for approval and launch of Orapred ODT	(3.2)
Increase in research and development expense on early stage programs	2.0
Non-allocated research and development expense and other changes	6.4

Research and development expenses for the year ended December 31, 2007	$78.6

The increase in 6R-BH4 development costs is related to increases for the ongoing pre-clinical studies of 6R-BH4 in other indications including endothelial dysfunction and costs related to planning and conducting Phase 2 clinical trials in peripheral arterial disease and sickle cell disease. The increase in PEG-PAL development costs is related to increases for pre-clinical studies and manufacturing costs. The decrease in Kuvan clinical trial and manufacturing costs is primarily due to decreased clinical trial and manufacturing expenses approaching marketing approval, which was received in December 2007. However, we expect to continue incurring significant Kuvan research and development costs for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments. The increase in research and development on other programs primarily includes increases in facilities costs, general research costs and research and development personnel. We expect research and development expense to increase in future periods, primarily as a result of spending on our 6R-BH4 program for other indications and on our PEG-PAL program.

Research and development expenses increased by $10.3 million to $66.7 million for the year ended December 31, 2006, from $56.4 million for the year ended December 31, 2005. Research and development expenses changed for the year ended December 31, 2006 primarily as a result of the following (in millions):

Research and development expenses for the year ended December 31, 2005	$56.4
Decreased Naglazyme development expenses	(10.9)
Increased Kuvan clinical trial and manufacturing costs	8.2
Increased 6R-BH4 development costs for endothelial dysfunction	5.4
Increased PEG-PAL development costs	2.3
Stock-based compensation expense	4.3
Increased research and development on other programs	1.0

Research and development expenses for the year ended December 31, 2006	$66.7

The increase in Kuvan clinical trial and manufacturing costs was primarily due to increased clinical trial expenses due to the continuation of the Phase 3 clinical trials. The increase in 6R-BH4 development costs was related to increases for pre-clinical studies of 6R-BH4 in endothelial dysfunction and costs related to a Phase 2 clinical trial of 6R-BH4 for poorly controlled hypertension and peripheral arterial disease. The decrease in Naglazyme development costs was primarily due to decreased clinical trial and manufacturing expenses, after marketing approval was received in May 2005.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; marketing and sales operations in support of Naglazyme and our product candidates; human resources; finance, legal and support personnel expenses; and other corporate costs such as insurance, audit and legal expenses. Selling, general and administrative expenses increased by $29.0 million, to $77.5 million for the year ended December 31, 2007, from $48.5 million for the year ended December 31, 2006. The components of the increase for the year ended December 31, 2007 primarily include the following (in millions):

Selling, general and administrative expenses for the year ended December 31, 2006	$48.5
Increased Naglazyme sales and marketing expenses	8.4
Increased stock-based compensation expense	5.3
Increased Kuvan commercial preparation costs	7.8
Net increase in corporate overhead and other administrative costs	7.5

Selling, general and administrative expenses for the year ended December 31, 2007	$77.5

We initiated commercial operations in the E.U. and South America during 2006 and incurred related costs during 2007 primarily related to the commercialization of Naglazyme. During 2007, we also incurred significant expenses related to the preparation for the Kuvan commercial launch. The increase in stock-based compensation expense is the result of an increased number of options outstanding and a higher average stock price on the related grant date. The increase in corporate overhead and other administrative costs is primarily related to increases in salaries and benefits due to the company’s significant growth in headcount. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme and Kuvan.

Selling, general and administrative expenses increased by $6.9 million, to $48.5 million for the year ended December 31, 2006, from $41.6 million for the year ended December 31, 2005. The components of the increase for the year ended December 31, 2006 primarily include the following (in millions):

Selling, general and administrative expenses for the year ended December 31, 2005	$41.6
Decreased Orapred sales and marketing expenses	(12.3)
Increased Naglazyme sales and marketing expenses	9.0
Stock-based compensation expense	5.3
Increased Kuvan commercial preparation costs	2.2
Net increase in corporate overhead and other administrative costs	2.7

Selling, general and administrative expenses for the year ended December 31, 2006	$48.5

We initiated commercial operations in the E.U and Brazil during 2006 and expect additional costs to be incurred in future periods as a result. The increase in Naglazyme sales and marketing expenses relates to additional costs associated with the world-wide commercial launch and increased U.S. commercial activities. The decrease in Orapred sales and marketing expenses is primarily attributable to the decrease in sales and marketing efforts during 2006 following the reduction in the Orapred sales force in July 2005. The increase in corporate overhead and other administrative costs is primarily related to increases in facilities costs, accounting costs and insurance.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over approximately 3.5 years and the amortization expense for 2007 was $4.4 million, compared to $3.7 million for 2006. The increase in amortization expense is due to the change in expected useful life as the amortization period was revised from 15 years to 3.5 years following the sublicense of North American rights to Orapred in March 2006. Following our expected purchase of the common stock of Ascent Pediatrics from Medicis in August 2009, the underlying intellectual property will be transferred to Sciele. We expect that the annual amortization expense associated with the intangible assets will be approximately $4.4 million in 2008 and $2.9 million through the end of the expected useful life in August 2009.

Equity in the Income of BioMarin/Genzyme LLC

Equity in the Income of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s income for the period. Equity in the income of BioMarin/Genzyme LLC was $30.5 million for 2007, compared to $19.3 million for 2006. The increase in profit from BioMarin/Genzyme LLC in 2007 was principally due to increases in Aldurazyme net revenue, which totaled $123.7 million for 2007, compared to $96.3 million for 2006.

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

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income increased to $25.9 million for 2007, from $12.4 million for 2006, primarily due to higher interest rates and increased levels of cash and investments during 2007.

Interest income increased to $12.4 million in 2006, from $1.9 million in 2005, primarily due to higher interest rates and increased levels of cash and investments on hand throughout the year.

Interest Expense

We incur interest expense on our convertible debt and on our equipment and facility loans. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense was $14.2 million for 2007, as compared to $13.4 million for 2006, representing an increase of $0.8 million. The decrease in 2007 is primarily due to the lack of interest expense related to our 3.5% Senior Subordinated Convertible Notes due in 2008, which were converted into common stock in two separate transactions in September 2006 and January 2007. This decreased interest expense was partially offset by increased interest expense on our $324.9 million of 1.875% senior subordinated convertible notes due in 2017 that were issued in April 2007.

In April 2007, we sold $324.9 million of 1.875% Senior Subordinated Convertible Notes due 2017. As a result of the Company’s net increase in convertible debt balances, we expect interest expense to increase in future periods.

The decline in imputed interest expense was due to a lower outstanding balance of the acquisition obligation in 2007. Imputed interest expense totaled $4.5 million for 2007, as compared to $4.7 million for 2006.

Interest expense was $13.4 million and $11.9 million in 2006 and 2005, respectively, representing an increase of $1.5 million. The increase in 2006 is primarily due to the convertible debt issuance in March 2006, partially offset by lower imputed interest expense related to the Ascent Pediatrics transaction and lower interest as a result of the conversion of a portion of 3.5% convertible notes due in 2008 in September 2006. In 2006 and 2005, the imputed interest related to the Ascent Pediatrics transaction was $4.7 million and $5.4 million, respectively.

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

BioMarin/Genzyme LLC Results of Operations

The discussion below gives effect to the inventory capitalization policy that we use for inventory held by the joint venture, which is different from the joint venture’s inventory capitalization policy. We began capitalizing Aldurazyme inventory production costs in May 2003, after U.S. regulatory approval was obtained. The joint venture began capitalizing Aldurazyme inventory production costs in January 2002, when inventory production for commercial sale began. The difference in inventory capitalization policies results in a greater operating expense realized by us prior to regulatory approval, and lower cost of goods sold with higher gross profit realized by us post-regulatory approval as the previously expensed product is sold by the joint venture, as well as lower research and development expense when Aldurazyme is used in on-going clinical trials. These differences will be eliminated when all of the product manufactured prior to regulatory approval has been sold or has been used in clinical trials. Substantially all of the differences have been eliminated as of December 31, 2007. Effective January 1, 2008, the Company restructured its relationship with its joint venture partner, Genzyme, regarding the manufacturing, marketing and sale of Aldurazyme.

Revenue and Gross Profit

The joint venture received marketing approval for Aldurazyme in the U.S. in April 2003 and in the E.U. in June 2003. We have subsequently received marketing approval in other countries. Aldurazyme was launched commercially in May 2003 in the U.S. and in June 2003 in the E.U. The joint venture recognized $123.7 million of net revenue for 2007, compared to $96.3 million for 2006. The increase in net revenue of $27.4 million is primarily attributable to an increase in the number of patients receiving therapy. We expect net revenue of Aldurazyme to increase in future periods, primarily due to additional patients initiating therapy.

Gross profit was $96.8 million for 2007, as compared to $73.1 million for 2006, representing an increase of $23.7 million. Gross margins for 2007 were approximately 78%, as compared to gross margins for 2006 of 76%.

The increase in gross margin during 2007 compared to 2006 is attributable to exchange rate benefits. The increase in gross margin in 2007 is attributable to the effect of foreign currency rate fluctuations on Aldurazyme sales.

Operating Expenses

Operating expenses of the joint venture include the costs associated with the development and commercial support of Aldurazyme and totaled $36.5 million for 2007, as compared to $35.3 million for 2006. Operating expenses in 2007 included $23.9 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme, and $11.8 million of research and development costs, primarily long-term clinical trial and regulatory costs. Operating expenses in 2006 included $22.2 million of selling, general and administrative expenses associated with the commercial launch of Aldurazyme, and $13.1 million of research and development expenses, primarily clinical trial costs.

Operating expenses in 2005 totaled $36.9 million and included $22.0 million of selling, general and administrative expenses associated with the commercial support of Aldurazyme and $14.9 million of research and development costs, primarily long-term clinical trial costs.

Liquidity and Capital Resources

Cash and Cash Flow

As of December 31, 2007, our combined cash, cash equivalents and short-term investments totaled $585.6 million, an increase of $296.8 million from $288.8 million at December 31, 2006. During 2007, we received $316.4 million of net proceeds from a public offering of convertible senior subordinated notes, distributions from the joint venture of $17.1 million, $4.0 million in milestone payments for the one-year anniversary of the FDA approval of Orapred ODT and $15.0 million in milestone payments for the EMEA acceptance of the Kuvan filing. During 2006, we received $127.4 million of net proceeds from a public offering of common stock, $166.9 million of net proceeds from a public offering of convertible senior subordinated notes, distributions from the joint venture of $19.8 million and $14.0 million of proceeds related to our sublicense of North American rights for Orapred.

The $296.8 million increase in cash, cash equivalents, short-term investments and restricted cash during 2007 includes net proceeds from the public offering of convertible debt of $316.4 million. Excluding the net offering proceeds, the decrease in cash, cash equivalents, and short-term investments during 2007 was $19.5 million, which was $50.9 million less than the net decrease in cash, cash equivalents, short-term investments and restricted cash during 2006 of $70.4 million, excluding net offering proceeds of $294.3 million. The primary items contributing to the decrease in net cash outflow, excluding the net offering proceeds, in 2007 were as follows (in millions):

Decreased capital asset purchases	$2.2
Absence of conversion premium and accrued interest payment	4.1
Decreased license proceeds related to sublicense of North American Orapred rights	(10.0)
Absence of milestone payment for the approval and launch of Orapred ODT	3.2
Absence of net repayments of equipment and facility loans	20.9
Decreased cash flows from BioMarin/Genzyme LLC	(2.7)
Increased proceeds from stock option exercises	2.1
Receipt of milestone payment for acceptance of Kuvan MAA filing by the EMEA	15.0
Net decreased operating spend, including net payments for working capital, and other	16.1

Total decrease in net cash outflow excluding net offering proceeds	$50.9

The net decreased operating spend includes increases in cash receipts from net revenues partially offset by increases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in the “Results of Operations” section above. Decreases in net payments for working capital in 2007 primarily include decreased inventory build of $6.8 million, decreased accounts receivable build of $6.5 million and increased accounts payable and accrued liabilities build of $1.2 million.

Our combined cash, cash equivalents, short-term investments and cash balances related to long-term debt increased $224.0 million in 2006 to $288.8 million from $64.8 million at December 31, 2005. The $224.0 million increase in cash, cash equivalents, short-term investments and cash balances related to long-term debt during 2006 included net proceeds from the public offering of common stock of $127.4 million and concurrent public offering of convertible debt of $167.0 million.

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

The net decreased operating spend in 2006 included increases in cash receipts from net revenues partially offset by increases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in the “Results of Operations” section above. Increases in net payments for working capital primarily included Naglazyme inventory and accounts receivable.

We expect that our net cash outflow in 2008 related to capital asset purchases will increase significantly compared to 2007. The expected increase in capital asset purchases primarily includes a planned expansion of our manufacturing facility, increased spending on manufacturing and lab equipment, expansion of our corporate campus including leasehold improvements and the continued development of information technology systems upgrades.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that the Company does not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. As of December 31, 2007, we have not made any draws on the note. We do not anticipate that we will draw funds from this note.

We have historically financed our operations primarily by the issuance of common stock, convertible debt and by relying on equipment and other commercial financing. During 2008, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing.

Funding Commitments

We expect to fund our operations with our net product revenues from Naglazyme, Aldurazyme and Kuvan, cash, cash equivalents and short-term investments supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners, to the extent necessary. We expect our current cash, cash equivalents and short-term investments will meet our operating and capital requirements for the foreseeable future based on our current long-term business plans and assuming that we are able to achieve our long-term goals. This expectation could also change depending on how much we elect to spend on our development programs and for potential licenses and acquisitions of complementary technologies, products and companies.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the years ended December 31, 2005, 2006 and 2007 and for the period since inception (March 1997 for the portion not allocated to any major program) represent the following (in millions):

	2005	2006	2007	Since Program Inception
Naglazyme	$20.6	$9.7	$8.8	$113.0
Kuvan	22.7	27.4	19.9	79.0
6R-BH4 for other indications, including endothelial dysfunction	3.5	8.9	15.0	27.4
PEG-PAL	2.2	4.5	13.2	20.2
Not allocated to specific major current projects	7.4	16.2	21.7	156.6

	$56.4	$66.7	$78.6	$396.2

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell Naglazyme and Kuvan;

•	Genzyme’s ability to successfully market and sell Aldurazyme;

•	the progress, timing, scope and results of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•

any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Borrowings and Contractual Obligations

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

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $80.1 million through 2009, of which $6.5 million is payable in 2008. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of December 31, 2007 is presented below (in thousands).

	Payments Due by Period
	2008	2009	2010-2011	2012-2013	2014 and Thereafter	Total
Medicis obligations	$6,500	$73,600	$—	$—	$—	$80,100
Convertible debt and related interest	10,404	10,404	20,808	191,152	346,195	578,963
Operating leases	2,874	2,898	5,746	4,746	40	16,304
Research and development and purchase commitments	34,139	1,307	541	483	1,185	37,655

Total	$53,917	$88,209	$27,095	$196,381	$347,420	$713,022

The purchase commitments above include $11.5 million, which is net of a $0.5 million deposit paid in 2007, related to a purchase agreement for an office and laboratory facility in January 2008 related to our corporate expansion. We are also subject to contingent payments related to various development activities totaling approximately $62.2 million, which are due upon achievement of certain regulatory and licensing milestones, and if they occur before certain dates in the future.

Related Party Transactions

Our Chief Medical Officer, Emil D. Kakkis, M.D., Ph.D., formerly held an adjunct faculty position with LA Biomedical, formerly known as Harbor-UCLA Research Educational Institute, for purposes of conducting research. LA Biomedical licenses certain intellectual property and provides other research services to us. We are also obligated to pay LA Biomedical a minimum annual payment and royalties on future sales of products covered by the license agreement. Our joint venture with Genzyme is subject to a second agreement with LA Biomedical that requires the joint venture to pay LA Biomedical a royalty on sales of Aldurazyme through November 2019. Pursuant to Dr. Kakkis’ agreements with LA Biomedical, which were entered into prior to his employment by us, Dr. Kakkis is entitled to certain portions of these amounts payable to LA Biomedical. The license agreements were effective before Dr. Kakkis was an officer of our company. Pursuant to Dr. Kakkis’ agreements with LA Biomedical, he was entitled to approximately $1.1 million and $1.4 million related to Aldurazyme during 2006 and 2007, respectively.

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

As of December 31, 2007, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at December 31, 2007, we believe that a 100 basis point decrease in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $5.9 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our consolidated statement of operations unless the investments are sold.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at December 31, 2007 (in thousands):

	Carrying Value
Cash and cash equivalents	$228.3	*
Short-term investments	357.3	**

Total	$585.6

*	9% of cash and cash equivalents invested in money market funds, 71% in commercial paper, 14% in repurchase agreements and 6% of uninvested cash.
**	3% of short-term investments invested in U.S. agency securities, 25% in corporate securities and 72% in commercial paper.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The carrying value of our convertible debt approximates its fair value at December 31, 2007.

Foreign Currency Exchange Rate Market Risk

A significant portion of Aldurazyme sales by BioMarin/Genzyme LLC are earned outside of the U.S. and, therefore, our equity in the income of BioMarin/Genzyme LLC, and in the future our royalty on Aldurazyme sales, is subject to risk of foreign currency rate fluctuations, primarily to the Euro and British pound. The policies and procedures related to the management of foreign currency risk of Aldurazyme sales are maintained and performed by our joint venture partner, Genzyme, which includes foreign currency forward contracts.

A significant portion of Naglazyme sales are earned outside of the U.S. and our related revenues and account receivables are subject to risk of foreign currency rate fluctuations. These risks may be managed with selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world. We periodically enter into foreign currency forward contracts, which have a maturity of less than one year. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings. At December 31, 2007, we had net outstanding foreign exchange forward contracts to sell $13.7 million, comprised of sell contracts of $15.0 million of equivalent Euros and $4.2 million of equivalent British Pounds and buy contracts of $5.5 million of equivalent Euros, all of which have a term of less than 3 months. As of December 31, 2007, the weighted average settlement rate for our Euro and British Pound denominated contracts was 1.46 and 1.99, respectively. None of our forward exchange contracts are designated as hedges under SFAS No. 133. As a result, the fair value changes of all contracts are reported in earnings as foreign exchange gain or loss. For the year ended December 31, 2007, approximately $1.0 million of loss has been included in our statement of consolidated earnings with respect to these forward exchange contracts, as compared to loss of $0.3 million for the year ended December 31, 2006. The notional settlement value of foreign currency forward contracts outstanding was $12.9 million at December 31, 2006.

At December 31, 2007, we had cash of approximately $3.0 million denominated in foreign country currencies, which represented approximately 1% of the total investment portfolio. As a result, our investment portfolio is subject to limited amounts of foreign exchange risk.

Based on our overall currency rate exposures at December 31, 2007, we expect that a near-term 10% depreciation of the U.S. dollar could result in the potential loss of the fair value of our foreign currency sensitive assets and investments by approximately $0.6 million. We expect to enter into new transactions based in foreign currencies that could be impacted by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-39 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls are effective to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2007. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2007 was effective.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of KPMG LLP is incorporated by reference from Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

We incorporate information regarding our directors and executive officers into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2008 annual meeting of stockholders.

Item 11. Executive Compensation

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2008 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2008 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

We incorporate information regarding our directors and executive officers into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2008 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2008 annual meeting of stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Exhibit Index

1.1	Notes Purchase Agreement dated March 23, 2006, by and between BioMarin Pharmaceutical Inc. and Merrill Lynch, previously filed with the Commission on March 23, 2006 as Exhibit 1.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

1.2	Equity Purchase Agreement dated March 23, 2006, between BioMarin Pharmaceutical Inc. and the Equity Underwriters, previously filed with the Commission on March 23, 2006 as Exhibit 1.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on June 26, 2006 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Rights Agreement, dated as of September 11, 2002, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on September 13, 2002 as Exhibit 4.1 to the Company’s Form 8-K, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.4	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.5	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2	Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on March 23, 2005, previously filed with the Commission on March 29, 2005 as Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A, which is incorporated herein by reference.

10.3	1997 Stock Plan, as amended on December 22, 1998, and forms of agreements, previously filed with the Commission on May 4, 1999 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.4	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.6	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as adopted on June 21, 2006, previously filed with the Commission on June 16, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.7	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.8	Amendment to 1998 Director Plan as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.10	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006, previously filed with the Commission on August 3, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.12	BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted December 1, 2005, previously filed with the Commission on December 2, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.13	Employment Agreement with Jean-Jacques Bienaimé, dated May 11, 2005, previously filed with the Commission on May 12, 2005, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.14	Amendment No. 1 to Employment Agreement dated December 15, 2005 between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaimé, previously filed with the Commission on December 13, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.15	Amendment No. 2 to Employment Agreement dated May 10, 2006, between BioMarin Pharmaceutical Inc. and Jean-Jacques Bienaime, previously filed with the Commission on May 9, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.16	Employment Agreement with Jeffrey H. Cooper, dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.17	Employment Agreement with Emil D. Kakkis, M.D., Ph.D., dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.18	Employment Agreement with Robert A. Baffi, Ph.D., dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.19	Employment Agreement with Stephen Aselage, dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.20	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.21	Employment Agreement with G. Eric Davis, dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

10.22	Employment Agreement with Mark Wood, dated July 16, 2007, previously filed with the Commission on August 9, 2007 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by this reference.

10.23	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	License Agreement between BioMarin Pharmaceutical Inc., and Children’s Hospital, Adelaide, Australia dated August 14, 1998, previously filed with the Commission July 21, 1999 as Exhibit 10.18 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.28	License Agreement dated March 15, 2006 between BioMarin Pharmaceutical Inc. and Alliant Pharmaceuticals, Inc., previously filed with the Commission on May 4, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.29	License Agreement between BioMarin Pharmaceutical Inc. and Women’s and Children’s Hospital dated February 7, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.30*	Manufacturing, Marketing and Sales Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.31*	Amended and Restated Collaboration Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.32*	Members Agreement dated as of January 1, 2008 by and among BioMarin Pharmaceutical Inc., Genzyme Corporation, BioMarin Genetics Inc., and BioMarin/Genzyme LLC. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page)

25.1	Form T-One Statement of Eligibility under the Trust Indenture Act of 1939, previously filed with the Commission on March 20, 2006 as Exhibit 25.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 27, 2008	By:	/S/ JEFFREY H. COOPER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEAN-JACQUES BIENAIMÉ Jean-Jacques Bienaimé	Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ JEFFREY H. COOPER Jeffrey H. Cooper	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2008

/s/ PIERRE LAPALME Pierre LaPalme	Chairman and Director	February 27, 2008

/s/ ELAINE HERON Elaine Heron	Director	February 27, 2008

/s/ JOSEPH KLEIN, III Joseph Klein, III	Director	February 27, 2008

/s/ ALAN J. LEWIS Alan J. Lewis	Director	February 27, 2008

/s/ MICHAEL G. GREY Michael G. Grey	Director	February 27, 2008

/s/ RICHARD A. MEIER Richard A. Meier	Director	February 27, 2008

/s/ V. BRYAN LAWLIS	Director	February 27, 2008
V. Bryan Lawlis

INDEX TO BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule II based on our audits. We did not audit the financial statements of BioMarin/Genzyme LLC (a 50 percent owned joint venture) for the years 2007, 2006 and 2005. The Company’s investment in BioMarin/Genzyme LLC (in thousands) at December 31, 2007 and 2006 was $44,881 and $31,457, respectively, and its equity in income of BioMarin/Genzyme (in thousands) was $30,525, $19,274 and $11,838 for the years ended December 31, 2007, 2006 and 2005, respectively. The financial statements of BioMarin/Genzyme LLC for those years were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for BioMarin/Genzyme LLC for those years, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

San Francisco, California

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited BioMarin Pharmaceutical Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BioMarin Pharmaceutical Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMarin Pharmaceutical Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements. Our report was based on our audit and the report of other auditors.

(signed) KPMG LLP

San Francisco, California

February 27, 2008

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2007

(In thousands, except for share and per share data)

	December 31, 2006	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$89,162	$228,343
Short-term investments	199,685	357,251
Accounts receivable, net	14,670	16,976
Advances to BioMarin/Genzyme LLC	1,596	2,087
Inventory	25,075	32,445
Other current assets	4,036	7,195

Total current assets	334,224	644,297
Investment in BioMarin/Genzyme LLC	31,457	44,881
Property, plant and equipment, net	55,466	76,818
Intangible assets, net	11,655	9,596
Goodwill	21,262	21,262
Restricted cash	1,731	2,889
Other assets	7,641	15,536

Total assets	$463,436	$815,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,166	$49,907
Current portion of acquisition obligation, net of discount	6,787	6,309
Current portion of deferred revenue	7,092	5,327

Total current liabilities	46,045	61,543
Convertible debt	223,940	497,375
Long-term portion of acquisition obligation, net of discount	68,548	66,553
Deferred revenue, net of current portion	5,023	—
Other long-term liabilities	2,078	2,082

Total liabilities	345,634	627,553

Stockholders’ equity:
Common stock, $0.001 par value: 150,000,000 and 250,000,000 shares authorized at December 31, 2006 and December 31, 2007, respectively; 91,725,528 and 97,114,159 shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively	92	97
Additional paid-in capital	709,359	794,917
Accumulated other comprehensive (loss) income	(25)	139
Accumulated deficit	(591,624)	(607,427)

Total stockholders’ equity	117,802	187,726

Total liabilities and stockholders’ equity	$463,436	$815,279

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2006 and 2007

(In thousands, except for per share data)

	December 31,
	2005	2006	2007
Revenues:
Net product sales	$13,039	$49,606	$86,802
Collaborative agreement revenues	12,630	18,740	28,264
Royalty and license revenues	—	15,863	6,515

Total revenues	25,669	84,209	121,581

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	2,629	8,740	18,359
Research and development	56,391	66,735	78,600
Selling, general and administrative	41,556	48,507	77,539
Amortization of acquired intangible assets	1,144	3,651	4,371

Total operating expenses	101,720	127,633	178,869

Loss from operations	(76,051)	(43,424)	(57,288)
Equity in the income of BioMarin/Genzyme LLC	11,838	19,274	30,525
Interest income	1,861	12,417	25,932
Interest expense	(11,918)	(13,411)	(14,243)
Debt conversion expense	—	(3,315)	—

Loss before income taxes	(74,270)	(28,459)	(15,074)
Provision for income taxes	—	74	729

Net loss	$(74,270)	$(28,533)	$(15,803)

Net loss per share, basic and diluted	$(1.08)	$(0.34)	$(0.16)

Weighted average common shares outstanding, basic and diluted	68,830	84,582	95,878

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years ended December 31, 2005, 2006 and 2007 (in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at January 1, 2005	64,501	$65	$421,141	$(363)	$(488,821)	$(67,978)
Net loss	—	—	—	—	(74,270)	(74,270)
Fair market value adjustments of available-for-sale investments	—	—	—	346	—	346
Foreign currency translation adjustment	—	—	—	1	—	1

Comprehensive loss						(73,923)
Issuance of common stock in a public offering, net of issuance costs	8,500	8	56,320	—	—	56,328
Issuance of common stock under ESPP	251	—	889	—	—	889
Exercise of common stock options	1,050	2	6,893	—	—	6,895
Stock compensation expense related to modification of awards	—	—	327	—	—	327

Balance at December 31, 2005	74,302	$75	$485,570	$(16)	$(563,091)	$(77,462)

Net loss	—	—	—	—	(28,533)	(28,533)
Fair market value adjustments of available-for-sale investments	—	—	—	23	—	23
Foreign currency translation adjustment	—	—	—	(32)	—	(32)

Comprehensive loss						(28,542)
Issuance of common stock in a public offering, net of issuance costs	10,350	10	127,422	—	—	127,432
Issuance of common stock under ESPP	326	—	1,405	—	—	1,405
Exercise of common stock options	1,499	2	11,679	—	—	11,681
Conversion of convertible notes	5,249	5	72,687	—	—	72,692
Stock-based compensation	—	—	10,596	—	—	10,596

Balance at December 31, 2006	91,726	$92	$709,359	$(25)	$(591,624)	$117,802

Net loss	—	—	—	—	(15,803)	(15,803)
Fair market value adjustments of available-for-sale investments	—	—	—	62	—	62
Foreign currency translation adjustment	—	—	—	102	—	102

Comprehensive loss						(15,639)
Issuance of common stock under ESPP	275	—	1,928	—	—	1,928
Exercise of common stock options	1,443	1	13,291	—	—	13,292
Conversion of convertible notes	3,670	4	50,925	—	—	50,929
Stock-based compensation	—	—	19,414	—	—	19,414

Balance at December 31, 2007	97,114	$97	$794,917	$139	$(607,427)	$187,726

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2006 and 2007

(In thousands)

	December 31,
	2005	2006	2007
Cash flows from operating activities
Net loss	$(74,270)	$(28,533)	$(15,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,748	11,958	13,543
Amortization of discount on short-term investments	—	(2,167)	(12,453)
Imputed interest on acquisition obligation	5,444	4,685	4,527
Equity in the income of BioMarin/Genzyme LLC	(11,838)	(19,274)	(30,525)
Stock-based compensation	327	10,596	19,415
Loss on disposals and impairments of property and equipment	404	—	9
Changes in operating assets and liabilities:
Accounts receivable	(1,813)	(8,809)	(2,306)
Advances to BioMarin/Genzyme LLC	1,089	(526)	(491)
Inventory	(8,582)	(14,177)	(7,371)
Other current assets	(679)	(716)	(3,158)
Other assets	(59)	(3,091)	(4,745)
Accounts payable and accrued liabilities	(3,642)	10,490	11,648
Other liabilities	4,799	(4,795)	3
Deferred revenue	19,921	(7,807)	(6,788)

Net cash used in operating activities	(59,151)	(52,166)	(34,495)

Cash flows from investing activities
Purchase of property and equipment	(6,486)	(24,583)	(22,413)
Decrease in restricted cash	25,180	—	—
Sale of short-term investments	26,380	29,906	693,814
Purchase of short-term investments	—	(217,724)	(838,864)
Distributions from BioMarin/Genzyme LLC	3,000	19,800	17,100
Settlement of dispute with Medicis	6,000	—	—
Settlement of forward contracts	—	(91)	(633)

Net cash provided by (used in) investing activities	54,074	(192,692)	(150,996)

Cash flows from financing activities
Proceeds from equipment and facility loans	17,543	—	—
Proceeds from ESPP and exercise of stock options	7,782	13,087	15,220
(Increase) Decrease in cash balances related to long-term debt	(643)	17,049	—
Repayment of equipment and facility loans	(16,723)	(20,909)	—
Repayment of acquisition obligation	(34,200)	(7,700)	(7,000)
Net proceeds from public offering of common stock	56,328	127,431	—
Net proceeds from convertible debt offering	—	166,979	316,350

Net cash provided by financing activities	30,087	295,937	324,570

Effect of foreign currency translation on cash	1	(9)	102

Net increase in cash and cash equivalents	25,011	51,070	139,181

Cash and cash equivalents:
Beginning of year	13,081	38,092	89,162

End of year	$38,092	$89,162	$228,343

See accompanying notes to consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2007

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin®) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin received marketing approval for Naglazyme® (galsulfase) in the U.S. in May 2005, and in the E.U. in January 2006. Aldurazyme® (laronidase) has been approved in the U.S and E.U. and is marketed by the Company and its joint venture partner, Genzyme Corporation (Genzyme). Effective January 2008, the Company restructured its relationship with Genzyme as discussed in Item 1 of this Form 10-K. In December 2007, Kuvan™ (sapropterin dihydrochloride) received marketing approval in the U.S. In May 2004, BioMarin acquired the Ascent Pediatrics business, for which, in March 2006, BioMarin sublicensed the North American rights to Alliant Pharmaceuticals, Inc., which was recently acquired by Sciele Pharma, Inc. (Sciele). The May 2004 transaction included the exclusive marketing and development rights to Orapred (prednisolone sodium phosphate oral solution). See Note 4 for further discussion of the acquisition transaction in 2004 and Note 5 for further discussion of the sublicense in 2006. There were 77 common stockholders of record at December 31, 2007. No dividends have ever been paid by the Company. The Company is incorporated in the state of Delaware.

Through December 31, 2007, the Company had accumulated losses of approximately $607.4 million. Management believes that the Company’s cash, cash equivalents and short-term investments at December 31, 2007 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enter into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance net future cash needs primarily through its current cash, cash equivalents and short-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. In April 2007, the Company raised approximately $316.4 million in net proceeds from a public offering of senior subordinated convertible debt due in 2017. The proceeds are intended to fund future business development transactions and for general corporate purposes.

The Company is subject to a number of risks, including the financial performance of Naglazyme, Kuvan™ (sapropterin dihydrochloride), and Aldurazyme; the potential need for additional financings; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in successful commercial products; obtaining regulatory approval for such products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement, as well as other changes in the health care industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

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

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income (loss). Short-term investments are comprised mainly of corporate securities, commercial paper, repurchase agreements, federal agency investments and money market funds. As of December 31, 2007, the Company had no held-to-maturity investments. See Note 15 for further information.

(e) Inventory

The Company values inventories at the lower of cost or net realizable value. The Company determines the cost of inventory using the average cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off to cost of sales.

Regulatory approvals for Naglazyme and Kuvan were received in May 2005 and December 2007, respectively, and manufacturing costs for the respective products prior to these dates were expensed as research and development expenses. The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for Naglazyme and Kuvan prior to regulatory approval were not capitalized as inventory. When regulatory approvals were obtained, the Company began capitalizing inventory at the lower of cost or net realizable value. Stock-based compensation of $1.0 million and $1.7 million were capitalized into Naglazyme and Kuvan inventory for the years ended December 31, 2006 and 2007, respectively. See Note 8 for further information on inventory balances as of December 31, 2006 and 2007.

(f) Investment in and Advances to BioMarin/Genzyme LLC and Equity in the Income of BioMarin/Genzyme LLC

Effective January 1, 2008, the Company restructured its relationship with Genzyme (see note 11 (a) for further information). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 50% share of the income of the joint venture, and a reduction in its investment for its 50% share of any losses of the joint venture or disbursements of profits from the joint venture. Equity in the income of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss/income for the period. The distribution

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

receivable from BioMarin/Genzyme LLC includes the assets distributed to the Company by the joint venture in February 2008 pursuant to the terms of the restructuring of the joint venture. Advances to BioMarin/ Genzyme LLC include the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by the Company during the most recent month, and the investment in BioMarin/Genzyme LLC includes the Company’s share of the net equity of the joint venture.

(g) Goodwill, Intangible Assets and Impairment of Long-Lived Assets

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

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, SFAS No. 142 requires that the Company assess whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. As of December 31, 2007, the Company has only one reporting unit. The sublicense of North American rights of Orapred, in March 2006, eliminated the previous Orapred reporting unit. The Company performs an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. The sublicense of North American rights of Orapred was deemed to be a triggering event and an impairment analysis of goodwill was performed in March 2006, for which no impairment was determined. The Company determines the fair value of its reporting units using a combination of discounted cash flow models, quoted market prices when available and independent appraisals.

The recoverability of the carrying value of buildings and leasehold improvements for the Company’s facilities will depend on the successful execution of the Company’s business initiatives and the Company’s ability to earn sufficient returns on its approved products and product candidates. Based on management’s current estimates, the Company expects to recover the carrying value of such assets.

(h) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred. See Note 9 for further information on property, plant and equipment balances as of December 31, 2006 and 2007.

Certain of the Company’s operating lease agreements include scheduled rent escalations over the lease term, as well as tenant improvement allowances. The Company accounts for these operating leases in accordance with

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the lease term. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. The tenant improvement allowances are recognized as a credit to rent expense over the lease term on a straight-line basis.

(i) Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

The Company’s revenues consist of Naglazyme and Kuvan product sales and Orapred product sales through March 2006, revenues from its collaborative agreement with Merck Serono and revenues from its sublicense agreement with Sciele for North American Orapred rights (see Note 5). All Aldurazyme sales are reported by BioMarin/Genzyme LLC and are included in the results of the joint venture (see Note 7).

Naglazyme and Kuvan product sales—The Company recognizes revenue from Naglazyme and Kuvan product sales when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Naglazyme and Kuvan product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents. Amounts collected from customers and remitted to governmental authorities, which are primarily comprised of value-added taxes (VAT) related to Naglazyme sales in foreign jurisdictions, are presented on a net basis in the Company’s statements of operations, in that taxes billed to customers are not included as a component of net product sales, as per Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.

In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. In the E.U., Naglazyme is generally sold to the Company’s authorized European distributors or directly to hospitals, which act as the end users. Additionally, the Company receives revenue from named patient sales of Naglazyme in other countries, which are generally made to local distributors. Because of the pricing of Naglazyme and Kuvan, the limited number of patients and the customers’ limited return rights, Naglazyme and Kuvan customers and retailers generally carry a very limited inventory. Accordingly, the Company expects that sales related to Naglazyme and Kuvan will be closely tied to end-user demand.

The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product sales are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each period, and records any necessary adjustments to its reserves. The Company records fees paid to distributors as a reduction of revenue, in accordance with EITF Issue No. 01-09, “Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor’s Products)”.

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns of Naglazyme and Kuvan is required, including market exclusivity of the products based on their orphan

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

drug status, the patient population, the customers’ limited return rights and the Company’s joint venture’s experience of returns for Aldurazyme, which is a similar product. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2007, the Company has experienced no bad debts and had no allowance for doubtful accounts.

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

The Company established and maintained rebate reserves for amounts payable to managed care organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of the original sale. The rebate reserves were generally based on the Company’s best estimate of the expected prescription fill rate to these managed care organizations and state Medicaid patients. The estimates were developed using the product’s rebate history adjusted to reflect known and forecasted changes in the factors that impact such reserves. During 2006, the Company reduced its Orapred rebate reserves, which increased net revenues by $1.3 million for rebates related to product sold by the Company. The reduction was due to the sublicense of North American Orapred rights to Sciele, which reduced the Company’s liability for certain rebates. No significant adjustments were made to the Orapred rebate reserves during the year ended December 31, 2007.

Provisions for sales discounts and estimates for chargebacks and product returns were established as a reduction of product sales at the time such revenues were recognized. These revenue reductions were established by the Company’s management as its best estimate at the time of the original sale based on the product’s historical experience adjusted to reflect known and forecasted changes in the factors that impact such reserves. These revenue reductions were generally reflected either as a direct reduction to gross sales and accounts receivable through an allowance or as an addition to accrued expenses. The Company generally permits product returns only if the product is damaged or if it is returned near or after expiration. During 2006, the Company adjusted estimates of return liabilities primarily due to retail product demand realized in excess of previous estimates and the early settlement of product returns with a customer for an amount less than the previous estimate. This adjustment resulted in reserve reductions of approximately $1.2 million, which was recorded as an increase in revenue of $0.7 million for returns of product sold by the Company and $0.5 million of reduced expense for returns of product sold by the previous owner.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

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

Collaborative agreement revenues include $7.4 million and $6.9 million of the up-front license fee received from Merck Serono recognized as revenue during 2006 and 2007, respectively, and $11.3 million and $6.4 million of reimbursable Kuvan development costs, respectively. Collaborative agreement revenues in 2007 also includes the $15.0 million milestone payment received from Merck Serono upon acceptance of the Kuvan filing by the EMEA and recognized as revenue during the period.

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

The Company recognized $4.0 million in milestone revenue during the second quarter of 2007 as a result of the one-year anniversary of FDA approval for the marketing application of Orapred ODT. Although the receipt of the $4.0 million payment was based solely on the passage of time from FDA approval, the Company did not recognize the payment during the twelve-month period following approval because fee was not considered to be fixed or determinable until the due and payable date. In making this determination, management considered the extended one-year payment term and the related uncertain future product sales and the Company’s lack of experience with Sciele. In 2006, the Company recognized $11.5 million related to the initial FDA approval and commercial launch of Orapred ODT. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

(j) Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

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

The Company believes that regulatory approval of its product candidates is uncertain, and does not assume that products manufactured prior to regulatory approval will be sold commercially. As a result, inventory costs for product candidates are expensed as research and development until regulatory approval is obtained, at which time inventory is capitalized at the lower of cost or net realizable value.

(k) Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding common stock employee awards and contingent issuances of common stock related to convertible debt and acquisition payable. For all periods presented, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities include (in thousands):

	December 31,
	2005	2006	2007
Options to purchase common stock	6,969	10,374	11,413
Common stock issuable under convertible debt	8,920	14,075	26,361
Portion of acquisition payable in common stock at the option of the Company	798	525	243
Restricted share units	—	—	117
Potentially issuable common stock for ESPP purchases	432	429	311

Total	17,119	25,403	38,445

(l) Stock-Based Compensation

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

Expected volatility is based upon proportionate weightings of the historical volatility of the Company’s stock and the implied volatility of traded options on the Company’s stock. The expected life of options is based on observed historical exercise patterns, which can vary over time.

As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

If factors change and different assumptions are employed in the application of SFAS No. 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 3 for further discussion of the Company’s accounting for stock-based compensation.

(m) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There is a full valuation allowance against net deferred tax assets of $294.4 million at December 31, 2007. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made. For the years ended December 31, 2006 and 2007, the Company recognized $0.1 million and $0.7 million of income tax expense related to income earned in certain of the Company’s international subsidiaries. See Note 14 for further discussion of the Company’s income taxes.

(n) Derivative Instruments

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

(o) Fair Value of Financial Instruments

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

(p) Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, such as changes in unrealized gains and losses on the Company’s available-for-sale securities and changes in the Company’s cumulative foreign currency translation account. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 is included in the Company’s consolidated statements of stockholders’ equity. There were no tax effects allocated to any components of other comprehensive income during 2005, 2006 and 2007.

Comprehensive loss was approximately $73.9 million, $28.5 million and $15.6 million for the years ended December 31, 2005, 2006 and 2007, respectively, and included the following components of accumulated other comprehensive income (loss) (in thousands):

	Year ended December 31,
	2005	2006	2007
Net unrealized gain (loss) on available-for-sale securities	$346	$23	$(22)
Net foreign currency translation gain (loss)	1	(32)	186

Accumulated other comprehensive income (loss)	$347	$(9)	$164

(q) Restricted Cash

Restricted cash of $1.7 million and $2.9 million as of December 31, 2006 and 2007, respectively, includes $0.9 million and $2.4 million related to cash received for royalties pursuant to the Orapred sublicense agreement, respectively, which are restricted until August 2009, upon the stock purchase of Ascent Pediatrics from Medicis (see Note 4). Restricted cash also includes investments of $0.8 million and $0.5 million held by the Company’s Nonqualified Deferred Compensation Plan as of December 31, 2006 and 2007, respectively (see Note 20(c)).

(r) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The effect of this statement on the Company’s consolidated financial position, results of operations or cash flows will depend on the potential future business combinations subject to the statement.

In December 2007, the Financial Accounting Standards Board released SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009, and the interim periods within that fiscal year. Management does not expect the adoption of SFAS 160 to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

December 31, 2006 and 2007

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company had no material unrecognized tax benefits before or after the adoption of FIN 48. There was no effect on the Company’s consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. As of December 31, 2007, there was no accrued interest and penalties for unrecognized tax benefits. During 2007, there was no interest or penalties included as a component of tax expense for unrecognized tax benefits.

In September 2006, the Financial Accounting Standards Board released SFAS 157, “Fair Value Measurements” and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

(s) Reclassifications

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

Certain amounts in the year ended December 31, 2005 as reported in the Consolidated Statements of Cash Flows have been revised to reflect the portions of the Company’s unpaid acquisitions of property, plant and equipment included in accrued liabilities. Prior to the reclassification, the consolidated statements of cash flows

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

presented the Company’s purchases of property, plant and equipment for statement of cash flow purposes on an accrual basis whereby the balances for accounts payable and accrued liabilities used to calculate the changes for purposes of operating cash flows included unpaid amounts related to purchases of property, plant and equipment. In order to reflect the direct cash flows related to acquisitions of property, plant and equipment, $3.5 million was reclassified from Net Cash Used In Operating Activities to Net Cash Provided By (Used In) Investing Activities for the year ended December 31, 2005.

Additionally, approximately $1.7 million was reclassified from Other Assets to Restricted Cash on the consolidated balance sheet as of December 31, 2006.

Certain other items in the prior years’ consolidated financial statements have been reclassified to conform to the current presentation.

(3) STOCK-BASED COMPENSATION

Effective January 1, 2006, BioMarin began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share Based Payment”, as interpreted by SAB No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. BioMarin adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to all restricted stock and stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, the Company records expense related to shares issued under its employee stock purchase plan over the offering period.

The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. Prior to adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were required to be reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the year ended December 31, 2007, net excess tax benefits generated from option exercises were insignificant. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R and determined the amount to be insignificant. Pursuant to the income tax provisions included in SFAS 123R, the Company has elected the long method of computing its hypothetical additional paid-in capital pool.

Stock-based compensation expense for the year ended December 31, 2007 totaled $18.3 million, of which $10.7 million was included in selling, general and administrative expense, $7.0 million was included in research and development expense and $0.6 million of stock-based compensation was included in cost of goods sold. Stock-based compensation expense for the year ended December 31, 2006 totaled $9.6 million, of which $5.3 million was included in selling, general and administrative expense, $4.3 million was included in research and development expense and an insignificant amount was included in cost of goods sold. Stock-based compensation of $1.0 million and $1.7 million was capitalized into Naglazyme and Kuvan inventory for the year ended December 31, 2006 and 2007, respectively, and will be recognized as cost of goods sold when the related product

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

is sold. No stock compensation costs were recognized for the year ended December 31, 2005, which was prior to the Company’s adoption of SFAS No. 123R.

For stock options granted prior to the adoption of SFAS No. 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per share would have been as follows:

Year Ended December 31, 2005
Net loss as reported	$(74,270)
Add: Total stock based compensation expense determined under intrinsic value based method recognized in net loss as reported	327
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(10,184)

Pro forma net loss	$(84,127)

Net loss per common share as reported, basic and diluted	$(1.08)
Pro forma net loss per common share, basic and diluted	(1.22)

The following summarizes the weighted average assumptions used to determine the fair value of the stock options granted prior to the adoption of SFAS No. 123R, using the Black-Scholes option-pricing model:

Dates of grant	Interest rate	Expected dividend yield	Expected life	Expected volatility
January 1, 2005 to December 31, 2005	4.4%	0.00%	6 years	54%

Share Incentive Plan

BioMarin’s 2006 Share Incentive Plan, which was approved in June 2006 and replaces the Company’s previous stock option plans, provides for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date, as well as other forms of equity compensation. As of December 31, 2007, awards issued under the 2006 Share Incentive Plan include both stock options and restricted stock units. Stock option awards generally vest over a four-year period on a cliff basis six months after the grant date and then monthly thereafter. The term of the outstanding options is generally ten years. Options assumed under past business acquisitions generally vest over periods ranging from immediately upon grant to five years from the original grant date and have terms ranging from two to ten years. Restricted stock units granted to employees generally vest in a straight-line, annually over a four-year period after the grant date. Restricted stock units granted to directors generally vest in full one year after the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of December 31, 2007. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of BioMarin stock and the implied volatility of traded options on the Company’s stock for fiscal periods in which there is sufficient trading volume in options on the Company’s stock. The risk free interest rate is based on the

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that BioMarin has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Year Ended December 31,
Stock Option Valuation Assumptions	2006	2007
Expected volatility	52.2-57.9%	44.4-50.8%
Dividend yield	0.0%	0.0%
Expected life	4.9-5.3 years	5.2-5.5 years
Risk-free interest rate	4.4-5.1%	3.7-5.1%

The Company recorded $9.0 million and $16.8 million of compensation expense related to current period vesting of stock options for the year ended December 31, 2006 and 2007, respectively, recognized in accordance with SFAS No. 123R. As of December 31, 2007, there was $46.5 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.7 years.

A summary of stock option activity under all plans, including plans that were suspended upon adoption of the 2006 Share Incentive Plan, for the year ended December 31, 2007 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance as of December 31, 2006	10,374,194	$11.75
Granted	2,892,275	$18.39	$9.22
Exercised	(1,443,058)	$9.21			$19,178
Expired and Forfeited	(409,959)	$14.63

Balance as of December 31, 2007	11,413,452	$13.65		7.7	$248,285

Options expected to vest as of December 31, 2007	4,972,585	$15.39		8.8	$99,509
Exercisable as of December 31, 2007	5,379,694	$11.36		6.4	$129,334

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the end of the period. There were 11.4 million options that were in-the-money at December 31, 2007. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

As of December 31, 2007, the options outstanding consisted of the following:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.52 to 7.03	1,527,837	5.85	$5.93	1,104,829	$5.82
7.04 to 10.55	1,723,439	5.87	8.73	1,511,830	8.68
10.56 to 14.06	2,587,143	7.46	12.22	1,345,517	12.22
14.07 to 17.58	4,556,611	8.99	17.14	1,148,131	16.90
17.59 to 21.10	465,622	9.19	18.30	59,387	18.21
21.11 to 24.61	351,800	5.31	22.23	210,000	22.00
24.62 to 28.13	176,000	9.82	26.72	—	0.00
28.14 to 31.65	—	—	—	—	0.00
31.66 to 35.17	25,000	9.96	35.17	—	0.00

	11,413,452			5,379,694

A summary of non-vested restricted stock unit activity under the plan for the year ended December 31, 2007 is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2006	—	$—
Granted	116,625	17.39
Vested	—	—
Forfeited	—	—

Non-vested units as of December 31, 2007	116,625	$17.39

The Company recorded $0.3 million of compensation expense related to restricted stock units for the year ended December 31, 2007, recognized in accordance with SFAS No. 123R. There were no restricted stock unit grants prior to 2007 and therefore no compensation expense was recognized related to restricted stock units in previous years. As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost related to unvested restricted stock units. These costs are expected to be recognized over a weighted average period of 3.3 years.

At December 31, 2007, an aggregate of approximately 11.5 million unissued shares were authorized for future issuance under the Company’s stock plans, which include shares issuable under the Company’s 2006 Share Incentive Plan and the Company’s Employee Stock Purchase Plan. Awards under the 2006 Share Incentive Plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan. Awards that expire or are cancelled under the Company’s suspended 1997 Stock Plan or 1998 Director Option Plan may not be reissued.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

Employee Stock Purchase Plan

Under BioMarin’s Employee Stock Purchase Plan, which was approved in June 2006 and replaces the Company’s previous plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or each purchase date of the offering period. Each offering period will span up to two years. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The Employee Stock Purchase Plan has been treated as a compensatory plan. The Company recorded compensation expense of $0.6 million and $1.4 million related to the Employee Stock Purchase Plan in the year ended December 31, 2006 and 2007, respectively.

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

	Year Ended December 31,
Employee Stock Purchase Plan	2006	2007
Expected volatility	44-55%	44-54%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	2.7 to 5.2%	3.8-5.2%

(4) ASCENT PEDIATRICS TRANSACTION

In 2004, the Company acquired the Orapred product line from Ascent Pediatrics, a wholly owned subsidiary of Medicis Pharmaceutical Corporation (Medicis). The transaction provided the Company with financial and strategic benefits, primarily the addition of a commercial product and a commercial infrastructure. In July 2005, the Company reduced the Orapred sales force through the elimination of 52 positions. In January 2005, the agreements related to the transaction were amended due to a settlement of a dispute with Medicis and the acquisition obligation was reduced. The effect of these amendments totaled $21.0 million and was recorded in the first quarter of 2005 as a reduction of the acquisition obligation and goodwill. Medicis also agreed to pay the Company $6.0 million for Orapred returns, all of which was received in 2005. In March 2006, the Company entered into a license agreement with Alliant Pharmaceuticals, Inc., which was recently acquired by Sciele Pharma, Inc. (Sciele) for the continued sale and commercialization of Orapred and other Orapred formulations then under development. See Note 5 additional details of the sublicense.

Medicis agreed to make available to the Company a convertible note of up to $25.0 million beginning July 1, 2005, based on certain terms and conditions, including a change of control provision. Advances under the convertible note are convertible into shares of the Company’s common stock at a conversion price equal to the average closing price of the stock for the 20 trading days prior to such advance. The convertible note, if drawn upon, matures in August 2009, but may be repaid by the Company, at the Company’s option, at any time prior to the maturity date. At the time of repayment, Medicis may elect to receive cash or convert the amount due into shares of the Company’s common stock. As of December 31, 2007, the Company has not made any draws on the note.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

The amended transaction agreements provided for total acquisition payments of $169.0 million payable to Medicis in specified amounts through 2009, of which $80.1 million remains payable as of December 31, 2007. The remaining payments to Medicis include a payment due in 2009 of $73.6 million, of which $8.6 million can be paid in cash or the Company’s common stock, at the Company’s option. The number of shares issuable in 2009, if the Company elects to pay in common stock, will be based on the per share stock price at that time. The total acquisition cost, as amended, including transaction costs totaling approximately $3.5 million, acquired tangible assets and operating liabilities, and the $6.0 million reimbursement for product returns discussed above, was $168.0 million. The remaining payments to Medicis are payable as follows (in thousands):

As of December 31, 2007
2008	$6,500
2009	73,600

Total	$80,100

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

The product technology is the only intangible asset subject to amortization and represents the rights to the proprietary knowledge associated with Orapred. These rights include the right to develop, use, and market Orapred. The product technology is being amortized over Orapred’s estimated economic life of 3.5 years using the straight-line method of amortization and includes no estimated residual value. See Note 6(a) for further discussion of the Company’s acquired intangible assets.

In-process research and development represented the fair value of the two additional proprietary formulations of Orapred that were under development at the time of the transaction but which had not yet been completed.

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

December 31, 2006 and 2007

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

Pursuant to the agreement, Sciele paid BioMarin $2.5 million as consideration for executing the agreement, and agreed to make additional milestone payments of $15.5 million based on the approval and successful commercial launch of Orapred ODT. In 2006, the Company recognized $11.5 million related to the initial FDA approval and commercial launch of Orapred ODT. During the year ended December 31, 2007, the Company recognized $2.3 million in royalty revenues from Orapred product sold by the sublicensee and $4.0 million in milestone revenue as a result of the one-year anniversary of FDA approval for the marketing application for Orapred ODT. Although the receipt of the $4.0 million payment was based solely on the passage of time from FDA approval, the Company did not recognize the payment during the twelve-month period following approval because fee was not considered to be fixed or determinable until the due and payable date. In making this determination, management considered the extended one-year payment term and the related uncertain future product sales and the Company’s lack of experience with Sciele.

(6) INTANGIBLE ASSETS AND GOODWILL

(a) Orapred Intangible Assets

Acquired intangible assets relate to the Ascent Pediatrics transaction completed during May 2004 (Note 4) and consist of the Orapred product technology as of December 31, 2007. The gross and net carrying value of the Orapred product technology were as follows (in thousands):

	December 31,
	2006	2007
Gross value	$20,437	$20,437
Accumulated amortization	(8,782)	(13,152)

Net carrying value	$11,655	$7,285

The Company completed its 2007 annual impairment test during the fourth quarter of 2007 and determined that no impairment of the acquired intangible assets existed as of December 31, 2007. Upon execution of the sublicense of the North American rights of Orapred in March 2006, which was determined to be a triggering event according to SFAS No. 144, the Company performed an impairment test and determined that no impairment of intangible assets existed.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

The amortizable life was revised from 15 years following the execution of the sublicense for the North American rights to Orapred, which includes an asset transfer of the underlying intangible assets in August 2009. Accordingly, the Orapred product technology is being amortized on a straight-line basis over the 3.5 year period until the assets are transferred to Sciele in 2009. The Company will continue to receive royalties on net sales of Orapred by Sciele subsequent to the asset transfer. The estimated amortization expense associated with the revised amortizable life of the Orapred product technology is as follows (in thousands):

As of December 31, 2007
2008	4,371
2009	2,914

Total	$7,285

Amortization expense for the year ended December 31, 2007 was $4.4 million, as compared to amortization expense for the year ended December 31, 2006 of $3.7 million.

(b) Kuvan Intangible Asset

Kuvan intangible assets relate to license payments made to third parties as a result of the FDA approval of Kuvan in December 2007. At December 31, 2007, Kuvan intangible assets totaled a gross value of $2.3 million. Amortization expense during the year ended December 31, 2007 was insignificant.

(c) Goodwill

Goodwill as of December 31, 2007 relates to the Ascent Pediatrics transaction completed during May 2004 (Note 4). The aggregate amount of goodwill acquired in the transaction was approximately $21.3 million, which reflects the reduction for the settlement of the dispute with Medicis during the first quarter of 2005. Using the reporting unit basis required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed an impairment test during March 2006, upon execution of the sublicense of North American rights, which was determined to be a triggering event according to SFAS No. 142. The Company determined that no impairment of goodwill existed as of March 2006. The Company also completed its annual impairment analysis using the same methodology and determined that no impairment existed as of December 31, 2007. Following the sublicense of North American rights of Orapred in March 2006, the Company has concluded it only has one reporting unit. Whether or not goodwill will be impaired in the future is dependent upon the future estimated fair value of the Company.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

(7) JOINT VENTURE

(a) Joint Venture Financial Data

The results of the joint venture’s operations for the years ended December 31, 2005, 2006 and 2007, are presented in the table below (in thousands). Effective January 2008, the Company restructured its relationship with Genzyme (see Note 11 (a) for further information). Equity in the income of BioMarin/Genzyme LLC represents the Company’s 50% share of the joint venture’s income for the periods presented prior to the restructuring.

	Year ended December 31,
	2005	2006	2007
Revenue	$76,417	$96,291	$123,671
Cost of goods sold	16,089	23,173	26,877

Gross profit	60,328	73,118	96,794
Operating expenses	36,906	35,262	36,510

Income from operations	23,422	37,856	60,284
Other income	254	692	766

Net income	$23,676	$38,548	$61,050

Equity in the income of BioMarin/Genzyme LLC	$11,838	$19,274	$30,525

At December 31, 2006 and 2007, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31,
	2006	2007
Assets	$71,192	$98,340
Liabilities	(8,278)	(8,577)

Net equity	$62,914	$89,763

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$31,457	$44,881

As a result of the restructuring, beginning on January 1, 2008, instead of recording its 50% share of the net Aldurazyme profits through Equity in the Income of BioMarin/Genzyme LLC, the Company expects to present its Aldurazyme-related transactions under the terms of the restructuring agreements with Genzyme. Pursuant to the terms of the restructuring agreements, the Company will recognize royalty revenue related to third-party net sales by Genzyme and revenue related to product transfers to Genzyme to meet future product demand. The Company will also present the related cost of sales and operating expenses as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC subsequent to the restructuring will include BioMarin’s 50% share of the net loss of BioMarin/Genzyme LLC related to intellectual property management and ongoing research and development activities.

(b) Joint Venture Critical Accounting Policies

Revenue recognition—BioMarin/Genzyme LLC recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

reasonably assured. Revenue transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents.

The timing of product shipment and receipts can have a significant impact on the amount of Aldurazyme revenue that the Company recognizes in a particular period. Also, Aldurazyme is sold in part through distributors. Inventory in the distribution channel consists of inventory held by distributors, and inventory held by retailers, such as pharmacies and hospitals. Aldurazyme revenue in a particular period can be impacted by increases or decreases in distributor inventories. If distributor inventories increased to excessive levels, the Company could experience reduced royalty revenue in subsequent periods. To determine the amount of Aldurazyme inventory in the U.S. distribution channel, BioMarin/Genzyme LLC receives data on sales and inventory levels directly from its primary distributors for the product.

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

Inventory—BioMarin/Genzyme LLC values inventories at the lower of cost or fair value. BioMarin/Genzyme LLC determines the cost of raw materials using the average cost method and the cost of work in process and finished goods using the specific identification method. BioMarin/Genzyme LLC analyzes its inventory levels quarterly and writes down to its net realizable value inventory that has expired, become obsolete, has a cost basis in excess of its expected net realizable value, or is in excess of expected requirements. If actual market conditions are less favorable than those projected by Genzyme, future inventory write-offs may be required. BioMarin/Genzyme LLC capitalizes inventory produced for commercial sale.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2006 and December 31, 2007, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2007
Accounts payable	$2,285	$1,169
Accrued accounts payable	13,901	27,377
Accrued vacation	2,109	2,820
Accrued compensation	6,302	9,931
Accrued interest and taxes	1,305	2,533
Accrued royalties	819	1,329
Other accrued expenses	996	1,154
Accrued rebates	819	1,816
Acquired rebates and returns reserve	906	743
Returns reserve	2,633	61
Short-term portion of deferred compensation liability	—	859
Current portion of deferred rent	91	115

	$32,166	$49,907

As of December 31, 2006 and December 31, 2007, other long-term liabilities consisted of the following (in thousands):

	December 31,
	2006	2007
Long-term portion of deferred rent	$1,234	$1,635
Long-term portion of deferred compensation liability	844	447

Total other long-term liabilities	$2,078	$2,082

As of December 31, 2006 and December 31, 2007, inventory consisted of the following (in thousands):

	December 31,
	2006	2007
Kuvan raw materials	$—	$1,120
Kuvan work in process	—	198
Naglazyme raw materials	2,747	4,596
Naglazyme work in process	13,305	14,215
Naglazyme finished goods	9,023	12,316

Total inventory	$25,075	$32,445

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

A rollforward of significant estimated revenue dilution reserves is as follows (in thousands):

	Balance at beginning of period	Provision for current period sales	Provision/ (Reversals) for prior period sales	Actual charges related to current period sales	Actual charges related to prior period sales	Balance at end of period
Year ended December 31, 2006:
Returns reserve	$6,014	$42	$118	$—	$(3,541)	$2,633
Accrued rebates	1,751	1,187	(1,323)	(603)	(193)	819
Reserve for cash discounts	24	167	—	(150)	(20)	21
Year ended December 31, 2007:
Returns reserve	$2,633	$—	$(106)	$—	$(2,466)	$61
Accrued rebates	819	2,023	—	(941)	(85)	1,816
Reserve for cash discounts	21	298	—	(267)	(18)	34

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and December 31, 2007, consisted of (in thousands):

	December 31,		Estimated Useful Lives
Category	2006	2007
Leasehold improvements	$24,733	$33,583	Shorter of life of asset or lease term
Building and improvements	22,604	26,784	20 years
Manufacturing and laboratory equipment	16,045	19,403	5 years
Computer hardware and software	6,484	9,657	3 years
Office furniture and equipment	3,617	3,991	5 years
Land	4,259	4,259	Not applicable
Construction-in-progress	4,777	13,952	Not applicable

	$82,519	$111,629
Less: Accumulated depreciation	(27,053)	(34,811)

Total property, plant and equipment, net	$55,466	$76,818

Depreciation for the years ended December 31, 2005, 2006, and 2007 was, $7.7 million, $6.8 million and $7.8 million, respectively, of which $1.0, $1.5 million and $1.2 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s fixed asset purchases during the years ended December 31, 2005, 2006 and 2007 was insignificant.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

In January 2008, the Company purchased its previously leased office building located at 300 Bel Marin Keys Drive and will retain ownership ownership of all leasehold improvements made to the property. The purchase price of the facility was approximately $12.0 million, which was paid in cash in January 2008. As a result of the purchase, the Company expects to capitalize certain pre-existing deferred rent liabilities of approximately $0.5 million as part of the acquisition cost of the building.

(10) CONVERTIBLE DEBT

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

In connection with the placement of the April 2007 debt, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.6 million of amortization expense during the year ended December 31, 2007.

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

In connection with the placement of the 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.6 million and $0.8 million of amortization expense during the year ended December 31, 2006 and 2007, respectively.

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

Interest expense for the years ended December 31, 2005, 2006 and 2007 was, $11.9 million, $16.7 million and $14.2 million, respectively, and included $5.4 million, $4.7 million and $4.5 million in imputed interest

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

expense related to the Company’s acquisition obligation, respectively. Capitalized interest related to the Company’s fixed asset purchases during the years ended December 31, 2005, 2006 and 2007 was insignificant.

(11) COLLABORATIVE AGREEMENTS

(a) Genzyme

As a result of the restructuring, beginning on January 1, 2008, instead of recording its 50% share of the net Aldurazyme profits through Equity in the Income of BioMarin/Genzyme LLC, the Company expects to present its Aldurazyme-related transactions under the terms of the restructuring agreements with Genzyme. Pursuant to the terms of the restructuring agreements, the Company will recognize royalty revenue related to third-party net sales by Genzyme and revenue related to product transfers to Genzyme to meet future product demand. The Company will also present the related cost of sales and operating expenses as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC subsequent to the restructuring will include BioMarin’s 50% share of the net loss of BioMarin/Genzyme LLC related to intellectual property management and ongoing research and development activities.

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

(b) Merck Serono

In May 2005, the Company entered into an agreement with Merck Serono S.A. (Merck Serono) for the further development and commercialization of BH4, both in Kuvan for PKU and for other indications, and PEG-PAL (phenylalanine ammonia lyase). Through the agreement and subsequent amendment, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S., Canada and Japan, and BioMarin retained exclusive rights to market these products in the U.S. and Canada. The Company and Merck Serono will generally share equally all development costs following successful completion of Phase 2 trials for each product candidate in each indication. BioMarin and Merck Serono are individually responsible for the costs of commercializing the products within their respective territories. Merck Serono will also pay BioMarin royalties on its net sales of these products.

In September 2007 the Company licensed to Asubio Pharma Co., Ltd. (a subsidiary of Daiichi Sankyo) exclusive rights to data and intellectual property contained in the Kuvan new drug application. The Company will receive a milestone payment for approval and royalties on net sales of the product.

Pursuant to the agreement, Merck Serono paid BioMarin $25.0 million as consideration for executing the agreement, and will make additional milestone payments of up to $232.0 million based on the successful development and approval of both products in multiple indications, including $45.0 million associated with Kuvan for the treatment of PKU. The term of the agreement is the later of 10 years after the first commercial sale of the products or the period through the expiration of all related patents within the territories. As of December 31, 2006 and 2007, deferred revenue included $12.1 million and $5.2 million, respectively, related to

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

the remaining unamortized up-front license fee and accounts receivable included $3.1 million and $0.9 million, respectively, due from Merck Serono for reimbursable Kuvan development costs.

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

(14) INCOME TAXES

The Company has operated at a loss since its inception in 1997. As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $325.6 million and state net operating loss carryforwards of approximately $153.2 million. The Company also had federal research and development and orphan drug credit carryforwards of approximately $92.0 million as of December 31, 2007, and state research credit carryovers of approximately $17.0 million. The federal net operating loss and credit carryforwards expire at various dates beginning in the year 2011 through 2027, if not utilized. The state net operating loss carryforwards will begin to expire in 2012 and will completely expire in 2017 if not utilized. Certain state research credit carryovers will begin to expire in 2015 if not utilized with others carrying over indefinitely. The

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

Company also has net operating loss carryforwards of $5.1 million and research credit carryovers of $7.4 million in Canada that it currently does not expect to utilize.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2006	2007
Net deferred tax assets:
Net operating loss carryforwards	$132,163	$124,512
Credit and contribution carryforwards	93,960	118,208
Capitalized research expenses	16,521	4,240
Property, plant and equipment	8,076	8,280
Accrued expenses, reserves, and prepaids	3,623	3,906
Intangible assets	30,161	35,263
Deferred revenue	5,311	2,137
Other	4,834	135

Gross deferred tax assets	$294,649	$296,681
Deferred tax liability related to joint venture basis difference	$(1,667)	$(2,280)
Valuation allowance	(292,982)	(294,401)

Net deferred tax assets	$—	$—

A full valuation allowance is maintained to reduce the Company’s deferred tax assets to zero, as management believes that it is more likely than not that the deferred tax assets will not be realized, because ultimate profitability of the Company is uncertain as of December 31, 2007. The net valuation allowance increased by $31.8 million and $1.4 million during the years ended December 31, 2006 and 2007, respectively.

As of December 31, 2007, approximately $17.6 million of the federal net operating loss carryforwards and $19.6 million of the state net operating loss carryforwards arose from the exercise of employee stock options which will be accounted for as an increase to additional paid-in-capital if and when realized.

For the years ended December 31, 2006 and 2007, the Company recognized $0.1 million and $0.7 million of income tax expense related to income earned in certain of the Company’s international subsidiaries. The Company had no current U.S. federal income tax expense and minimal current state income tax expense for the years ended December 31, 2005, 2006 and 2007. The reconciliations between the U.S. federal statutory tax rates to the Company’s effective tax rates are as follows:

	December 31,
	2005	2006	2007
Federal tax	35.0%	35.0%	35.0%
Permanent items	(6.4)%	(10.4)%	(55.0)%
General business credits	13.6%	26.9%	95.4%
Foreign income tax	—	(0.3)%	(4.8)%
Other	—	(0.4)%	0%
Valuation allowance	(42.2)%	(51.1)%	(75.4)%

Effective income tax rate	—	(0.3)%	(4.8)%

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

	December 31,
	2005	2006	2007
Federal income tax expense	$—	$—	$—
State income tax expense	—	—	—
Foreign income tax expense	—	74	729

Total income tax expense	$—	$74	$729

The Company adopted the provisions of Financial Accounting Standards (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, there was no effect to the opening balance of retained earnings, deferred taxes, and net assets in the balance sheet of fiscal year 2007. The Company had no material unrecognized tax benefits before or after the adoption of FIN 48.

The Company’s deferred tax assets as of December 31, 2007 may include potential uncertain tax positions, which if recognized would affect the Company’s effective tax rate; however no benefits have been recognized from the deferred tax assets due to a full valuation allowance.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. No interest or penalties have been recorded as of December 31, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities. Currently the Company has no pending or open tax return examinations or audits

In accordance with APB 23, deferred taxes have not been provided on the cumulative undistributed earnings approximating $0.9 million as of December 31, 2007, of certain foreign subsidiaries as such earnings have been permanently reinvested. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes.

(15) SHORT-TERM INVESTMENTS

At December 31, 2007, the principal amounts of short-term investments by contractual maturity are summarized in the table below (in thousands). All short-term investments were classified as available-for-sale at December 31, 2007.

	Contractual Maturity Date For the Years Ending December 31,			December 31, 2007
	2008	2009	Total Book Value	Unrealized Gain (Losses)	Aggregate Fair Value
Corporate securities	$88,324	$—	$88,324	$(99)	$88,225
Commercial paper	259,067	$—	259,067	155	259,222
U.S. Government agencies	9,798	—	9,798	6	9,804

Total	$357,189	$—	$357,189	$62	$357,251

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

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

At December 31, 2007, the aggregate amount of unrealized losses and related fair value of investments with unrealized losses were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate securities	$44,826	$(135)	$—	$—	$44,826	$(135)
Commercial paper	4,948	(1)	—	—	4,948	(1)
U.S. Government Agencies	—	—	—	—	—	—

Total	$49,774	$(136)	$—	$—	$49,774	$(136)

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of December 31, 2007. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the amortized cost.

At December 31, 2006, the aggregate amount of unrealized losses and related fair value of investments with unrealized losses were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate securities	$3,969	$(1)	$—	$—	$3,969	$(1)
Commercial paper	9,761	(1)	—	—	9,761	(1)
U.S. Government Agencies	—	—	—	—	—	—

Total	$13,730	$(2)	$—	$—	$13,730	$(2)

(16) DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into foreign currency forward contracts, which have a maturity of less than one year. These contracts have not been designated as hedges and, accordingly, unrealized gains or losses on these contracts are reported in current earnings.

At December 31, 2007, the Company had net outstanding foreign exchange forward contracts to sell $13.7 million, comprised of sell contracts of $15.0 million of equivalent Euros and $4.2 million of equivalent

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

British Pounds and buy contracts of $5.4 million of equivalent Euros, all of which have a term of less than 3 months. The notional settlement value of all foreign currency forward contracts outstanding as of December 31, 2007 was $12.9 million.

None of the Company’s forward exchange contracts are designated as hedges under SFAS No. 133. As a result, the fair value changes of all contracts are reported in earnings as foreign exchange gain or loss. For the year ended December 31, 2007, approximately $1.0 million of net loss has been included in the Company’s consolidated statement of operations with respect to these forward exchange contracts, as compared to $0.3 million as of December 31, 2006.

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

2008	$3,815
2009	3,867
2010	4,005
2011	3,768
2012	3,581
Thereafter	3,171

$22,207

Rent expense for the years ended December 31, 2005, 2006, and 2007 was $3.7 million, $3.1 million and $3.9 million, respectively. Deferred rent accruals were $1.7 million, of which $0.1 million was current, at December 31, 2007, and $1.3 million, of which $0.1 million was current, at December 31, 2006.

(b) Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain research and development activities. These amounts are included as research and development expenses as services are provided.

The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums. As of December 31, 2007, such minimum annual commitments are approximately $0.4 million.

(c) Contingencies

From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

cash flows, financial condition or results of operations. The Company is also subject to contingent payments totaling approximately $62.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

There have been several lawsuits filed in Brazil alleging that the Company’s joint venture with Genzyme and/or the affiliates of the joint venture are contractually obligated to provide Aldurazyme at no cost to several patients in Brazil. The joint venture and/or its affiliates are vigorously defending against these actions. The joint venture and management of the Company are not able to predict the outcome of these cases or estimate with certainty the amount or range of any possible loss the joint venture might incur if the joint venture and/or its affiliates do not prevail in the final, non-appealable determination of these matters.

(18) RELATED-PARTY TRANSACTIONS

During 2005, an officer of the Company held an adjunct faculty position with LA Biomedical, formerly known as Harbor-UCLA Research Educational Institute, for purposes of conducting research. LA Biomedical licenses certain intellectual property and provides other research services to the Company. The Company is also obligated to pay LA Biomedical royalties on future sales of products covered by the license agreement. The Company’s joint venture with Genzyme is subject to a second agreement with LA Biomedical that requires the joint venture to pay LA Biomedical a royalty on sales of Aldurazyme through November 2019, of which the officer is entitled to certain portions, based on the sales level per the terms of the agreement. The license agreement was effective before the officer was a BioMarin employee. Pursuant to these agreements, the officer was entitled to approximately $1.1 million and $1.4 million related to Aldurazyme during 2006 and 2007, respectively.

(19) DAIICHI SUNTORY PHARMA LICENSE

In May 2005, the Company entered into a license agreement with Daiichi Suntory Pharma Co., Ltd. (Daiichi Suntory Pharma) whereby the Company obtained the exclusive worldwide rights, excluding Japan, for the use of tetrahydrobiopterin (6R- BH4) to treat the endothelial dysfunction that causes vascular complications in diabetes, cardiovascular and other diseases. 6R- BH4 is the active pharmaceutical ingredient in Kuvan. BioMarin paid Daiichi Suntory Pharma $3.3 million in connection with the license, which was included in research and development expense during 2005 as management determined there was no alternative future use for the license at the time of the transaction. In December 2007, Biomarin recorded a liability to Daiichi Suntory Pharma for approximately $2.2 million as a result of FDA approval of Kuvan. This transaction was capitalized as an intangible asset and will be amortized over the useful life of the Kuvan product.

In September 2007 the Company licensed to Asubio Pharma Co., Ltd. (a subsidiary of Daiichi Sankyo) exclusive rights to data and intellectual property contained in the Kuvan new drug application. The Company will receive a milestone payment for approval and royalties on net sales of the product.

(20) COMPENSATION AGREEMENTS AND PLANS

(a) Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon written prior notice, or by the officer upon four weeks’ prior written notice to the Company.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

(b) 401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of Participant’s contributions up to a maximum of the lesser of 2% of the employee’s annual compensation or $4,000 per year. The Company’s matching contribution vests over four years from employment commencement and was approximately $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2005, 2006 and 2007, respectively. Employer contributions not vested upon employee termination are forfeited.

(c) Deferred Compensation Plan

In December 2005, the Company adopted the BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees, including management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, and members of the Board the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. The recorded cost of any investments will approximate fair value. Investments of $0.8 million and $0.5 million and the related deferred compensation liability of $0.8 million and $0.5 million were recorded as of December 31, 2006 and 2007, respectively. The change in market value was insignificant for the years ended December 31, 2006 and 2007.

(21) SUPPLEMENTAL CASH FLOW INFORMATION

The following significant non-cash transactions took place in the periods presented (in thousands):

	Years Ended December 31,
	2005	2006	2007
Settlement of dispute with Medicis, net of discount	$22,648	$—	$—
Conversion of 3.5% convertible notes due 2008	—	73,560	51,440
Deferred offering costs reclassified to additional paid in capital as a result of the conversion of a portion of notes due in 2008	—	868	512
Change in accrued payables related to fixed asset additions	(3,529)	965	6,726
Stock-based compensation capitalized into inventory	—	1,006	1,710

Interest paid for the years ended December 2005, 2006 and 2007 was, $5.5 million, $9.6 million and $7.4 million, respectively.

Cash paid for income taxes for the years ended December 31, 2005, 2006 and 2007 was $0 million, $0 million and $0.4 million, respectively.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2007

(22) FINANCIAL INSTRUMENTS—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. Accounts receivable as of December 31, 2007 related to net product sales of Naglazyme and Kuvan. A significant portion of net product sales are made to a limited number of financially viable specialty pharmacies and distributors. The Company’s two largest customers accounted for 56% and 7% of net product sales, respectively, or 63% of the Company’s total net product sales of Naglazyme in aggregate for the year ended December 31, 2007. For 2007, net product sales of Naglazyme were $17.5 million from customers based in the U.S. and $68.7 million from customers based outside of the U.S, as compared to $15.5 million and $31.0 million for 2006, respectively. Significant specific concentrations of the Company’s total net product sales include net product sales of Naglazyme related to sales in Germany and France totaling $20.2 million and $10.0 million, respectively, for the year ended December 31, 2007, and $14.3 million and $5.4 million, respectively, for the year ended December 31, 2006.

The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances. The Company has not experienced any significant losses related to its financial instruments and management does not believe a significant credit risk existed at December 31, 2007.

(23) SUBSEQUENT EVENTS

In January 2008, the Company purchased its previously leased office building located at 300 Bel Marin Keys Drive.

Pursuant to the restructuring of the relationship with Genzyme, the Company received $16.5 million of cash and $27.0 million of inventory in February 2008 as distributions of its investment in the joint venture. See Note 7 for further information regarding the joint venture restructuring.

SCHEDULE II

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES VALUATION ACCOUNTS

Years ended December 31, 2006 and 2007

(in thousands)

	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2006:
Returns reserve	$6,014	$160	$(3,541)	$2,633
Accrued rebates	1,751	(137)	(795)	819
Reserve for cash discounts	24	167	(170)	21
Acquired returns reserve	100	590	(449)	241
Acquired rebates reserve	1,546	(389)	(491)	666

Year ended December 31, 2007:
Returns reserve	$2,633	$(106)	$(2,466)	$61
Accrued rebates	819	2,023	(1,026)	1,816
Reserve for cash discounts	21	298	(285)	34
Acquired returns reserve	241	(11)	(108)	122
Acquired rebates reserve	666	—	(45)	621