Form 10-Q
period 2008-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2008-08-06
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of registrant issuer as specified in its charter)

Delaware	68-0397820
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

105 Digital Drive, Novato, California	94949
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (415) 506-6700

_____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Yes   ☐     No   ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,569,962 shares common stock, par value $0.001, outstanding as of July 31, 2008.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2007 (1)	June 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$228,343	$252,209
Short-term investments	357,251	323,448
Accounts receivable, net	16,976	52,156
Advances to BioMarin/Genzyme LLC	2,087	248
Inventory	32,445	61,802
Other current assets	7,195	11,951

Total current assets	644,297	701,814
Investment in BioMarin/Genzyme LLC	44,881	315
Property, plant and equipment, net	76,818	105,199
Intangible assets, net	9,596	7,244
Goodwill	21,262	21,262
Restricted cash	2,889	5,008
Other assets	15,536	13,713

Total assets	$815,279	$854,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,907	$54,267
Current portion of acquisition obligation, net of discount	6,309	5,816
Deferred revenue	5,327	3,236
Other current liabilities	—	104

Total current liabilities	61,543	63,423
Convertible debt	497,375	497,245
Long-term portion of acquisition obligation, net of discount	66,553	65,752
Other long-term liabilities	2,082	2,108

Total liabilities	627,553	628,528

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2007 and June 30, 2008; 97,114,159 and 99,208,948 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	97	99
Additional paid-in capital	794,917	828,434
Accumulated other comprehensive income (loss)	139	(575)
Accumulated deficit	(607,427)	(601,931)

Total stockholders’ equity	187,726	226,027

Total liabilities and stockholders’ equity	$815,279	$854,555

(1)	December 31, 2007 balances were derived from the audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2008

(In thousands, except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
Net product revenues	$20,941	$60,458	$39,276	$118,083
Collaborative agreement revenues	3,505	2,509	7,652	4,975
Royalty and license revenues	4,438	1,207	4,795	1,513

Total revenues	28,884	64,174	51,723	124,571

Operating expenses:
Cost of sales	4,557	9,593	8,674	26,781
Research and development	19,186	23,755	37,345	41,383
Selling, general and administrative	17,295	25,203	33,555	48,872
Amortization of acquired intangible assets	1,093	1,093	2,185	2,185

Total operating expenses	42,131	59,644	81,759	119,221

Income (loss) from operations	(13,247)	4,530	(30,036)	5,350
Equity in the income (loss) of BioMarin/Genzyme LLC	6,550	(587)	12,713	(1,120)
Interest income	6,907	4,101	10,601	9,750
Interest expense	(3,720)	(4,081)	(6,055)	(8,193)

Income (loss) before income taxes	(3,510)	3,963	(12,777)	5,787
Provision for income taxes	354	153	380	291

Net income (loss)	$(3,864)	$3,810	$(13,157)	$5,496

Net income (loss) per share, basic	$(0.04)	$0.04	$(0.14)	$0.06

Net income (loss) per share, diluted	$(0.04)	$0.04	$(0.14)	$0.05

Weighted average common shares outstanding, basic	95,796	98,923	95,180	98,285

Weighted average common shares outstanding, diluted	95,796	104,120	95,180	103,948

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2008

(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net income (loss)	$(13,157)	$5,496
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,351	8,320
Amortization of discount on short-term investments	(5,370)	(4,282)
Imputed interest on acquisition obligation	2,282	2,206
Equity in the (income) loss of BioMarin/Genzyme LLC	(12,713)	1,120
Stock-based compensation	8,506	11,865
Loss on disposals and impairment of property and equipment	9	—
Unrealized foreign exchange gain on forward contracts	(31)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,231)	(35,180)
Advances to BioMarin/Genzyme LLC	294	1,839
Inventory	(5,639)	(2,576)
Other current assets	(1,268)	(4,756)
Other assets	(1,096)	(1,621)
Accounts payable and accrued liabilities	(1,539)	4,442
Other liabilities	1,199	291
Deferred revenue	(3,452)	(2,091)

Net cash used in operating activities	(26,855)	(15,027)

Cash flows from investing activities:
Purchase of property and equipment	(6,828)	(32,332)
Maturities and sales of short-term investments	242,906	444,406
Purchase of short-term investments	(420,536)	(406,668)
Distributions from BioMarin/Genzyme LLC	10,900	16,679
Settlement of forward contracts	(95)	(1,215)

Net cash provided by (used in) investing activities	(173,653)	20,870

Cash flows from financing activities:
Proceeds from ESPP and exercise of stock options	3,516	21,523
Net proceeds from convertible debt offering	316,340	—
Repayment of acquisition obligation	(3,500)	(3,500)

Net cash provided by financing activities	316,356	18,023

Net increase in cash and cash equivalents	$115,848	$23,866

Cash and cash equivalents:
Beginning of period	$89,162	$228,343

End of period	$205,010	$252,209

Supplemental cash flow disclosures:
Cash paid for interest	$2,156	$5,210
Cash paid for income taxes	153	103
Stock-based compensation capitalized into inventory	969	2,043
Depreciation capitalized into inventory	783	1,327
Supplemental non-cash investing and financing activities disclosures:
Conversion of convertible notes	$51,490	$129
Distribution of inventory resulting from the joint venture restructure	—	26,780
Deferred offering costs reclassified to additional paid in capital as a result of convertible notes	512	4
Changes in accrued liabilities related to fixed assets	103	854
Equipment acquired through capital lease	—	313

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin®) develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin received marketing approval for Naglazyme ® (galsulfase) in the U.S. in May 2005, and in the E.U. in January 2006. Aldurazyme ® (laronidase) has been approved in the U.S and E.U. and is marketed by Genzyme Corporation (Genzyme). Effective January 2008, the Company restructured its relationship with Genzyme as discussed in Note 4. In December 2007, Kuvan ® (sapropterin dihydrochloride) received marketing approval in the U.S. The Company is incorporated in the state of Delaware.

Through June 30, 2008, the Company had accumulated losses of approximately $601.9 million. Management believes that the Company’s cash, cash equivalents and short-term investments at June 30, 2008 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enter into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance net future cash needs primarily through its current cash, cash equivalents and short-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. In April 2007, the Company raised approximately $316.4 million in net proceeds from a public offering of senior subordinated convertible debt due in 2017.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the Securities and Exchange Commission (SEC) requirements for interim reporting. However, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(d) Short-Term Investments

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income/loss. Short-term investments are comprised mainly of corporate securities, commercial paper, federal agency investments and money market funds. As of June 30, 2008, the Company had no held-to-maturity investments.

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

Stock-based compensation of $1.1 million and $2.0 million was capitalized into inventory for the three and six months ended June 30, 2008, respectively, compared to $0.6 million and $1.0 million capitalized into inventory for the three and six months ended June 30, 2007, respectively.

See Note 5 for further information on inventory balances as of December 31, 2007 and June 30, 2008.

(f) Investment in and Advances to BioMarin/Genzyme LLC and Equity in the Income (Loss) of BioMarin/Genzyme LLC

Effective January 1, 2008, the Company restructured its relationship with Genzyme (see Note 4 for further information). The Company accounts for its remaining investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 50% share of the income of the joint venture, and a reduction in its investment for its 50% share of any losses of the joint venture or disbursements of profits from the joint venture. Equity in the income (loss) of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss/income for the period. Advances to BioMarin/Genzyme LLC include the current receivable from the joint venture for the reimbursement related to services provided to the joint venture by the Company and the investment in BioMarin/Genzyme LLC includes the Company’s share of the net equity of the joint venture.

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred. See Note 6 for further information on property, plant and equipment balances as of December 31, 2007 and June 30, 2008.

Certain of the Company’s operating lease agreements include scheduled rent escalations over the lease term, as well as tenant improvement allowances. The Company accounts for these operating leases in accordance with Statement of Financial Accounting Standard (SFAS) No. 13, Accounting for Leases, and Financial Accounting Standards Board (FASB) Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the lease term. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. The tenant improvement allowances and free rent periods are recognized as a credit to rent expense over the lease term on a straight-line basis.

(h) Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company’s revenues consist of net product revenues from Naglazyme and Kuvan and, starting January 1, 2008, Aldurazyme, revenues from its collaborative agreement with Merck Serono and other license and royalty revenues. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Net Product Revenue—The Company recognizes net product revenue from Aldurazyme, Naglazyme and Kuvan when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents. Amounts collected from customers and remitted to governmental authorities, which are primarily comprised of value-added taxes (VAT) related to Naglazyme sales in foreign jurisdictions, are presented on a net basis in the Company’s statements of operations, in accordance with Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, in that taxes billed to customers are not included as a component of net product sales.

The Company began recognizing revenue related to Aldurazyme in the first quarter of 2008, effective with the restructuring of the Company’s Aldurazyme joint venture with Genzyme (see Note 4 for further information). According to the terms of the joint venture restructuring, BioMarin receives a 39.5 to 50 percent royalty on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in net product revenue in the consolidated statements of operations. In addition, the Company recognizes product transfer revenue when product is shipped to Genzyme as all of the Company’s performance obligations are fulfilled at that point. The amount of product transfer revenue will eventually be deducted from royalties earned when the product is sold by Genzyme. The Company records the Aldurazyme royalty revenue based on net sales information provided by Genzyme and records product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with SAB 104 and the terms of the related agreements with Genzyme. As of June 30, 2008, accounts receivable included $7.7 million of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme.

The Company sells Naglazyme worldwide and sells Kuvan in the U.S. In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. In the E.U., Naglazyme is sold to the Company’s authorized European distributors or directly to hospitals, which act as the end-users. Additionally, the Company receives revenue from sales of Naglazyme in other countries, which are generally made to distributors or directly to hospitals. Because of the pricing of Naglazyme and Kuvan, the limited number of patients and the customers’ limited return rights, Naglazyme and Kuvan customers and retailers generally carry a very limited inventory. Accordingly, the Company expects that sales related to Naglazyme and Kuvan will be closely tied to end-user demand.

The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product sales are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each period, and records any necessary adjustments to its reserves. The Company records fees paid to distributors as a reduction of revenue, in accordance with EITF Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of a Vendor’s Products).

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and the Company’s experience with returns. Genzyme’s return rights for Aldurazyme are generally limited to product defects. Based on these factors, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required. The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2008, the Company has experienced no significant bad debts and the recorded allowance for doubtful accounts was insignificant.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Collaborative agreement revenues during the three and six months ended June 30, 2008 include $1.5 million and $3.0 million, respectively, of the up-front license fee received from Merck Serono recognized as revenue and $1.0 million and $2.0 million of reimbursable Kuvan development costs incurred during the three and six months ended June 30, 2008, respectively. Collaborative agreement revenues during the three and six months ended June 30, 2007 include $1.8 million and $3.6 million, respectively, of the up-front license fee received from Merck Serono recognized as revenue and $1.7 million and $4.1 million of reimbursable Kuvan development costs incurred during the three and six months ended June 30, 2007, respectively. Amortization of the up-front license fee received from Merck Serono and recognized as revenue decreased during the second quarter and first six months of 2008 compared to the same period in 2007 due primarily to the changes in the amortization period.

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

Royalty and license revenues include royalty revenues from Orapred product sold by the sublicensee of $1.2 million and $1.5 million for the three and six months ended June 30, 2008, respectively, compared to $0.4 million and $0.8 million for the three and six month periods ended June 30, 2007, respectively. There is no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

The Company recognized the $4.0 million milestone in the second quarter of 2007 as a result of the one year anniversary of FDA approval for the marketing application of Orapred ODT. Although the receipt of the $4.0 million payment was based solely on the passage of time from the FDA approval, the Company did not recognize the payment during the twelve-month period following approval because the fee was not considered to be fixed or determinable until it became due and payable. In making this determination, management considered the extended one-year payment term, the related uncertain future product sales, and the Company’s lack of experience with Sciele. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

(i) Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. In instances where the Company enters into agreements with third parties for research and development activities, costs are expensed upon the earlier of when goods are received or as services are performed. The accounting for amounts due under arrangements that include upfront payments and payments upon the completion of milestones are evaluated based on the nature of the underlying service and whether there is an alternative future use in other research and development projects. When non-refundable amounts are paid in advance of future services, the cost is capitalized and expensed as the services are performed. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the vendors that perform the activities.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(j) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income/loss by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive. Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under our Employee Stock Purchase Plan (ESPP), restricted stock and contingent issuances of common stock related to convertible debt and acquisition obligation payable. For the three and six months ended June 30, 2007, such potential shares of common stock were excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Potentially dilutive securities for the three and six months ended June 30, 2007 include (in thousands):

June 30, 2007
Options to purchase common stock	12,187
Common stock issuable under convertible debt	26,361
Portion of acquisition payable in common stock at the option of the Company	479
Potentially issuable common stock for ESPP purchases	330
Potentially issuable restricted stock	114

Total	39,471

The following represents a reconciliation from basic weighted shares outstanding to diluted weighted shares outstanding and the earnings per share for the three and six months ended June 30, 2008 (in thousands, except per share data):

	For the Three Months Ended June 30, 2008			For the Six Months Ended June 30, 2008
	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income	$3,810	98,923	$0.04	$5,496	98,285	$0.06

Effect of dilutive shares:
Stock options using the treasury method		4,702			5,163
Portion of acquisition payable in common stock at the option of the Company		297			297
Potentially issuable restricted stock		80			83
Potentially issuable common stock for ESPP		118			120

Diluted Earnings Per Share:
Net Income	$3,810	104,120	$0.04	$5,496	103,948	$0.05

In addition to the options included in the above table, options to purchase approximately 1.5 million and 0.9 million shares of common stock were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive during the period using the treasury stock method. These options were anti-dilutive because the fair value of the Company’s stock exceeded the assumed proceeds. Additionally, approximately 26.4 million of the underlying shares of the Company’s convertible debt were not included in the diluted average common shares outstanding because they were antidilutive during both the three and six months ended June 30, 2008 using the “if-converted” method whereby the related interest expense on the convertible debt is added to net income for the period.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

As stock-based compensation expense recognized in the consolidated statements of operation is based on awards expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

If factors change and different assumptions are employed in the application of SFAS No. 123R, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 3 for further discussion of the Company’s accounting for stock-based compensation.

(l) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There was a full valuation allowance against net deferred tax assets of $294.4 million at December 31, 2007. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease income in the period such adjustment was made. For the three and six months ended June 30, 2008, the Company recognized $0.2 million and $0.3 million of income tax expense related to income earned in certain of the Company’s international subsidiaries, respectively compared to $0.4 million in both the three and six months ended June 30, 2007. Despite the Company’s recording net income during the second quarter and first half of 2008, the Company’s analysis under FASB Interpretation No. 18, Accounting for Income Taxes In Interim Periods (An Interpretation of APB Opinion No. 28) resulted in a projected ordinary loss for 2008 due to the exclusion of uncertain development milestone revenue and other permanent and temporary differences between book and tax income. Therefore the Company has not recorded current U.S. Federal or state income tax expense and has not released the valuation allowance against net deferred tax assets.

(m) Recent Accounting Pronouncements

In December 2007, the FASB released SFAS No. 141(R), Business Combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would impact business combinations completed after January 1, 2009. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The effect of this statement on the Company’s consolidated financial position, results of operations or cash flows will depend on the potential future business combinations entered into by the Company that will be subject to the statement.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009, and the interim periods within that fiscal year. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is still evaluating the impact SFAS 161 will have on its consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, for periods completed after January 1, 2009. The Company does not expect that the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This Statement is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009. The Company is currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

(n) Accumulated Other Comprehensive Income (Loss)

Comprehensive income/loss includes net income/loss and certain changes in stockholders’ equity that are excluded from net income/loss, such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains and losses on foreign exchange hedges, and changes in the Company’s cumulative foreign currency translation account. There were no tax effects allocated to any components of other comprehensive income (loss) during the second quarters or first six months of 2007 or 2008.

Comprehensive income was approximately $2.9 million and $4.8 million for the three and six months ended June 30, 2008, respectively, compared to comprehensive loss of $3.9 million and $13.1 million for the three and six months ended June 30, 2007, respectively. Comprehensive income (loss) included the following changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net unrealized gain (loss) on available-for-sale securities	$(4)	$(534)	$16	$(321)
Net unrealized loss on foreign exchange hedges	—	(391)	—	(391)
Net foreign currency translation gain (loss)	2	(1)	2	(2)

Other comprehensive income (loss)	$(2)	$(926)	$18	$(714)

(o) Reclassifications and Adjustments

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

In the second quarter of 2008, the Company recorded an out of period adjustment to correct inventory and property, plant and equipment balances for sales taxes associated with purchases made between April 2007 and March 2008 that were erroneously expensed at the time of purchase. The correction reduced operating expenses by $1.2 million during the second quarter of 2008. The amounts capitalized into inventory will be recognized into cost of goods sold as the inventory is sold and the amounts capitalized into property, plant and equipment will be depreciated over the assets’ respective estimated useful lives. The Company determined that the impact of the adjustment was not material to prior periods or to the expected results for the year ended December 31, 2008, and as such the adjustment was recorded in the second quarter of 2008 under the provisions of Accounting Principles Board Opinion (APB) No. 28, Interim Financial Reporting.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(3) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2006 Share Incentive Plan and the ESPP. These plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 3 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2008. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s stock and the implied volatility of traded options on the Company’s stock for fiscal periods in which there is sufficient trading volume in options on the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. During the first six months of 2008, the Company granted 2.9 million stock options under the 2006 Share Incentive Plan, with a weighted average fair value of $38.28. The Company also granted approximately 42,000 options under the ESPP with a weighted average fair value of $19.11 during the first six months of 2008. The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under the Company’s ESPP for the three and six months ended June 30, 2007 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Stock options:
Weighted average fair value of common stock	$17.38	$38.44	$17.35	$38.32
Expected life	5.4 years	5.4 years	5.2 - 5.4 years	5.2 – 5.4 years
Volatility	49%	47%	48 - 49%	45 – 47%
Risk-free interest rate	5.1%	3.2%	4.7 – 5.1%	2.8-3.2%
Dividend yield	0%	0%	0%	0%

	Three and Six Months Ended June 30,
	2007	2008
ESPP:
Fair market value of common stock	$16.41	$37.61
Expected life	6 – 24 months	6 – 24 months
Volatility	49.3%	47.4%
Risk-free interest rate	5.0%	1.7 – 5.2%
Dividend yield	0%	0%

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Restricted Stock Units

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares underlying the RSU at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2007, the Company granted 114,750 RSUs with a fair market value of $17.33 pet share. For the six months ended June 30, 2008, the Company granted 157,630 RSUs with a fair market value of $38.45 per share.

Stock-based Compensation Expense

The compensation expense that has been included in the Company’s consolidated statement of operations for stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Cost of sales	$117	$392	$281	$589
Selling, general and administrative expense	2,583	3,497	4,634	6,206
Research and development	1,554	2,059	2,903	3,617

Total stock-based compensation expense	$4,254	$5,948	$7,818	$10,412

Stock-based compensation of $1.0 million and $2.0 million was capitalized into inventory for the six months ended June 30, 2007 and 2008, respectively. Capitalized stock-based compensation is recognized into cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(4) JOINT VENTURE

Effective January 2008, the Company and Genzyme restructured BioMarin/Genzyme LLC. Under the revised structure, the operational responsibilities for BioMarin and Genzyme did not significantly change, as Genzyme continues to globally market and sell Aldurazyme and BioMarin continues to manufacture Aldurazyme. As of January 1, 2008, instead of sharing all costs and profits equally through the 50/50 joint venture, Genzyme records sales of Aldurazyme to third party customers and pays BioMarin a tiered payment ranging from approximately 39.5 to 50 percent of worldwide net product sales depending on sales volume, which is recorded by BioMarin as product revenue. In addition, the Company recognizes product transfer revenue when product is shipped to Genzyme. The amount of product transfer revenue is deducted from royalties earned when the product is sold by Genzyme. Certain research and development activities and intellectual property related to Aldurazyme continues to be managed in the joint venture with the costs shared equally by BioMarin and Genzyme. Pursuant to the terms of the joint venture restructuring, the Company received distributions of $16.7 million of cash and $26.8 million of inventory from the joint venture in the first quarter of 2008.

The Company presents the related cost of sales and its Aldurazyme-related operating expenses as operating expenses in the consolidated statements of operations. Equity in the income (loss) of BioMarin/Genzyme LLC subsequent to the restructuring includes BioMarin’s 50% share of the net income/loss of BioMarin/Genzyme LLC related to intellectual property management and ongoing research and development activities. The results of the joint venture’s operations for the three and six months ended June 30, 2007 and 2008 are presented in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net product sales	$29,126	$—	$55,948	$—
Cost of goods sold	6,582	—	12,884	—

Gross profit	22,544	—	43,064	—
Operating expenses	9,586	1,305	17,952	2,428

Income (loss) from operations	12,958	(1,305)	25,112	(2,428)
Other income	142	131	313	188

Net income (loss)	$13,100	$(1,174)	$25,425	$(2,240)

Equity in the income (loss) of BioMarin/Genzyme LLC	$6,550	$(587)	$12,713	$(1,120)

At December 31, 2007 and June 30, 2008, the summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows (in thousands):

	December 31, 2007	June 30, 2008
Assets	$98,340	$1,628
Liabilities	(8,577)	(999)

Net equity	$89,763	$629

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$44,881	$315

The critical accounting policies of BioMarin/Genzyme LLC relevant to its operations prior to the restructuring are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(5) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2007 and June 30, 2008, short-term investments consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Corporate securities	$88,225	$47,077
Commercial paper	259,222	134,688
U.S. Government agency securities	9,804	141,683

Total short-term investments	$357,251	$323,448

As of December 31, 2007 and June 30, 2008, inventory consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Raw materials	$5,695	$9,789
Work in process	14,458	31,641
Finished goods	12,292	20,372

Total inventory	$32,445	$61,802

As of December 31, 2007 and June 30, 2008, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Accounts payable	$1,169	$2,847
Accrued accounts payable	27,377	26,324
Accrued vacation	2,820	3,661
Accrued compensation	9,931	11,021
Accrued interest and taxes	2,533	2,422
Accrued royalties	1,329	3,076
Other accrued expenses	1,154	1,748
Accrued rebates	1,816	2,930
Acquired rebates and returns reserve	743	107
Returns reserve	61	—
Short-term portion of deferred compensation liability	859	—
Current portion of deferred rent	115	131

Total accounts payable and accrued liabilities	$49,907	$54,267

As of December 31, 2007 and June 30, 2008, other long-term liabilities consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Long-term portion of deferred rent	$1,635	$1,140
Long-term portion of capital lease liability	—	191
Long-term portion of deferred compensation liability	447	777

Total other long-term liabilities	$2,082	$2,108

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and June 30, 2008, consisted of (in thousands):

Category	December 31, 2007	June 30, 2008	Estimated Useful Lives
Leasehold improvements	$33,583	$27,177	Shorter of life of asset or lease term
Building and improvements	26,784	54,558	20 years
Manufacturing and laboratory equipment	19,403	24,378	5 years
Computer hardware and software	9,657	11,923	3 years
Office furniture and equipment	3,991	4,007	5 years
Land	4,259	10,056	Not applicable
Construction-in-progress	13,952	13,057	Not applicable

Gross property, plant and equipment	$111,629	$145,156
Less: Accumulated depreciation	(34,811)	(39,957)

Total property, plant and equipment, net	$76,818	$105,199

Depreciation for the three and six months ended June 30, 2008 was $2.9 million and $5.3 million, respectively, of which $0.8 million and $1.3 million was capitalized into inventory, respectively. Depreciation for the three and six months ended June 30, 2007 was $1.9 million and $3.6 million, respectively, of which $0.4 million and $0.8 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases during the three and six months ended June 30, 2007 and 2008 was insignificant.

In January 2008, the Company purchased its previously leased laboratory/office building located at 300 Bel Marin Keys Drive for approximately $12.0 million. As a result of the purchase, the Company capitalized certain pre-existing deferred rent liabilities of approximately $0.5 million as a reduction to the acquisition cost of the building.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(7) CONVERTIBLE DEBT

In April 2007, the Company sold approximately $324.9 million of Senior Subordinated Convertible Notes due 2017. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. There is no call provision included and the Company is unable to unilaterally redeem the debt prior to maturity on April 23, 2017. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

In connection with the placement of the April 2007 debt, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt. The Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2008, respectively. Amortization expense was $0.2 million for both the three and six months ended June 30, 2007.

In March 2006, the Company sold $172.5 million of Senior Subordinated Convertible Notes due 2013. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. There is no call provision included and the Company is unable to unilaterally redeem the debt prior to maturity on March 29, 2013. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

In connection with the placement of the March 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2008, respectively. Amortization expense was $0.2 million and $0.4 million during the three and six months ended June 30, 2007, respectively. During the first six months of 2008, certain note holders voluntarily exchanged an insignificant number of convertible notes for shares of the Company’s common stock.

Interest expense for the three and six months ended June 30, 2008 was $4.1 million and $8.2 million, respectively, and each period included $1.1 million and $2.2 million, respectively, in imputed interest expense related to the Company’s acquisition obligation. Interest expense for the three and six months ended June 30, 2007 was $3.7 million and $6.1 million, respectively, and included $1.1 million and $2.3 million in imputed interest expense, respectively.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(8) DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency and Other Hedging Instruments

The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Economic and Accounting Hedging—Hedges of Forecasted Transactions

The Company uses forward foreign exchange contracts to hedge certain operational exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of our forecasted revenues being denominated in currencies other than the U.S. dollar, primarily the Euro. These foreign exchange contracts have durations of six months or less and are entered into in the normal course of business; as such they are not speculative.

All hedging relationships are formally documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows within the meaning of SFAS No. 133 to be a qualifying hedge. The effectiveness of the qualifying hedge contract, excluding the time value of money, is assessed quarterly using regression analysis. The Company records changes in the fair value of the derivative instruments designated as qualifying hedges of forecasted non-U.S. dollar revenue from product sales in other current assets and other current liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges is initially reported as a component of accumulated other comprehensive income/loss in stockholders’ equity, until the forecasted transaction occurs. When the forecasted transaction occurs this amount is reclassified into revenue. As of June 30, 2008 the Company expects the entire amount in other comprehensive income to be reclassified to earnings within twelve months. Any non-qualifying portion of the gains or losses resulting from changes in fair value, if any, is reported in the Company’s statement of operations in operating expenses.

In the event the underlying forecasted transaction does not occur, or it becomes remote that it will occur, the gain or loss on the related hedge is reclassified from accumulated other comprehensive income/loss to other income on the consolidated statement of income at that time. During the quarter, there were no such net gains or losses recognized.

As of June 30, 2008, the Company had open contracts totaling $21.2 million that qualified for hedge accounting, $0.4 million in other comprehensive income representing the anticipated loss to be reclassified to revenue over the next twelve months as the forecasted transactions occur. During the second quarter the Company recognized a net loss of $15,000 in revenue relating to hedged transactions which occurred. The ineffective portion of the gains or losses resulting from changes in fair value was insignificant. The loss representing time value excluded from the assessment of the hedge effectiveness was immaterial and is included in operating expense on the Company’s statement of operations.

The Company did not enter into any derivative transactions which qualified for hedge accounting under SFAS No. 133, as amended, prior to the second quarter of 2008.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(9) FAIR VALUE MEASUREMENTS

In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 involves observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 involves inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, which include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Level 3 involves unobservable inputs that reflect the reporting entity’s own assumptions. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities, other equity securities and foreign currency derivatives. The table below presents the fair value of these certain financial assets and liabilities determined using the inputs defined at June 30, 2008, by SFAS No. 157.

In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

	Fair Value Measurements (in thousands) at Reporting Date Using:
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and overnight deposits (1)	$252,209	$12,067	$240,142	$—
Corporate equity securities (2)	47,077	—	47,077	—
Government agencies (2)	141,684	—	141,684	—
Commercial paper (2)	134,687	—	134,687	—
Foreign currency derivatives (3)	36	—	36	—

Total	$575,693	$12,067	$563,626	$—

Liabilities:
Foreign currency derivatives (4)	$533	$—	$533	$—

Total	$533	$—	$533	$—

(1)	Included in cash and cash equivalents investments in the Company’s consolidated balance sheet.

(2)	Included in short-term investments in the Company’s consolidated balance sheet.

(3)	Included in other assets on the Company’s consolidated balance sheet.

(4)	Included in accrued expenses on the Company’s consolidated balance sheet.

Foreign currency derivatives include forward foreign exchange contracts for the Euro and the British Pound.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(10) REVENUE AND CREDIT CONCENTRATIONS

The Company considers there to be revenue concentration risks for regions where net product revenue exceed 10% of consolidated net product revenue. The concentration of the Company’s revenue within the regions below may expose the Company to a material adverse effect if sales in the respective regions were to experience difficulties. The table below summarizes revenue concentrations by region for the three and six months ended June 30, 2007 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Region:
United States	22%	51%	23%	55%
Europe	63%	28%	64%	27%
Latin America	5%	10%	5%	9%
Rest of World	10%	11%	8%	9%

Total Net Product Revenue	100%	100%	100%	100%

As of June 30, 2008, accounts receivable related to net product sales of Naglazyme and Kuvan and Aldurazyme product transfer and royalty revenues. On a consolidated basis, two customers accounted for 20% and 44% of the June 30, 2008 accounts receivable balance. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

(11) SUBSEQUENT EVENT

On July 21, 2008, the Company entered into an exclusive worldwide licensing agreement with Summit plc (Summit) related to Summit’s preclinical product candidate SMT C1100 and follow-on molecules, which are being developed to treat the fatal genetic disorder Duchenne muscular dystrophy (DMD). Under the terms of the agreement, the Company paid $7 million for approximately 9% of Summit’s outstanding capital stock. In addition, the agreement requires the Company to make payments totaling up to $51 million subject to future development and regulatory milestones and tiered royalties based on net sales.

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

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market. Our product portfolio is comprised of three approved products and multiple investigational product candidates. Approved products include Naglazyme, Aldurazyme, and Kuvan. Additionally, we have rights to receive royalties related to Orapred ® and Orapred ODT ® .

Naglazyme received marketing approval in the U.S. in May 2005, in the E.U. in January 2006, and subsequently in other countries. Naglazyme net product sales for the second quarter and first six months of 2007 totaled $20.9 million and $39.3 million, respectively, and increased to $35.1 million and $62.8 million in the second quarter and first six months of 2008, respectively.

Aldurazyme has been approved for marketing in the U.S., E.U., and in other countries. Prior to 2008, we developed and commercialized Aldurazyme through a joint venture with Genzyme. Effective January 2008, we restructured our relationship with Genzyme whereby Genzyme sells Aldurazyme to third parties and we recognize royalty revenue on net sales by Genzyme. In addition, we recognize product transfer revenue when product is shipped to Genzyme and all obligations related to the transfer have been fulfilled. The amount of product transfer revenue will eventually be deducted from royalties earned when the product is sold by Genzyme. Our Aldurazyme net product revenue for the second quarter and first six months of 2008 totaled $13.4 million and $37.5 million, respectively.

Kuvan was granted marketing approval in the U.S. in December 2007. Kuvan net product sales for the second quarter and first six months of 2008 were $12.0 million and $17.8 million, respectively.

We are developing PEG-PAL, an enzyme substitution therapy candidate for the treatment of PKU for patients that are not responsive to Kuvan. In May 2008, we initiated a Phase 1 clinical trial of PEG-PAL in PKU patients. We expect to complete this 35 patient, open label study in late 2008 or early 2009. The primary objective of this study is to assess the safety and tolerability of single subcutaneous injections of PEG-PAL in subjects with PKU. We are developing 6R-BH4, the active ingredient in Kuvan, for the treatment of certain cardiovascular indications including peripheral arterial disease. We expect to release data from several 6R-BH4 trials in late 2008 or early 2009. We also have several preclinical product candidates including: GALNS for the treatment of Morquio Syndrome Type A ( MPS IV A), a lysosomal storage disease, a small molecule for the treatment of Duchenne muscular dystrophy, and a small molecule for the treatment of cystic fibrosis.

Key components of our results of operations for the three and six months ended June 30, 2007 and 2008, include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total net product revenue	$20,941	$60,458	$39,276	$118,083
Research and development expense	19,186	23,755	37,345	41,383
Selling, general and administrative expense	17,295	25,203	33,555	48,872
Net income (loss)	(3,864)	3,810	(13,157)	5,496
Stock-based compensation expense	4,254	5,948	7,818	10,412

See “Results of Operations” for a discussion of the detailed components and analysis of the amounts above. Our cash, cash equivalents, and short-term investments totaled $575.7 million as of June 30, 2008 compared to $585.6 million as of December 31, 2007.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2007 Form 10-K. Additional information regarding updates to our policies for Aldurazyme Revenue Recognition are included below. Other than discussed below, there have been no significant changes to our critical accounting policies or estimates since December 31, 2007.

Revenue Recognition

We recognize revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104): Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our revenues consist of Naglazyme and Kuvan product sales during 2007 and 2008, Aldurazyme product transfer and royalty revenues starting with the first quarter of 2008, revenues from our collaborative agreement with Merck Serono and revenues from our Orapred sublicense agreement.

We began recognizing revenue related to Aldurazyme in the first quarter of 2008 effective with the restructuring of our joint venture with Genzyme (see Note 4 to the accompanying consolidated financial statements for further information). According to the terms of the joint venture restructuring, we receive a 39.5 to 50 percent royalty on worldwide net Aldurazyme sales by Genzyme, which is included in net product revenue in the consolidated statements of operations. In addition, we recognize product transfer revenue when product is shipped to Genzyme and all obligations have been fulfilled. The amount of product transfer revenue will eventually be deducted from royalties earned when the product is sold by Genzyme. In periods where BioMarin shipments of Aldurazyme to Genzyme exceed quantities sold to third parties by Genzyme, we will report incremental product transfer revenue. In periods where Genzyme sales to third parties exceed quantities shipped by BioMarin to Genzyme, we will report net product revenue representing the royalty from Genzyme related to current period sales by Genzyme less the previously recognized product transfer revenue related to the net decrease in Aldurazyme quantities at Genzyme. We record the Aldurazyme royalty revenue based on net sales information provided by Genzyme and recognize product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with SAB 104 and the terms of the related agreements with Genzyme.

We rely on Genzyme’s revenue recognition policies and procedures with respect to net product revenue reporting and our recording of Aldurazyme royalty revenue. Our experience with the commercial aspects of Aldurazyme through BioMarin/Genzyme LLC and our relationship with Genzyme provide a reasonable basis to place such reliance on Genzyme and to make our own internal judgments and estimates regarding Aldurazyme revenue recognition. Genzyme’s historical judgments and estimates have been accurate and have not changed significantly over time.

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

Results of Operations

Net Income (Loss)

Our net income for the three and six months ended June 30, 2008 was $3.8 million and $5.5 million, respectively, as compared to a net loss of $3.9 million and $13.2 million for the three and six months ended June 30, 2007, respectively. Net income for the three and six months ended June 30, 2008 increased $7.7 million and $18.7 million primarily as a result of the following (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Net loss for the period ended 2007	$(3.9)	$(13.2)
Increased Naglazyme gross profit	12.0	19.9
Increased Kuvan gross profit	10.6	15.7
Increased Aldurazyme gross profit	12.0	25.1
Decreased collaborative agreement revenues	(1.0)	(2.7)
Absence of Orapred milestone revenue	(4.0)	(4.0)
Increased Orapred gross profit	0.8	0.7
Increased research and development expense	(4.6)	(4.0)
Increased selling, general and administrative expenses	(7.9)	(15.3)
Increased losses from BioMarin/Genzyme LLC	(7.1)	(13.8)
Decreased interest income	(2.8)	(0.9)
Increased interest expense	(0.4)	(2.1)
Other, net	0.1	0.1

Net income for the period ended 2008	$3.8	$5.5

The increase in Naglazyme gross profit during the second quarter and first six months of 2008 as compared to the same periods of 2007 is primarily the result of additional patients initiating Naglazyme therapy in the U.S., E.U. and other countries as well as the favorable impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. The increase in Kuvan gross profit during the second quarter and first six months of 2008 as compared to the same periods in 2007 is due to the December 2007 marketing approval for Kuvan in the U.S. The increase in Aldurazyme gross profit during the second quarter and first six months of 2008 as compared to the same periods of 2007 is the result of restructuring the joint venture with Genzyme and is partially offset by increased losses from BioMarin/Genzyme LLC, also due to the restructuring. The decrease in collaborative agreement revenues primarily relates to lower reimbursable Kuvan development expenses. The increase in selling, general and administrative expense was primarily due to the continued international expansion of Naglazyme and commercialization of Kuvan in the United States. The increase in research and development expense was primarily due to increases in development expenses for GALNS and other early stage programs. See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenue and Gross Profit

The following table shows a comparison of net product revenues for the three and six months periods ended June 30, 2007 and 2008 (in millions):

	Three Months Ended June 30,			Six Month Ended June 30,
	2007	2008	Change	2007	2008	Change
Naglazyme	$20.9	$35.1	$14.2	$39.3	$62.8	$23.5
Kuvan	—	12.0	12.0	—	17.8	17.8
Aldurazyme	—	13.4	13.4	—	37.5	37.5

Total Net Product Revenue	$20.9	$60.5	$39.6	$39.3	$118.1	$78.8

Net product revenues for Naglazyme in the second quarter of 2008 were $35.1 million, of which $29.9 million was from customers based outside of the U.S. The impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. was approximately $2.1 million in the second quarter of 2008. Gross profit from Naglazyme in the second quarter of 2008 was approximately $28.3 million, representing gross margins of approximately 81% as compared to $16.4 million in the second quarter of 2007, representing gross margins of approximately 79%. The increase in gross margin is attributable to both improved manufacturing yields and the foreign currency exchange benefits discussed above.

Net product revenues for Naglazyme in the first six months of 2008 were $62.8 million, of which $52.5 million was from customers based outside of the U.S. The impact of foreign currency exchange rates on Naglazyme sales from customers based outside of the U.S. was approximately $3.8 million in the first six months of 2008. Gross profit from Naglazyme in the first six months of 2008 was approximately $50.6 million, representing gross margins of approximately 80% as compared to $30.6 million in the first six months of 2007, representing gross margins of approximately 78%. The increase in gross margin is attributable to both improved manufacturing yields and the foreign currency exchange benefits discussed above.

Prior to the restructuring of BioMarin/Genzyme LLC effective January 2008, we did not record Aldurazyme revenue and instead recorded our share of the net profits from the joint venture. As a result of the restructuring of the joint venture, we record a 39.5 to 50 percent royalty on worldwide net product sales of Aldurazyme. In addition, we recognize product transfer revenue when product is shipped to Genzyme and all obligations have been fulfilled. The amount of product transfer revenue will eventually be deducted from royalties earned when the product is sold by Genzyme. Aldurazyme net revenues of $13.4 million and $37.5 million for the second quarter and first six months of 2008 represent $13.4 million and $29.8 million of royalty revenue on net Aldurazyme sales by Genzyme, respectively. Royalty revenue from Genzyme is based on 39.5 percent of net Aldurazyme sales by Genzyme, which totaled $38.7 million and $75.5 million for the second quarter and first six months of 2008, respectively. Incremental Aldurazyme net product transfer revenue of $7.7 million for the first six months of 2008 reflects incremental shipments of Aldurazyme to Genzyme to meet future product demand. In January 2008, we transferred existing finished goods on-hand to Genzyme under the restructured terms of the BioMarin/Genzyme LLC agreements, resulting in the recognition of significant incremental product transfer revenue during the first six months of 2008. During the second quarter of 2008, revenue recognized for royalty payments due from Genzyme was reduced by $1.9 million of previously recognized product transfer revenue. In the future, to the extent that Genzyme Aldurazyme inventory quantities on hand remain flat, we expect that our total Aldurazyme revenues will approximate the 39.5% to 50% royalties on net product sales by Genzyme. In the second quarter and first six months of 2008, Aldurazyme gross profit was $11.9 million and $25.1 million, representing a gross margin of 89% and 67%, respectively, which primarily reflects the profit earned on royalty revenue and net product transfer revenue. Our Aldurazyme gross margins may fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn a lower gross profit.

We received marketing approval for Kuvan in the U.S. in December 2007 and began shipping product that same month. Net product sales for Kuvan in the second quarter and first six months of 2008 were $12.0 million and $17.8 million, respectively, all of which were from customers based in the U.S. Gross profit from Kuvan in the second quarter and first six months of 2008 was approximately $10.6 million and $15.7 million, respectively, representing gross margins of approximately 88% for each period, which reflects a royalty payment of 11%. In accordance with our inventory accounting policy, we began capitalizing Kuvan inventory production costs after U.S. regulatory approval was obtained in December 2007. As a result, all of the product sold in the first six months of 2008 had an insignificant cost basis. We expect that the majority of Kuvan sales into 2009 will be previously expensed product and will have a minimal cost basis. The cost of goods for Kuvan for the three and six months ended June 30, 2008 is principally royalties paid to third parties based on Kuvan net sales.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Merck Serono, which was executed in May 2005. License revenues are related to amortization of the $25.0 million up-front license payment received from Merck Serono and contract research revenues are related to shared development costs that are incurred by us, of which approximately 50% is reimbursed by Merck Serono. As development spending on Kuvan and 6R-BH4 for other indications increases or decreases, contract research revenues will also change proportionately. Reimbursable revenues are expected to increase following the completion of Phase 2 clinical trials for each indication of 6R-BH4 if Merck Serono exercises its option to co-develop the program. The related costs are included in research and development expenses.

Collaborative agreement revenues in the second quarter and first six months of 2008 were $2.5 million and $5.0 million, respectively, and includes the amortization of $1.5 million and $3.0 million, respectively, of the up-front license fee received from Merck Serono and recognized as revenue during the period, and $1.0 million and $2.0 million, respectively, of reimbursable Kuvan development costs incurred during the period. Collaborative agreement revenues of $3.5 million and $7.7 million for the second quarter and first six months of 2007, respectively, includes the amortization of $1.8 million and $3.6 million of the up-front license fee received from Serono and recognized as revenue during the period, respectively, and $1.7 million and $4.1 million of reimbursable Kuvan development costs incurred during the period, respectively. Reimbursable Kuvan development costs decreased during the second quarter and first six months of 2008 compared to the same periods in 2007 due primarily to reductions in Kuvan clinical trial activities subsequent to the FDA approval received in December 2007. Amortization of the up-front license fee received from Merck Serono and recognized as revenue decreased during the second quarter and first six months of 2008 compared to the same period in 2007 due primarily to the changes in the amortization period.

Royalty and License Revenues

In March 2006, we sublicensed our rights to the Orapred product line. Royalty and license revenues for the three and six months ended June 30, 2007 include royalty revenues from Orapred product sold by the sublicensee of $0.4 million and $0.8 million, respectively, compared to the three and six months ended June 30, 2008 which included $1.2 million and $1.5 million, respectively. Royalty and license revenues for the second quarter and first six months of 2007 include a $4.0 million milestone payment related to the one-year anniversary of FDA approval of the marketing application for Orapred ODT.

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

Research and development expenses increased by $4.6 million and $4.1 million to $23.8 million and $41.4 million for the three and six months ended June 30, 2008, respectively. Research and development expenses for the same periods in 2007 were $19.2 million and $37.3 million, respectively. The change in research and development expenses for the second quarter and first six months of 2008 is primarily a result of the following (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Research and development expenses for the period ended 2007	$19.2	$37.3
Decreased Kuvan clinical trial and manufacturing costs	(1.6)	(5.0)
Increased (decreased) 6R-BH4 development costs for endothelial dysfunction	0.3	(0.6)
Decreased PEG-PAL development costs	(1.1)	(1.6)
Increased stock-based compensation expense	0.5	0.7
Increased Aldurazyme development expenses	0.4	0.8
Increased GALNS development expenses	3.0	4.1
Increase in research and development expense on other early stage programs	1.8	3.1
Non-allocated research and development expense and other net changes	1.3	2.6

Research and development expenses for the period ended 2008	$23.8	$41.4

The decrease in year-to-date 6R-BH4 development costs is related to decreases in the ongoing pre-clinical studies of 6R-BH4 in other indications, including endothelial dysfunction, and costs related to planning and conducting Phase 2 clinical trials in peripheral arterial disease and sickle cell disease. The decrease in PEG-PAL development costs is related to decreases for pre-clinical studies and manufacturing costs. The increase in GALNS for Morquio disease development costs is related to increases in pre-clinical studies and manufacturing costs. The decrease in Kuvan clinical trial and manufacturing costs is primarily due to decreased clinical trial and manufacturing expenses now that Kuvan is approved. However, we expect to continue incurring significant Kuvan research and development costs for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments. The increase in research and development on other programs primarily includes increases in facilities costs, general research costs and research and development personnel. We expect research and development expense to increase in future periods, primarily as a result of spending on our development programs.

Selling, General and Administrative Expense

Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support our commercialized products and product development programs. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; marketing and sales operations in support of Naglazyme, Kuvan and our product candidates; human resources; finance, legal and support personnel expenses; and other external corporate costs such as insurance, audit and legal.

Selling, general and administrative expenses increased $7.9 million and $15.3 million, to $25.2 million and $48.9 million for the three and six months ended June 30, 2008, respectively. Selling, general and administrative expenses for the same periods in 2007 were $17.3 million and $33.6 million, respectively. The components of the change for the second quarter and first six months of 2008 primarily include the following (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Selling, general and administrative expense for the period ended 2007	$17.3	$33.6
Increased Naglazyme sales and marketing expenses	3.2	4.3
Increased stock-based compensation expense	0.9	1.6
Increased Kuvan commercialization expenses	3.3	6.1
Net increase in corporate overhead and other administrative costs	0.5	3.3

Selling, general and administrative expense for the period ended 2008	$25.2	$48.9

The commercialization costs of Naglazyme continued to grow during the three and six months ended June 30, 2008. We also incurred increased spending related to the Kuvan commercial efforts following the launch in December 2007. The increase in stock-based compensation expense is the result of an increased number of options outstanding due to increased headcount and a higher average stock price on the related grant date. The year-to-date increase in corporate overhead and other administrative costs is primarily related to increases in salaries and benefits due to a significant growth in headcount. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme and the United States commercialization activities for Kuvan.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. The acquired intangible assets are being amortized over approximately 3.5 years and the amortization expense for the second quarter and first six months of both 2007 and 2008 was $1.1 million and $2.2 million, respectively. Following our expected purchase of the common stock of Ascent Pediatrics from Medicis in August 2009, the underlying intellectual property will be transferred to Sciele. We expect that the annual amortization expense associated with the intangible assets will be approximately $4.4 million in all of 2008 and $2.9 million through the end of the expected useful life in August 2009.

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

Equity in the loss of BioMarin/Genzyme LLC was $0.6 million and $1.1 million for the three and six months ended June 30, 2008, respectively, compared to equity in the income of BioMarin/Genzyme LLC of $6.6 million and $12.7 million for the three and six months ended June 30, 2007, respectively. The decrease in profit from BioMarin/Genzyme LLC in the second quarter and first six months of 2008 was due to the restructuring of the joint venture, whereby the joint venture no longer records the sales and related commercial operations of Aldurazyme. Under the restructured terms of the joint venture, BioMarin/Genzyme LLC incurred $1.3 million and $2.4 million of primarily clinical trial costs during the second quarter and first six months of 2008, respectively.

Equity in the income of the joint venture was $6.6 million and $12.7 million for the second quarter and first six months of 2007, and was primarily attributable to $29.1 million and $55.9 million of net product sales in the respective periods. Gross profit was $22.5 million and $43.1 million for the second quarter and first six months of 2007, with gross margins approximating 77% in both periods. During the second quarter and first six months of 2007, operating costs included the costs associated with the development and commercial support of Aldurazyme and totaled $9.6 million and $18.0 million, respectively. Operating expenses in the second quarter and first six months of 2007, included $6.5 million and $12.3 million of selling, general and administrative expenses associated with the commercial efforts of Aldurazyme, respectively, and $3.0 million and $5.6 million of research and development expenses, primarily clinical trial costs, respectively.

Interest Income

We invest our cash and short-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $4.1 million for the second quarter of 2008, from $6.9 million for the same period in 2007 and decreased to $9.8 million for the first six months of 2008, from $10.6 million for the same period in 2007. The reduced interest yields during the second quarter and first six months of 2008 were due to lower market interest rates and was partially offset by increased levels of cash and investments. We expect that interest income will decline in future quarters in 2008 as compared to 2007 due to reduced interest yields.

Interest Expense

We incur interest expense on our convertible debt. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense was $4.1 million and $8.2 million for the second quarter and first six months of 2008, respectively, compared to $3.7 million and $6.1 million for the respective periods in 2007, representing an increase of $0.4 million and $2.1 million, respectively. The increase in the first six months of 2008 is primarily due to the April 2007 convertible debt issuance of approximately $324.9 million of 1.875% Senior Subordinated Convertible Notes due in 2017.

Imputed interest expense totaled $1.1 million and $2.2 million for the second quarters and first six months of 2008, and $1.1 million and $2.3 million for the second quarter and first six months of 2007, respectively.

Changes in Financial Position

June 30, 2008 Compared to December 31, 2007

From December 31, 2007 to June 30, 2008, our inventory increased by approximately $29.4 million. The increase in inventory was primarily attributable to the distribution of Aldurazyme inventory from the joint venture and the capitalization of Kuvan inventory costs as a result of the FDA approval in December 2007. Our accounts receivable increased by $35.2 million due to increased Kuvan sales and receivables from Genzyme for Aldurazyme product transfer and royalty revenues. In the first quarter of 2008, we received distributions of $16.7 million of cash and $26.8 million of inventory from BioMarin/Genzyme LLC as a result of the restructuring of the joint venture. Our net property, plant and equipment increased by approximately $28.4 million from December 31, 2007 to June 30, 2008, primarily as a result of the purchase of our facility at 300 Bel Marin Keys, capital equipment and improvements to our other facilities, partially offset by depreciation expense during the period. We expect net property, plant and equipment to continue to increase in future periods, due to several ongoing facility improvement projects. Our total current liabilities increased by approximately $2.0 million in the first six months of 2008 primarily due to build of accounts payable and accrued liabilities.

Liquidity and Capital Resources

Cash and Cash Flow

As of June 30, 2008, our combined cash, cash equivalents and short-term investments totaled $575.7 million, a decrease of $9.9 million compared to $585.6 million at December 31, 2007. During the six months ended June 30, 2008, we financed our operations primarily through net product sales and available cash, cash equivalents and short-term investments and the related interest income earned thereon.

The decrease in cash, cash equivalents, and short-term investments during the first six months of 2008 was $9.9 million, which was $7.6 million less than the net decrease in cash, cash equivalents, and short-term investments during the first six months of 2007 of $17.5 million, excluding net offering proceeds of $316.4 million. The primary items contributing to the decrease in net cash outflow in the first six months of 2008 were as follows (in millions):

Net decrease in cash and short-term investments for the first six months of 2007	$(17.5)
Increased capital asset purchases	(25.5)
Increased cash flows from BioMarin/Genzyme LLC	7.3
Increased proceeds from stock option exercises and the ESPP	18.0
Net decreased operating spend and other	7.8

Net decrease in cash and short-term investments for the first six months of 2008	$(9.9)

The decreased net operating spend includes increases in cash receipts from net revenues offset by increases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in “Results of Operations” above. Increased capital asset purchases include the purchase of our facility at 300 Bel Marin Keys Drive. Increased cash flows from BioMarin/Genzyme LLC include the cash distribution resulting from the restructure of the joint venture of $16.7 million. Net payments for working capital in the first half of 2008 include decreased inventory build of $3.1 million, which excluded the inventory distribution from the joint venture, and decreased accounts payable and accrued liabilities build of $6.0 million.

Pursuant to our settlement of a dispute with Medicis in January 2005, Medicis made available to us a convertible note of up to $25.0 million beginning July 1, 2005 based on certain terms and conditions and provided that we do not experience a change of control. Money advanced under the convertible note is convertible into our common stock, at Medicis’ option, according to the terms of the convertible note. As of June 30, 2008, we have not made any draws on the note. We do not anticipate that we will draw funds from this note.

Funding Commitments

We expect to fund our operations with our net product revenues from Naglazyme, Aldurazyme and Kuvan, cash, cash equivalents and short-term investments supplemented by proceeds from equity or debt financings, loans or collaborative agreements with corporate partners, to the extent necessary. We expect that our current cash, cash equivalents and short-term investments will meet our operating and capital requirements for the foreseeable future based on our current long-term business plans and assuming that we are able to achieve our long-term goals. This expectation could also change depending on how much we elect to spend on our development programs and for potential licenses and acquisitions of complementary technologies, products and companies.

Our investment in our product development programs has a major impact on our operating performance. Our research and development expenses for the three and six months ended June 30, 2007 and 2008 and for the period since inception (March 1997) include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2007	2008	2007	2008
GALNS	$0.2	$3.2	$0.4	$4.6	8.4
6R-BH4 for other indications, including endothelial dysfunction	3.9	4.4	7.3	7.9	35.3
PEG-PAL	4.2	3.0	7.0	5.3	25.5
Not allocated to specific major current development stage projects	4.5	8.2	8.4	14.4	167.2

Total	$12.8	$18.8	$23.1	$32.2	$236.4

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “—Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the reasons that we are unable to estimate such information, and in particular the following risk factors included in our Form 10-K “ —If we fail to maintain regulatory approval to commercially market or sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities and at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline. “

We may elect to increase our spending above our current long-term plans and may be unable to achieve our long-term goals. This could increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials and the manufacturing of Naglazyme, Aldurazyme and Kuvan; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; payment of the amounts due with respect to the Ascent Pediatrics transaction; and working capital.

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

Borrowings and Contractual Obligations

In April 2007, we sold approximately $324.9 million of Senior Subordinated Convertible Notes due 2017. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. There is a no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. In March 2006, we sold approximately $172.5 million of Senior Subordinated Convertible Notes due 2013. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. There is a no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2013. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock. Our $497.2 million of convertible debt will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayments of the debt.

As a result of the Ascent Pediatrics transaction, we expect to pay Medicis $76.6 million through 2009, of which $3.0 million is payable during the remainder of 2008. At our option, we may elect to pay Medicis $8.6 million of the amounts due in 2009 through the issuance of our common stock.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2008 is presented below (in thousands).

	Payments Due by Period
	Remainder of 2008	2009	2010-2011	2012-2013	2014 and Thereafter	Total
Medicis obligations	$3,000	$73,600	$—	$—	$—	$76,600
Convertible debt and related interest	5,202	10,404	20,808	191,077	346,195	573,686
Operating leases	1,462	2,936	5,820	4,783	40	15,041
Research and development and purchase commitments	18,818	5,552	2,723	533	540	28,166

Total	$28,482	$92,492	$29,351	$196,393	$346,775	$693,493

We are also subject to contingent payments related to various development activities totaling $113.4 million, which are due upon achievement of certain regulatory and licensing milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Other than those discussed below, our market risks at June 30, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Foreign Currency Hedging Instruments

We transact business in various foreign currencies, primarily in certain European countries. Accordingly, we are subject to exposure from movements in foreign currency exchange rates, primarily related to Euro and British Pound revenue from sales of our products in Europe. Our operating expenses in the UK and other European counties are in British Pounds and Euros, respectively. Both serve to mitigate a portion of the exposure related to the above-mentioned revenue in both markets.

We hedge a portion of our net position in assets and liabilities denominated in Euros and British Pounds using primarily forward contracts. We also hedge a percentage of our forecasted international revenue with forward contracts. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements.

In the second quarter of 2008, we commenced hedging a portion of our forecasted Euro-based revenue to help mitigate short term exposure to fluctuations of the currency by entering foreign exchange forward rate contracts. These contracts have maturities of less than 12 months. Our hedging programs are expected to reduce, but do not entirely eliminate, the short-term impact of currency exchange rate movements in operating expenses. As of June 30, 2008, we had foreign currency forward contracts to sell approximately $21 million in Euros. As of June 30, 2008, our outstanding foreign currency forward contracts had a fair value of $0.5 million, which is included in other current liabilities.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The counterparty to these forward contracts is a creditworthy multinational commercial bank; therefore, the risk of counterparty nonperformance is not considered to be material.

We currently do not use financial instruments to hedge local currency operating expenses in Europe. Instead, we believe that a natural hedge exists, in that local currency revenue substantially offsets the local currency operating expenses. We regularly review our hedging program and may, as part of this review, make changes to the program.

Based on our overall currency rate exposures at June 30, 2008, we expect that a near-term 10% fluctuation of the U.S. dollar could result in the potential change in the fair value of our foreign currency sensitive assets and investments by approximately $1.9 million. We expect to enter into new transactions based in foreign currencies that could be impacted by changes in exchange rates.

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

In April 2008, the U.S. Environmental Protection Agency (EPA) notified us that it intends to file an administrative complaint against us for certain violations of the Clean Water Act. Specifically, over the last several years, on numerous instances, the pH level of the waste water discharged into the City of Novato sanitary sewer was outside of the levels specified in our waste water discharge permit. These excursions were all very short in duration and small in quantity. On January 31, 2008, we completed construction of a pH neutralization system to avoid future excursions. In July 2008, we entered into a tentative settlement with the EPA, which included, among other things, the payment of a penalty of approximately $120,000.

Item 1A.	Risk Factors

The risk factors previously disclosed in Part 1, Item 1A of our Form 10-K for fiscal year ended December 31, 2007 and Part II, Item 1A of our Form 10Q for the quarter ended March 31, 2008 have remained substantially unchanged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on May 22, 2008, at which the following actions were taken:

a)	The following directors were elected to serve until the next annual meeting and until their successors are elected:

Director Elected	Vote For	Withheld
Jean-Jacques Bienaimé	85,373,786	231,272
Michael Grey	56,250,020	29,355,038
Elaine J. Heron, Ph.D.	84,374,707	1,230,351
Joseph Klein, III	84,545,231	1,059,827
Pierre Lapalme	85,373,734	231,324
V. Bryan Lawlis, Ph.D.	85,372,927	232,131
Alan J. Lewis, Ph.D.	85,372,771	232,287
Richard A. Meier	85,373,278	231,780

b)	The selection of KPMG LLP as independent registered public accounting firm for the year ending December 31, 2008 was ratified by a vote of 85,520,081 shares in favor; 75,195 shares against; and 9,781 abstained.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 6, 2008	By	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of The Securities Exchange Act of 1934, as amended.

*	Filed herewith