Form 10-Q
period 2009-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2009-10-29
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,729,518 shares of common stock, par value $0.001, outstanding as of October 23, 2009.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2008 (1)	September 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,900	$191,778
Short-term investments	336,892	171,566
Accounts receivable, net	54,298	68,378
Inventory	73,162	75,441
Other current assets	50,444	13,104

Total current assets	737,696	520,267
Investment in BioMarin/Genzyme LLC	915	522
Long-term investments	1,633	128,435
Property, plant and equipment, net	124,979	182,099
Intangible assets, net	7,626	4,194
Goodwill	21,262	21,262
Other assets	12,584	12,578

Total assets	$906,695	$869,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other current liabilities	$59,033	$63,921
Acquisition obligation, net of discount	70,741	—
Deferred revenue	307	149

Total current liabilities	130,081	64,070
Convertible debt	497,083	497,083
Other long-term liabilities	2,856	4,351

Total liabilities	630,020	565,504

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2008 and September 30, 2009; 99,868,145 and 100,723,649 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	100	101
Additional paid-in capital	852,947	887,966
Company common stock held by deferred compensation plan	(882)	(1,715)
Accumulated other comprehensive income (loss)	1,106	(704)
Accumulated deficit	(576,596)	(581,795)

Total stockholders’ equity	276,675	303,853

Total liabilities and stockholders’ equity	$906,695	$869,357

(1)	December 31, 2008 balances were derived from the audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2008 and 2009

(In thousands, except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues:
Net product revenues	$67,812	$78,383	$185,895	$231,769
Collaborative agreement revenues	2,414	648	7,389	2,025
Royalty and license revenues	2,420	1,776	3,933	3,780

Total revenues	72,646	80,807	197,217	237,574

Operating expenses:
Cost of sales	14,063	14,970	40,844	49,180
Research and development	26,175	26,991	67,559	87,673
Selling, general and administrative	28,964	28,667	77,836	87,762
Amortization of acquired intangible assets	1,093	46	3,278	2,914

Total operating expenses	70,295	70,674	189,517	227,529

Income from operations	2,351	10,133	7,700	10,045
Equity in the loss of BioMarin/Genzyme LLC	(572)	(680)	(1,692)	(1,773)
Interest income	3,407	1,012	13,157	4,051
Interest expense	(4,105)	(2,880)	(12,297)	(11,375)
Impairment loss on equity investments	—	—	—	(5,848)
Net gain from sale of investments	—	—	—	1,585

Income (loss) before income taxes	1,081	7,585	6,868	(3,315)
Provision for income taxes	252	945	543	1,884

Net income (loss)	$829	$6,640	$6,325	$(5,199)

Net income (loss) per share, basic	$0.01	$0.07	$0.06	$(0.05)

Net income (loss) per share, diluted	$0.01	$0.06	$0.06	$(0.05)

Weighted average common shares outstanding, basic	99,537	100,331	98,705	100,098

Weighted average common shares outstanding, diluted	103,403	101,906	103,916	100,189

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2009

(In thousands, unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$6,325	$(5,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,874	16,114
Amortization of discount (premium) on investments	(5,469)	489
Imputed interest on acquisition obligation	3,295	2,577
Equity in the loss of BioMarin/Genzyme LLC	1,692	1,773
Stock-based compensation	20,108	26,649
Impairment loss on equity investments	—	5,848
Net gain from sale of investments	—	(1,585)
Unrealized foreign exchange (gain) loss on forward contracts	(404)	4,327
Excess tax benefit from stock option exercises	(165)	(131)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,159)	(14,080)
Advances to BioMarin/Genzyme LLC	1,865	19
Inventory	(8,869)	(2,279)
Other current assets	(5,810)	33,757
Other assets	(2,286)	(1,981)
Accounts payable and accrued liabilities	1,112	620
Other liabilities	1,286	1,506
Deferred revenue	(3,884)	(158)

Net cash provided by (used in) operating activities	(12,489)	68,266

Cash flows from investing activities:
Purchase of property and equipment	(44,445)	(67,180)
Maturities and sales of investments	600,254	373,062
Purchase of investments	(531,400)	(332,406)
Investments in BioMarin/Genzyme LLC	(600)	(1,380)
Distributions from BioMarin/Genzyme LLC	16,683	—
Investment in Summit Corporation plc	(5,689)	—
Investment in La Jolla Pharmaceutical Company	—	(6,250)

Net cash provided by (used in) investing activities	34,803	(34,154)

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan and exercise of stock options	25,395	8,371
Excess tax benefit from stock option exercises	165	131
Repayment of acquisition obligation	(5,000)	(73,600)
Repayment of capital lease obligations	—	(136)

Net cash provided by (used in) financing activities	20,560	(65,234)

Net increase (decrease) in cash and cash equivalents	42,874	(31,122)

Cash and cash equivalents:
Beginning of period	228,343	222,900

End of period	$271,217	$191,778

Supplemental cash flow disclosures:
Cash paid for interest	$7,356	$7,353
Cash paid for income taxes	248	1,066
Stock-based compensation capitalized into inventory	3,317	4,096
Depreciation capitalized into inventory	2,068	3,259
Supplemental non-cash investing and financing activities disclosures:
Conversion of convertible notes	$135	$—
Distribution of inventory resulting from the joint venture restructure	26,780	—
Changes in accrued liabilities related to fixed assets	(2,871)	1,461
Equipment acquired through capital lease	456	—

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Through September 30, 2009, the Company had accumulated losses of approximately $581.8 million. Management believes that the Company’s cash, cash equivalents, and short-term and long-term investments at September 30, 2009 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enter into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating revenues primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the Securities and Exchange Commission (SEC) requirements for interim reporting. However, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Management performed an evaluation of the Company’s activities through the filing of this Quarterly Report on Form 10-Q, and has concluded that there are no subsequent events requiring disclosure through that date except for the transaction discussed in Note 15.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

(d) Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s securities are classified as either held-to-maturity or available-for-sale and reported in cash equivalents, short-term investments or long-term investments. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income/loss, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are comprised of corporate securities, commercial paper, U.S. federal government agency securities, U.S. treasury bills, money market funds, equity securities and certificates of deposit. As of September 30, 2009, the Company had no held-to-maturity investments.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(e) Inventory

The Company values inventories at the lower of cost or net realizable value. The Company determines the cost of inventory using the average-cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of sales on the consolidated statements of operations.

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

Stock-based compensation capitalized into inventory for the three and nine months ended September 30, 2009 was $1.4 million and $4.1 million respectively, compared to $1.3 million and $3.3 million for the three and nine months ended September 31, 2008, respectively.

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

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred. See Note 7 for further information on property, plant and equipment balances as of December 31, 2008 and September 30, 2009.

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

(h) Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtoptics ASC 605-15, Revenue Recognition—Products and ASC 605-25, Revenue Recognition—Multiple Element Arrangements. The Company’s revenues consist of net product revenues from Naglazyme, Kuvan, and Aldurazyme, revenues from its collaborative agreement with Merck Serono and other license and royalty revenues. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

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

BioMarin receives a 39.5% to 50% royalty on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in net product revenues in the consolidated statements of operations. The Company recognizes a portion of this amount as product transfer revenue when product is released to Genzyme as all of the Company’s performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay the Company if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty rate when the product is sold by Genzyme. The Company records the Aldurazyme royalty revenue based on net sales information provided by Genzyme and records product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme and when the title and risk of loss for the product is transferred to Genzyme. As of September 30, 2009, accounts receivable included $19.1 million of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme.

The Company sells Naglazyme worldwide and sells Kuvan in the U.S. and Canada. In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. The Company also sells Kuvan to Merck Serono at near cost, and Merck Serono resells the product to end users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the E.U. is included as a component of net product revenues in the period earned. Outside the U.S., Naglazyme is sold to the Company’s authorized distributors or directly to government purchasers or hospitals, which act as the end-users. The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each period, and records any necessary adjustments to its reserves. The Company records fees paid to distributors as a reduction of revenue.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of September 30, 2009, the Company has experienced no significant bad debts and the recorded allowance for doubtful accounts was insignificant.

Collaborative agreement revenues—Collaborative agreement revenues from Merck Serono include both license revenue and contract research revenue under the Company’s agreement with Merck Serono, which was executed in May 2005. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as collaborative agreement license revenue over the estimated period for which the Company continues to have a performance obligation. The Company’s performance obligation related to the $25.0 million upfront payment from Merck Serono ended in the fourth quarter of 2008. There was no cost of sales associated with the amortization of the up-front license fee received from Merck Serono. Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred. Contract research revenue included in collaborative agreement revenues represents Merck Serono’s share of Kuvan development costs under the Merck Serono agreement, which are recorded as research and development expenses. Allowable costs during the development period must have been included in the pre-approved annual budget in order to be subject to reimbursement, or must be separately approved by both parties.

Collaborative agreement revenues during the three and nine months ended September 30, 2009 included $0.6 million and $2.0 million of reimbursable development costs for Kuvan, respectively. Collaborative agreement revenues for the three and nine months ended September 30, 2008 included the recognition of $1.5 million and $4.5 million, respectively, of the $25.0 million up-front license fee received from Merck Serono and $0.9 million and $2.9 million, respectively, of reimbursable development costs for Kuvan.

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

Royalty and license revenues during the three and nine months ended September 30, 2009 include $1.6 million and $3.2 million, respectively, of Orapred product royalties, a product the Company acquired in 2004 and sublicensed in 2006, and $0.2 million and $0.6 million, respectively, of 6R-BH4 royalty revenues for product sold in Japan. Royalty and license revenues for the three and nine months ended September 30, 2008, included $0.8 million and $2.3 million, respectively, of Orapred product royalties. There is no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

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

(j) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income/loss by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive. Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s 2006 Employee Stock Purchase Plan (ESPP), restricted stock, contingent issuances of common stock related to convertible debt and through the first quarter of 2009, the portion of acquisition costs that was payable in shares of the Company’s common stock at the Company’s option.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

The following represents a reconciliation from basic weighted shares outstanding to diluted weighted shares outstanding and the earnings per share for the three and nine months ended September 30, 2008 (in thousands, except per share data):

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income	$829	99,537	$0.01	$6,325	98,705	$0.06

Effect of dilutive shares:
Stock options using the treasury method	—	3,317		—	4,629
Portion of acquisition obligation payable in common stock at the option of the Company	—	325		—	325
Potentially issuable restricted common stock	—	—		—	19
Potentially issuable common stock for ESPP purchases	—	190		—	204
Nonqualified Deferred Compensation Plan obligation using the treasury method	(29)	34		(29)	34

Diluted Earnings Per Share:
Net Income	$800	103,403	$0.01	$6,296	103,916	$0.06

In addition to the stock options included in the above table, options to purchase approximately 3.2 million and 1.7 million shares of common stock were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive during the period using the treasury stock method. These options were anti-dilutive because the fair value of the Company’s common stock exceeded the assumed proceeds from the exercise of the stock options. Additionally, approximately 26.3 million shares of common stock underlying the Company’s convertible debt were not included in the diluted average common shares outstanding because they were antidilutive during the three and nine months ended September 30, 2008 using the “if-converted” method whereby the related interest expense on the convertible debt is added to net income for the period.

The following represents a reconciliation from basic weighted shares outstanding to diluted weighted shares outstanding and the earnings per share for the three and nine months ended September 30, 2009 (in thousands, except per share data):

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount	Net Loss (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount
Basic Earnings Per Share:
Net Income (Loss)	$6,640	100,331	$0.07	$(5,199)	100,098	$(0.05)

Effect of dilutive shares:
Stock options using the treasury method	—	1,159		—	—
Potentially issuable common stock for ESPP purchases	—	293		—	—

Potentially issuable restricted common stock	—	32		—	—
Nonqualified Deferred Compensation Plan obligation using the treasury method	(130)	91		(241)	91

Diluted Earnings Per Share:
Net Income	$6,510	101,906	$0.06	$(5,440)	100,189	$(0.05)

In addition to the equity instruments included in the table above, the following potential shares of common stock were excluded from the computation as they were anti-dilutive during the three and nine month periods ended September 30, 2009 using the treasury stock method for stock-based compensation and the if-converted method for the Company’s convertible debt (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Options to purchase common stock	2,335	14,155
Common stock issuable under convertible debt	26,343	26,343
Potentially issuable common stock for ESPP purchases	—	279
Potentially issuable restricted common stock	343	375

Total	29,021	41,152

(k) Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan awards. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each such award. Further stock-based compensation expense recognized in the consolidated statements of operations is based on awards expected to vest, therefore the amount of expense has been reduced for estimated forfeitures which are based on historical experience. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

If factors change and different assumptions are employed in determining the fair value of stock based awards, the stock based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 3 for further information).

(l) Nonqualified Deferred Compensation Plan

The Company’s Nonqualified Deferred Compensation Plan allows eligible employees, including management and certain highly-compensated employees as designated by the plan’s administrative committee and members of the Board of Directors to make voluntary deferrals of compensation to specified dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company is not allowed to make additional direct contributions to the Nonqualified Deferred Compensation Plan on behalf of the participants without further action by the Board of Directors.

Other current assets and other non-current assets include $0.9 million and $1.7 million, respectively, of investments held in trust related to the Company’s Nonqualified Deferred Compensation Plan for certain employees and directors as of December 31, 2008 and September 30, 2009, respectively. All of the investments held in the Nonqualified Deferred Compensation Plan are classified as trading securities and recorded at fair value with changes in the investments’ fair values recognized in earnings in the period they occur. Restricted stock issued into the Nonqualified Deferred Compensation Plan is accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the Nonqualified Deferred Compensation Plan. The restricted stock issued into the Nonqualified Deferred Compensation Plan is recorded in equity and changes in its fair value are recognized in earnings as incurred. Additionally, the Company has recorded a corresponding liability for the Nonqualified Deferred Compensation Plan in other current liabilities and other long-term liabilities.

(m) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There was a full valuation allowance against net deferred tax assets of $294.7 million at December 31, 2008. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease net income/loss in the period such adjustment was made. During the three and nine months ended September 30, 2009, the Company recognized income tax expense of $0.9 million and $1.9 million, respectively, compared to the three and nine months ended September 30, 2008 when the Company recognized income tax expense of $0.3 million and $0.5 million, respectively. Income tax expense in the three and nine months ended September 30, 2008 and 2009 was primarily related to income earned in certain of the Company’s international subsidiaries, California state income tax and U.S. Federal Alternative Minimum Tax expense.

(n) Foreign Currency and Other Hedging Instruments

The Company has transactions denominated in foreign currencies and, as a result, is exposed to changes in foreign currency exchange rates. The Company manages some of these exposures on a consolidated basis, which results in the netting of certain exposures to take advantage of natural offsets and through the use of foreign currency forward contracts. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings and cash flow volatility resulting from fluctuating foreign currency exchange rates.

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Derivatives that are not defined as hedging instruments are adjusted to fair value through earnings. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting (see Note 11 for further information).

(o) Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments for assets and liabilities for which it is practicable to estimate that value. The carrying amounts of all cash equivalents and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows. The fair value of trade accounts receivables, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

(p) Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income/loss and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains/losses on foreign currency hedges, and changes in the Company’s cumulative foreign currency translation account. There were no tax effects allocated to any components of other comprehensive income (loss) during the three and nine months ended September 30, 2008 and 2009.

During the three months ended September 30, 2009, comprehensive net income was approximately $5.8 million compared to comprehensive net loss of $0.4 million for the three months ended September 30, 2008. During the nine months ended September 30, 2009, comprehensive net loss was $7.0 million compared to comprehensive net income of $4.4 million for the nine months ended September 30, 2008. The fluctuation in accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net unrealized gain (loss) on available-for-sale securities	$(1,792)	$573	$(2,113)	$(265)
Net unrealized gain (loss) on foreign currency hedges	1,592	(1,503)	1,200	(2,450)
Net unrealized gain (loss) on equity investments	(1,030)	125	(1,030)	899
Net foreign currency translation gain (loss)	(12)	—	(14)	6

Change in accumulated other comprehensive income (loss)	$(1,242)	$(805)	$(1,957)	$(1,810)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(q) Restricted Cash

The Company’s balance of restricted cash amounted to $7.3 million and $1.7 million at December 31, 2008 and September 30, 2009, respectively. The December 31, 2008 balance included $6.2 million related to cash received for royalties earned pursuant to the Orapred sublicense agreement, which was restricted from use until June 2009 when the Company paid the remaining acquisition obligation resulting from the Ascent Pediatrics transaction to Medicis (see Note 14). The $6.2 million was included in other current assets on the December 31, 2008 consolidated balance sheet. Restricted cash also includes investments of $0.9 million and $1.7 million held by the Company’s Nonqualified Deferred Compensation Plan as of December 31, 2008 and September 30, 2009, respectively, which is included in other current assets and other non-current assets.

(r) Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends ASC Subtopic 605-25, Revenue Arrangements with Multiple Deliverables, to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying the guidance. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, which for the Company is January 1, 2011, with early application permitted. The Company is currently evaluating the impact ASU 2009-13 will have on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures, (ASU 2009-05) which amends Accounting Standards Codification Topic 820, Fair Value Measurements (ASC 820). The update addresses practice difficulties caused by tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASC 820 is effective for interim and annual periods beginning after August 27, 2009, which for the Company is October 1, 2009. The Company is currently evaluating the impact, if any, that ASU 2009-05 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No.167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, which for the Company is January 1, 2010, with earlier adoption prohibited. The Company is currently assessing the potential impact, if any, that SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, which for the Company is January 1, 2010, and in interim periods within those fiscal years, with earlier adoption prohibited. The Company is currently assessing the potential impact, if any, that SFAS No. 166 will have on its consolidated financial statements.

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

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of September 30, 2009. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. During the nine months ended September 30, 2009, the Company granted approximately 3.1 million stock options under the 2006 Share Incentive Plan, with a weighted average fair value of $7.45 per option. The Company also granted approximately 372,658 stock purchase rights under the ESPP with a weighted average fair value of $5.11 per share during the nine months ended September 30, 2009. The assumptions used to estimate the per share fair value of stock options granted and stock purchase rights granted under the Company’s 2006 Share Incentive Plan and ESPP for the three and nine months ended September 30, 2008 and 2009 are as follows:

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Stock options:
Weighted average fair value of per share common stock	$27.79	$15.66	$37.98	$14.23
Expected life	5.6 years	6.1 years	5.2 - 5.6 years	6.0 - 6.1 years
Volatility	45%	54%	45 - 47%	54%
Risk-free interest rate	3.1%	2.5%	2.8 - 3.2%	1.9 - 2.5%
Dividend yield	0%	0%	0%	0%

	Three and Nine Months Ended September 30,
	2008	2009
ESPP:
Weighted average share fair market value of common stock	$37.61	$13.69
Expected life	6 - 24 months	6 - 24 months
Volatility	47%	55%
Risk-free interest rate	1.7 - 2.4%	0.3 - 0.9%
Dividend yield	0%	0%

Stock Option Grants to Non-Employees

During the third quarter of 2009, the Company granted 54,000 stock options to non-employees. The non-employee grants vest over periods of nine months up to two years. The unvested portion of the stock options will be re-measured at each reporting period. Total stock-based compensation expense for non-employee stock option grants for the three and nine months ended September 30, 2009 was approximately $80,000.

Restricted Stock Units

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSU at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2009, the Company granted 197,295 RSUs with a weighted average fair market value of $14.04 per share.

Stock-based Compensation Expense

The compensation expense that has been included in the Company’s consolidated statement of operations for stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cost of sales	$430	$1,192	$1,019	$3,179
Research and development expense	2,501	3,408	6,118	8,488
Selling, general and administrative expense	4,468	4,321	10,674	14,064

Total stock-based compensation expense	$7,399	$8,921	$17,811	$25,731

There was no material income tax benefit associated with stock-based compensation in the first three quarters of 2008 and 2009 because the deferred tax asset resulting from stock-based compensation was offset by an additional valuation allowance for deferred tax assets.

Stock-based compensation of $3.3 million and $4.1 million was capitalized into inventory for the nine months ended September 30, 2008 and 2009, respectively. Capitalized stock-based compensation is recognized into cost of sales when the related product is sold.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

(5) SHORT-TERM AND LONG-TERM INVESTMENTS

At December 31, 2008, the principal amounts of short-term and long-term investments by contractual maturity are summarized in the table below (in thousands):

	Contractual Maturity For the Year Ending December 31, 2009	Unrealized Gain (Loss)	December 31, 2008 Aggregate Fair Value
	Total Book Value
Corporate securities	$55,270	$(100)	$55,170
Commercial paper	33,076	48	33,124
Equity securities	3,633	332	3,965
U.S. Government agency securities	220,914	977	221,891
U.S. Government backed commercial paper	24,370	5	24,375

Total	$337,263	$1,262	$338,525

At September 30, 2009, the principal amounts of short-term and long-term investments by contractual maturity are summarized in the table below (in thousands):

	Contractual Maturity Date For the Years Ending December 31,				September 30, 2009
	2009	2010	2011	Total Book Value	Unrealized Gain (Loss)	Aggregate Fair Value
Certificates of deposit	$3,838	$26,199	$7,958	$37,995	$(77)	$37,918
Corporate securities	—	71,894	46,091	117,985	468	118,453
Commercial paper	9,987	7,965	—	17,952	15	17,967
Equity securities	701	—	—	701	1,230	1,931
U.S. Government agency securities	84,153	14,740	24,600	123,493	239	123,732

Total	$98,679	$120,798	$78,649	$298,126	$1,875	$300,001

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of September 30, 2009. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the amortized costs.

At December 31, 2008, the aggregate amount of unrealized losses and related fair value of investments with unrealized losses are presented in the table below (in thousands). All investments were classified as available-for-sale at December 31, 2008.

	Less Than 12 Months To Maturity		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate securities	$44,941	$(147)	$44,941	$(147)
Commercial paper	1,992	(6)	1,992	(6)
U.S. Government agency securities	6,928	(12)	6,928	(12)
U.S. Government back commercial paper	9,947	(31)	9,947	(31)

Total	$63,808	$(196)	$63,808	$(196)

At September 30, 2009, the aggregate amounts of unrealized losses and related fair value of investments with unrealized losses were as follows (in thousands). All investments were classified as available-for-sale at September 30, 2009.

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$11,182	$(31)	$14,751	$(54)	$25,933	$(85)
Corporate securities	10,919	(10)	13,214	(31)	24,133	(41)
U.S. Government agency securities	4,574	(1)	—	—	4,574	(1)

Total	$26,675	$(42)	$27,965	$(85)	$54,640	$(127)

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(6) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2008 and September 30, 2009, inventory consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Raw materials	$10,314	$10,391
Work in process	29,998	40,451
Finished goods	32,850	24,599

Total inventory	$73,162	$75,441

As of December 31, 2008 and September 30, 2009, other current assets consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Kuvan European Medicines Agency (EMEA) approval milestone receivable	$30,000	$—
Non-trade receivables	4,828	6,316
Prepaid expenses	3,013	3,888
Deferred cost of goods sold	3,879	2,615
Short-term restricted cash	6,202	97
Other	2,522	188

Total other current assets	$50,444	$13,104

As of December 31, 2008 and September 30, 2009, accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Accounts payable	$922	$2,076
Accrued accounts payable	26,214	29,563
Accrued vacation	3,798	4,608
Accrued compensation	11,737	12,199
Accrued interest and taxes	2,684	4,030
Accrued royalties	3,401	4,342
Other accrued expenses	6,094	1,430
Accrued rebates	3,194	4,881
Other	989	792

Total accounts payable and accrued liabilities	$59,033	$63,921

As of December 31, 2008 and September 30, 2009, other long-term liabilities consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Long-term portion of deferred rent	$1,176	$1,053
Long-term portion of capital lease liability	270	133
Long-term portion of foreign currency forward contract liability	—	126
Long-term portion of deferred compensation liability	1,410	3,039

Total other long-term liabilities	$2,856	$4,351

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and September 30, 2009 consisted of the following (in thousands):

Category	December 31, 2008	September 30, 2009	Estimated Useful Lives
Leasehold improvements	$27,544	$38,024	Shorter of life of asset or lease term
Building and improvements	61,183	66,988	20 years
Manufacturing and laboratory equipment	26,996	31,126	5 years
Computer hardware and software	13,088	24,692	3 to 5 years
Office furniture and equipment	4,602	5,356	5 years
Land	10,056	10,056	Not applicable
Construction-in-progress	27,589	63,458	Not applicable

Total property, plant and equipment, gross	$171,058	$239,700
Less: Accumulated depreciation	(46,079)	(57,601)

Total property, plant and equipment, net	$124,979	$182,099

Depreciation for the three and nine months ended September 30, 2009 was $4.3 million and $11.6 million, respectively, of which $1.2 million and $3.3 million was capitalized into inventory, respectively. Depreciation for the three and nine months ended September 30, 2008 was $3.0 million and $8.3 million, respectively, of which $0.8 million and $2.1 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases during the three and nine months ended September 30, 2009 was $0.2 million and $0.4 million, respectively. Capitalized interest related to the Company’s property, plant and equipment purchases during the three and nine months ended September 30, 2008 was insignificant.

(8) INVESTMENT IN SUMMIT CORPORATION PLC

In July 2008, the Company entered into an exclusive worldwide licensing agreement with Summit Corporation plc (Summit) related to Summit’s preclinical drug candidate SMT C1100 and follow-on molecules (2008 Summit License), which are being developed for the treatment of Duchenne muscular dystrophy. The Company paid Summit $7.1 million for an equity investment in Summit shares and licensing rights to SMT C1100. The initial equity investment represented the acquisition of approximately 5.1 million Summit shares with a fair value at the time of acquisition of $5.7 million, based on public market quotes. The Company’s investment in Summit represents less than 10% of Summit’s outstanding shares. The $1.4 million paid in excess of the fair value of the shares acquired was allocated to the license fee using the residual method and expensed in the third quarter of 2008, in accordance with, ASC Topic 730, Research and Development (ASC-730), as the asset acquired did not have an alternative use. Under the terms of the 2008 Summit License, the Company was obligated to make future development and regulatory milestone payments totaling $51.0 million contingent on future development and regulatory milestones, as well as tiered royalties based on future net sales. All payments pursuant to the Company’s investment in, and license from, Summit were denominated in British pounds.

In March 2009, the Company entered into an asset purchase agreement with Summit. Pursuant to the terms of the asset purchase agreement, the Company purchased certain of Summit’s assets which included the rights, title to, and interest in Summit’s preclinical drug candidate SMT C1100, thus terminating the 2008 Summit License. These assets were acquired by issuing a secured promissory note and assuming $56,000 in related liabilities. The promissory note is secured by all of the assets acquired from Summit. The value of the assumed liabilities was expensed in the first quarter of 2009, in accordance with ASC-730, as asset acquired did not have an alternative use. Under the secured promissory note, the Company is obligated to make up to $50.0 million in future development and regulatory milestone payments contingent on achieving certain development and regulatory milestones, as well as tiered royalties based on future net sales.

The Company accounts for the Summit shares, which are traded on the London Stock Exchange, as an available-for-sale investment, with changes in the fair value reported as a component of accumulated other comprehensive income/loss, exclusive of other-than-temporary impairment losses, if any. Losses determined to be other-than-temporary are reported in earnings in the period in which the impairment occurs.

As of September 30, 2009, the Company has recognized cumulative impairment charges of $5.5 million for the decline in the investment’s value determined to be other-than-temporary. The impairment charges are comprised of $4.1 million and $1.4 million recognized in December 2008 and March 2009, respectively. The determination that the decline was other-than-temporary is, in part, subjective and influenced by several factors, including: the length of time and the extent to which the market value had been less than the value on the date of purchase, Summit’s financial condition and near-term prospects, including any events which may influence their operations, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in market value.

(9) INVESTMENT IN LA JOLLA PHARMACEUTICAL COMPANY

On January 4, 2009, the Company entered into a co-exclusive worldwide (excluding Asia Pacific) licensing agreement with La Jolla Pharmaceutical Company (La Jolla) to develop and commercialize Riquent, La Jolla’s investigational drug for lupus nephritis. Riquent was being evaluated by La Jolla in a Phase III clinical study (Phase III ASPEN Study). The Company paid La Jolla $7.5 million for the license rights and $7.5 million for 339,104 shares of La Jolla’s Series B Preferred Stock. The initial equity investment represents the acquisition of the La Jolla Series B Preferred shares with a fair value of $6.2 million. The $1.3 million paid in excess of the fair value of the shares acquired was allocated to the license fee using the residual method and expensed in the first quarter of 2009, in accordance with ASC -730, as the license acquired did not have an alternative future use. Research and development expense related to the Company’s agreements with La Jolla in the first quarter of 2009 approximated $8.8 million, and is comprised of the $7.5 million up-front license fee and the $1.3 million premium paid in excess of the preferred stock’s fair value.

On February 12, 2009, the results of the first interim efficacy analysis for the Phase III ASPEN Study were announced, and the Independent Data Monitoring Board determined that the continuation of the trial was futile. Based on the results of this interim efficacy analysis, the Company and La Jolla decided to stop the study.

On March 26, 2009, the Company terminated its licensing agreement with La Jolla, triggering the preferred stock’s automatic conversion feature at a rate of one preferred share to thirty shares of common stock. Thus, as of the conversion date, the Company held approximately 10.2 million shares of common stock, or approximately 15.5% La Jolla’s outstanding common stock. The Company accounted for the converted La Jolla shares, which were traded on NASDAQ Stock

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Exchange, as an available-for-sale investment. The investment was classified as available-for-sale, with changes in the fair value reported as a component of accumulated other comprehensive income/loss, exclusive of other-than-temporary impairment losses, if any. Losses determined to be other-than-temporary were reported in earnings in the period in which the impairment occurs.

In March 2009, the Company recognized an impairment charge of $4.5 million, for the decline in the La Jolla investment’s value determined to be other-than-temporary. The determination that the decline was other-than-temporary was, in part, subjective and influenced by several factors, including: the length of time and the extent to which the market value of La Jolla’s common stock had been less than the value on the date of purchase, La Jolla’s financial condition and near-term prospects, including any events which may influence their operations, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in market value. Based on the then current market conditions, La Jolla’s current financial condition and their business prospects, the Company determined that its investment in La Jolla was other-than-temporarily impaired and adjusted the recorded amount of the investment to the stock’s market price on March 31, 2009. In June 2009, the Company sold its 10.2 million shares of La Jolla common stock through a series of open market trades ranging in gross proceeds to the Company of $0.17 to $0.22 per share. In connection with the sale of the La Jolla common stock, the Company recognized a loss of $66,000 on the sale of the equity investment during the second quarter of 2009.

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

In connection with the placement of the April 2007 debt, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt. The Company recognized $0.2 million and $0.6 million of amortization expense in each of the three and nine months ended September 30, 2008 and 2009, respectively.

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

In connection with the placement of the March 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized $0.2 million and $0.6 million of amortization expense during each of the three and nine months ended September 30, 2008 and 2009, respectively. During the first nine months of 2008, certain note holders voluntarily exchanged an insignificant number of convertible notes for shares of the Company’s common stock.

Interest expense for the three months ended September 30, 2009 was $2.9 million. Interest expense for the nine months ended September 30, 2009 was $11.4 million and included imputed interest of $2.6 million related to the Company’s acquisition obligation, which was paid in full during the second quarter of 2009. Interest for the three and nine months ended September 30, 2008 was $4.1 million and $12.3 million, respectively, and included $1.1 million and $3.3 million of imputed interest expense, respectively.

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

The Company designates certain of these foreign currency forward contract hedges as hedging instruments and enters into some foreign currency forward contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme and Aldurazyme revenues and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of foreign currency agreements are estimated as described in Note 12, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow below.

At September 30, 2009, the Company had 37 foreign currency forward contracts outstanding to purchase a total of 49.8 million Euros with expiration dates ranging from October 30, 2009 through December 31, 2010. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme and Aldurazyme revenues. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective within the meaning of ASC 815-30, Derivatives and Hedging Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the consolidated statements of operations. At September 30, 2009, the Company had two outstanding foreign currency contracts to purchase 14.0 million Euros and 3.7 million British Pounds that were not designated as hedges for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward contracts is through December 2010. Over the next 12 months, the Company expects to reclassify $2.6 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Prior to the second quarter of 2008, the Company did not enter into any derivative transactions which qualified for hedge accounting. During the three and nine months ended September 30, 2009, the Company recognized foreign currency transaction loss of $0.7 million and a gain of $1.2 million, respectively, from derivative transactions that qualified for hedge accounting, compared to the three and nine months ended September 30, 2008 when the Company recognized a foreign currency transaction gain of $0.3 million in each period.

At December 31, 2008 and September 30, 2009, the fair value carrying amount of the Company’s derivative instruments was recorded as follows (in thousands):

	Asset Derivatives December 31, 2008		Liability Derivatives December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$754	Other current liabilities	$1,129

Total		$754		$1,129

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$49	Other current liabilities	$—

Total		$49		$—

Total derivative contracts		$803		$1,129

	Asset Derivatives September 30, 2009		Liability Derivatives September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$1	Other current liabilities	$2,594
Foreign currency forward contracts	Other assets	—	Other long term liabilities	126

Total		$1		$2,720

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$—	Other current liabilities	$26

Total		$—		$26

Total derivative contracts		$1		$2,746

The effect of derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009, was as follows (in thousands):

	Foreign Currency Forward Contracts
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives Designated as Hedging Instruments
Net loss recognized in OCI (1)	$(1,499)	$(2,426)
Net gain (loss) reclassified from accumulated OCI into income (2)	(733)	1,212
Net gain (loss) recognized in income (3)	51	(212)
Derivatives Not Designated as Hedging Instruments
Net loss recognized in income (4)	(496)	(1,569)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense
(4)	Classified in selling, general and administrative expense

At December 31, 2008 and September 30, 2009, accumulated other comprehensive income associated with foreign currency forward contracts qualifying for hedge accounting treatment was a loss of $0.2 million and $2.7 million, respectively.

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

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(12) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, other equity securities and foreign currency derivatives. The tables below presents the fair value of these certain financial assets and liabilities determined using the following inputs at December 31, 2008 and September 30, 2009 (in thousands).

	Fair Value Measurements at December 31, 2008
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and overnight deposits (1)	$222,900	$12,959	$209,941	$—
Corporate securities (3)	55,170	—	55,170	—
Equity securities (4)	3,965	2,332	1,633	—
Government agency securities (3)	221,891	—	221,891	—
Government-backed commercial paper (3)	24,375	—	24,375	—
Commercial paper (3)	33,124	—	33,124	—
Foreign currency derivatives (5)	803	—	803	—

Total	$562,228	$15,291	$546,937	$—

Liabilities:
Deferred compensation liability (6)	$1,428	$—	$1,428	$—
Foreign currency derivatives (7)	1,129	—	1,129	—

Total	$2,557	$—	$2,557	$—

	Fair Value Measurements at September 30, 2009
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and overnight deposits (1)	$191,778	$19,681	$172,097	$—
Certificates of deposit (2)	37,918	—	37,918	—
Corporate securities (3)	118,453	—	118,453	—
Equity securities (4)	1,931	1,520	411	—
Government agency securities (3)	123,732	—	123,732	—
Commercial paper (3)	17,967	—	17,967	—
Deferred compensation asset (8)	1,658	—	1,658	—
Foreign currency derivatives (5)	1	—	1	—

Total	$493,438	$21,201	$472,237	$—

Liabilities:
Deferred compensation liability (6)	$3,306	$1,647	$1,659	$—
Foreign currency derivatives (7)	2,746	—	2,746	—

Total	$6,052	$1,647	$4,405	$—

(1)	These amounts are included in cash and cash equivalents investments in the Company’s consolidated balance sheet.
(2)	51% and 49% are included in short-term and long-term investments in the Company’s consolidated balance sheet, respectively.
(3)	These amounts are included in short-term investments and long-term investments in the Company’s consolidated balance sheet. At December 31, 2008, all balances were classified as short-term investments. At September 30, 2009, 71% of corporate securities, and 20% of government agencies were included in long-term investments and the remaining balances are included in short-term investments.
(4)	These amounts are included in short-term investments and long-term investments in the Company’s consolidated balance sheet. At December 31, 2008 and September 30, 2009, 41% and 21%, respectively are included in long-term investments and the remaining balances are included in short-term investments.
(5)	These amounts are included in other current assets on the Company’s consolidated balance sheet. Foreign currency derivatives at September 30, 2009 include forward foreign exchange contracts for the Euro. Foreign currency derivatives at December 31, 2008 include forward foreign exchange contracts for Euros and British Pounds.
(6)	These amounts are included in other long-term liabilities on the Company’s consolidated balance sheet.
(7)	These amounts are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.
(8)	These amounts are included in other assets on the Company’s consolidated balance sheet.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(13) REVENUE AND CREDIT CONCENTRATIONS

The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s revenue within the regions below may expose the Company to a material adverse effect if sales in the respective regions were to experience difficulties. The table below summarizes product revenue concentrations based on patient location for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Region:
United States	58%	53%	56%	53%
Europe	24%	25%	26%	25%
Latin America	10%	12%	9%	11%
Rest of World	8%	10%	9%	11%

Total Net Product Revenue	100%	100%	100%	100%

As of September 30, 2009, accounts receivable related to net product sales of Naglazyme and Kuvan and Aldurazyme product transfer and royalty revenues. On a consolidated basis, four customers accounted for 58% and 60% of our net product revenues during the three and nine months ended September 30, 2009, respectively. On a consolidated basis, two customers accounted for 17% and 51% of the September 30, 2009 accounts receivable balance, respectively. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

On July 1, 2009, the Company transferred all of the North American intellectual property relating to the Orapred product to Scièle Pharma, Inc., a U.S.-based group company of Shionogi & Co., the third party who holds a license to sell and commercialize the Orapred product line in North America. The transfer of the intellectual property was made in accordance with the terms of the previously disclosed License Agreement dated March 15, 2006 between the Company and Scièle Pharma, Inc. (formerly Alliant Pharmaceuticals, Inc.). As a result of the completion of the transaction with Medicis, $9.1 million in cash was released from escrow pursuant to the sublicense and was reclassified from restricted cash to cash and cash equivalents by the Company in June 2009.

(15) SUBSEQUENT EVENT

On October 23, 2009, the Company acquired Huxley Pharmaceuticals, Inc. (Huxley), which has rights to a proprietary form of 3,4-diaminopyridine (3,4-DAP), amifampridine phosphate, for the rare autoimmune disease Lambert Eaton Myasthenic Syndrome (LEMS). On October 22, 2009, the Committee for Medicinal Products for Human Use of the European Medicines Evaluations Agency adopted a positive opinion recommending approval of Huxley’s form of amifampridine phosphate for LEMS. If approved by the European Commission, amifampridine phosphate will be the first approved treatment for LEMS, thereby conferring orphan drug protection and providing ten years of market exclusivity in Europe. Huxley licensed the rights to 3,4-DAP from EUSA Pharma (EUSA), which was developing the product after acquiring the rights from the original developer, Assistance Publique Hôpitaux de Paris (AP-HP).

Under the terms of the agreement, the Company paid Huxley’s stockholders $15.0 million upfront and is required to pay an additional $7.5 million upon final European Commission approval of amifampridine in LEMS, which the Company expects in late 2009 or early 2010. Huxley stockholders are also eligible to receive up to $36.0 million in milestone payments if certain annual sales, cumulative sales and U.S. development milestones are met. In addition, successful development of amifampridine phosphate for the treatment of multiple sclerosis will result in milestone payments to EUSA. The Company expects to account for the transaction as a business combination during the fourth quarter of 2009.

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

Naglazyme received marketing approval in the U.S. in May 2005, in the E.U. in January 2006, and subsequently in other countries. Naglazyme net product revenues for the third quarter and first nine months of 2008 were $33.3 million and $96.2 million, respectively, and increased to $42.1 million and $124.3 million in the third quarter and first nine months of 2009, respectively.

Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme), has been approved for marketing in the U.S., E.U., and in other countries. Prior to 2008, we developed and commercialized Aldurazyme through a joint venture with Genzyme. Pursuant to our arrangement with Genzyme, Genzyme sells Aldurazyme to third parties and we recognize royalty revenue on net sales by Genzyme. We recognize a portion of the royalty as product transfer revenue when product is released to Genzyme and all obligations related to the transfer have been fulfilled at that point and title to, and risk of loss for the product is transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalties earned when the product is sold by Genzyme. Aldurazyme net product revenues for the third quarter and first nine months of 2009 were $14.6 million and $53.4 million, respectively, compared to $20.7 million and $58.1 million, in the third quarter and first nine months of 2008, respectively.

Kuvan was granted marketing approval in the U.S. and Europe in December 2007 and December 2008, respectively. Kuvan net product revenues for the third quarter and first nine months of 2009 were $21.7 million and $54.1 million, respectively, compared to $13.8 million and $31.6 million in the third quarter and first nine months of 2008, respectively.

We are developing PEG-PAL, an experimental enzyme substitution therapy for the treatment of phenylketonuria (PKU), for patients that do not respond well to Kuvan. In May 2008, we initiated a Phase I open label clinical trial of PEG-PAL in PKU patients. In June 2009, we released the results of the Phase I open label clinical trial of PEG-PAL. The primary objective of this study was to assess the safety and tolerability of single subcutaneous injections of PEG-PAL in subjects with PKU. In September 2009, we initiated the Phase II clinical trial of PEG-PAL in PKU patients. We are developing GALNS an enzyme replacement therapy for the treatment of MPS IV A or Morquio Syndrome Type A. We completed enrollment of an open label Phase I/II clinical trial of GALNS in July 2009. We expect the results form this trial in mid 2010. We are conducting preclinical development of several other protein product candidates for genetic and other diseases, and a small molecule for the treatment of Duchenne Muscular Dystrophy.

Key components of our results of operations for the three and nine months ended September 30, 2008 and 2009 include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total net product revenues	$67.8	$78.4	$185.9	$231.8
Collaborative agreement revenues	2.4	0.6	7.4	2.0
Cost of sales	14.1	15.0	40.8	49.2
Research and development expense	26.2	27.0	67.6	87.7
Selling, general and administrative expense	29.0	28.7	77.8	87.8
Net income (loss)	0.8	6.6	6.3	(5.2)
Stock-based compensation expense	7.4	8.9	17.8	25.7

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above. Our cash, cash equivalents, short-term investments and long-term investments totaled $491.8 million as of September 30, 2009, compared to $561.4 million as of December 31, 2008, primarily due to the early settlement of our Medicis obligation. See “Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2(r) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Income (Loss)

Our net income for the three months ended September 30, 2009 was $6.6 million and our net loss for the nine months ended September 30, 2009 was $5.2 million, compared to net income of $0.8 million and $6.3 million for the three and nine months ended September 30, 2008, respectively, with the changes primarily due to the following (in millions):

	Three Months Ended September 30	Nine Months Ended September 30
Net income for the period ended September 30, 2008	$0.8	$6.3
Increased Naglazyme gross profit	6.2	21.0
Increased Kuvan gross profit on sales	6.2	17.2
Decreased Aldurazyme gross profit	(2.7)	(0.7)
Decreased Kuvan license fee revenues	(3.0)	(5.5)
Decreased Kuvan collaborative agreement revenue	(0.3)	(0.9)
Increased research and development expense	(0.8)	(20.1)
Decreased (increased) selling, general and administrative expense	0.3	(10.0)
Impairment loss on equity investments	—	(5.8)
Gain on the sale of equity investments	—	1.6
Increased Orapred royalty revenue	0.8	0.9
Decreased interest income	(2.4)	(9.1)
Decreased interest expense	1.2	0.9
Other individually insignificant fluctuations	0.3	(1.0)

Net income (loss) for the period ended September 30, 2009	$6.6	$(5.2)

        The increase in Naglazyme gross profit in the third quarter and first nine months of 2009 as compared to the same periods in 2008 is primarily a result of additional patients initiating therapy outside the U.S. The increase in Kuvan gross profit during the third quarter and first nine months of 2009 compared to the same periods of 2008 is primarily a result of additional patients initiating therapy in the U.S. The decrease in Aldurazyme gross profit in the third quarter and first nine months of 2009 as compared to the same periods in 2008 is primarily attributed to decreased product transfer revenue resulting from decreased shipments to Genzyme. The decrease in Kuvan license fee revenues is attributed to our fulfillment of all performance obligations relating to the 2005 up-front license payment of $25.0 million from Merck Serono in December 2008. The increase in selling, general and administrative expense is primarily due to increased facility and employee related costs and the continued commercialization of Kuvan in the U.S. The increase in research and development expense in the first nine months of 2009 is primarily attributed to increases in development expense for our GALNS program for the treatment of MPS IV A, the $8.8 million of up-front costs associated with a product licensed from La Jolla Pharmaceutical Company, and other early stage programs. See below for additional information related to the primary net income (loss) fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

The following table shows a comparison of net product revenues for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2009	Change	2008	2009	Change
Naglazyme	$33.3	$42.1	$8.8	$96.2	$124.3	$28.1
Kuvan	13.8	21.7	7.9	31.6	54.1	22.5
Aldurazyme	20.7	14.6	(6.1)	58.1	53.4	(4.7)

Total Net Product Revenues	$67.8	$78.4	$10.6	$185.9	$231.8	$45.9

Naglazyme net product revenues earned from customers based outside the U.S. during the third quarter and first nine months of 2009 were $35.7 million and $107.2 million, respectively. The negative impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was approximately $1.3 million and $5.0 million in the third quarter and first nine months of 2009, respectively. Gross profit from Naglazyme sales in the third quarter and first nine months of 2009 was approximately $33.1 million and $98.6 million, respectively, representing gross margins of 79% in both periods, compared to gross profits of $27.0 million and $77.6 million, in the third quarter and first nine months of 2008, respectively, representing gross margins of approximately 81% in both periods. The slight decrease in gross margins during the third quarter and first nine months of 2009 as compared to the same periods of 2008 is attributed to the negative foreign currency impact on revenue during the third quarter of 2009.

Net product revenue for Kuvan during the third quarter and first nine months of 2009 was $21.7 million and $54.1 million, respectively, compared to $13.8 million and $31.6 million, respectively, during the third quarter and first nine months of 2008. Gross profit from Kuvan in the third quarter and first nine months of 2009 was approximately $18.2 million and $44.9 million, respectively, representing gross margins of approximately 84% and 83%, respectively. During the third quarter and first nine months of 2008, gross profit from Kuvan was approximately $12.0 million and $27.7 million, respectively, representing gross margins of 88% for each period. All periods reflect royalties paid to third parties of 11%. In accordance with our inventory accounting policy, we began capitalizing Kuvan inventory production costs after U.S. regulatory approval was obtained in December 2007. As a result, the product sold in 2008 had an insignificant cost basis. The cost of sales for Kuvan for the third quarter and first nine months of 2008 is primarily comprised of royalties paid to third parties based on Kuvan net sales. We expect U.S. gross margins for Kuvan for the foreseeable future to be in the lower 80% range as the expensed inventory has been mostly depleted.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2009	Change	2008	2009	Change
Aldurazyme Revenue reported by Genzyme	$38.2	$40.3	$2.1	$113.7	$116.4	$2.7

Royalties due from Genzyme	15.1	15.9	0.8	44.9	46.0	1.1
Incremental (previously recognized) Aldurazyme product transfer revenue	5.6	(1.3)	(6.9)	13.2	7.4	(5.8)

Total Aldurazyme Net Product Revenues	$20.7	$14.6	$(6.1)	$58.1	$53.4	$(4.7)

Gross Profit	$14.8	$12.1	$(2.7)	$39.8	$39.1	$(0.7)

In January 2008, we transferred existing finished goods on-hand to Genzyme under the restructured terms of the BioMarin/Genzyme LLC agreements, resulting in the recognition of significant incremental product transfer revenue during 2008. In the future, to the extent that Genzyme Aldurazyme inventory quantities on hand remain flat, we expect that our total Aldurazyme revenues will approximate the 39.5% to 50% royalties on net product sales by Genzyme. In the third quarter and first nine months of 2009, Aldurazyme gross margins were 82% and 73%, respectively, which reflects the profit earned on royalty revenue and net incremental product transfer revenue. For the same periods in 2008, Aldurazyme gross margins were 71% and 69%, respectively. The change in gross margins is attributed to a shift in revenue mix between royalty revenue and net product transfer revenues. During the third quarter of 2008, the Aldurazyme net product revenue mix consisted of 73% royalty revenues and 27% net product transfer revenues, compared to the third quarter of 2009 when the revenue was comprised solely of royalty revenues because the product sold by Genzyme exceeded the shipments to Genzyme. In the first nine months of 2009, the revenue mix was 86% royalty revenues and 14% net product transfer revenues, respectively, compared to the first nine months of 2008, where the revenue mix was 77% royalty revenues and 23% net product transfer revenues, respectively. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn a lower gross profit.

Total cost of sales during the third quarter and first nine months of 2009, was $15.0 million and $49.2 million, respectively, compared to $14.1 million and $40.8 million in the third quarter and first nine months of 2008, respectively. The increase in cost of sales in the third quarter of 2009 compared to the third quarter of 2008 is attributed to an increase in product sales. The increase in cost of sales during the fist nine months of 2009 compared to the same period in 2008 is attributed to the increase in Naglazyme and Kuvan product sales offset by the decline in Aldurazyme net product transfer revenues.

Collaborative Agreement Revenues

Collaborative agreement revenues include both license revenue and contract research revenue under our agreement with Merck Serono, which was executed in May 2005. License revenues are related to amortization of the $25.0 million up-front license payment received from Merck Serono and contract research revenues are related to shared development costs that are incurred by us, of which approximately 50% is reimbursed by Merck Serono. Our performance obligations related to the initial $25.0 million up-front license payment were completed in December 2008. Therefore, periods subsequent to December 31, 2008 will not include amortization amounts related to this payment. As shared development spending increases or decreases, contract research revenues will also change proportionately. Reimbursable revenues are expected to increase if PEG-PAL successfully completes Phase II clinical trials and Merck Serono chooses to co-develop it. The related costs are included in research and development expenses.

Collaborative agreement revenues in the third quarter and first nine months of 2009 were comprised of reimbursable Kuvan development costs and amounted to $0.6 million and $2.0 million, respectively. During the third quarter and first nine months of 2008 collaborative revenues were comprised of $2.4 million and $7.4 million of amortization relating to the $25.0 million up-front license payment received from Merck Serono and reimbursable Kuvan development of $0.9 million and $2.9 million, respectively. Kuvan development costs decreased during the third quarter and first nine months of 2009 as compared to the same periods of 2008 due to reductions in Kuvan clinical trial activities.

Royalty and License Revenues

Royalty and license revenues for the third quarter and first nine months of 2009 totaled $1.8 million and $3.8 million, respectively, compared to $2.4 million and $3.9 million in the third quarter and first nine months of 2008, respectively. Royalty and license revenues for the three and nine months ended September 30, 2009 included royalty revenues from Orapred product sold by the sublicensee of $1.6 million and $3.2 million, respectively, and 6R-BH4 royalty revenues for related products sold in Japan of $0.2 million and $0.6 million, respectively. Royalty and licenses revenues during the third quarter of 2008, included royalty revenues from Orapred product sales sold by the sublicensee of $0.8 million, 6R-BH4 royalty revenues for related products sold in Japan of $0.1 million and a $1.5 million milestone payment related to the Japanese approval of biopten, which contains the same active ingredient as Kuvan, for the treatment of patients with PKU.

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

Research and development expenses increased by $0.8 million for the three months ended September 30, 2009 from $26.2 million for the three months ended September 30, 2008. Research and development expense increased by $20.1 million for the nine months ended September 30, 2009, from $67.6 million for the nine months ended September 30, 2008. The change in research and development expenses for the third quarter and first nine months of 2009 is primarily a result of the following (in millions):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Research and development expense for period ended September 30, 2008	$26.2	$67.6
License payment related to collaboration with La Jolla Pharmaceutical Company	—	8.8
Increased GALNS for Morquio Syndrome Type A development expense	1.3	4.7
Increased (decreased) Kuvan development expenses	(0.1)	1.1
Increased stock-based compensation expense	0.9	2.4
Decreased 6R-BH4 development expenses for indications other than PKU	(2.7)	(6.1)
Increased (decreased) PEG-PAL development expenses	0.2	(0.5)
Increased Prodrug development expenses	0.3	1.5
Increased (decreased) Duchene Muscular Dystrophy program development expense	(0.6)	0.9
Increased (decreased) Naglazyme development expenses	(0.5)	0.1
Increased research and development expenses on early development stage programs	0.9	0.5
Increase in non-allocated research and development expenses and other net changes	1.1	6.7

Research and development expense for the period ended September 30, 2009	$27.0	$87.7

        During the first quarter of 2009, we paid La Jolla Pharmaceutical Company (La Jolla) an up-front license fee for the rights to develop and commercialize their investigational drug, Riquent. In February 2009, the results of the first interim efficacy analysis for the Phase III ASPEN Study were announced, and the Independent Data Monitoring Board determined that the continuation of the trial was futile. Based on the results of this interim efficacy analysis, the Company and La Jolla decided to stop the study and in March 2009, we terminated the license agreement. As such, there will not be any additional development expense for Riquent. The increase in GALNS development expenses is primarily attributed to an increased costs related to the Phase I/II clinical trial that was initiated in April 2009. The decrease in 6R-BH4 development expense for indications other than PKU is primarily due to a decline in pre-clinical studies in 2009. The increase in Kuvan research and development expense is attributed to long-term clinical activities related to post-approval regulatory commitments. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to Kuvan post-approval regulatory commitments and spending on our GALNS and PEG-PAL programs. The increase in Duchene Muscular Dystrophy program development expense is primarily attributed to increased pre-clinical activities related to the disease. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to increased number of employees. The increase in non-allocated research and development primarily includes increases in facilities costs, general research costs and research and development personnel.

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

Selling, general and administrative expenses decreased by $0.3 million and increased by $10.0 million, to $28.7 million and $87.8 million for the three and nine months ended September 30, 2009, respectively, from $29.0 million and $77.8 million for the three and nine months ended September 30, 2008, respectively. The components of the change for the third quarter and first nine months of 2009 primarily include the following (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
Selling, general and administrative expense for the period ended September 30, 2008	$29.0	$77.8
Increased Naglazyme sales and marketing expenses	0.4	0.6
Increased (decreased) stock-based compensation expense	(0.1)	3.4
Increased Kuvan commercialization expenses	—	1.9
Net increase (decrease) in corporate overhead and other administrative expenses	(0.6)	4.1

Selling, general and administrative expense for the period ended September 30, 2009	$28.7	$87.8

The increase in stock-based compensation expense for the nine months was the result of an increased number of outstanding stock options due to an increase in the number of employees. We incurred increased Kuvan commercialization expenses as a result of increased commercialization efforts in the U.S. and Canada. The increase in corporate overhead and other administrative costs during the first nine months of 2009 is comprised of increased employee related costs and increased depreciation expense. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme and the U.S. commercialization activities for Kuvan.

Amortization of Intangible Assets

Amortization of acquired intangible assets includes the current amortization expense of the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. In June, 2009, we completed the purchase of all of the outstanding shares of capital stock of BioMarin Pediatrics II (formerly known as Ascent Pediatrics, Inc. and Medicis Pediatrics, Inc.) a wholly-owned subsidiary of Medicis Pharmaceutical Corporation (Medicis) as required by the original transaction agreements from 2004 for $70.6 million. Medicis’ sole substantive asset was the intellectual property related to the Orapred franchise. Subsequently, on July 1, 2009, we transferred the exclusive U.S. intellectual property rights to our sublicense, resulting in revision of the remaining useful life of the Orapred intangible assets from August 2009 to July 1, 2009 when the transfer was completed. Amortization expense was insignificant and $2.9 million for the third quarter and the first nine months of 2009, respectively, compared to $1.1 million and $3.3 million for the third quarter and first nine months of 2008, respectively. The decrease in amortization expense in the third quarter of 2009 compared to the third quarter of 2008 is attributed to the revision of the intangible assets’ useful life during the second quarter of 2009. Amortization expense in the first nine months of 2008 included nine months of expense compared to the same period in 2009 which included seven months of expense.

Kuvan license payments, recorded as intangible assets, made to third parties as a result of the Food and Drug Administration (FDA) approval of Kuvan in December 2007 and the European Medicines Agency (EMEA) approval of Kuvan in December 2008 are being amortized over approximately 7.0 years and 10.0 years, respectively. Amortization of the Kuvan intangible assets is recorded as a component of cost of sales and is expected to approximate $0.6 million annually through 2014 and $0.3 million annually through 2018. Amortization expense related to the Kuvan intangible assets for the three and nine months ended September 30, 2009 was $0.2 million and $0.5 million, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively. The increase in Kuvan related amortization expense is attributed to the EMEA approval milestone paid to us in December 2008.

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

Equity in the loss of the joint venture remained materially consistent for the third quarter and first nine months of 2009 was $0.7 million and $1.8 million for the three and nine months ended September 30, 2009, respectively, compared to $0.6 million and $1.7 million in the same periods in 2008, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income decreased to $1.0 million and $4.1 million for the third quarter and first nine months of 2009, respectively, from $3.4 million and $13.2 million for the same periods in 2008, respectively. The reduced interest yields during the third quarter and first nine months of 2009 were due to lower market interest rates and decreased levels of cash and investments. We expect that interest income will decline during the remainder of 2009 as compared to 2008 due to reduced interest yields and lower cash and investment balances.

Interest Expense

We incur interest expense on our convertible debt. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense in the third quarter 2009 was $2.9 million. Interest expense for the first nine months of 2009 was $11.4 million and included imputed interest of $2.6 million. Interest expense in the third quarter and first nine months of 2008 was $4.1 million and $12.3 million, respectively, and included imputed interest of $1.1 million and $3.3 million, respectively. Imputed interest will not be incurred in future periods as the Medicis obligation has been paid in full.

Changes in Financial Position

September 30, 2009 Compared to December 31, 2008

From December 31, 2008 to September 30, 2009, our cash, cash equivalents, short-term and long term investments decreased by $69.6 million primarily as a result of the early settlement the Medicis obligation and increased capital expenditures substantially off-set by the receipt of the $30.0 million milestone for Kuvan EMEA approval. Our accounts receivable increased by $14.1 million due to increased sales of Naglazyme and Kuvan and receivables from Genzyme for Aldurazyme product transfer and royalty revenues. Other current assets decreased approximately $37.3 million from December 31, 2008 to September 30, 2009, primarily as a result of the receipt of the $30.0 million related to the EMEA milestone earned from Merck Serono in December 31, 2008 that was paid in January 2009 and the reclassification of $6.2 million in cash which was restricted from use until June 2009 when we paid the remaining acquisition obligation resulting from the Ascent Pediatrics transaction to Medicis from restricted cash to cash. Our net property, plant and equipment increased by approximately $57.1 million from December 31, 2008 to September 30, 2009, primarily as a result continued expansion and improvements to our facilities during the period. We expect property, plant and equipment to increase in future periods, due to several ongoing facility improvement projects, and we expect depreciation expense to increase as the assets are placed into service.

Liquidity and Capital Resources

Cash and Cash Flow

As of September 30, 2009, our combined cash, cash equivalents, short-term and long-term investments totaled $491.8 million, a decrease of $69.6 million from $561.4 million at December 31, 2008. During the nine months ended September 30, 2009, we financed our operations primarily through net product sales and available cash, cash equivalents, short-term and long-term investments.

The decrease in our combined balance of cash, cash equivalents, short-term and long-term investments during the first nine months of 2009 was $69.6 million, which was $51.6 million more than the net decrease in cash, cash equivalents and short-term investments during the first nine months of 2008 of $18.0 million. The primary items contributing to the increase in net cash outflow in 2009 were as follows (in millions):

Decreased distributions from Genzyme/BioMarin LLC	$(16.7)
Increased Orapred acquisition payments, primarily the early settlement of the Medicis obligation	(68.6)
Increased capital asset purchases	(22.7)
Investment in La Jolla Pharmaceutical Company	(6.3)
Net proceeds from the sale of equity investments	5.0
Milestone payment received for Kuvan EMEA approval	30.0
Decreased proceeds from ESPP and stock option exercises	(17.0)
Net increase in cash provided by operating activities, including net payments for working capital, other	26.7

Total increase in net cash outflow	$(69.6)

The net decrease in operating spend includes increases in cash receipts from net revenues partially offset by increases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in “Results of Operations” above. Increased capital purchases primarily relate to continued expansion of corporate and manufacturing facilities at our Novato, California campus. Net payments for working capital in the first nine months of 2009 primarily include decreased inventory build of $6.6 million, which excluded the inventory distribution from the joint venture and the decreased accounts receivable build of $20.1 million, and the receipt of the Merck Serono $30.0 million milestone payment earned in December 2008 related to the EMEA approval of Kuvan.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses for the three and nine months ended September 30, 2008 and 2009 and for the period since inception (March 1997 for the portion not allocated to any major program) represent the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Program Inception
	2008	2009	2008	2009
Naglazyme	$2.7	$2.3	$7.2	$7.4	$130.0
Kuvan	3.0	2.9	7.7	8.7	98.5
GALNS for Morquio Syndrome Type A	4.0	5.3	8.6	13.2	29.6
6R-BH4 for indications other than PKU	3.6	0.7	11.5	4.3	46.4
PEG-PAL	3.2	3.4	8.5	8.1	39.3
Not allocated to specific major current projects	7.9	8.6	21.3	25.6	212.1

	$24.4	$23.2	$64.8	$67.3	$555.9

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

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of September 30, 2009 is presented below (in thousands).

	Payments Due by Period
	Remainder of 2009	2010	2011-2012	2013-2014	2015 and Thereafter	Total
Convertible debt and related interest	$3,046	$10,401	$20,801	$186,544	$340,104	$560,896
Operating leases	955	4,283	7,445	4,443	3,201	20,327
Research and development and purchase commitments	10,036	18,874	7,294	3,510	3,952	42,992

Total	$14,037	$33,558	$35,540	$194,497	$347,257	$624,215

We are also subject to contingent payments related to various development activities totaling approximately $110.6 million, which are due upon achievement of certain regulatory and licensing milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2009 have not changed significantly from those in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 27, 2009, and Part II, Item 3 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 which were filed with the SEC on May 1, 2009 and July 31, 2009, respectively.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 27, 2009, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2009, which were filed with the SEC on May 1, 2009, and July 31, 2009, respectively, have remained substantially unchanged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

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

BIOMARIN PHARMACEUTICAL INC.

Dated: October 29, 2009	By	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

*	Filed herewith