Form 10-K/A
period 2009-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2010-03-25
CIK 1048477

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

Explanatory Notes

In accordance with Rule 3-09 of Regulation S-X, BioMarin Pharmaceutical Inc. (“BioMarin” or the “Company”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2009, audited financial statements of BioMarin/Genzyme LLC, an equity investment in which BioMarin owns 50% of the common equity as of December 31, 2009. BioMarin is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 25, 2010 (the “Annual Report”), solely for the purpose of including the financial statements of BioMarin/Genzyme LLC, which are filed herewith as Exhibit 99.1. In addition, we are including as exhibits to this Amendment the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendment discussed above and reflected below.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on February 27, 2009 as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of February 27, 2009, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on February 27, 2009 as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.4	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.5	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1†	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on May 4, 1999 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.2†	Amended and Restated Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on May 12, 2009, previously filed with the Commission on July 31, 2009 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated by reference herein.

10.3†	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4†	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5†	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as adopted on June 21, 2006, previously filed with the Commission on June 16, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.6†	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.7†	Amendment to 1998 Director Plan as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.8†	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.9†	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.10†	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006, previously filed with the Commission on August 3, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.11†	Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted on December 1, 2005 and as amended and restated on January 1, 2009, previously filed with the Commission on December 23, 2008 as Exhibit 10.8 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.12†	Amended and Restated Employment Agreement with Jean-Jacques Bienaimé dated January 1, 2009 previously filed with the Commission on December 23, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.13†	Amended and Restated Employment Agreement with Stephen Aselage dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.14†	Amended and Restated Employment Agreement with Robert A. Baffi dated January 1, 2009 previously filed with the Commission on December 23, 2008, as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.15†	Amended and Restated Employment Agreement with Emil D. Kakkis, M.D., Ph.D. dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.16†	Severance Agreement with Dr. Emil D. Kakkis, dated May 28, 2009, previously filed with the SEC on June 3, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17†	Consulting Agreement between the Company and Dr. Emil D. Kakkis, dated July 1, 2009 previously filed with the SEC on June 3, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.18†	Amended and Restated Employment Agreement with Jeffrey H. Cooper dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.19†	Amended and Restated Employment Agreement with G. Eric Davis dated January 1, 2009, previously filed with the Commission on December 23, 2005 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20†	Amended and Restated Employment Agreement with Mark Wood dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.21†	Employment Agreement with Stuart J. Swiedler, M.D., Ph.D., dated April 9, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.22†	Employment Agreement with Henry Fuchs, dated March 18, 2009, previously filed with the Commission on March 23, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.23	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.24	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.25	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.27†	2009 Technical Amendments to BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, effective January 1, 2009, previously filed with the Commission on December 23, 2008, as Exhibit 10.9 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.28	Amended and Restated License Agreement between BioMarin Pharmaceutical Inc. and Women’s and Children’s Hospital dated February 7, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.29	Manufacturing, Marketing and Sales Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC previously filed with the Commission on February 27, 2008 as Exhibit 10.30 to the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.30	Amended and Restated Collaboration Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC previously filed with the Commission on February 27, 2007 as Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.31	Members Agreement dated as of January 1, 2008 by and among BioMarin Pharmaceutical Inc., Genzyme Corporation, BioMarin Genetics Inc., and BioMarin/Genzyme LLC previously filed with the Commission on February 27, 2007 as Exhibit 10.32 to the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.32	Development and Commercialization Agreement dated as of January 4, 2009 by and between BioMarin CF Limited and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.33	Securities Purchase Agreement dated as of January 4, 2009 by and between BioMarin Pharmaceutical Inc. and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.34	Amendment No. 1 to the Development and Commercialization Agreement dated as of January 16, 2009 by and between BioMarin CF Limited and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.31 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.35	Amendment No. 1 to the Securities Purchase Agreement dated as of January 16, 2009 by and between BioMarin Pharmaceutical Inc. and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.36†	Summary of Bonus Plan, previously filed with the Commission on February 27, 2009 as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.37#	Stock Purchase Agreement by and between BioMarin Pharmaceutical Inc., Huxley Pharmaceuticals, Inc., and the stockholders of Huxley Pharmaceuticals, Inc., dated October 20, 2009, previously filed with the Commission on February 26, 2010 as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

21.1	Subsidiaries of BioMarin Pharmaceutical Inc., previously filed with the Commission on February 26, 2010 as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc., previously filed with the Commission on February 26, 2010 as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

23.2*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm for BioMarin/Genzyme LLC.

24.1	Power of Attorney (Included in Signature Page), previously filed with the Commission on February 26, 2010 as Exhibit 24.1 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2008 and 2009 and for the years ended December 31, 2009, 2008 and 2007.

*	Filed herewith
†	Management contract or compensatory plan or arrangement
#	Confidential treatment requested for a portion of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: March 25, 2010	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper
Senior Vice President, Chief Financial Officer