Form 10-Q
period 2010-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2010-08-04
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(415) 506-6700

Registrant’s telephone number including area code:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,058,660 shares of common stock, par value $0.001, outstanding as of July 23, 2010.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31, 2009 (1)	June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,171	$115,779
Short-term investments	133,506	221,894
Accounts receivable, net	73,540	77,682
Inventory	78,662	83,778
Other current assets	14,848	22,775

Total current assets	467,727	521,908
Investment in BioMarin/Genzyme LLC	441	351
Long-term investments	169,849	117,734
Property, plant and equipment, net	199,141	212,620
Intangible assets, net	40,977	77,985
Goodwill	23,722	40,360
Other assets	15,306	14,558

Total assets	$917,163	$985,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other current liabilities	$78,068	$83,930
Deferred revenue	86	0

Total current liabilities	78,154	83,930
Convertible debt	497,083	497,083
Other long-term liabilities	19,741	41,541

Total liabilities	594,978	622,554

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2009 and June 30, 2010; 100,961,922 and 102,016,778 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	101	102
Additional paid-in capital	899,950	931,361
Company common stock held by Nonqualified Deferred Compensation Plan	(1,715)	(2,315)
Accumulated other comprehensive income	933	10,224
Accumulated deficit	(577,084)	(576,410)

Total stockholders’ equity	322,185	362,962

Total liabilities and stockholders’ equity	$917,163	$985,516

(1)	December 31, 2009 balances were derived from the audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2009 and 2010

(In thousands, except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues:
Net product revenues	$81,472	$90,592	$153,386	$174,665
Collaborative agreement revenues	868	176	1,377	377
Royalty and license revenues	447	1,182	2,004	1,861

Total revenues	82,787	91,950	156,767	176,903

Operating expenses:
Cost of sales (excludes amortization of developed product technology)	19,848	14,401	34,210	31,813
Research and development	26,324	35,649	60,682	65,746
Selling, general and administrative	30,527	37,277	59,095	71,277
Intangible asset amortization and contingent consideration	1,775	1,580	2,868	2,234

Total operating expenses	78,474	88,907	156,855	171,070

Income (loss) from operations	4,313	3,043	(88)	5,833
Equity in the loss of BioMarin/Genzyme LLC	(546)	(864)	(1,093)	(1,555)
Interest income	886	1,035	3,039	2,225
Interest expense	(4,404)	(2,635)	(8,496)	(5,064)
Impairment loss on equity investments	0	0	(5,848)	0
Net gain from sale of investments	1,585	0	1,585	927

Income (loss) before income taxes	1,834	579	(10,901)	2,366
Provision for income taxes	522	1,056	939	1,692

Net income (loss)	$1,312	$(477)	$(11,840)	$674

Net income (loss) per share, basic	$0.01	$(0.00)	$(0.12)	$0.01

Net income (loss) per share, diluted	$0.01	$(0.01)	$(0.12)	$0.01

Weighted average common shares outstanding, basic	100,065	101,712	99,984	101,431

Weighted average common shares outstanding, diluted	101,217	101,834	100,075	104,347

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2010

(In thousands, unaudited)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net income (loss)	$(11,840)	$674
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,273	11,987
Amortization of discount (premium) on investments	(341)	2,501
Imputed interest on acquisition obligation	2,859	0
Equity in the loss of BioMarin/Genzyme LLC	1,093	1,555
Stock-based compensation	17,494	18,233
Impairment loss on equity investments	5,848	0
Net gain from sale of investments	(1,585)	(927)
Unrealized foreign exchange (gain) loss on forward contracts	3,323	(1,475)
Changes in the fair value of contingent acquisition consideration payable	0	1,453
Excess tax benefit from stock option exercises	(131)	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,278)	(4,142)
Inventory	326	(5,116)
Other current assets	31,904	1,287
Other assets	(1,674)	(2,646)
Accounts payable, accrued liabilities and other current liabilities	(2,183)	1,839
Other long-term liabilities	1,122	347
Deferred revenue	622	(86)

Net cash provided by operating activities	39,832	25,471

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,621)	(29,348)
Maturities and sales of investments	326,703	50,682
Purchase of investments	(271,119)	(89,472)
Business acquisitions, net of cash acquired	0	(14,124)
Investments in BioMarin/Genzyme LLC	(640)	(1,465)
Investment in equity securities	(6,250)	0

Net cash provided by (used in) investing activities	8,073	(83,727)

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan (ESPP) and exercise of stock options	2,805	13,166
Excess tax benefit from stock option exercises	131	13
Repayment of acquisition obligation	(73,600)	0
Payment of contingent acquisition payable	0	(6,230)
Repayment of capital lease obligations	(91)	(85)

Net cash provided by (used in) financing activities	(70,755)	6,864

Net decrease in cash and cash equivalents	(22,850)	(51,392)
Cash and cash equivalents:
Beginning of period	222,900	167,171

End of period	$200,050	$115,779

Supplemental cash flow disclosures:
Cash paid for interest, net of interest capitalized into fixed assets	$4,959	$4,524
Cash paid for income taxes	813	1,183
Stock-based compensation capitalized into inventory	2,672	2,324
Depreciation capitalized into inventory	1,339	3,009
Supplemental non-cash investing and financing activities disclosures:
Changes in accrued liabilities related to fixed assets	1,480	5,790
Changes in contingent acquisition consideration payable	0	1,453

See accompanying notes to unaudited consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Through June 30, 2010, the Company had accumulated losses of approximately $576.4 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at June 30, 2010 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enter into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These unaudited consolidated financial statements include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the Securities and Exchange Commission (SEC) requirements for interim reporting. However, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Management performed an evaluation of the Company’s activities through the filing of this Quarterly Report on Form 10-Q and has concluded that there are no subsequent events requiring disclosure through that date.

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

The accompanying consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2010.

(c) Cash and Cash Equivalents

The Company treats liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

(d) Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each balance sheet date. All of the Company’s securities are classified as either held-to-maturity or available-for-sale and reported in short-term investments or long-term investments. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income or loss, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are comprised of corporate securities, commercial paper, U.S. federal government agency securities, money market funds, equity securities and certificates of deposit. As of June 30, 2010, the Company had no held-to-maturity investments.

(e) Inventory

The Company values inventory at the lower of cost or net realizable value. The Company determines the cost of inventory using the average-cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of sales in the consolidated statements of operations.

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

Stock-based compensation capitalized into inventory for the six months ended June 30, 2009 and 2010, was $2.7 million and $2.3 million, respectively.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 was subsequently codified in December 2009 as Accounting Standards Update (ASU) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), which is effective the first annual reporting period after November 15, 2009 and will be effective for the Company in the fiscal year ending December 31, 2010. ASU 2009-17 amends FASB Accounting Standards Codification (ASC) Topic 810 to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. In accordance with the new guidance the Company is required to reassess its previous assertion that BioMarin was not the primary beneficiary of BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity’s economic performance is the primary beneficiary. The Company has concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance, is shared equally between Genzyme and BioMarin through Genzyme’s commercialization rights and BioMarin’s manufacturing rights.

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred. See Note 10 for further information on property, plant and equipment balances as of December 31, 2009 and June 30, 2010.

Certain of the Company’s operating lease agreements include scheduled rent escalations over the lease term, as well as tenant improvement allowances. Scheduled increases in rent expense are recognized on a straight-line basis over the lease term. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. The tenant improvement allowances and free rent periods are recognized as a reduction of rent expense over the lease term on a straight-line basis.

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

The Company receives a 39.5% to 50% royalty on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in net product revenues in the consolidated statements of operations. The Company recognizes a portion of this amount as product transfer revenue when product is released to Genzyme because all of the Company’s performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay the Company if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty rate when the product is sold by Genzyme. The Company records the Aldurazyme royalty revenue based on net sales information provided by Genzyme and records product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme and when the title and risk of loss for the product is transferred to Genzyme. As of December 31, 2009 and June 30, 2010, accounts receivable included $20.3 million and $18.0 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme.

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

However, certain international customers, usually government entities, tend to purchase larger quantities of product less frequently. Although such buying patterns may result in revenue fluctuations from quarter to quarter, the Company has not experienced any increased product returns or risk of product returns. The Company relies on historical return rates to estimate returns for Aldurazyme, Naglazyme and Kuvan. Genzyme’s contractual return rights for Aldurazyme are limited to defective product. The Company’s products are comparable in nature and sold to similar customers with limited return rights; therefore the Company relies on historical return rates for Aldurazyme, Naglazyme and Kuvan to estimate returns for Firdapse, which has a limited history of product returns. Based on these factors, management has concluded that product returns will be minimal, and the Company has not experienced significant product returns to date. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2010, the Company has experienced no significant bad debts and the recorded allowance for doubtful accounts was insignificant.

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

Collaborative agreement revenues totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009 when collaborative revenues totaled $0.9 million and $1.4 million, respectively. Collaborative agreement revenues for the three and six month periods ended June 30, 2009 and 2010 were comprised of reimbursable development costs for Kuvan.

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

Royalty and license revenues for the three and six months ended June 30, 2010 include $0.9 million and $1.4 million, respectively, of Orapred product royalties, a product that the Company acquired in 2004 and sublicensed in 2006, and $0.3 million and $0.5 million, respectively of royalty revenues for 6R-BH4, the active ingredient in Kuvan, sold in Japan. Royalty and license revenues for the three and six months ended June 30, 2009 included $0.2 million and $1.6 million, respectively, of Orapred product royalties and $0.2 million and $0.4 million of royalty revenue for 6R-BH4.

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

The following represents a reconciliation from basic weighted shares outstanding to diluted weighted shares outstanding and the earnings per share for the three and six months ended June 30, 2009 and 2010 (in thousands, except per share data):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount	Net Loss (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount
Basic Net Income (Loss) Per Share:
Net Income (Loss)	$1,312	100,065	$0.01	$(11,840)	99,984	$(0.12)

Effect of dilutive shares:
Stock options using the treasury method		839			0
Potentially issuable common stock for ESPP purchases		222			0
Common stock held in the Nonqualified Deferred Compensation Plan using the treasury method	(116)	91		(111)	91

Diluted Net Income (Loss) Per Share:
Net Income (Loss)	$1,196	101,217	$0.01	$(11,951)	100,075	$(0.12)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Net (Loss) (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted Average Shares Outstanding (Denominator)	Per Share Amount
Basic Net Income (Loss) Per Share:
Net Loss	$(477)	101,712	$(0.00)	$674	101,431	$0.01

Effect of dilutive shares:
Stock options using the treasury method		0			2,156
Potentially issuable restricted common stock		0			110
Potentially issuable common stock for ESPP purchases		0			528
Common stock held in the Nonqualified Deferred Compensation Plan using the treasury method	(324)	122		(49)	122

Diluted Net Loss Per Share:
Net Loss	$(801)	101,834	$(0.01)	$625	104,347	$0.01

In addition to the equity instruments included in the table above, the following potential shares of common stock were excluded from the computation as they were anti-dilutive for the three and six months ended June 30, 2009 and 2010 using the treasury stock method: (i) out-of-the-money options to purchase common stock, (ii) potentially issuable restricted stock, (iii) shares of common stock underlying the Company’s convertible debt using the if-converted method whereby the related interest expense for the convertible debt is added to net income for the period and for the three and six months ended June 30, 2010, and (iv) Company common stock issued to the Nonqualified Deferred Compensation Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2010	2009	2010
Options to purchase common stock	11,593	16,046	14,668	13,890
Common stock issuable under convertible debt	26,343	26,343	26,343	26,343
Unvested restricted stock units	400	426	400	316
Potentially issuable common stock for ESPP purchases	0	530	242	0

Total	38,336	43,345	41,653	40,549

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

Other current assets and other non-current assets include $1.8 million and $2.4 million, of investments held in trust related to the Company’s Nonqualified Deferred Compensation Plan for certain employees and directors as of December 31, 2009, and June 30, 2010, respectively. All of the investments held in the Nonqualified Deferred Compensation Plan are classified as trading securities and recorded at fair value with changes in the investments’ fair values recognized in earnings in the period they occur. Restricted stock issued into the Nonqualified Deferred Compensation Plan is accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the Nonqualified Deferred Compensation Plan. The restricted stock issued into the Nonqualified Deferred Compensation Plan is recorded in equity and changes in the fair value of the corresponding liability are recognized in earnings as incurred. The corresponding liability for the Nonqualified Deferred Compensation Plan is included in other current liabilities and other long-term liabilities.

(m) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There was a full valuation allowance against net deferred tax assets of $268.1 million at December 31, 2009. Future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. An adjustment to the valuation allowance would increase or decrease net income/loss in the period such adjustment was made or additional paid-in-capital. For the three and six months ended June 30, 2010, the Company recognized income tax expense of $1.1 million and $1.7 million, respectively, compared to the three and six months ended June 30, 2009 when the Company recognized income tax expense of $0.5 million and $0.9 million, respectively. Income tax expense for the three and six months ended June 30, 2009 and 2010 was primarily related to income earned in certain of the Company’s international subsidiaries, California state income tax and U.S. Federal Alternative Minimum Tax expense.

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

(q) Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income/loss and certain changes in stockholders’ equity that are excluded from net income/loss, such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains/losses on foreign currency hedges and changes in the Company’s cumulative foreign currency translation account. There were no tax effects allocated to any components of other comprehensive income (loss) during the three and six months ended June 30, 2009 and 2010.

During the three and six months ended June 30, 2010, total comprehensive income was approximately $5.3 million and $10.0 million, respectively, compared to the three and six months ended June 30, 2009 when comprehensive net loss totaled $0.7 million and $12.8 million, respectively. The fluctuation in accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net unrealized gain (loss) on available-for-sale securities	$(205)	$(337)	$(838)	$(55)
Net unrealized gain (loss) on foreign currency hedges	(2,877)	6,180	(945)	10,237
Net unrealized loss on equity investments	1,112	(23)	774	(889)
Net foreign currency translation loss	2	(1)	4	(2)

Change in accumulated other comprehensive income (loss)	$(1,968)	$5,819	$(1,005)	$9,291

(r) Restricted Cash

The Company’s balance of restricted cash amounted to $2.0 million and $2.8 million at December 31, 2009 and June 30, 2010, respectively. Restricted cash is primarily comprised of investments held by the Company’s Nonqualified Deferred Compensation Plan totaling $1.8 million and $2.4 million as of December 31, 2009 and June 30, 2010, respectively, which are included in other current assets and other non-current assets.

(s) Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605), (ASU 2010-17), which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010 with early adoption permitted. ASU 2010-17 is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on the Company’s consolidated financial statements.

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

(3) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2006 Share Incentive Plan, as amended and restated on March 22, 2010 (2006 Share Incentive Plan) and the ESPP. These plans are administered by the Compensation Committee of the Board, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provision of the award. See Note 3 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 26, 2010, and the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the SEC on March 26, 2010, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2010. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. During the six months ended

June 30, 2010, the Company granted 3.1 million options with a weighted average option value of $11.15 per option. The assumptions used to estimate the per share fair value of stock options granted and stock purchase rights granted under the Company’s 2006 Share Incentive Plan and ESPP for the three and six months ended June 30, 2009 and 2010, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Valuation Assumptions	2009	2010	2009	2010
Weighted average fair value of common stock per share	$14.34	$21.46	$14.20	$21.37
Expected volatility	54%	52%	54%	52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.1years	6.1 years	6.0 – 6.1 years	6.2 years
Risk-free interest rate	2.0%	2.6%	1.9 – 2.0%	2.7%

	Six Months Ended June 30,
Employee Stock Purchase Plan Valuation Assumptions	2009	2010
Fair value of common stock on grant date	$13.69	$22.76
Expected volatility	55%	52%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	0.3 – 0.9%	0.3 – 1.0%

Restricted Stock Units

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2010, the Company granted 209,236 RSUs with a weighted average fair market value of $21.16 per share.

Stock Option Grants to Non-Employees

During the third quarter of 2009, the Company granted 54,000 stock options to non-employees. The non-employee grants vest over periods from nine months to two years depending on the grant. The unvested portion of the stock options will be re-measured at each reporting period. Total stock-based compensation expense for non-employee stock option grants for the three months ended June 30, 2010 was insignificant and was approximately $0.1 million for the six months ended June 30, 2010.

Stock-based Compensation Expense

The compensation expense that has been included in the Company’s consolidated statements of operations for stock-based compensation arrangements for the three and six months ended June 30, 2009 and 2010, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Cost of sales	$1,423	$781	$1,987	$1,809
Research and development expense	2,605	3,442	5,080	6,623
Selling, general and administrative expense	4,986	4,943	9,743	9,279

Total stock-based compensation expense	$9,014	$9,166	$16,810	$17,711

There was no income tax benefit associated with stock-based compensation for the three and six months ended June 30, 2009 and 2010 because any deferred tax asset resulting from stock-based compensation was offset by additional valuation allowance.

Stock-based compensation of $2.7 million and $2.3 million was capitalized into inventory during the first six months of 2009 and 2010, respectively. Capitalized stock-based compensation is recognized into cost of sales when the related product is sold.

(4) GOODWILL

The following table represents the changes in goodwill for the quarter ended June 30, 2010 (in thousands):

Balance at December 31, 2009	$23,722
Goodwill related to the acquisition of LEAD Therapeutics, Inc. (LEAD) (See Note 6)	16,638

Balance at June 30, 2010	$40,360

The $16.6 million of LEAD goodwill represents $14.0 million of goodwill recognized in connection with the deferred tax liability associated with the indefinite-lived intangible assets acquired and $2.6 million of excess purchase price. See Note 6 for additional discussion.

(5) ACQUISITION OF HUXLEY PHARMACEUTICALS, INC.

On October 23, 2009, the Company acquired Huxley Pharmaceuticals, Inc. (Huxley), which had rights to a proprietary form of 3,4-diaminopyridine (3,4-DAP), amifampridine phosphate, which the Company has branded Firdapse, for the rare autoimmune disease Lambert Eaton Myasthenic Syndrome (LEMS) for a total purchase price of $37.2 million. As a result of the acquisition, the Company was the first to market an approved treatment for LEMS in Europe. The Company launched Firdapse on a country by county basis in April 2010.

In connection with its acquisition of Huxley, the Company paid $15.0 million upfront for all of the outstanding common stock of Huxley. The Company has also agreed to pay Huxley stockholders additional consideration in future periods up to $42.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and development milestones are met. The fair value of the contingent acquisition consideration payments on the acquisition date was $22.2 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 6.3%; and (2) a probability adjusted contingency. As of June 30, 2010, the range of outcomes and assumptions used to develop these estimates have not changed. In November 2009, the U.S. Food and Drug Administration (FDA) granted Firdapse U.S. orphan status, resulting in a payment of $1.0 million to the former Huxley stockholders. In December 2009, the European Medicines Agency (EMEA) granted marketing approval for Firdapse, which resulted in a payment of $6.5 million in the second quarter of 2010 to the former Huxley stockholders.

The following table presents the allocation of the purchase consideration, including the contingent acquisition consideration payable, based on fair value (in thousands):

Cash and cash equivalents	$483
Intangible assets - In Process Research & Development (IPR&D)	36,933
Other assets	179

Total identifiable assets	$37,595

Accounts payable and accrued expenses	(387)
Deferred tax liability	(2,460)

Total liabilities assumed	(2,847)

Net identifiable assets acquired	$34,748
Goodwill	2,460

Net assets acquired	$37,208

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

In connection with its acquisition of LEAD, the Company paid $18.6 million in cash for all of the outstanding common stock of LEAD. The Company has also agreed to pay LEAD stockholders additional consideration in future periods up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. The fair value of the contingent acquisition consideration payments was $20.5 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 6.4%; and (2) a probability adjusted contingency. As June 30, 2010, the range of outcomes and assumptions used to develop these estimates have not changed (see Note 14 for additional discussion regarding fair value measurements of the contingent acquisition payable).

The following table presents the allocation of the purchase consideration, including the contingent acquisition consideration payable, based on fair value (in thousands):

Cash and cash equivalents	$1,187
Prepaid expenses	40
Property, plant and equipment	26
Acquired deferred tax assets	7,788
Intangible assets – IPR&D	36,089

Total identifiable assets acquired	$45,130

Accounts payable and accrued expenses	(891)
Deferred tax liability	(13,981)
Valuation allowance for acquired deferred tax assets	(7,788)

Total liabilities assumed	$(22,660)

Net identifiable assets acquired	22,470
Goodwill	16,638

Net assets acquired	$39,108

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

See Note 7 for further discussion of the acquired intangible assets.

(7) INTANGIBLE ASSETS

As of December 31, 2009 and June 30, 2010, intangible assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Intangible assets:
Finite-lived intangible assets	$5,016	$37,241
Indefinite-lived intangible assets	36,933	42,799

Gross intangible assets:	41,949	80,040
Less: Accumulated amortization	(972)	(2,055)

Net carrying value	$40,977	$77,985

Finite-Lived Intangible Assets

The following table summarizes the annual amortization of the finite-lived intangible assets through 2018 (in thousands):

	Net Balance at June 30, 2010	Remaining Life	Annual Amortization
EU marketing rights for Firdapse	$31,443	9.8 years	$3,223
License payment for Kuvan FDA Approval	1,480	4.5 years	332
License payment for Kuvan EMEA Approval	2,263	8.5 years	269

Total	$35,186		$3,824

The Firdapse intangible assets consist of the Firdapse product technology purchased as part of the Huxley acquisition in the fourth quarter of 2009. As of December 31, 2009, the gross and net carrying value of the Firdapse product technology was comprised of $30.2 million and $6.7 million related to marketing rights in Europe and the U.S., respectively, which were both in-process research and development assets with indefinite lives as of the purchase date. Subsequently, in December 2009, the EMEA granted marketing approval for Firdapse in the EU. As a result, the Company assigned a useful life of 10 years to the European product technology, which corresponds to the period of market exclusivity conferred through the orphan drug protection. The EMEA did not enable the commercial launch of Firdapse until April 2010, at which time the Company began amortizing the European product technology at an annual rate of $3.2 million. The increase in the Firdapse intangible assets relates to license payments of $2.0 million made to a third party as a result of the EMEA approval of Firdapse.

The Kuvan intangible assets relate to license payments made to third parties as a result of the FDA approval of Kuvan in December 2007 and the EMEA approval in December 2008, which resulted in a $2.7 million addition to the Kuvan intangible assets. At December 31, 2009 and June 30, 2010, Kuvan intangible assets totaled a gross value of $5.0 million. In each of the second quarters and first six months of 2009 and 2010, the Company recognized amortization expense related to the Kuvan intangible assets of $0.2 million and $0.3 million, respectively, as a component of cost of sales in the consolidated statements of operations.

Indefinite-Lived Intangible Assets

A substantial portion of the assets acquired in the Huxley and LEAD acquisitions consisted of in-process research and development assets related to both early and late stage drug product candidates. The Company determined that the estimated acquisition-date fair values of the intangible assets related to rights to develop and commercialize the acquired assets as of December 31, 2009 and June 30, 2010, respectively, were as follows (in thousands):

	December 31, 2009	June 30, 2010
In-Process Research and Development
EU marketing rights for Firdapse	$30,223	$0
U.S. marketing rights for Firdapse	6,710	6,710
BMN-673 compound acquired through LEAD	0	35,150
Other pre-clinical compounds acquired through LEAD	0	939

Net carrying value	$36,933	$42,799

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. In estimating fair value of the IPR&D assets, the Company compensated for the differing phases of development of each asset by probability-adjusting its estimation of the expected future cash flows associated with each asset. The Company then determined the present value of the expected future cash flows. The projected cash flows from the IPR&D assets were based on key assumptions such as estimates of revenues and operating profits related to the feasibility and timing of achievement of development, regulatory and commercial milestones, expected costs to develop the IPR&D into commercially viable products and future expected cash flows from product sales. As discussed above, the EU marketing rights for Firdapse were assigned a useful life of 10 years when the EMEA granted approval for Firdapse.

(8) SHORT-TERM AND LONG-TERM INVESTMENTS

At December 31, 2009, the principal amounts of short-term and long-term investments by contractual maturity are summarized in the table below (in thousands):

	Contractual Maturity Date For the Years Ending December 31,
	2010	2011	2012	Total Book Value	Unrealized Gain (Loss)	Aggregate Fair Value
Certificates of deposit	$30,924	$18,833	$0	$49,757	$(120)	$49,637
Corporate securities	57,973	64,735	38,096	160,804	461	161,265
Commercial paper	7,981	0	0	7,981	12	7,993
Equity securities	701	0	0	701	1,052	1,753
U.S. Government agency securities	34,861	47,724	0	82,585	122	82,707

Total	$132,440	$131,292	$38,096	$301,828	$1,527	$303,355

At June 30, 2010, the principal amounts of short-term and long-term investments by contractual maturity are summarized in the table below (in thousands):

	Contractual Maturity Date For the Years Ending December 31,
	2010	2011	2012	Total Book Value	Unrealized Gain (Loss)	Aggregate Fair Value
Certificates of deposit	$22,165	$28,183	$3,131	$53,479	$(37)	$53,442
Corporate securities	70,828	77,910	40,359	189,097	450	189,547
Commercial paper	20,219	0	0	20,219	(6)	20,213
Equity securities	204	0	0	204	163	367
U.S. Government agency securities	6,407	57,568	12,019	75,994	65	76,059

Total	$119,823	$163,661	$55,509	$338,993	$635	$339,628

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of June 30, 2010. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the amortized costs.

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

At June 30, 2010, the aggregate amounts of unrealized losses and related fair value of investments with unrealized losses were as follows (in thousands). All investments were classified as available-for-sale at June 30, 2010.

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Total
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$25,668	$(38)	$7,123	$(27)	$32,791	$(65)
Corporate securities	39,532	(143)	9,651	(43)	49,183	(186)
Commercial paper	12,469	(11)	0	0	12,469	(11)
U.S. Government agency securities	0	0	32,034	(57)	32,034	(57)

Total	$77,669	$(192)	$48,808	$(127)	$126,477	$(319)

(9) SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, 2009 and June 30, 2010, inventory consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Raw materials	$7,692	$8,002
Work in process	40,416	37,674
Finished goods	30,554	38,102

Total inventory	$78,662	$83,778

As of December 31, 2009 and June 30, 2010, other current assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Non-trade receivables	$7,083	$6,093
Prepaid expenses	5,202	6,496
Deferred cost of sales	2,232	1,354
Foreign currency forward contracts	83	8,262
Other	248	570

Total other current assets	$14,848	$22,775

As of December 31, 2009 and June 30, 2010, accounts payable, accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Accounts payable	$7,567	$9,708
Accrued accounts payable	28,353	23,481
Accrued vacation	4,652	5,625
Accrued compensation	14,544	12,596
Accrued interest and taxes	2,859	2,768
Accrued royalties	4,740	5,013
Other accrued expenses	1,525	1,849
Accrued rebates	4,786	5,094
Short-term portion of contingent acquisition consideration payable	8,124	16,576
Other	918	1,220

Total accounts payable and accrued liabilities	$78,068	$83,930

As of December 31, 2009 and June 30, 2010, other long-term liabilities consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Long-term portion of deferred rent	$983	$948
Long-term portion of capital lease liability	85	0
Long-term portion of contingent acquisition consideration payable	13,089	20,046
Long-term portion of deferred compensation liability	3,124	4,106
Deferred tax liabilities	2,460	16,441

Total other long-term liabilities	$19,741	$41,541

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and June 30, 2010 consisted of the following (in thousands):

Category	December 31, 2009	June 30, 2010	Estimated Useful Lives
Leasehold improvements	$38,059	$38,802	Shorter of life of asset or lease term
Building and improvements	69,564	74,573	20 years
Manufacturing and laboratory equipment	34,228	41,008	5 years
Computer hardware and software	28,695	33,197	3 to 5 years
Office furniture and equipment	5,529	5,906	5 years
Land	10,056	10,056	Not applicable
Construction-in-progress	74,914	81,070	Not applicable

Total property, plant and equipment, gross	$261,045	$284,612
Less: Accumulated depreciation	(61,904)	(71,992)

Total property, plant and equipment, net	$199,141	$212,620

Depreciation expense for three and six months ended June 30, 2010 was $5.2 million and $10.1 million, respectively, of which $1.5 million and $3.0 million was capitalized into inventory, respectively. Depreciation expense for the three and six months ended June 30, 2009 was $4.5 million and $8.6 million, respectively, of which $0.7 million and $1.3 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three and six months ended June 30, 2010 was $0.3 million and $0.7 million, respectively, compared to the three and six months ended June 30, 2009 when capitalized interest totaled $0.1 million and $0.2 million, respectively.

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

As of June 30, 2010, the Company has recognized cumulative impairment charges of $5.5 million for the decline in the investment’s value determined to be other-than-temporary. The impairment charges are comprised of $4.1 million and $1.4 million recognized in December 2008 and March 2009, respectively. The determination that the decline was other-than-temporary is, in part, subjective and influenced by several factors, including: the length of time and the extent to which the market value had been less than the value on the date of purchase, Summit’s financial condition and near-term prospects, including any events that may influence its operations, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in market value.

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

On March 26, 2009, the Company terminated its licensing agreement with La Jolla, triggering the preferred stock’s automatic conversion feature at a rate of one preferred share to thirty shares of common stock. Thus, as of the conversion date, the Company held approximately 10.2 million shares of common stock, or approximately 15.5% of La Jolla’s outstanding common stock. The Company accounted for the converted La Jolla shares, which were traded on the NASDAQ Stock Exchange, as an available-for-sale investment. The investment was classified as available-for-sale, with changes in the fair value reported as a component of accumulated other comprehensive income/loss, exclusive of other-than-temporary impairment losses, if any. Losses determined to be other-than-temporary were reported in earnings in the period in which the impairment occurs.

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

In connection with the placement of the April 2007 debt, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. In each of the three and six months ended June 30, 2009 and 2010, the Company recognized amortization of expense of $0.2 million and $0.4 million, respectively.

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

In connection with the placement of the March 2006 debt, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. They are being amortized as interest expense over the life of the debt, and the Company recognized amortization of expense of $0.2 million and $0.4 million, in each of the three and six months ended June 30, 2009 and 2010, respectively. Interest expense on the convertible debt for each of the three and six months ended June 30, 2009 and 2010 was $2.6 million and $5.2 million, respectively.

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

At June 30, 2010, the Company had 70 foreign currency forward contracts outstanding to sell a total of 73.0 million Euros with expiration dates ranging from July 30, 2010 through December 31, 2011. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme and Aldurazyme revenues. The Company has formally designated these contracts as cash flow hedges and expects them to be highly effective within the meaning of ASC Subtopic 815-30, Derivatives and Hedging- Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the consolidated statements of operations. At June 30, 2010, the Company had two outstanding foreign currency contracts to sell 15.4 million Euros and 1.6 million British Pounds that were not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward contracts is through December 31, 2011. Over the next twelve months, the Company expects to reclassify $8.2 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

At December 31, 2009 and June 30, 2010, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

	Asset Derivatives December 31, 2009		Liability Derivatives December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$77	Other current liabilities	$768

Total		$77		$768

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$6	Other current liabilities	$27

Total		$6		$27

Total derivative contracts		$83		$795

	Asset Derivatives June 30, 2010		Liability Derivatives June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$8,173	Other current liabilities	$0
Foreign currency forward contracts	Other assets	1,274	Other liabilities	0

Total		$9,447		$0

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$88	Other current liabilities	$0

Total		$88		$0

Total derivative contracts		$9,535		$0

The effect of derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2010 was as follows (in thousands):

	Foreign Currency Forward Contracts Three Months Ended June 30,		Foreign Currency Forward Contracts Six Months Ended June 30,
	2009	2010	2009	2010
Derivatives Designated as Hedging Instruments
Net gain (loss) recognized in OCI (1)	$(2,903)	$6,178	$927	$10,236
Net gain (loss) reclassified from accumulated OCI into income (2)	761	1,835	1,945	2,109
Net gain (loss) recognized in income (3)	(54)	234	(263)	320
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income (4)	$(2,179)	$1,946	$(1,073)	$3,263

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense
(4)	Classified in selling, general and administrative expense

At December 31, 2009 and June 30, 2010, accumulated other comprehensive income associated with foreign currency forward contracts qualifying for hedge accounting treatment was a loss of $0.7 million and gain of $9.5 million, respectively.

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

(15) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, other equity securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following inputs at December 31, 2009 and June 30, 2010 (in thousands).

	Fair Value Measurements at December 31, 2009
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$18,761	$18,761	$0	$0
Money market instruments	148,410	0	148,410	0

Total cash and cash equivalents	$167,171	$18,761	$148,410	$0

Available-for-sale securities
Certificates of deposit (1)	$49,637	$0	$49,637	$0
Corporate securities (2)	161,265	0	161,265	0
Government agency securities (2)	82,707	0	82,707	0
Commercial paper (2)	7,993	0	7,993	0
Equity securities (3)	1,753	1,361	392	0

Total available-for-sale securities	$303,355	$1,361	$301,994	$0

Deferred compensation asset (4)	$1,791	$0	$1,791	$0
Foreign currency derivatives (5)	83	0	83	0

Total	$472,400	$20,122	$452,278	$0

Liabilities:
Deferred compensation liability (6)	$3,505	$1,714	$1,791	$0
Foreign currency derivatives (7)	795	0	795	0
Contingent acquisition consideration payable (8)	21,213	0	0	21,213

Total	$25,513	$1,714	$2,586	$21,213

	Fair Value Measurements at June 30, 2010
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$23,145	$23,145	$0	$0
Money market instruments	92,634	0	92,634	0

Total cash and cash equivalents	$115,779	$23,145	$92,634	$0

Available-for-sale securities
Certificates of deposit (1)	$53,442	$0	$53,442	$0
Corporate securities (2)	189,547	0	189,547	0
Commercial paper (2)	20,213	0	20,213	0
Equity securities (3)	367	0	367	0
Government agency securities (2)	76,059	0	76,059	0

Total available-for-sale securities	$339,628	$0	$339,628	$0

Deferred compensation asset (4)	$2,394	$0	$2,394	$0
Foreign currency derivatives (5)	9,535	0	9,535	0

Total	$467,336	$23,145	$444,191	$0

Liabilities:
Deferred compensation liability (6)	$4,708	$2,313	$2,395	$0
Contingent acquisition consideration payable (8)	36,622	0	0	36,622

Total	$41,330	$2,313	$2,395	$36,622

(1)	At December 31, 2009 and June 30, 2010, 62% and 75% are included in short-term investments in the Company’s consolidated balance sheets, respectively. The remaining balances are included in long-term investments.
(2)	These amounts are included in short-term investments and long-term investments in the Company’s consolidated balance sheet. At December 31, 2009, 64% of corporate securities and 58% of government agencies are included in long-term investments and the remaining balances are included in short-term investments. At June 30, 2010, 33% of corporate securities and 54% of government agencies are included in long-term investments and the remaining balances are included in short-term investments.
(3)	These amounts are included in short-term investments and long-term investments in the Company’s consolidated balance sheet. At December 31, 2009 and June 30, 2010, 22% and 100%, respectively, are included in long-term investments and the remaining balances are included in short-term investments.
(4)	At December 31, 2009 and June 30, 2010, 95% and 87%, respectively of this balance is included in other assets and the remainder of the balance is included in other current assets on the Company’s consolidated balance sheet.
(5)	These amounts are included in other current assets and other assets on the Company’s consolidated balance sheet. At December 31, 2009 foreign currency derivatives included forward foreign exchange contracts for the Euro and are included in other current assets. At June 30, 2010, foreign currency derivatives included forward foreign exchange contracts for the Euro and British Pound of which 87% are included in other current assets and 13% are included in other assets.
(6)	At December 31, 2009 and June 30, 2010, 89% and 87%, respectively, are included in other long-term liabilities and the remainder is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.
(7)	These amounts are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.
(8)	At December 31, 2009 and June 30, 2010, 62% and 55% of these amounts are included in other long-term liabilities, respectively, and 38% and 45% are included in accrued expenses, respectively. See Notes 6 and 7 for additional discussion.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. See Note 8 for further information regarding the fair value of the Company’s financial instruments.

The Company’s level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable will be recorded in the “Intangible asset and contingent consideration” expense line item in the consolidated statements of operations under operating expenses. During the three and six months ended June 30, 2010, the fair value of the contingent acquisition consideration payable increased by $0.8 million and $1.5 million, respectively. The following table represents the changes in the Company’s level 3 liabilities for the quarter ended June 30, 2010 (in thousands):

Contingent Acquisition Payable
Fair value at December 31, 2009	$21,213
Contingent acquisition consideration payable resulting from the LEAD acquisition	20,456
Change in valuation of contingent consideration payable to former Huxley stockholders	654

Fair value at March 31, 2010	$42,323
Change in valuation of contingent consideration payable to former Huxley stockholders	593
Change in valuation of contingent consideration payable to former LEAD stockholders	206
Payments related to EMEA approval of Firdapse to former Huxley stockholders	(6,500)

Fair value at June 30, 2010	$36,622

As discussed in Notes 6 and 7, the Company acquired intangible assets as a result of Huxley and LEAD acquisitions. The estimated fair value of these long-lived assets was measured using level 3 inputs.

(16) REVENUE AND CREDIT CONCENTRATIONS

The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s revenue within the regions below may expose the Company to a material adverse effect if sales in the respective regions were to experience difficulties. The table below summarizes product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and Genzyme’s location for Aldurazyme for the three and six months ended June 30, 2009 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Region:
United States	54%	53%	53%	52%
Europe	25%	26%	25%	24%
Latin America	10%	10%	11%	11%
Rest of World	11%	11%	11%	13%

Total Net Product Revenue	100%	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s four largest customers for the three and six months ended June 30, 2009 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Customer A	20%	19%	19%	18%
Customer B	27%	19%	25%	18%
Customer C	8%	8%	9%	10%

Total	55%	46%	53%	46%

The accounts receivable balances at December 31, 2009 and June 30, 2010 are comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse, and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 45% and 18% of the June 30, 2010 accounts receivable balance, compared to December 31, 2009 when the two largest customers accounted for 49% and 18% of the accounts receivable balance. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

Genzyme records sales of Aldurazyme to third party customers and pays the Company a tiered payment ranging from approximately 39.5% to 50% of worldwide net product sales depending on sales volume, which is recorded by the Company as product revenue. The Company recognizes a portion of this amount as product transfer revenue when product is released to Genzyme because all of the Company’s performance obligations are fulfilled at this point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay the Company if the product is unsold by Genzyme. The amount of product transfer revenue is deducted from the calculated royalty rate when the product is sold by Genzyme. Genzyme’s contractual return rights for Aldurazyme are limited to defective product. Certain research and development activities and intellectual property related to Aldurazyme continue to be managed in the joint venture with the costs shared equally by the Company and Genzyme.

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

See Note 2(f) above for additional discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “ Overview ,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on February 26, 2010 as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements are based on the beliefs and assumptions of our management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.

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

Naglazyme received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the second quarter and first six months of 2010 were $47.3 million and $95.9 million, respectively, compared to $42.9 million and $82.3 million in the second quarter and first six months of 2009, respectively.

Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme), has been approved for marketing in the U.S., EU and other countries. Pursuant to our arrangement with Genzyme, Genzyme sells Aldurazyme to third parties and we recognize royalty revenue on net sales by Genzyme. We recognize a portion of the royalty as product transfer revenue when product is released to Genzyme because all obligations related to the transfer have been fulfilled at that point and title to, and risk of loss for, the product has been transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalties earned when the product is sold by Genzyme. Aldurazyme net product revenues for the second quarter and first six months of 2010 were $17.5 million and $31.7 million, respectively, compared to $21.6 million and $38.7 million in the second quarters and first six months of 2009, respectively.

Kuvan was granted marketing approval in the U.S. and EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the second quarter and first six months of 2010 totaled $24.7 million and $45.9 million, respectively, compared to $17.0 million and $32.5 million in the second quarter and first six months of 2009, respectively.

In December 2009, the EMEA granted marketing approval for Firdapse. We launched this product on country by country basis in Europe in April 2010. Firdapse net product revenues in the second quarter and first six months of 2010 were $1.1 million and $1.2 million, respectively. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S.

We are conducting clinical trials on several investigational product candidates for the treatment of genetic diseases, including: GALNS, an enzyme replacement therapy for the treatment of Mucopolysaccharidosis Type IV or Morquio Syndrome Type A (MPS IV A), PEG-PAL, an enzyme substitution therapy for the treatment of phenylketonurics (PKU) for patients who do not respond well to Kuvan. In September 2009, we initiated a Phase 2 clinical trial to evaluate PEG-PAL in PKU patients. Initial results from this clinical trial were presented in August 2010. These preliminary results showed that of the seven patients who received at least one milligram per kilogram per week of PEG-PAL for at least four weeks, six patients have achieved phe levels below 600 micromoles per liter. Mild to moderate self limiting injection site reactions are the most commonly reported toxicity. In the first six months of 2009, we initiated a Phase 1/2 clinical trial of GALNS. We have completed enrollment in this clinical trial and reported results in April 2010. We recently met with regulatory authorities and are incorporating their input into our final protocol and expect to initiate a Phase 3 trial in January 2011. In January 2010, we initiated a Phase 1 clinical trial of our small molecule for the treatment of Duchenne muscular dystrophy. Due to pharmaceutical and pharmacokinetic challenges, we have decided not to pursue further development of the small molecule for the treatment of Duchenne muscular dystrophy.

Key components of our results of operations for the three and six months ended June 30, 2009 and 2010 include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total net product revenues	$81.5	$90.6	$153.4	$174.7
Cost of sales	19.8	14.4	34.2	31.8
Research and development expense	26.3	35.6	60.7	65.7
Selling, general and administrative expense	30.5	37.3	59.1	71.3
Net income (loss)	1.3	(0.5)	(11.8)	0.7
Stock-based compensation expense	9.0	9.2	16.8	17.7

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above. Our cash, cash equivalents, short-term investments and long-term investments totaled $455.4 million as of June 30, 2010, compared to $470.5 million as of December 31, 2009. See “Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Except for our critical accounting policy for the valuation of our contingent acquisition consideration payable noted below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 26, 2010.

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

Results of Operations

Net Income (Loss)

Our net loss for the second quarter of 2010 was $0.5 million and our net income for the six months ended June 30, 2010 was $0.7 million, respectively, compared to net income of $1.3 million and net loss of $11.8 million for the three and six months ended June 30, 2009, respectively with the change primarily a result of the following (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Net income (loss) for the period ended June 30, 2009	$1.3	$(11.8)
Increased Naglazyme gross profit	4.6	12.7
Increased Kuvan gross profit	6.7	11.4
Decreased impairment loss on equity investments	0	5.8
Decreased interest expense	1.8	3.4
Increased selling, general and administrative expense	(6.8)	(12.2)
Increased research and development expense	(9.3)	(5.1)
Increased (Decreased) Aldurazyme gross profit	2.3	(1.3)
Increased Firdapse gross profit	0.9	0.9
Decreased collaborative revenues	(0.7)	(1.0)
Increased (Decreased) Orapred royalty revenue	0.7	(0.2)
Decreased gain on the sale of equity investments	(1.6)	(0.7)
Other individually insignificant fluctuations	(0.4)	(1.2)

Net income (loss) for the period ended June 30, 2010	$(0.5)	$0.7

The increase in Naglazyme gross profit in the second quarter and first six months of 2010 as compared to the same periods in 2009 is primarily a result of additional patients initiating therapy outside the U.S. The increase in Kuvan gross profit in the second quarter and first six months of 2010 as compared to the same periods in 2009 is primarily a result of additional patients initiating therapy in the U.S. The increase in selling, general and administrative expense in the second quarter and first six months of 2010 is primarily due to increased facility and employee related costs and the continued international expansion of Naglazyme and commercialization of Firdapse in Europe. The increase in research and development expense is primarily attributed to increased development expenses for our PEG-PAL, LEMS and PARP programs. The decrease in Aldurazyme gross profit in 2010 as compared to 2009 is primarily attributed to fewer shipments of Aldurazyme to Genzyme than Genzyme’s shipments to third parties resulting in lower royalties payable to us. The increase in Aldurazyme gross margins in the second quarter of 2010 as compared to the second quarter of 2009 is attributed to the sell through of the previously expensed Aldurazyme lot which was written-off during the first quarter of 2010 and sold to Genzyme during the second quarter of 2010. See below for additional information related to the primary net income/loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

The following table shows a comparison of net product revenues for the three and six months ended June 30, 2009 and 2010 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
Naglazyme	$42.9	$47.3	$4.4	$82.2	$95.9	$13.7
Kuvan	17.0	24.7	7.7	32.5	45.9	13.4
Aldurazyme	21.6	17.5	(4.1)	38.7	31.7	(7.0)
Firdapse	0	1.1	1.1	0	1.2	1.2

Total Net Product Revenues	$81.5	$90.6	$9.1	$153.4	$174.7	$21.3

Net product revenues for Naglazyme in the second quarter and first six months of 2010 totaled $47.3 million and $95.9 million, respectively, of which $40.8 million and $82.0 million, respectively was earned from customers based outside the U.S. The negative impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was approximately $1.4 million and $1.5 million in the second quarter and first six months of 2010. Gross profit from Naglazyme sales in the second quarter and first six months of 2010 was $38.8 million and $78.1 million, respectively, representing gross margins of 82% and 81%, respectively. Gross profits from Naglazyme sales in the second quarter and first six months of 2009 were $34.1 million and $65.5 million, respectively, representing gross margins of approximately 79% and 80%, respectively. The slight increase in gross margins during the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009 is primarily due to the impact of improved manufacturing yields.

Net product revenue for Kuvan during the second quarter and first six months of 2010 was $24.7 million and $45.9 million, respectively, compared to $17.0 million and $32.5 million during the second quarter and first six months of 2009. With the commercial launch of Kuvan in the EU during the first six months of 2009, we began receiving a royalty of approximately 4% on net sales of Kuvan from Merck Serono. During the second quarter and first six months of 2010, we earned $0.2 million and $0.4 million in royalties from Merck Serono on net sales of $5.8 million and $10.6 million, respectively. Royalties earned from Merck Serono during both the second quarter and first six months of 2009 were insignificant. Gross profit from Kuvan in the second quarter and first six months of 2010 was approximately $20.4 million and $38.1 million, respectively, representing gross margins of approximately 83% in both periods, compared to the second quarter and first six months of 2009 when gross profit totaled $13.7 million and $26.7 million, respectively, representing gross margins of approximately 81% and 82%, respectively. All periods reflect royalties paid to third parties of 11%. In accordance with our inventory accounting policy, we began capitalizing Kuvan inventory production costs after U.S. regulatory approval was obtained in December 2007. We expect U.S. gross margins for Kuvan for the foreseeable future to be in the lower 80% range as the pre-approval inventory has been mostly depleted.

Pursuant to our relationship with Genzyme, we record a 39.5% to 50% royalty on worldwide net product sales of Aldurazyme. We also recognize product transfer revenue when product is released to Genzyme and all of our obligations have been fulfilled. Genzyme’s contractual return rights for Aldurazyme are limited to defective product. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty rate when the product is sold by Genzyme.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
Aldurazyme revenue reported by Genzyme	$39.2	$43.7	$4.5	$76.0	$83.5	$7.5
Royalties due from Genzyme	15.5	17.7	2.2	30.0	33.7	3.7
Incremental (previously recognized) Aldurazyme product transfer revenue	6.1	(0.2)	(6.3)	8.7	(2.0)	(10.7)

Total Aldurazyme net product revenues	$21.6	$17.5	$(4.1)	$38.7	$31.7	$7.0

Gross profit	$13.9	$16.1	$2.2	$27.0	$25.7	$(1.3)

In the second quarter and first six months of 2010, Aldurazyme gross margins were 92% and 81%, respectively, compared to 64% and 70% in the second quarter and first six months of 2009, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in gross margins is attributed to a shift in revenue mix between royalty revenue and net product transfer revenues. In the first quarter of 2010 we recognized a $2.1 million write-off of an outdated registration lot of Aldurazyme as a result of delays in the qualification of a new third-party fill-finish provider. During the second quarter of 2010, we recognized product transfer revenue related to this Aldurazyme lot, which had no corresponding cost of goods sold due to the write-off of the lot in the first quarter of 2010. In the second quarter of 2010, Aldurazyme net product revenues were primarily comprised of royalty revenues, compared to the same period in 2009, when the revenue mix was 72% royalty revenues and 28% net product transfer revenues. In the future, to the extent that Genzyme’s Aldurazyme inventory quantities on hand remain flat, we expect that our total Aldurazyme revenues will approximate the 39.5% to 50% royalties on net product sales by Genzyme. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn a lower gross profit.

Total cost of sales in the second quarter and first six months of 2010 was $14.4 million and $31.8 million, respectively, compared to $19.8 million and $34.2 million in the second quarter and first six months of 2009, respectively. The decrease in cost of sales in the second quarter of 2010 compared to the second quarter of 2009 is attributed to improved manufacturing yields for Naglazyme and the $2.1 million Aldurazyme write-off during the first quarter of 2010 discussed above. The increase in cost of sales in the first half of 2010 compared to the same periods in 2009 is primarily attributed to the increase in Naglazyme, Kuvan product sales and Aldurazyme product transfer revenues.

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

Collaborative agreement revenue in the second quarter and first six months of 2010 were $0.2 million and $0.4 million, respectively, compared to $0.9 million and $1.4 million, respectively. In all periods collaborative agreement revenue was comprised solely of reimbursable Kuvan development costs.

Royalty and License Revenues

The following table details the components of royalty and license revenues for the three and six months ended June 30, 2009 and 2010 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
Orapred product royalties	$0.2	$0.9	$0.7	$1.6	$1.4	$(0.2)
6R-BH4 royalty revenues	0.2	0.3	0.1	0.4	0.5	0.1

Total	$0.4	$1.2	$0.8	$2.0	$1.9	$(0.1)

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

Research and development expense increased by $9.3 million and $5.0 million, to $35.6 million and $65.7 million during the second quarter and first six months of 2010, respectively, from $26.3 million and $60.7 million in the second quarter and first six months of 2009, respectively. The change in research and development expense for the three and six months ended June 30, 2010 was primarily a result of the following (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Research and development expense for period ended June 30, 2009	$26.3	$60.7
Absence of license payment related to collaboration with La Jolla Pharmaceutical Company	0	(8.8)
Decreased 6R-BH4 development expenses for indications other than PKU	(1.5)	(3.4)
Increased PEG-PAL development expenses	1.3	3.4
Increased PARP & non-PARP development expenses	3.1	3.9
Decreased Prodrug development expenses	(0.9)	(1.8)
Increased GALNS for Morquio Syndrome Type A development expense	2.8	2.6
Increased stock-based compensation expense	0.8	1.6
Increased development expenses related to commercial products	1.5	2.1
Increased (Decreased) Duchenne muscular dystrophy program development expense	(0.3)	1.1
Increased research and development expenses on early development stage programs	0.8	1.4
Increase in non-allocated research and development expenses and other net changes	1.7	2.9

Research and development expense for the period ended June 30, 2010	$35.6	$65.7

During the first quarter of 2009, we paid La Jolla an up-front license fee for the rights to develop and commercialize La Jolla’s investigational drug, Riquent. We terminated the license agreement with La Jolla in 2009 and there will not be any additional development expense for Riquent. The increase in PARP and non-PARP development expense relates to pre-clinical activities related to the product candidate acquired from LEAD during the first quarter of 2010. The increase in PEG-PAL development expense is attributed to increased clinical trial activities related to the product candidate. The increase in Duchenne muscular dystrophy program development expense for the first six months of 2010 is primarily attributed to increased pre-clinical and Phase 1 clinical trial activities related to the product candidate. The decrease in 6R-BH4 development expense expenses for indications other than PKU is primarily due to a decline in clinical studies in the first half of 2010 compared to the same period in 2009. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in research and development expenses related to commercial products is primarily attributed to long-term Kuvan clinical activities related to post-approval regulatory commitments. The increase in non-allocated research and development expense primarily includes increases in general research costs and research and development personnel costs that are not allocated to specific programs. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our products and spending on our GALNS, PEG-PAL, Firdapse and PARP programs and our other product candidates.

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

Selling, general and administrative expenses increased by $6.8 million and $12.2 million to $37.3 million and $71.3 million for the second quarter and first six months of 2010, respectively, from $30.5 million and $59.1 million for the second quarter and first six months of 2009, respectively. The components of the change for the three and six months ended June 30, 2010 primarily include the following (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Selling, general and administrative expense for the period ended June 30, 2009	$30.5	$59.1
Increased Naglazyme sales and marketing expenses	2.3	3.3
Increased Firdapse commercial preparation expenses	1.2	2.3
Increased (Decreased) Kuvan commercialization expenses	0.6	(0.4)
Decreased stock-based compensation expense	(0.1)	(0.5)
Increased depreciation expense	0.3	0.7
Increased foreign exchange losses on un-hedged transactions	0.2	0.5
Net increase in corporate overhead and other administrative expenses	2.3	6.3

Selling, general and administrative expense for the period ended June 30, 2010	$37.3	$71.3

The increase in Naglazyme sales and marketing expenses in the second quarter and first six months of 2010 is attributed to continued expansion of our international activities. We continue to incur spending related to the European commercialization of Firdapse which launched in April 2010. The increase in corporate overhead and other administrative costs during the second quarter and first six months of 2010 is primarily comprised of increased employee related costs, legal costs and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the European commercialization activities for Firdapse and the U.S. commercialization activities for Kuvan.

Intangible Asset Amortization and Contingent Consideration Expense

Intangible asset amortization and contingent consideration expense for the second quarter and first six months of 2010 was $1.6 million and $2.2 million, respectively, compared to $1.8 million and $2.9 million in the second quarter and first six months of 2009, respectively. The following table details the components of intangible asset amortization and contingent consideration expense for the second quarters and first six months of 2009 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Amortization of Orapred intangible assets	$1.8	$0	$2.9	$0
Amortization of Firdapse European marketing rights	0	0.8	0	0.8
Change in the fair value of the contingent consideration payable to the former stockholders of Huxley Pharmaceuticals	0	0.6	0	1.2
Change in the fair value of the contingent consideration payable to the former stockholders of LEAD	0	0.2	0	0.2

Total	$1.8	$1.6	$2.9	$2.2

Intangible asset amortization and contingent consideration expense during the second quarter of 2010 was comprised of the change in fair value of the contingent consideration payable to the former stockholders of Huxley Pharmaceuticals, Inc. and LEAD Therapeutics (See Note 15 of the accompanying unaudited consolidated financial statements for additional discussion) and the amortization of the European marketing rights for Firdapse. Amortization of intangible assets for the first quarter of 2009 included three months of amortization expense related to the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology. In June 2009, we completed the purchase of all of the outstanding shares of capital stock of BioMarin Pediatrics II (formerly known as Ascent Pediatrics, Inc. and Medicis Pediatrics, Inc.), a wholly-owned subsidiary of Medicis Pharmaceutical Corporation (Medicis) as required by the original transaction agreement of 2004 for $70.6 million. Medicis’ sole substantive asset was the intellectual property related to the Orapred franchise. Subsequently, we transferred the exclusive intellectual property rights to our sublicense in July 2009.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property which are managed by the joint venture with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $0.9 million and $1.6 million, respectively, for the second quarter and first six months of 2010, compared to $0.5 million and $1.1 million for the second quarter and first six months of 2009, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.0 million and $2.2 million in the second quarter and first six months of 2010, respectively, compared to $0.9 million and $3.0 million in the second quarter and first six months of 2009, respectively. The reduced interest yield during the second quarter and first six months of 2010 was due to lower market interest rates and decreased levels of cash and investments. We expect that interest income will decline during the remainder of 2010 as compared to 2009 due to reduced interest yields and lower cash and investment balances.

Interest Expense

We incur interest expense on our convertible debt. Interest expense also includes imputed interest expense on the discounted acquisition obligation for the Ascent Pediatrics transaction. Interest expense during the second quarter and first six months of 2010 was $2.6 million and $5.1 million, respectively, compared to $4.4 million and $8.5 million in the second quarter and first six months of 2009, respectively. Interest expense in the second quarter and first six months of 2009 included imputed interest of $1.5 million and $2.6 million, respectively. Imputed interest will not be incurred in periods subsequent to June 2009 as the Medicis obligation was paid in full in June 2009.

Changes in Financial Position

June 30, 2010 Compared to December 31, 2009

From December 31, 2009 to June 30, 2010, our cash, cash equivalents and short-term and long-term investments decreased by $15.1 million, primarily as a result the acquisition of LEAD Therapeutics, Inc., milestone payments to the former Huxley stockholders and capital expenditures, offset by cash flows from operating activities and proceeds from ESPP contributions and stock option exercises. Our accounts receivable increased by $4.1 million due to increased sales of Naglazyme and Kuvan and receivables from Genzyme for Aldurazyme product transfer and royalty revenues. Our net property, plant and equipment increased by approximately $13.5 million from December 31, 2009 to June 30, 2010, primarily as a result of continued expansion and improvements to our facilities during the period. Intangible assets, goodwill and other long-term liabilities increased by approximately $37.0 million, $16.6 million and $21.8 million, respectively, primarily as a result of the LEAD acquisition. Due to several ongoing facility improvement projects substantially completed in 2009, we expect depreciation expense to increase as the assets are placed into service.

Liquidity and Capital Resources

Cash and Cash Flow

As of June 30, 2010, our combined cash, cash equivalents, short-term and long-term investments totaled $455.4 million, a decrease of $15.1 million, from $470.5 million at December 31, 2009.

The decrease in our combined cash, cash equivalents, short-term investments and long-term investments during the first six months of 2010 was $15.1 million, which was $61.0 million less than the net decrease in the first six months of 2009 of $76.1 million. The primary items contributing to the decrease in net cash outflow in the first six months of 2010 were as follows (in millions):

Absence of Orapred acquisition payments, primarily the early settlement of the Medicis obligation	$73.6
Absence of milestone payment received for Kuvan EMEA approval	(30.0)
Acquisition of LEAD Therapeutics, Inc.	(14.1)
Milestone payments to the former stockholders of Huxley Pharmaceuticals, Inc.	(6.5)
Increased proceeds from ESPP and stock option exercises	10.4
Absence of investment in La Jolla Pharmaceuticals, Inc.	6.3
Decreased capital asset purchases	11.3
Increased investments in BioMarin/Genzyme LLC	(0.8)
Net increase in cash provided by operating activities, including net payments for working capital, and other	10.8

Total increase in net cash outflow	$61.0

The net decrease in operating spend includes increases in cash receipts from net revenues, partially offset by increases in cash payments made for operating activities, such as research and development and sales and marketing efforts, as discussed in “Results of Operations” above. Decreased capital purchases reflect the substantial completion of our manufacturing facilities at our Novato, California campus in the second half of 2009. Net payments for working capital in the first six months of 2010 primarily includes increased inventory build of $5.4 million, increased accounts receivable build of $14.1 million and decreased other current assets build of $30.6 million.

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

Funding Commitments

We expect to fund our operations with our net product revenues from our commercial products; cash; cash equivalents; short-term and long-term investments supplemented by proceeds from equity or debt financings; and loans or collaborative agreements with corporate partners, each to the extent necessary. We expect our current cash, cash equivalents and short-term and long-term investments will meet our operating and capital requirements for the foreseeable future based on our current long-term business plans and assuming that we are able to achieve our long-term goals. This expectation could also change depending on how much we elect to spend on our development programs and for potential licenses and acquisitions of complementary technologies, products and companies.

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses for the second quarter and first six months of 2009 and 2010 and for the period since inception (March 1997 for the portion not allocated to any major program) represent the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2009	2010	2009	2010
Naglazyme	$2.8	$1.9	$5.1	$4.1	$136.5
Kuvan	3.2	3.5	5.8	6.5	107.8
GALNS for Morquio Syndrome Type A	3.8	6.6	7.9	10.5	44.6
6R-BH4 for indications other than PKU	1.4	0	3.6	0.2	46.7
PEG-PAL	2.4	3.7	4.7	8.1	50.5
Not allocated to specific major current projects	12.7	19.9	33.6	36.3	288.0

	$26.3	$35.6	$60.7	$65.7	$674.1

We cannot estimate the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 26, 2010, for a discussion of the reasons that we are unable to estimate such information, and in particular the following risk factors included in such Annual Report on Form 10-K “—If we fail to maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;” “—To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;” “—If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;” “—If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected;” and “—If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.”

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

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2010 is presented in the table below (in thousands).

	Payments Due by Period
	2010	2011	2012 -2013	2014-2015	2016 and Thereafter	Total
Convertible debt and related interest	$5,200	$10,401	$190,853	$12,183	$334,012	$552,649
Operating leases	2,172	4,037	6,495	2,238	4,548	19,490
Research and development and purchase commitments	33,993	8,872	6,504	3,766	4,369	57,504

Total	$41,365	$23,310	$203,852	$18,187	$342,929	$629,643

We are also subject to contingent payments related to various development activities totaling approximately $250.1 million, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2010 have not materially changed from those in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 26, 2010.

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

In the three months ended June 30, 2010, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 26, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the SEC on May 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1#	First Amendment to Stock Purchase Agreement executed on April 1, 2010, that amends that certain Stock Purchase Agreement, dated as of October 20, 2009 by and among BioMarin Pharmaceutical Inc. and Huxley Pharmaceuticals, Inc. and the stockholders of Huxley.

10.2*	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

#	Confidential treatment registered for a portion of this document. Omitted parts have been filed separately with the SEC.
*	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 26, 2010.
**	Furnished herewith and not “filed” for purposes of Section 18 of the SEC Act of 1934, as amended.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 4, 2010	By	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

10.1#	First Amendment to Stock Purchase Agreement executed on April 1, 2010, that amends that certain Stock Purchase Agreement, dated as of October 20, 2009 by and among BioMarin Pharmaceutical Inc. and Huxley Pharmaceuticals, Inc. and the stockholders of Huxley.

10.2*	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

#	Confidential treatment registered for a portion of this document. Omitted parts have been filed separately with the SEC.
*	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 26, 2010.
**	Furnished herewith and not “filed” for purposes of Section 18 of the SEC Act of 1934, as amended.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.