Form 10-K
period 2010-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2011-02-24
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,723,087 shares common stock, par value $0.001, outstanding as of February 15, 2011. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010 was $1,026.3 million.

The documents incorporated by reference are as follows:

Portions of the Registrant’s Proxy Statement for our annual meeting of stockholders to be held May 12, 2011, are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

2010 FORM 10-K ANNUAL REPORT

BioMarin® , Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to the other information in this Annual Report on Form 10-K, investors should carefully consider the following discussion and the information under “Risk Factors” when evaluating us and our business.

Item 1. Business

Overview

BioMarin Pharmaceutical Inc. (BioMarin, we, us or our) develops and commercializes innovative pharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. Our product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Naglazyme received marketing approval in the United States (U.S.) in May 2005, in the European Union (EU) in January 2006 and subsequently in other countries. Kuvan was granted marketing approval in the U.S. and EU in December 2007 and December 2008, respectively. In December 2009, the European Medicines Agency (EMEA) granted marketing approval for Firdapse, which was launched in the EU in April 2010. Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme) was approved in 2003 for marketing in the U.S., EU and subsequently other countries. Net product revenues for 2010 for our approved products, Naglazyme, Kuvan, Firdapse and Aldurazyme were $192.7 million, $99.4 million, $6.4 million and $71.2, respectively.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including: GALNS, an enzyme replacement therapy for the treatment of Mucopolysaccharidosis Type IV or Morquio Syndrome Type A, or MPS IV A, PEG-PAL, an enzyme substitution therapy for the treatment of phenylketonuria or PKU, BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder, and BMN-673, an orally available poly (ADP-ribose) polymerase, or PARP inhibitor for the treatment of patients with cancer.

We are conducting preclinical development of several other enzyme product candidates for genetic and other metabolic diseases, including BMN-111, a peptide therapeutic for the treatment of achondroplasia.

A summary of our various commercial products and major development programs, including key metrics as of December 31, 2010, is provided below:

Program	Indication	Orphan Drug Designation	Stage	2010 Total Net Product Revenues (in millions)	2010 Research & Development Expense (in millions)
Naglazyme	MPS VI (1)	Yes	Approved	$192.7	$9.7
Aldurazyme (2)	MPS I (3)	Yes	Approved	$71.2	$0.7
Kuvan	PKU (4)	Yes	Approved	$99.4	$12.8
Firdapse (5)	LEMS (6)	Yes	Approved in the EU only	$6.4	$8.8
GALNS for MPS IV A	MPS IVA	Yes	Clinical Phase 3	N/A	$28.1
PEG-PAL	PKU	Yes	Clinical Phase 2	N/A	$16.4
BMN-701 for Pompe disease	POMPE (7)	Yes	Clinical Phase 1/2	N/A	$2.5
BMN-673, PARP inhibitor for the treatment of patients with cancer	Not yet determined	Not yet determined	Clinical Phase 1/2	N/A	$8.3

(1)	Mucopolysaccharidosis VI, or MPS VI
(2)	The Aldurazyme total product revenue noted above is the total product revenue recognized by us in accordance with the terms of our agreement with Genzyme Corporation. See “Commercial Products—Aldurazyme” below for further discussion.
(3)	Mucopolysaccharidosis I, or MPS I
(4)	Phenylketonuria, or PKU
(5)	Marketing approval from the EMEA for Firdapse was granted in December 2009. We launched Firdapse in the EU in April 2010.
(6)	Lambert Eaton Myasthenic Syndrome, or LEMS
(7)	Pompe disease, a glycogen storage disorder

Commercial Products

Naglazyme

Naglazyme is a recombinant form of N-acetylgalactosamine 4-sulfatase (arylsulfatase B) indicated for patients with mucopolysaccharidosis VI, or MPS VI. MPS VI is a debilitating life-threatening genetic disease for which no other drug treatment currently exists and is caused by the deficiency of arylsulfatase B, an enzyme normally required for the breakdown of certain complex carbohydrates known as glycosaminoglycans, or GAGs. Patients with MPS VI typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in tissues in the body. These symptoms include: inhibited growth, spinal cord compression, enlarged liver and spleen, joint deformities and reduced range of motion, skeletal deformities, impaired cardiovascular function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance.

Naglazyme was granted marketing approval in the U.S. in May 2005 and in the EU in January 2006. We market Naglazyme in the U.S., EU, Canada, Latin America, and Turkey using our own sales force and commercial organization. Additionally, we use local distributors in several other regions to help us pursue registration and/or market Naglazyme on a named patient basis. Naglazyme net product sales for 2010 totaled $192.7 million, as compared to $168.7 million for 2009. Naglazyme net product sales for 2008 were $132.7 million.

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

Kuvan was granted marketing approval for the treatment of PKU in the U.S. in December 2007. We market Kuvan in the U.S. and Canada using our own sales force and commercial organization. Kuvan has been granted orphan drug status in the U.S., which confers seven years of market exclusivity in the U.S for the treatment of PKU, expiring in 2014. We expect that our patents will provide market exclusivity beyond the expiration of orphan status. Kuvan net product sales for 2010 were $99.4, as compared to $76.8 million for 2009. Kuvan net product sales for the 2008 were $46.7 million.

In May 2005, we entered into an agreement with Merck Serono for the further development and commercialization of Kuvan and any other product containing 6R-BH4, and PEG-PAL for PKU. Through the agreement, as amended in 2007, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S., Canada and Japan, and we retained exclusive rights to market these products in the U.S. and Canada. We and Merck Serono currently share equally all development costs following successful completion of Phase 2 clinical trials for each product candidate in each indication. Merck Serono launched Kuvan in the EU in the second quarter of 2009 and they are launching in other countries. Under the agreement with Merck Serono, we are entitled to receive royalties, on a country-by-country basis, until the later of the expiration of patent right licensed to Merck or ten years after the first commercial sale of the licensed product in such country. Over the next several years, we expect a royalty of approximately 4% on net sales of Kuvan by Merck Serono. We also sell Kuvan to Merck Serono at near cost, and Merck Serono resells the product to end-users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU is included as a component of net product revenues in the period earned. In 2010, we earned $0.9 million in net royalties on net sales of $23.7 million of Kuvan by Merck Serono, compared to 2009 when we earned $0.3 million in net royalties on net sales of $6.9 million. We recorded collaborative agreement revenue associated with Kuvan in the amounts of $0.7 million in 2010, $2.4 million in 2009 and $38.9 million in 2008.

Aldurazyme

Aldurazyme has been approved for marketing in the U.S., EU and other countries for patients with mucopolysaccharidosis I, or MPS I. MPS I is a progressive and debilitating life-threatening genetic disease, for which no other drug treatment currently exists, that is caused by the deficiency of alpha-L-iduronidase, a lysosomal enzyme normally required for the breakdown of GAGs. Patients with MPS I typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form of the disease), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance.

We developed Aldurazyme through a collaboration with Genzyme Corporation. Under our collaboration agreement, we are responsible for manufacturing Aldurazyme and supplying it to Genzyme. Genzyme records sales of Aldurazyme and is required to pay us, on a quarterly basis, a 39.5% to 50% royalty on worldwide net product sales. We recognize product transfer revenue when product is released to Genzyme and all of our obligations have been fulfilled. Genzyme’s return rights for Aldurazyme are limited to defective product. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty when the product is sold by Genzyme. Additionally, Genzyme and we are members of a 50/50 limited liability company that: (1) holds the intellectual property relating to Aldurazyme and other collaboration products and license all such intellectual property on a royalty-free basis to us and Genzyme to allow us to exercise our rights and perform our obligations under the agreements related to the restructuring, and (2) engages in research and development activities that are mutually selected and funded by Genzyme and us.

Aldurazyme net product revenues totaled $71.2 million for 2010 as compared to $70.2 million for 2009 and $72.5 million for 2008. The net product revenues for 2010, 2009 and 2008 include $68.0 million, $61.8 million and $60.1 million, respectively, of royalty revenue on net Aldurazyme sales by Genzyme. Royalty revenue from Genzyme is based on 39.5% to 44.0% of net Aldurazyme sales by Genzyme, which totaled $166.8 million for 2010, $155.1 million for 2009 and $151.3 million for 2008. Incremental Aldurazyme net product transfer revenue of $3.2 million, $8.4 million and $12.4 million for 2010, 2009 and 2008, respectively, reflect incremental shipments of Aldurazyme to Genzyme to meet future product demand. In the future, to the extent that Genzyme Aldurazyme inventory quantities on hand remain consistent, we expect that our total Aldurazyme revenues will approximate the 39.5% to 50% royalties on net product sales by Genzyme.

Firdapse

In conjunction with our acquisition of Huxley Pharmaceuticals, Inc. (Huxley) we acquired the rights to Firdapse in October 2009, a proprietary form of 3,4-diaminopyridine (amifampridine phosphate), or 3,4-DAP for the treatment of LEMS. Firdapse was originally developed by AGEPS, the pharmaceutical unit of the Paris Public Hospital Authority, or AP-HP, and sublicensed to Huxley from EUSA Pharma in April 2009. Firdapse was granted marketing approval in the EU in December 2009. In addition, Firdapse has been granted orphan drug status in the EU, which confers ten years of market exclusivity in the EU. We launched Firdapse on a country by country basis in Europe beginning in April 2010. Firdapse net product revenues in 2010 were $6.4 million. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and expect to initiate a Phase 3 clinical trial in the second quarter of 2011. If the clinical trial is successful, we expect to submit an NDA to the FDA in the first half of 2012.

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

Products in Clinical Development

We are developing GALNS, an enzyme replacement therapy for the treatment of MPS IV A, a lysosomal storage disorder. In November 2008, we announced the initiation of a clinical assessment program for patients with MPS IV A. We initiated a Phase 1/2 clinical trial of GALNS in the first half of 2009. The objectives of the Phase 1/2 study were to evaluate safety, pharmacokinetics, and pharmacodynamics and to identify the optimal dose of GALNS for future studies. The results reported in April 2010, showed clinically meaningful improvements in two measures of endurance (6-minute walk distance and 3-minute stair climb) were achieved at both 24 weeks and 36 weeks as compared to baseline. Clinically meaningful improvements in two measures of pulmonary function (forced vital capacity and maximum voluntary ventilation) were achieved at 36 weeks as compared to baseline and keratin sulfate levels decreased shortly after the initiation of treatment and fell further as the study progressed. In December 2010, we received a notice of acceptance for a Phase 3 clinical trial for GALNS from the MHRA in the U.K. In February 2011, we announced the initiation of a pivotal Phase 3 clinical trial for GALNS for the treatment of MPS IV A. This Phase 3 trial is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of GALNS in patients with MPS IV A. The trial will be conducted at approximately 40 centers worldwide including Brazil, Japan, Taiwan, most Western European countries, Canada and the U.S. We expect to enroll approximately 160 patients in this trial. This trial will explore doses of two milligrams per kilogram per week and two milligrams per kilogram every other week for a treatment period of 24 weeks.

PEG-PAL is an investigational enzyme substitution therapy that we are developing as a subcutaneous injection and is intended for those patients with PKU who do not respond to Kuvan. In preclinical models, PEG-PAL produced a rapid, dose-dependent reduction in blood phenylalanine, or Phe levels, the same endpoint that was used in the Kuvan studies. In June 2009, we announced results from a Phase 1 open-label, single-dose, dose-escalation clinical trial of PEG-PAL for PKU. Significant reductions in blood Phe levels were observed in all patients in the fifth dosing cohort of the Phase 1 trial. In addition, there are no serious immune reactions observed and mild to moderate injection-site reactions were in line with our expectations. In September 2009, we initiated a Phase 2, open-label dose finding clinical trial of PEG-PAL. The primary objective of this clinical trial is to optimize the dose and schedule that produces the most favorable safety profile and Phe reduction. The secondary objectives of the clinical trial are to evaluate the safety and tolerability of multiple dose levels of PEG-PAL, to evaluate the immune response to PEG-PAL, and to evaluate steady-state phamacokinetics in all patients and accumulation of PEG-PAL in a subset of patients enrolled in this clinical trial. Preliminary results from this clinical trial were presented in August 2010 and showed that of the seven patients who received at least one milligram per kilogram per week of PEG-PAL for at least four weeks, six patients have achieved Phe levels below 600 micromoles per liter. Mild to moderate self limiting injection site reactions are the most commonly reported toxicity. Final results are expected in the second or third quarter of 2011 and we expect to initiate a Phase 3 clinical trial of PEG-PAL in the first quarter of 2012.

BMN-673 is a PARP inhibitor that we are investigating for the treatment of cancer. BMN-673 is a poly-ADP ribose polymerase (PARP) inhibitor, a class of molecules that has shown clinical activity against cancers involving defects in DNA repair. In December 2010, we obtained approval of both an investigational new drug (IND) application from the FDA and a clinical trial application from MHRA in the U.K. for BMN-673. In January 2011, we announced the initiation of a Phase 1/2 clinical trial for BMN-673 for the treatment of patients with cancer in the U.S. and expect to expand the study to the U.K. in the second or third quarter of 2011. The clinical trial is an open-label study of once daily, orally administered BMN-673 in approximately 70 patients ages 18 and older with advanced or recurrent solid tumors. The primary objective of the study is to establish the maximum tolerated dose of daily oral BMN-673. The secondary objective of the study is to establish the safety, pharmacokinetic profile and recommended Phase 2 dose.

BMN-701 is a novel fusion of insulin-like growth factor 2 and alpha glucosidase (IGF2-GAA) in development for Pompe disease. We acquired the BMN-701 program in August 2010 in connection with the acquisition of ZyStor Therapeutics, Inc. (ZyStor) In January 2011, we announced the initiation of a Phase 1/2 clinical trial for BMN-701. This clinical trial is an open-label study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamic and clinical activity of BMN-701 administered as an intravenous infusion every two weeks at doses of 20 milligrams per kilogram. We expect to enroll approximately 30 patients between the ages of 13 and 65 years old with late-onset Pompe disease for a treatment period of 24 weeks. The primary objectives of this study are to evaluate the safety and tolerability of BMN-701 as well as determine the antibody response to BMN-701. The secondary objectives of the study are to determine the single and multi-dose pharmacokinetics of BMN-701 and determine mobility and functional exercise capacity in patients receiving BMN-701. Pompe disease is a lysosomal storage disorder caused by a deficiency in GAA, which prevents cells from adequately degrading glycogen. This results in the storage of glycogen in lysosomes, particularly those in muscle cells, thereby damaging those cells and causing progressive muscle weakness which in turn can result in death due to pulmonary or cardiac insufficiency.

Manufacturing

We manufacture Naglazyme, Aldurazyme, GALNS and PEG-PAL, which are all recombinant enzymes, in our approved Good Manufacturing Practices, or GMP, production facility located in Novato, California. Vialing and packaging are performed by contract manufacturers. We believe that we have ample operating capacity to support the commercial demand of both Naglazyme and Aldurazyme through at least the next five years as well as the clinical requirements and initial launch of GALNS and PEG-PAL, if approved.

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

Kuvan is manufactured on a contract basis by a third party. There are two approved manufacturers of the active pharmaceutical ingredient, or API, for Kuvan. Firdapse, BMN-701 and BMN-673 are each manufactured on a contract basis by a third party. There is one approved manufacturer of the API for Firdapse.

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

Sales and Marketing

We have established a commercial organization to support our product lines directly in the U.S., Europe, Canada, Brazil, other Latin American countries and Turkey. For other selected markets, we have signed agreements with other companies to act as distributors of Naglazyme. Most of these agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales. Additional markets are being assessed at this time and additional agreements may be signed in the future. We maintain a relatively small sales force in the U.S. that markets Naglazyme and Kuvan and in the EU that markets Naglazyme and Firdapse. We believe that the size of our sales force is appropriate to effectively reach our target audience in markets where Naglazyme, Kuvan and Firdapse are directly marketed. We utilize third-party logistics companies to store and distribute Naglazyme, Kuvan and Firdapse.

Genzyme has the exclusive right to distribute, market and sell Aldurazyme globally and is required to purchase its requirements exclusively from us.

Customers

Our Naglazyme, Kuvan and Firdapse customers include a limited number of specialty pharmacies and end-users, such as hospitals, which act as retailers. We also sell Naglazyme to our authorized European distributors and to certain larger pharmaceutical wholesalers, which act as intermediaries between us and end-users and generally do not stock significant quantities of Naglazyme. During 2010, 46% of our net Naglazyme, Kuvan and Firdapse product revenues were generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

Despite the significant concentration of customers, the demand for Naglazyme, Kuvan and Firdapse is driven primarily by patient therapy requirements and we are not dependent upon any individual distributor with respect to Naglazyme, Kuvan or Firdapse sales. Due to the pricing of Naglazyme, Kuvan and Firdapse and the limited number of patients, the specialty pharmacies and wholesalers generally carry a very limited inventory, resulting in sales of Naglazyme, Kuvan and Firdapse being closely tied to end-user demand. However, in certain countries particularly in Latin America, governments place large periodic orders for Naglazyme. The timing of these orders can create significant quarter to quarter variation in our revenue.

Competition

The biopharmaceutical industry is rapidly evolving and highly competitive. The following is a summary analysis of known competitive threats for each of our major product programs:

Naglazyme, Aldurazyme and GALNS for MPS IV A

We know of no active competitive program for enzyme replacement therapy for MPS VI, MPS I or MPS IV A that has entered clinical trials.

Bone marrow transplantation has been used to treat severely affected patients, generally under the age of two, with some success. Bone marrow transplantation is associated with high morbidity and mortality rates as well as with problems inherent in the procedure itself, including graft versus host disease, graft rejection and donor availability, which limits its utility and application. There are other developing technologies that are potential competitive threats to enzyme replacement therapies. However, we know of no such technology that has entered clinical trials related to MPS VI, MPS I or MPS IV A.

Kuvan and PEG-PAL

There are currently no other approved drugs for the treatment of PKU. PKU is commonly treated with a medical food diet that is highly-restrictive and unpalatable. We perceive medical foods as a complement to Kuvan and PEG-PAL and not a significant competitive threat. Dietary supplements of large neutral amino acids (LNAA), have also been used in the treatment of PKU. This treatment may be a competitive threat to Kuvan and PEG-PAL. However, because LNAA is a dietary supplement, the FDA has not evaluated any claims of efficacy of LNAA.

Firdapse and LEMS

There are no other approved drugs for the treatment of LEMS. Current options rely on intravenous immunoglobulin, plasmapherisis and/or immuno suppressant drugs. In some countries, 3,4 DAP is available, as a base, through various compounding pharmacies, as a special or magistral formulation, or through investigator sponsored studies. Firdapse is the only approved version of 3,4 DAP. One other aminopyridine, 4AP, has been approved in the U.S. by another pharmaceutical company. However, this is for the treatment of fatigue associated with Multiple Sclerosis. The role of 4AP in LEMS is unproven and uncertain.

BMN-673

There are seven other PARP inhibitors ahead of BMN-673 in clinical development for the treatment of various cancers. None of these PARP inhibitors, however, has yet been approved by the FDA or any other regulatory agency.

BMN-701

There is one approved enzyme replacement therapy for Pompe disease and at least one more in preclinical studies. Gene therapy is also being tested in clinical trials and it has been announced that a small molecule chaperone will reenter clinical trials as a combination therapy with enzyme replacement therapy.

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

The number of our issued patents now stands at approximately 169, including approximately 51 patents issued by the U.S. Patent and Trademark Office, USPTO. Furthermore, our portfolio of pending patent applications totals approximately 390 applications, including approximately 67 pending U.S. applications.

With respect to Naglazyme, we have eight issued patents, including three U.S. patents. Claims cover our ultrapure N-acetylgalactosamine-4-sulfatase compositions of Naglazyme, methods of treating deficiencies of N -acetylgalactosamine-4-sulfatase, including MPS VI, methods of producing and purifying such ultrapure N -acetylgalactosamine-4-sulfatase compositions, and methods of detecting lysosomal enzyme-specific antibodies. These patents will expire between 2022 and 2028.

With respect to Kuvan and BH4, we own or have licensed a number of patents and pending patent applications that relate generally to formulations and forms of our drug substance, methods of use for various indications under development and dosing regimens. We have rights to eleven issued patents including six issued U.S. patents with claims to a stable tablet formulation of BH4, methods of treating PKU using a once daily dosing regimen and administration of Kuvan with food, crystalline forms of BH4, and methods of producing BH4. These patents will expire in 2024.

We have rights to 31 issued patents, including six U.S. patents, related to Aldurazyme. These patents cover our ultra-pure alpha-L-iduronidase composition of Aldurazyme, methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase, a method of purifying such ultra-pure alpha-L-iduronidase and the use of compositions of ultra-pure biologically active fragments of alpha-L-iduronidase. These patents will expire in 2019 and 2020.

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

We only have limited patent protection in the E.U. for Firdapse for the treatment of LEMS and we have no issued patients in the U.S. for Firdapse for the treatment of LEMS.

Government Regulation

We operate in a highly regulated industry, which is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws including, the Federal Food, Drug and Cosmetic Act, or FDC Act, the Public Health Service Act, the Medicaid rebate program, the Veterans Health Care Act of 1992, and the Occupational Safety and Health Act, among others.

The FDC Act and other federal and state statutes and regulations govern, among other things, the testing, research, development, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, import and export of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time consuming.

FDA Approval Process

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation, as well as animal trials, to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials to support new drug applications, or NDAs, or biological product licenses, or BLAs, for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, proposed labeling and a payment of a user fee, among other things.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs or BLAs. Most such applications for non-priority drug products are reviewed within ten months. The goal for initial review of most applications for priority review of drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, is six months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA or BLA, including the manufacturing procedures and facilities, it issues an approval letter, or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual, however, for the FDA to issue a complete response letter because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The Hatch-Waxman Act

Upon approval of a drug through an NDA, applicants are required to submit to the FDA each patent that covers the applicant’s product or FDA approved method of using this product. Those patents are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. Alternatively, for a patent covering an approved method of use, an ANDA applicant may submit a statement to the FDA that the company is not seeking approval for the covered use.

If the ANDA applicant has submitted a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new condition of use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug. Both of the five-year and three-year exclusivity periods, as well as any unexpired patents listed in the Orange Book for the listed drug, can be extended by six months if the FDA grants the NDA sponsor a period of pediatric exclusivity based on studies submitted by the sponsor in response to a written request.

Section 505(b)(2) New Drug Applications

Most drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s finding of safety and efficacy data for an existing product, or published literature, in support of its application.

Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.

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

Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

•	that we will be the first to obtain approval for any drug for which we obtain orphan drug designation;

•	that orphan drug designation will result in any commercial advantage or reduce competition; or

•	that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Pediatric Information

Under the Pediatric Research Equity Act of 2007, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted. The Best Pharmaceuticals For Children Act, or BPCA, provides sponsors with an additional 6-month period of market exclusivity on all forms of the drug containing the active moiety, if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA. In order to receive the BPCA exclusivity, the drug must have other existing patent or exclusivity protection in effect.

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

In addition to other benefits such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Post-Approval Regulatory Requirements

Following FDA approval, a product is subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of approved products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet.

Approved products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require a submission to and approval by FDA before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs and BLAs.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as the manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biological product manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Patient Protection and Affordable Care Act of 2010

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.

The PPACA created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA.

The PPACA also imposes a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs). The annual fee will be apportioned among the participating companies based on each company’s sales of qualifying products to, and used by, certain U.S. government programs during the preceding year.

In addition, beginning in 2013, drug manufacturers will be required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. Further, the PPACA amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims laws.

Other Regulatory Requirements

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states. Other states prohibit providing various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Anti-Corruption Legislation

The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the United Kingdom that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. Historically, pharmaceutical companies have been the target of FCPA and other anti-corruption investigations and penalties.

Employees

As of January 21, 2011, we had 871 full-time employees, 399 of whom are in operations, 222 of whom are in research and development, 153 of whom are in sales and marketing and 97 of whom are in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages.

Research and Development

For information regarding research and development expenses incurred during 2008, 2009 and 2010, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expense”.

Geographic Area Financial Information

Our chief operating decision maker (i.e., our chief executive officer) reviews financial information on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to have a single reporting segment and operating unit structure.

Net product revenues by geography are based on patients’ locations for Naglazyme, Kuvan and Firdapse, and are based on Genzyme’s U.S. location for Aldurazyme. The following table outlines revenues by geographic area (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net product revenues:
United States	$196,979	$168,373	$140,418
Europe	90,321	76,475	63,333
Latin America	41,581	35,528	25,250
Rest of the World	40,820	35,345	22,850

Total net product revenues	$369,701	$315,721	$251,851

Total revenue generated outside the U.S. was $172.7 million, $150.7 million and $147.0 million, in the years ended December 31, 2010, 2009 and 2008, respectively.

The following table outlines long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2010	2009
Long-lived assets:
United States	$597,278	$246,160
International	32,914	33,427

Total long-lived assets	$630,192	$279,587

The increase in long-lived assets is primarily comprised an increase in the long-term deferred tax asset of $236.0 million resulting from the release of our income tax valuation allowance in the third quarter of 2010, intangible assets and goodwill of $62.7 million and $29.6 million, respectively, acquired from LEAD and ZyStor and purchases of property, plant and equipment.

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

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to government regulation by international regulatory authorities. Naglazyme, Aldurazyme and Kuvan have received regulatory approval to be commercially marketed and sold in the U.S., EU and other countries. Firdapse has received regulatory approval to be commercially marketed only in the EU. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.

From time to time during the regulatory approval process for our products and our product candidates, we engage in discussions with the FDA and comparable international regulatory authorities regarding the regulatory requirements for our development programs. To the extent appropriate, we accommodate the requests of the regulatory authorities and, to date, we have generally been able to reach reasonable accommodations and resolutions regarding the underlying issues. However, we are often unable to determine the outcome of such deliberations until they are final. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other non-U.S. regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

After any of our products receive regulatory approval, they remain subject to ongoing regulation, which can impact, among other things product labeling, manufacturing practices, adverse event reporting, storage, distribution, advertising and promotion, and record keeping. If we do not comply with the applicable regulations, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues. Further, the FDA often requires post-marketing testing and surveillance to monitor the effects of approved products. The FDA and comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the government authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may sell products to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a ten-year period of market exclusivity.

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

We may face competition from biological products approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act of 2010 (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Our products approved under BLAs, as well as products in development that may be approved under BLAs, could be reference products for such abbreviated BLAs.

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

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. We also rely on independent third party contract research organizations (CROs), to perform [most] of our clinical studies and many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third party CROs. If any of our CROs processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could adversely be impacted.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Since we began operations in March 1997, we have been engaged in very substantial research and development and have operated at a net loss until 2008. Although we were profitable in 2008 and 2010, we operated at a slight net loss in 2009. Based upon our current plan for investments in research and development for existing and new programs, we expect to operate at a net loss for 2011 and may operate at an annual net loss beyond 2011. Our future profitability depends on our marketing and selling of Naglazyme, Kuvan and Firdapse, the successful commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, our spending on our development programs and the impact of any possible future business development transactions. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we, or our contract manufacturers, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA, the State of California and international regulatory authorities, before and after product approval. Our manufacturing facilities have been inspected and licensed by the State of California for pharmaceutical manufacture and have been approved by the FDA, the European Commission (EC) and health agencies in other countries for the manufacture of Aldurazyme, and by the FDA and EC for the manufacture of Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of Naglazyme, Kuvan, Firdapse and Aldurazyme have also been inspected and approved by various regulatory authorities.

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third-party manufacturer of Naglazyme, Kuvan, Aldurazyme and Firdapse or our product candidates may be unable to comply with GMP regulations in a cost effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

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

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell Naglazyme, Kuvan and Firdapse;

•	Genzyme’s ability to continue to successfully commercialize Aldurazyme;

•	the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);

•	the timing, number, size and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the progress of research programs carried out by us;

•

our possible achievement of milestones identified in our stock purchase agreements with the former stockholders of Huxley, LEAD Therapeutics, Inc. (LEAD) and ZyStor that trigger related milestone payments;

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

We believe that our cash, cash equivalents and short-term investment securities at December 31, 2010 will be sufficient to meet our operating and capital requirements for the foreseeable future based on our current long-term business plans. These estimates are based on assumptions and estimates, which may prove to be wrong. We may need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

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

Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Naglazyme and Aldurazyme, have been within our expectations, which are based on industry norms. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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

Although we have entered into contractual relationships with third-party manufacturers to produce the active ingredient in Kuvan and Firdapse, if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. We have contracts for the production of final product for Kuvan and Firdapse. We also rely on third-parties for portions of the manufacture of Naglazyme and Aldurazyme. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

Numerous factors could cause interruptions in the supply of our finished products, including:

•	timing, scheduling and prioritization of production by our contract manufacturers or a breach

•	of our agreements by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of shipments;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis; and

•	conditions affecting the cost and availability of raw materials.

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

Naglazyme, Aldurazyme, Kuvan and Firdapse all target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve profitability. For Naglazyme, we believe that we will need to continue to market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in the disease populations are small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products for genetic diseases, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.

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

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation) or commercialize their products before we do. If we do not compete successfully, our revenue would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenue and results of operations.

We expect that reimbursement may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

Government health care reform could increase our costs, which would adversely affect our revenue and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.

Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. The PPACA also expands the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially have an impact on our business over time.

We face credit risks from customers that may adversely affect our results of operations.

Our product sales to government-owned or supported customers in various countries outside of the U.S. are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. If significant changes were to occur in the reimbursement practices of these governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.

We are subject to various federal and state health care “fraud and abuse” laws, including antikickback laws, false claims laws and laws related to ensuring compliance. The federal health care program antikickback statute makes it illegal for any person, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal health care programs, such as Medicare and Medicaid. Under federal government regulations, certain arrangements (“safe harbors”) are deemed not to violate the federal antikickback statute. However, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, although we seek to comply with these safe harbors. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

Many states have adopted laws similar to the federal antikickback statute, some of which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. They also may apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, California and several other states have passed laws that require pharmaceutical companies to comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the PhRMA Code on Interactions with Healthcare Professionals.

Federal and state false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Under the Health Insurance Portability and Accountability Act of 1996, we also are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

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

Neither the government nor the courts have provided definitive guidance on the application of some of these laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we are required to pay a penalty or are suspended or excluded from participation in federal or state health care programs, our business, financial condition and results of operation may be adversely affected.

We conduct a significant amount of our sales and operations outside of the United States, which subjects us to additional business risks that could adversely affect our revenue and results of operations.

A significant portion of the sales of Aldurazyme and Naglazyme and all of the sales of Firdapse are generated from countries other than the United States. Additionally, we have operations in several European countries, Brazil, other Latin America countries, Turkey and Asia. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict BioMarin’s ability to manufacture, market and sell its products;

•	political and economic instability;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing international operations;

•	differing labor regulations and business practices;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	changes in international medical reimbursement policies and programs;

•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practice Act.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations.

As we expand our existing international operations, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing and maintaining these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.

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

The patent positions of biopharmaceutical products are complex and uncertain. The scope and extent of patent protection for some of our products and product candidates are particularly uncertain because key information on some of our product candidates has existed in the public domain for many years. The composition and genetic sequences of animal and/or human versions of Naglazyme, Aldurazyme, and many of our product candidates have been published and are believed to be in the public domain. The chemical structure of BH4 and 3,4-DAP have also been published. Publication of this information may prevent us from obtaining or enforcing patents relating to our products and product candidates, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

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

In addition, competition may also seek intellectual property protection for their technology. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes their patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe their intellectual property, we would face a number of issues, including the following:

•	Defending a lawsuit, which takes significant time and resources can be very expensive.

•	If a court decides that our product infringes a competitor’s intellectual property, we may have to pay substantial damages.

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

It is also unclear whether our trade secrets are adequately protected. Our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, as with patent litigation, is expensive and time consuming, requires significant resources and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Furthermore, our competitors may independently develop equivalent knowledge, methods and know-how, in which case we would not be able to enforce our trade secret rights against such competitors.

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

The USPTO has issued three patents to Women’s and Children’s Hospital Adelaide that cover composition-of-matter, isolated genomic nucleotide sequences, vectors including the sequences, host cells containing the vectors, and method of use claims for human, recombinant alpha-L-iduronidase. Aldurazyme is based on human, recombinant alpha-L-iduronidase. Corresponding patent applications were filed in Europe, Japan and Canada. The European patent application was rejected over prior art, was withdrawn and cannot be re-filed. The corresponding Japanese application was finally rejected and cannot be re-filed. A corresponding Canadian patent issued and covers enzyme, pharmaceutical composition, nucleic acid encoding the enzyme, host cells and vectors. We believe that these patents are invalid or not infringed on a number of grounds. However, under U.S. law, issued patents are entitled to a presumption of validity, and a challenge to the U.S. patents may be unsuccessful. Even if we are successful, challenging the patents may be expensive, require our management to devote significant time to this effort and may adversely impact marketing of Aldurazyme in the U.S. and Canada.

If our Manufacturing, Marketing and Sales Agreement with Genzyme were terminated, we could be prevented from continuing to commercialize Aldurazyme or our ability to successfully commercialize Aldurazyme would be delayed or diminished.

Either party may terminate the Manufacturing, Marketing and Sales Agreement, or MMS Agreement, between Genzyme and us related to Aldurazyme for specified reasons, including if the other party is in material breach of the MMS, has experienced a change of control, as such term is defined in the MMS agreement, or has declared bankruptcy and also is in breach of the MMS. Although we are not currently in breach of the MMS, there is a risk that either party could breach the MMS in the future. Either party may also terminate the MMS upon one year prior written notice for any reason.

If the MMS Agreement is terminated for breach, the breaching party will transfer its interest in BioMarin/Genzyme LLC (the LLC) to the non-breaching party, and the non-breaching party will pay a specified buyout amount for the breaching party’s interest in Aldurazyme and in the LLC. If we are the breaching party, we would lose our rights to Aldurazyme and the related intellectual property and regulatory approvals. If the MMS Agreement is terminated without cause, the non-terminating party would have the option, exercisable for one year, to buy out the terminating party’s interest in Aldurazyme and in the LLC at a specified buyout amount. If such option is not exercised, all rights to Aldurazyme will be sold and the LLC will be dissolved. In the event of termination of the buyout option without exercise by the non-terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split between Genzyme and us in accordance with our percentage interest in the LLC.

If the MMS Agreement is terminated by either party because the other party declared bankruptcy, the terminating party would be obligated to buy out the other party and would obtain all rights to Aldurazyme exclusively. If the MMS Agreement is terminated by a party because the other party experienced a change of control, the terminating party shall notify the other party, the offeree, of its intent to buy out the offeree’s interest in Aldurazyme and the LLC for a stated amount set by the terminating party at its discretion. The offeree must then either accept this offer or agree to buy the terminating party’s interest in Aldurazyme and the LLC on those same terms. The party who buys out the other party would then have exclusive worldwide rights to Aldurazyme. The Amended and Restated Collaboration Agreement between us and Genzyme will automatically terminate upon the effective date of the termination of the MMS Agreement and may not be terminated independently from the MMS Agreement.

If we were obligated, or given the option, to buy out Genzyme’s interest in Aldurazyme and the LLC, and thereby gain exclusive rights to Aldurazyme, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Genzyme’s interest, we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing Aldurazyme. If this happened, not only would our product revenues decrease, but our share price would also decline.

The impact of the pending transaction between Genzyme and Sanofi-Aventis on our current relationship with Genzyme regarding Aldurazyme is uncertain and could result in a dispute between the parties, reduced sales of Aldurazyme and reduced revenue and profit for BioMarin.

On February 17, 2011, we sent a communication to Sanofi-Aventis (Sanofi) to initiate discussions about potentially restructuring our relationship related to Aldurazyme. Sanofi has responded that Sanofi and Genzyme are of the view that since Genzyme will continue to exist after the transaction as a wholly-owned subsidiary of Sanofi, the transaction does not give rise to a right of BioMarin to terminate the MMS Agreement and initiate the buyout process contemplated by the MMS Agreement, and that Genzyme plans to continue to operate under the terms of the MMS Agreement.

We are evaluating our options with respect to our relationship with Genzyme related to Aldurazyme, including whether or not we will seek to pursue termination rights under the MMS Agreement or otherwise further pursue discussions with Sanofi and Genzyme in the near or longer term. Particularly since Sanofi has communicated to us that it and Genzyme do not believe that we have the right to terminate the MMS Agreement in connection with the transaction between Genzyme and Sanofi, the outcome of any efforts we may undertake to pursue a termination of the MMS Agreement and initiate a buyout process, or otherwise pursue a modification of the MMS Agreement, is uncertain, and it is possible that the parties will continue to operate under the terms of the MMS Agreement through and following the completion of the acquisition of Genzyme by Sanofi.

If we choose to seek to enforce the termination rights contemplated by the MMS Agreement, we expect that Sanofi and Genzyme would formally assert that the acquisition of Genzyme does not trigger BioMarin’s right to terminate the MMS Agreement. The outcome of any dispute resolution procedures related to this issue is highly uncertain and could take an extended period of time. This would present substantial operational challenges in managing the Aldurazyme business while the process is ongoing, and could reduce the sales of Aldurazyme, the value of the Aldurazyme business, our revenues and our profitability. Further, the dispute resolution process could require substantial management attention and could result in substantial legal expenses.

If the parties pursue the termination rights and buyout process contemplated by the MMS Agreement, the process dictated by the MMS Agreement limits the ability of the parties to negotiate a mutually acceptable solution by forcing a specific purchase offer to be made unilaterally, which could result in a transaction structure and price that is less advantageous than the parties could structure by a mutual negotiation. Further, the termination contemplated by the MMS Agreement would be effective immediately as of the closing of an applicable transaction, which would leave the parties with a substantial period of time before the process determines which party would retain control of the product. This delay could result in operational challenges, such as lack of certainty regarding obligations to market, sell and manufacture Aldurazyme, which could reduce product sales and the value of the Aldurazyme business. Further, Sanofi and Genzyme would have the right to purchase our interest in Aldurazyme on the terms that we offer to purchase their interest. If Sanofi and Genzyme choose to exercise this right, although we would receive the compensation specified in the offer, our revenue and profitability associated with Aldurazyme sales would be reduced. Additionally, although we will continue to supply Aldurazyme during a specified transition period, after that time we could have excess capacity in our manufacturing facility, which would adversely affect our financial performance.

We cannot predict the outcome of the pending transaction between Genzyme and Sanofi on our current relationship with Genzyme regarding Aldurazyme or the operation of the Aldurazyme business, and it is possible that the transaction will have an adverse effect on our financial performance.

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

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our product programs have been acquired through acquisitions, such as BMN-701 and BMN-673 and several of our product programs have been developed through licensing or collaborative arrangements, such as Naglazyme, Aldurazyme, Kuvan and Firdapse. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies, including Genzyme, have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

Our future growth and success will depend in large part of our continued ability to attract, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated. The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We maintain insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of Naglazyme, Kuvan, Aldurazyme and Firdapse, or our clinical trials for PEG-PAL, GALNS, BMN-701 or BMN-673 for which our insurance coverage may not be adequate.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Naglazyme, Aldurazyme, Kuvan and Firdapse;

•	manufacture, supply or distribution of Naglazyme, Aldurazyme, Kuvan and Firdapse;

•	progress of our product candidates through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non U.S. countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S., EU or in other parts of the world;

•	actual or anticipated fluctuations in our operating results; and

•	changes in company assessments or financial estimates by securities analysts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table contains information about our current significant owned and leased properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
Several locations in Novato, California	259,000	Corporate headquarters, office, laboratory and warehouse	2011-2020
Galli Drive facility, Novato, California	91,500	Clinical and commercial manufacturing and laboratory	NA: owned property
Bel Marin Keys facility, Novato, California	84,000	Technical operations, finance, administration, and laboratory	NA: owned property

Our administrative office space and plans to develop additional space are expected to be adequate for the foreseeable future. In addition to the above, we also maintain small offices in Brisbane, California, London, England, Sao Paulo, Brazil, Istanbul, Turkey, Hong Kong, Shanghai, China and Dublin, Ireland. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop additional in-house clinical and/or commercial manufacturing capacity.

Item 3. Legal Proceedings

We have no material legal proceedings pending.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “BMRN” on the Nasdaq Global Select Market. The following table sets forth the range of high and low quarterly closing sales prices for our common stock for the periods noted, as reported by Nasdaq.

		Prices
Year	Period	High	Low
2010	First Quarter	$23.81	$18.95
2010	Second Quarter	$24.71	$18.33
2010	Third Quarter	$23.09	$18.24
2010	Fourth Quarter	$28.25	$21.82

2009	First Quarter	$20.83	$10.14
2009	Second Quarter	$15.94	$11.92
2009	Third Quarter	$18.33	$13.86
2009	Fourth Quarter	$18.98	$15.49

On February 15, 2011, the last reported sale price on the Nasdaq Global Select Market for our common stock was $26.94. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2010.

Holders

As of February 15, 2011, there were 65 holders of record of 110,723,087 outstanding shares of our common stock. Additionally, on such date, options to acquire 14.8 million shares of our common stock were outstanding.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph shows the value of an investment of $100 on December 31, 2005 in BioMarin common stock, the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31 of each year. Our common stock is traded on the Nasdaq Global Select Market and is a component of both the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
BioMarin Pharmaceutical Inc.	100.00	152.04	328.39	165.12	174.49	249.81
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

Item 6. Selected Consolidated Financial Data

The information set forth below for the five years ended December 31, 2010 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Years ended December 31, (In thousands of U.S. dollars, except for per share data)
	2010	2009	2008	2007	2006
Consolidated statements of operations data:
REVENUES:
Net product revenues	$369,701	$315,721	$251,851	$86,802	$49,606
Collaborative agreement revenues	682	2,379	38,907	28,264	18,740
Royalty and license revenues	5,884	6,556	5,735	6,515	15,863

Total revenues	376,267	324,656	296,493	121,581	84,209
OPERATING EXPENSES:
Cost of sales (excludes amortization of developed product technology)	70,285	65,909	52,509	18,359	8,740
Research and development	147,309	115,116	93,291	78,600	66,735
Selling, general and administrative	151,723	124,290	106,566	77,539	48,507
Intangible asset amortization and contingent consideration	6,406	2,914	4,371	4,371	3,651

Total operating expenses	375,723	308,229	256,737	178,869	127,633

INCOME (LOSS) FROM OPERATIONS	544	16,427	39,756	(57,288)	(43,424)
Equity in the income (loss) of BioMarin/Genzyme LLC	(2,991)	(2,594)	(2,270)	30,525	19,274
Interest income	4,112	5,086	16,388	25,932	12,417
Interest expense	(10,329)	(14,090)	(16,394)	(14,243)	(13,411)
Debt conversion expense	(13,728)	0	0	0	(3,315)
Impairment loss on equity investments	0	(5,848)	(4,056)	0	0
Net gain from sale of investments	902	1,585	0	0	0

INCOME (LOSS) BEFORE INCOME TAXES	(21,490)	566	33,424	(15,074)	(28,459)
Provision for (benefit from) income taxes	(227,309)	1,054	2,593	729	74

NET INCOME (LOSS)	$205,819	$(488)	$30,831	$(15,803)	$(28,533)

NET INCOME (LOSS) PER SHARE, BASIC	$2.00	$(0.00)	$0.31	$(0.16)	$(0.34)

NET INCOME (LOSS) PER SHARE, DILUTED	$1.73	$(0.00)	$0.29	$(0.16)	$(0.34)

Weighted average common shares outstanding, basic	103,093	100,271	98,975	95,878	84,582

Weighted average common shares outstanding, diluted	125,674	100,271	103,572	95,878	84,582

	December 31, (in thousands)
	2010	2009	2008	2007	2006
Consolidated balance sheet data:
Cash, cash equivalents and investments	$402,283	$470,526	$561,425	$585,594	$288,847
Total current assets	504,260	467,727	737,696	644,297	334,224
Total assets	1,262,623	917,163	906,695	815,279	463,436
Long-term liabilities, net of current portion	461,522	516,824	499,939	566,010	299,589
Total stockholders’ equity	717,257	322,185	276,675	187,726	117,802

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

	Three Months Ended (In thousands, except per share data, unaudited)
	March 31,	June 30,	September 30,	December 31,
2010:
Total revenue	$84,953	$91,950	$97,750	$101,614
Net income (loss)	1,151	(477)	217,334	(12,189)
Net income (loss) per share, basic	0.01	(0.00)	2.13	(0.11)
Net income (loss) per share, diluted	0.01	(0.01)	1.68	(0.11)

2009:
Total revenue	$73,980	$82,787	$80,807	$87,082
Net income (loss)	(13,152)	1,312	6,640	4,712
Net income (loss) per share, basic	(0.13)	0.01	0.07	0.05
Net income (loss) per share, diluted	(0.13)	0.01	0.07	0.05

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

Key components of our results of operations include the following (in millions):

	Years Ended December 31,
	2010	2009	2008
Total net product revenues	$369.7	$315.7	$251.9
Collaborative agreement revenues	0.7	2.4	38.9
Cost of sales	70.3	65.9	52.5
Research and development expense	147.3	115.1	93.3
Selling, general and administrative expense	151.7	124.3	106.6
Provision for (benefit from) income taxes	(227.3)	1.1	2.6
Net income (loss)	205.8	(0.5)	30.8
Stock-based compensation expense	37.5	34.5	25.3

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme, Kuvan, Firdapse and Aldurazyme.

Naglazyme received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for 2010 were $192.7 million, compared to $168.7 million and $132.7 million in 2009 and 2008, respectively.

Kuvan was granted marketing approval in the U.S. and EU in December 2007 and December 2008, respectively. Kuvan net product revenues for 2010 totaled $99.4 million, compared to $76.8 million and $46.7 million in 2009 and 2008, respectively.

In December 2009, the EMEA granted marketing approval for Firdapse. We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues in 2010 were $6.4 million. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and expect to initiate a Phase 3 clinical trial in the second quarter of 2011.

Aldurazyme, which was developed in collaboration with Genzyme, was approved in 2003 for marketing in the U.S., EU and subsequently other countries. Aldurazyme net product revenues for 2010 were $71.2 million, compared to $70.2 million and $72.5 million in 2009 and 2008, respectively.

We are conducting clinical trials on several investigational product candidates for the treatment of genetic diseases, including:

•	GALNS, an enzyme replacement therapy for the treatment of MPS IV A;

•	PEG-PAL, an enzyme substitution therapy for the treatment of phenylketonuria or PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder; and

•	BMN-673, an orally available PARP inhibitor for the treatment of patients with cancer.

We are conducting preclinical development of several other enzyme product candidates for genetic and other metabolic diseases, including BMN-111, a peptide therapeutic for the treatment of achondroplasia.

Cost of sales include raw materials, personnel and facility and distribution costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of Kuvan and Firdapse and third-party production costs related to vialing and packaging services for all products.

Research and development includes costs associated with the research and development of product candidates and post marketing commitments related to approved products. These costs primarily include preclinical and clinical studies, personnel and raw materials costs associated with manufacturing product candidates, quality control and assurance and regulatory costs.

Selling, general and administrative expense primarily includes expenses associate with the commercialization of approved products and general and administrative costs to support our operations. These expenses include: product marketing and sales operations personnel; corporate facility operating expenses and depreciation; and core corporate support functions including human resources, finance and legal, and other external corporate costs such as insurance, audit and legal fees.

Our cash, cash equivalents, short-term investments and long-term investments totaled $402.3 million as of December 31, 2010, compared to $470.5 million as of December 31, 2009. We have historically financed our operations primarily by the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/(loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for business combinations, contingent acquisition consideration payable, income taxes, long-lived assets, revenue recognition and inventory have the greatest impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Business Combinations

We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and in-process research and development (IPR&D). In connection with the purchase price allocations for acquisitions, we estimate the fair value of contingent consideration payments utilizing a probability-based income approach inclusive of an estimated discount rate.

Although we believe the assumptions and estimates made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired businesses and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets and any contingent consideration we have acquired or may acquire in the future include but are not limited to:

•	the feasibility and timing of achievement of development, regulatory and commercial milestones;

•	expected costs to develop the in-process research and development into commercially viable products; and

•	future expected cash flows from product sales.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Contingent Acquisition Consideration Payable

Each period we reassess the fair value of the contingent acquisition consideration payable associated with certain acquisitions and record increases in the fair value as contingent consideration expense and record decreases in the fair value as a reduction of contingent consideration expense. Increases or decreases in the fair value of the contingent acquisition consideration payable can result from changes in assumed probability adjustments with respect to regulatory approval, changes in the assumed timing of when milestones will be achieved and changes in assumed discount periods and rates. Significant judgment is employed in determining the appropriateness of these assumptions each period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described in the accounting for business combinations above can materially impact the amount of contingent consideration expense that we record in any given period.

Income Taxes

Our consolidated balance sheets reflect net deferred tax assets that primarily represent the tax benefit of net operating loss carryforwards and credits and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. Our evaluation considers historical earnings, estimated future taxable income and ongoing prudent and feasible tax planning strategies. Adjustments to the valuation allowance increase or decrease net income/(loss) in the period such adjustments are made. If our estimates require adjustments, it could have a significant impact on our consolidated financial statements.

We continually review the adequacy and necessity of the valuation allowance. If it is more likely than not that we would not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established. Changes in tax laws and rates could also affect recorded deferred tax assets in the future. Management is not aware of any such changes that would have a material effect on our consolidated financial statements.

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

The recoverability of long-lived assets, other than goodwill, indefinite-lived intangible assets and our long-term investments is measured by comparing the asset’s carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

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

We have recorded intangible assets, primarily related to IPR&D, and goodwill as part of our recognition and measurement of assets acquired and liabilities assumed in conjunction with our business combinations. Goodwill and intangible assets determined to be indefinite-lived assets are not amortized, but are required to be reviewed annually for impairment or more frequently if events and circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test of indefinite-lived intangible assets in the fourth quarter of each fiscal year and in between annual tests if we become aware of any events or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying values. As of December 31, 2010, we had $70.4 million of indefinite-lived assets related to IPR&D projects that we acquired from ZyStor, LEAD, and Huxley. We assess recoverability by determining whether the carrying value of IPR&D assets will be recovered through the undiscounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on management’s current estimates, we expect to recover the carrying value of the IPR&D assets.

At December 31, 2010, the net book value of our intangible assets whose lives are considered finite in nature was $33.3 million. These intangible assets are related to marketing rights in the U.S. and EU for Kuvan and EU for Firdapse which are being amortized over their estimated useful lives using the straight-line method. We review these intangible assets for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

As of December 31, 2010, we had goodwill of $53.4 million resulting from our business combinations. We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified only one reporting unit as per Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC Topic 350-20, Intangibles—Goodwill and Other. We perform our annual impairment review of goodwill during the fourth quarter and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. We performed our annual impairment test in the fourth quarter of 2010 and determined no impairment of goodwill existed as of December 31, 2010.

Revenue Recognition

We recognize revenue in accordance with FASB ASC Subtopics ASC 605-15, Revenue Recognition—Products and ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. Our revenues consist of net product revenues from commercial products, revenues from collaborative agreement with Merck Serono and other license and royalty revenues. Milestone payments are recognized in full when the related milestone performance goal is achieved and we have no future performance obligations related to that payment.

Net Product Revenues—We recognize net product revenue when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Product sales transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents. Amounts collected from customers and remitted to governmental authorities, which are primarily comprised of value-added taxes related to Naglazyme and Firdapse sales in foreign jurisdictions, are presented on a net basis in our consolidated statements of operations, in that taxes billed to customers are not included as a component of net product revenues.

We receive a 39.5% to 50% royalty on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in net product revenues in the consolidated statements of operations. We recognize a portion of this amount as product transfer revenue when product is released to Genzyme because all of our performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty rate when the product is sold by Genzyme. We record the Aldurazyme royalty revenue based on net sales information provided by Genzyme and records product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme and when the title and risk of loss for the product is transferred to Genzyme. As of December 31, 2010 and 2009, accounts receivable included $23.1 million and $20.3 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme.

We sell Naglazyme worldwide, Kuvan in the U.S. and Canada and Firdapse in the EU. In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. We also sell Kuvan to Merck Serono at a price near its manufacturing cost, and Merck Serono resells the product to end users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU is included as a component of net product revenues in the period earned and approximates 4%. Outside the U.S., Naglazyme and Firdapse are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. We record reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. Our reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each quarter and record any necessary adjustments to our reserves. We record fees paid to distributors as a reduction of revenue.

We record allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and our experience with returns. Because of the pricing of Naglazyme, Kuvan and Firdapse, the limited number of patients and the customers’ limited return rights, most Naglazyme, Kuvan and Firdapse customers and retailers carry a limited inventory. However, certain international customers, usually government entities, tend to purchase larger quantities of product less frequently. Although such buying patterns may result in revenue fluctuations from quarter to quarter, we have not experienced any increased product returns or risk of product returns. We rely on historical return rates to estimate returns for Aldurazyme, Naglazyme and Kuvan. Genzyme’s contractual return rights for Aldurazyme are limited to defective product. Our products are comparable in nature and sold to similar customers with limited return rights; therefore we rely on historical return rates for Aldurazyme, Naglazyme and Kuvan to estimate returns for Firdapse, which has a limited history of product returns. Based on these factors and the fact that we have not experienced significant product returns to date, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

The nature and amount of our current estimates of the applicable revenue dilution items that are currently applied to aggregate world-wide gross sales of Naglazyme, Kuvan and Firdapse to derive net sales are described in the table below.

Revenue Dilution Item	Percentage of Gross Sales	Description

Rebates	1.0-5.5%	Rebates payable to state Medicaid, other government programs and certain managed care providers

Distributor Fees	0.3-2.9%	Fees paid to authorized distributors

Cash Discounts	0.5-1.9%	Discounts offered to customers for prompt payment of accounts receivable

Total	1.8-10.3%

We maintain a policy to record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. As of December 31, 2010, we have experienced no significant bad debts and our allowance for doubtful accounts was insignificant.

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

Royalty and license revenues—Royalty and license revenues includes royalties on net sales of products with which we have no direct involvement and is recognized based on data reported by licensees or sublicensees. Royalties are recognized as earned in accordance with the contract terms when the royalty amount is fixed or determinable based on information received from the sublicensee and when collectibility is reasonably assured.

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

Manufacturing costs for product candidates are expensed as research and development expenses. We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory. When regulatory approval is obtained, we begin capitalizing inventory at the lower of cost or net realizable value. During 2010 we completed a significant expansion of our Novato, California manufacturing facility and commenced process qualification production activities related to FDA approval for Naglazyme production in the expanded facility. The value of the qualification lots was $14.8 million as of December 31, 2010, which was capitalized as inventory because the product is expected to be sold commercially. While we believe it is unlikely that the expanded facility will not be approved for Naglazyme production, should that occur, the value of the inventory will be expensed at that time.

Recent Accounting Pronouncements

See Note 3 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our consolidated results of operations and financial condition.

Results of Operations

Net Income (Loss)

Net income for the year ended December 31, 2010 was $205.8 million, compared to net loss of $0.5 million for the year ended December 31, 2009, representing a change of $206.3 million. The change in net income was primarily a result of the following (in millions):

Net loss for the year ended December 31, 2009	$(0.5)
Benefit from reversal of deferred tax asset valuation allowance	230.6
Increased gross profit from product sales	49.6
Decreased impairment loss on equity investments	5.8
Increased research and development expense	(32.2)
Increased selling, general and administrative expense	(27.4)
Debt conversion expense	(13.7)
Increased intangible asset amortization and contingent consideration expense	(3.5)
Other individually insignificant fluctuations	(2.9)

Net income for the year ended December 31, 2010	$205.8

In the third quarter of 2010, we determined that it is more likely than not that the majority of our deferred tax assets, including non operating loss carryforwards and tax credits, will be realized, resulting in the reversal of the valuation allowance and an income tax benefit of $223.1 million for the quarter. The increase in gross profit from product sales in 2010 as compared to 2009 is primarily a result of additional Naglazyme patients initiating therapy, additional Kuvan patients initiating therapy in the U.S., and the commercial launch of Firdapse in April 2010. The increase in research and development expense is primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense is primarily due to increased facility and employee related costs, continued international expansion of Naglazyme and the commercialization of Firdapse in Europe. The debt conversion expense was related to the early conversion of a portion of our convertible debt in November 2010. The increase in intangible asset amortization and contingent consideration is attributed to the amortization of the Firdapse EU marketing rights and the change in the fair values of contingent acquisition consideration payable to the former stockholders of Huxley, LEAD and ZyStor. See below for additional information related to the primary net income/(loss) fluctuations presented above, including details of our operating expense fluctuations.

Net loss for the year ended December 31, 2009 was $0.5 million compared to net income of $30.8 million for the year ended December 31, 2008, representing a change of $31.3 million. The change in net income was primarily a result of the following (in millions):

Net income for the year ended December 31, 2008	$30.8
Decreased Kuvan collaborative agreement revenue	(36.5)
Increased research and development expense	(21.8)
Increased selling, general and administrative expense	(17.7)
Decreased interest income	(11.3)
Increased gross profit from product sales	50.7
Gain on the sale of equity investments	1.6
Decreased interest expense	2.3
Other individually insignificant fluctuations	1.4

Net loss for the year ended December 31, 2009	$(0.5)

The decrease in Kuvan collaborative agreement revenue is attributed to our fulfillment of all performance obligations related to the 2005 up-front license payment of $25.0 million from Merck Serono in December 2008 and the absence of the $30.0 million Kuvan EMEA approval milestone earned in 2008. The increase in research and development expense in 2009 is primarily attributed to increases in development expense for our GALNS program for the treatment of MPS IV A, the $8.8 million of up-front costs associated with a product licensed from La Jolla, and increased stock-based compensation expense. The increase in selling, general and administrative expense is primarily due to increased facility and employee related costs and the continued international expansion of Naglazyme and commercialization of Kuvan in the U.S. The increase in gross profit from product sales in 2009 as compared to 2008 is primarily a result of additional Naglazyme patients initiating therapy outside the U.S. and additional Kuvan patients initiating therapy in the U.S. See below for additional information related to the primary net income/(loss) fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Naglazyme	$192.7	$168.7	$132.7	$24.0	$36.0
Kuvan	99.4	76.8	46.7	22.6	30.1
Aldurazyme	71.2	70.2	72.5	1.0	(2.3)
Firdapse	6.4	0	0	6.4	0

Total Net Product Revenues	$369.7	$315.7	$251.9	$54.0	$63.8

Net revenues and related gross profit attributed to our relationship with Genzyme were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Aldurazyme revenue reported by Genzyme	$166.8	$155.1	$151.3	$11.7	$3.8
Royalties due from Genzyme	$68.0	$61.8	$60.1	$6.2	$1.7
Incremental (previously recognized) Aldurazyme product transfer revenue	3.2	8.4	12.4	(5.2)	(4.0)

Total Aldurazyme net product revenues	$71.2	$70.2	$72.5	$1.0	$(2.3)

Gross profit	$53.4	$51.9	$52.2	$1.5	$(0.3)

2010 compared to 2009

Net product revenues for Naglazyme in 2010 totaled $192.7 million, of which $163.4 million was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was unfavorable by $1.7 million for 2010. Gross profit from Naglazyme sales in 2010 was $158.3 million representing gross margins of 82%. Gross profits from Naglazyme sales in 2009 were $134.0 million representing gross margins of approximately 79%. The slight increase in gross margins during 2010 as compared to 2009 is primarily due to the impact of improved manufacturing yields.

Net product revenue for Kuvan during 2010 was $99.4 million, compared to $76.8 million in 2009. Gross profit from Kuvan in 2010 was approximately $82.7 million, representing gross margins of approximately 83%, compared to 2009 when gross profit totaled $63.9 million, representing gross margins of approximately 83%. Cost of goods sold for all periods reflect royalties paid to third parties of 11%. During 2010, we earned $0.9 million in royalties from Merck Serono on net sales of $23.7 million. Royalties earned from Merck Serono during 2009 were $0.3 million on net sales of $6.9 million.

We launched Firdapse in Europe on a country by country basis in April 2010. Net product revenue for Firdapse during 2010 was $6.4 million. Gross profit from Firdapse was $5.0 million representing gross margins of 79%.

In 2010, Aldurazyme gross margins were 75%, compared to 74% in 2009. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in gross margins is attributed to a shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn a lower gross profit.

Total cost of sales in 2010 was $70.3 million, compared to $65.9 million in 2009. The increase in cost of sales in 2010 compared to 2009 is primarily attributed to the increase in Kuvan product sales and Firdapse product sales which commenced in April 2010.

2009 Compared to 2008

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

Collaborative Agreement Revenues

Collaborative agreement revenues were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Amortization of the $25.0 million up-front license payment from Merck Serono	$0	$0	$5.2
Reimbursable Kuvan development costs	0.7	2.4	3.7
Kuvan EMEA approval milestone from Merck Serono	0	0	30.0

Total	$0.7	$2.4	$38.9

Our performance obligations related to the initial $25.0 million up-front license payment from Merck Serono were completed in December 2008. Therefore, periods subsequent to December 31, 2008 do not include amortization amounts related to this payment. Contract research revenues are related to shared development costs that are incurred by us, of which approximately 50% is reimbursed by Merck Serono. As shared development spending increases or decreases, contract research revenues will also change proportionately. Reimbursable revenues are expected to increase if PEG-PAL successfully completes Phase 2 clinical trials and Merck Serono exercises its right to co-develop it. The related costs are included in research and development expenses.

Royalty and License Revenues

Royalty and license revenues were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Orapred product royalties	$4.7	$5.6	$3.8
6R-BH4 royalty revenues	1.2	1.0	1.9

Total	$5.9	$6.6	$5.7

Royalty and license revenues include Orapred product royalties, a product we acquired in 2004 and sublicensed in 2006, and 6R-BH4 royalty revenues for product sold in Japan. Additionally in 2008, 6R-BH4 royalty revenues include a $1.5 million milestone payment related to the Japanese approval of biopterin, which contains the same active ingredient as Kuvan, for the treatment of patients with PKU. There is no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

We receive a royalty of 10% to 30% on net sales of Orapred from Shionogi Inc. and a 15% royalty on net sales of 6R-BH4 from Daiichi Sankyo Co., LTD.

Research and Development

Research and development increased by $32.2 million to $147.3 million for the year ended December 31, 2010, from $115.1 million for the year ended December 31, 2009. The change in research and development was primarily a result of the following (in millions):

Research and development for the year ended December 31, 2009	$115.1
Increased GALNS for MPS IV A development expense	10.5
Increased BMN-673 development expenses	8.3
Increased development expenses related to commercial products	8.9
Increased PEG-PAL development expenses	5.3
Increased research and development expenses on early development stage programs	5.8
Increased BMN-701 development expenses	2.5
Absence of license payment related to collaboration with La Jolla Pharmaceutical Company	(8.8)
Decreased 6R-BH4 development expenses for indications other than PKU	(4.2)
Decreased prodrug development expense	(2.6)
Increased stock-based compensation expense	1.9
Increase in non-allocated research and development expenses and other net changes	4.6

Research and development for the year ended December 31, 2010	$147.3

The increase in GALNS and PEG-PAL development expense is attributed to increased clinical trial activities related to the product candidates. The increase in BMN-673 development expense relates to pre-clinical activities related to the product candidate acquired from LEAD during the first quarter of 2010. The increase in research and development expenses related to commercial products is primarily attributed to long-term Kuvan and Firdapse clinical activities related to post-approval regulatory commitments in the U.S. and EU, respectively. The increase in BMN-701 development expense relates to pre-clinical activities related to the product candidate acquired from ZyStor during the third quarter of 2010. During the first quarter of 2009, we paid La Jolla an up-front license fee for the rights to develop and commercialize La Jolla’s investigational drug, Riquent. We terminated the license agreement with La Jolla in 2009 and there will not be any additional development expense for Riquent. The decrease in 6R-BH4 development expense expenses for indications other than PKU is primarily due to a decline in clinical studies in 2010 compared to 2009. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increases in general research costs and research and development personnel costs that are not allocated to specific programs. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our products and spending on our GALNS, PEG-PAL, Firdapse, BMN-673 and BMN-701 programs and our other product candidates.

Research and development increased by $21.8 million to $115.1 million for the year ended December 31, 2009, from $93.3 million for the year ended December 31, 2008. The change in research and development for the year ended 2009 was primarily a result of the following (in millions):

Research and development for year ended December 31, 2008	$93.3
License payment related to collaboration with La Jolla Pharmaceutical Company	8.8
Increased GALNS for MPS IV A development expense	5.2
Increased stock-based compensation expense	3.3
Increased depreciation expense	2.1
Increased Duchenne muscular dystrophy program development expense	1.6
Decreased 6R-BH4 development expenses for indications other than PKU	(8.9)
Increased Prodrug development expenses	0.8
Increased development expenses related to commercial products	1.0
Increased research and development expenses on early development stage programs	0.2
Increase in non-allocated research and development expenses and other net changes	7.7

Research and development for the year ended December 31, 2009	$115.1

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

Selling, General and Administrative

Selling, general and administrative increased by $27.4 million to $151.7 million for the year ended December 31, 2010, from $124.3 million for the year ended December 31, 2009. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative for year ended December 31, 2009	$124.3
Increased Naglazyme sales and marketing expenses	6.2
Firdapse commercial expenses	5.5
Increased consulting expenses	3.0
Increased information technology expense	1.5
Increased legal and accounting expenses	1.1
Transaction costs related to the acquisition of ZyStor in the third quarter of 2010	1.8
Increased depreciation expense	1.5
Increased stock-based compensation expense	0.8
Decreased Kuvan commercialization expenses	(1.7)
Increased foreign exchange losses on un-hedged transactions	(0.3)
Net increase in corporate overhead and other administrative expenses	8.0

Selling, general and administrative for the year ended December 31, 2010	$151.7

The increase in Naglazyme sales and marketing expenses in 2010 is attributed to continued expansion of our international activities. We continue to incur spending related to the European commercialization of Firdapse, which launched in April 2010. Transactions costs related to the ZyStor acquisition consisted of legal and investment banker fees and transaction bonuses paid to former ZyStor employees and directors. The increase in corporate overhead and other administrative costs during the 2010 is primarily comprised of increased employee related costs, legal costs and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the European commercialization activities for Firdapse and the U.S. commercialization activities for Kuvan.

Selling, general and administrative expenses increased by $17.7 million to $124.3 million for the year ended December 31, 2009, from $106.6 million for the year ended December 31, 2008. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative for the year ended December 31, 2008	$106.6
Increased Naglazyme sales and marketing expenses	2.9
Increased Kuvan commercialization expenses	3.7
Increased stock-based compensation expense	3.4
Increased depreciation expense	2.3
Increased information technology expense	1.9
Increased foreign exchange gains on un-hedged transactions	(2.1)
Net increase in corporate overhead and other administrative expenses	5.6

Selling, general and administrative for the year ended December 31, 2009	$124.3

The increase in Naglazyme sales and marketing expenses in 2009 was attributed to continued expansion of our international activities. The increase in stock-based compensation expense for 2009 was the result of an increased number of outstanding stock options due to an increase in the number of employees. We incurred increased Kuvan commercialization expenses as a result of increased commercialization efforts in the U.S. and Canada. The increase in corporate overhead and other administrative costs during 2009 was primarily comprised of increased employee related costs.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration was comprised of the following (in millions):

	Years Ended December 31,
	2010	2009	2008
Amortization of Orapred intangible assets	$0	$2.9	$4.4
Amortization of Firdapse European marketing rights	2.4	0	0
Change in the fair value of the contingent acquisition consideration payable to the former ZyStor stockholders	(0.5)	0	0
Change in the fair value of the contingent acquisition consideration payable to the former LEAD stockholders	3.3	0	0
Change in the fair value of the contingent acquisition consideration payable to the former Huxley stockholders	1.2	0	0

Total	$6.4	$2.9	$4.4

Intangible asset amortization and contingent consideration during 2010 was comprised of the change in fair value of the contingent acquisition consideration payable to the former stockholders of ZyStor, LEAD and Huxley (See Notes 5, 6 and 7 of the accompanying consolidated financial statements for additional discussion) and the amortization of the European marketing rights for Firdapse. Amortization of intangible assets for 2009 and 2008 included seven and twelve months, respectively, of amortization expense related to the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including the Orapred developed and core technology.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property which are managed by the joint venture with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $3.0 million for 2010, compared to $2.6 million and $2.3 million for 2009 and 2008, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $4.1 million in 2010, compared to $5.1 million and $16.4 million in 2009 and 2008, respectively. The reduced interest income during 2010 and 2009 was due to lower market interest rates and decreased levels of cash and investments. We expect that interest income will decline during 2011 as compared to 2010 due to lower cash and investment balances and reduced interest yields.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt. Interest expense in 2010 was $10.3 million, compared to $14.1 million and $16.4 million in 2009 and 2008, respectively. Interest expense in 2009 and 2008 included imputed interest of $2.6 million and $4.4 million, respectively, related to the discounted acquisition obligation for the Ascent Pediatrics transaction. Imputed interest has not been incurred in periods subsequent to September 2009 as the discounted acquisition obligation was paid in full in June 2009.

In November 2010, we entered into separate agreements with nine of our existing holders of our 2.5% convertible senior subordinated notes due in 2013 (Notes) pursuant to which such holders converted $119.6 million in aggregate principal amount of the Notes to 7,213,379 shares of our common stock. In addition to issuing the requisite number of shares of our common stock pursuant to the Notes, we paid the holders future interest of approximately $7.2 million along with an aggregate of approximately $6.5 million related to varying cash premiums for agreeing to convert the Notes, which was recognized as debt conversion expense on our consolidated statement of operations for the year ended December 31, 2010. As a result, we expect interest expense to decrease in future periods.

Income Taxes

During 2010, we determined that it is more likely than not that the majority of our deferred tax assets, including net operating losses and tax credit carryforwards, will be realized. In making this determination, we analyzed our recent history of earnings, forecasts of future earnings and cumulative U.S. earnings for the last twelve quarters. The partial reversal of the valuation allowance in the U.S. resulted in an income tax benefit of $230.6 million on the consolidated statement of operations during 2010 and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 31, 2010. Our effective tax rate for 2010 was 19.8%, excluding the discrete adjustment to the valuation allowance of $223.1 million in the third quarter of 2010, consisting primarily of foreign, federal alternative minimum tax and state income taxes.

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily by the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Our financial condition as of December 31 for each of the years indicated was as follows (in millions):

	2010	2009	2010 v. 2009	2008	2009 v. 2008
Cash and cash equivalents	$88.1	$167.2	$(79.1)	$222.9	$(55.7)
Short-term investments	186.0	133.5	52.5	336.9	(203.4)
Long-term investments	128.2	169.8	(41.6)	1.6	168.2

Cash, cash equivalents and investments	$402.3	$470.5	$(68.2)	$561.4	$(90.9)

Current assets	$504.3	$467.7	$36.6	$737.7	$(270.0)
Current liabilities	83.8	78.2	(5.6)	130.1	51.9

Working capital	$420.5	$389.5	$31.0	$607.6	$(218.1)

Convertible debt	$377.5	$497.1	$(119.6)	$497.1	$0

Our cash flows for each of the years ended December 31 is summarized as follows (in millions):

	2010	2009	2010 v 2009	2008	2009 v 2008
Cash and cash equivalents at the beginning of the year	$167.2	$222.9	$(55.7)	$228.3	$(5.4)
Net cash provided by (used in) operating activities	18.7	87.7	(69.0)	(9.2)	96.9
Net cash (used in) investing activities	(101.3)	(79.7)	(21.6)	(19.0)	(60.7)
Net cash provided by (used in) financing activities	3.5	(63.8)	67.3	22.8	(86.6)

Cash and cash equivalents at the end of the year	$88.1	$167.1	$(79.0)	$222.9	$(55.8)
Short-term and long-term investment	314.2	303.4	10.8	338.5	(35.1)

Cash, cash equivalents and investments	$402.3	$470.5	$(68.2)	$561.4	$(90.9)

Net cash provided by operating activities was $18.7 million for the year ended December 31, 2010, compared to net cash provided of $87.7 million in 2009 and net cash used in operating activities of $9.2 million in 2008. Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash items and changes in our working capital balances. The decrease in net cash provided by operating activities for the year ended December 31, 2010, compared to 2009 was primarily due to $24.3 million higher net loss, after adjusting for the non-cash deferred income tax benefit of $230.6 million related to the Company’s reversal of a substantial portion of its deferred tax asset allowance, $34.2 decrease in other current assets resulting primarily from the $30.0 million milestone payment received in 2009 for the EMEA approval of Kuvan, and $25.5 million increase in inventory primarily related to the build-up of Naglazyme inventories concurrent with the validation process of our expanded production facility and planned inventory build. The increase in net cash provided by operating activities in 2009 compared to 2008 was due to $78.6 million from increased other current assets related the receipt of a $30.0 million receivable from Merck-Serono accrued in the prior year and a reduction in the Company’s restricted cash balances, and $18.1 million increased accounts receivable resulting from higher sales of Naglazyme and Kuvan and receivables from Genzyme for Aldurazyme product transfer and royalty revenues.

Net cash used in investing activities was $101.3 million for the year ended December 31, 2010, compared to net cash used of $79.7 million and $19.0 million in 2009 and 2008, respectively. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures, and cash paid for net assets acquired in business combinations. The increase in net cash used in investing activities for the year ended December 31, 2010 compared to 2009 was primarily due to $51.3 million net purchases of investment securities, $15.4 million related to business combinations in 2010 for LEAD and ZyStor, partially offset by $40.3 million lower capital expenditures as compared to 2009. The increase in net cash used in investing activities for 2009 compared to 2008 was due to $33.4 million in capital expenditures related to the Company’s expansion of the Novato, California facilities, $17.5 million related to the Company’s Huxley acquisition, and $16.7 million related to the distribution from BioMarin/Genzyme LLC received in 2008.

Net cash provided by financing activities was $3.5 million for the year ended December 31, 2010, compared to net cash used in financing activities of $63.8 million in 2009 and net cash provided by financing activities of $22.8 million in 2008. Our financing activities primarily include contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the Employee Stock Purchase Plan (ESPP) and stock option exercises. The increase in our net cash provided by financing activities for the year ended December 31, 2010 compared to 2009 was primarily due to the absence of the $73.6 million Orapred acquisition payment made in 2009, $22.2 million increased proceeds from ESPP and stock option exercises, partially offset by $14.9 million increased contingent acquisition payments and $14.1 million payment on our debt conversion.

On October 23, 2009, we acquired Huxley, which has rights to Firdapse for a total purchase price of $37.2 million, of which $15.0 million was paid in cash and $22.2 million is contingent acquisition consideration payable, of which $1.0 million was paid in the fourth quarter of 2009 and $6.5 million was paid in April 2010. In connection with the acquisition, we agreed to pay the Huxley stockholders additional consideration in future periods of up to $41.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and U.S. development milestones are met.

On February 10, 2010, we acquired LEAD, which has the key compound, LT-673 (now referred to as BMN-673), for a total purchase price of $39.1 million, of which $18.6 million was paid in cash and $20.5 million is contingent acquisition consideration payable. We paid $3.0 million of the $18.6 million in cash during December 2009. In connection with the acquisition, we agreed to pay the LEAD stockholders additional consideration in future periods of up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. In December 2010, the MRHA issued a notice of acceptance for BMN-673 triggering the payment of an $11.0 million regulatory milestone to the former LEAD stockholders.

On August 17, 2010, we acquired ZyStor, which had the compound now referred to as BMN-701, for a total purchase price of $35.9 million, of which $20.3 million was paid in cash, $2.0 million was held back and $15.6 million is contingent acquisition consideration payable. The purpose of the holdback of the purchase price is to satisfy any obligations of the former ZyStor stockholders to pay any indemnification claims to BioMarin and is expected to be released in August 2011. In connection with the acquisition, we agreed to pay ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

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

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 and for the period since inception (March 1997 for the portion not allocated to any major program) represent the following (in millions):

	Years Ended December 31,			Since Program Inception
	2010	2009	2008
Naglazyme	$9.7	$9.8	$9.6	$142.1
Kuvan	12.8	11.5	10.8	114.1
Firdapse	8.8	0.5	0	9.3
GALNS for MPS IV A	28.1	17.7	12.6	62.2
BMN-673	8.3	0	0	8.3
BMN-701	2.5	0	0	2.5
PEG-PAL	16.4	11.2	11.0	58.8
Not allocated to specific major current projects	60.7	64.4	49.3	357.9

Totals	$147.3	$115.1	$93.3	$755.2

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors included in this Annual Report on Form 10-K:

•

If we fail to maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;

•

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain

•

If we are unable to successfully develop manufacturing processes for our drug products to produce sufficient quantities at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;

•

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected; and

•

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of Naglazyme, Aldurazyme, Kuvan and Firdapse; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Borrowings and Contractual Obligations

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock.

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes). The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. There is a no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2013. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock. In November 2010, we entered into separate agreements with nine of our existing holders of our 2013 Notes pursuant to which such holders converted $119.6 million in aggregate principal amount of the 2013 Notes to 7,213,379 shares of our common stock. In addition to issuing the requisite number of shares of our common stock pursuant to the 2013 Notes, we paid the holders future interest of approximately $7.2 million along with an aggregate of approximately $6.5 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized as debt conversion expense on our consolidated statement of operations for the year ended December 31, 2010. Our $377.5 million of convertible debt as of December 31, 2010 will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayments of the debt.

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of December 31, 2010 is presented in the table below (in millions).

	Payments Due by Period
	2011	2012	2013 -2014	2015-2016	2017 and Thereafter	Total
Convertible debt and related interest	$7.4	$7.4	$65.2	$12.2	$326.8	$419.0
Operating leases	4.5	4.0	5.3	3.0	3.7	20.5
Research and development and purchase commitments	6.8	3.5	11.3	0	0	21.6

Total	$18.7	$14.9	$81.8	$15.2	$330.5	$461.1

We are also subject to contingent payments related to various development activities totaling approximately $341.2 million, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. By policy, we place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

As of December 31, 2010, our investment portfolio did not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at December 31, 2010, we believe that a 100 basis point decrease in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $6.4 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our consolidated statement of operations unless the investments are sold.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at December 31, 2010 (in millions):

	Carrying Value
Cash and cash equivalents	$88.1	*
Short-term investments	186.0	**
Long-term investments	128.2	***

Total	$402.3

*	41% of cash and cash equivalents invested in money market instruments and 59% in cash.
**	43% of short-term investments invested in corporate securities, 26% invested in U.S. government treasuries, 16% in certificates of deposit and 15% in commercial paper.
***	24% of long-term investments invested in U.S. government treasuries, 56% in corporate securities and 20% in certificates of deposit.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The carrying value of our convertible debt approximates its fair value at December 31, 2010.

Foreign Currency Exchange Rate Risk

We transact business in various foreign currencies, primarily in Euros and British Pounds. Accordingly, we are subject to exposure from movements in foreign currency exchange rates of these currencies from sales of our products in Europe. Our operating expenses in the United Kingdom and other European counties are in British Pounds and Euros, respectively. Both serve to mitigate a portion of the exposure related to the above-mentioned revenue in both markets.

We hedge a portion of our net position in assets and liabilities denominated in Euros and British Pounds using primarily forward foreign currency exchange contracts. We also hedge a percentage of our forecasted international revenue with forward foreign currency exchange contracts. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements.

We hedge a portion of our forecasted revenues denominated in currencies other than the U.S. dollar to help mitigate short-term exposure to fluctuations of the currency by entering into forward foreign currency exchange contracts. These contracts have maturities of less than 18 months.

Our hedging programs are expected to reduce, but do not entirely eliminate, the short-term impact of foreign currency exchange rate movements in operating expenses. As of December 31, 2010, we had forward foreign currency exchange contracts to sell approximately $69.8 million in Euros and $21.4 million in British Pounds. As of December 31, 2010, our outstanding forward foreign currency exchange contracts had a fair value of $3.1 million, of which $1.5 million was included in other current assets, and $1.6 million was included in accrued expenses.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The counterparties to these forward foreign currency exchange contracts are creditworthy multinational commercial banks, which minimizes the risk of counterparty nonperformance. We currently do not use financial instruments to hedge operating expenses denominated in local currencies in Europe. Instead, we believe that a natural hedge exists, in that local currency revenue substantially offsets the local currency operating expenses. We regularly review our hedging program and may, as part of this review, make changes to the program.

Based on our overall foreign currency exchange rate exposures at December 31, 2010, we expect that a near-term 10% fluctuation of the U.S. dollar exchange rate could result in the potential change in the fair value of our foreign currency sensitive assets and investments by approximately $4.1 million. We expect to enter into new transactions based in foreign currencies that could be impacted by changes in exchange rates.

At December 31, 2010, we had cash of approximately $13.6 million denominated in foreign currencies, which represented approximately 3% of the total investment portfolio. As a result, our investment portfolio is subject to limited amounts of foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-46 of this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2010. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2010 was effective.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate information regarding our directors, executive officers and corporate governance into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2011 annual meeting of stockholders.

Item 11. Executive Compensation

We incorporate information regarding executive compensation into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2011 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate information regarding security ownership of our beneficial owners, management and related stockholder matters into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2011 annual meeting of stockholders. We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section captioned “Equity Compensation Plans” in the proxy statement for our 2011 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate information regarding certain relationships, related transactions and director independence into this section by reference from the section captioned “Interest of Insiders in Material Transactions” in the proxy statement for our 2011 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Auditors” in the proxy statement for our 2011 annual meeting of stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

In accordance with Rule 3-09 of Regulation S-X, the comparative audited 2010 and 2009 and unaudited 2008 consolidated financial statements and accompanying notes of BioMarin/Genzyme LLC, which constituted a significant subsidiary in 2010 and 2009, are filed herewith as Exhibit 99.1 to this Annual Report on Form 10-K.

Exhibit Index

2.1	Asset Purchase Agreement dated as of April 20, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Securities and Exchange Commission (the Commission) on June 2, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.2	Securities Purchase Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.3	License Agreement dated as of May 18, 2004, by and among BioMarin Pharmaceutical Inc., Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., previously filed with the Commission on June 2, 2004 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

2.4	Settlement Agreement and Mutual Release dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.5	Amendment to Securities Purchase Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

2.6	Amendment to License Agreement dated January 12, 2005, by and among BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc., Medicis Pharmaceutical Corporation and Medicis Pediatrics, Inc. (f/k/a Ascent Pediatrics, Inc.), previously filed with the Commission on March 16, 2005 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the Commission on April 4, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3	Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on December 23, 2010 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of February 27, 2009, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on February 27, 2009 as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.4	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.5	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1†	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on October 19, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2†	Amended and Restated Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on May 12, 2009, previously filed with the Commission on July 31, 2009 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated by reference herein.

10.3†	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4†	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5†	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6†	Amendment to 1998 Director Plan as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7†	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8†	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9†	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006, previously filed with the Commission on August 3, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.10†	Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted on December 1, 2005 and as amended and restated on January 1, 2009, previously filed with the Commission on December 23, 2008 as Exhibit 10.8 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.11†	Amended and Restated Employment Agreement with Jean-Jacques Bienaimé dated January 1, 2009 previously filed with the Commission on December 23, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.12†	Amended and Restated Employment Agreement with Stephen Aselage dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.13†	Amended and Restated Employment Agreement with Robert A. Baffi dated January 1, 2009 previously filed with the Commission on December 23, 2008, as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.14†	Amended and Restated Employment Agreement with Emil D. Kakkis, M.D., Ph.D. dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.15†	Severance Agreement with Dr. Emil D. Kakkis, dated May 28, 2009, previously filed with the SEC on June 3, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.16†	Consulting Agreement between the Company and Dr. Emil D. Kakkis, dated July 1, 2009 previously filed with the SEC on June 3, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17†	Amended and Restated Employment Agreement with Jeffrey H. Cooper dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.18†	Amended and Restated Employment Agreement with G. Eric Davis dated January 1, 2009, previously filed with the Commission on December 23, 2005 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10. 19†	Amended and Restated Employment Agreement with Mark Wood dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20†	Employment Agreement with Henry Fuchs, dated March 18, 2009, previously filed with the Commission on March 23, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.21	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.22	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.23	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.24	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 21, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.25	Amended and Restated License Agreement between BioMarin Pharmaceutical Inc. and Women’s and Children’s Hospital dated February 7, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.26	Manufacturing, Marketing and Sales Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC previously filed with the Commission on February 27, 2008 as Exhibit 10.30 to the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Amended and Restated Collaboration Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC previously filed with the Commission on February 27, 2007 as Exhibit 10.31 to the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.28	Members Agreement dated as of January 1, 2008 by and among BioMarin Pharmaceutical Inc., Genzyme Corporation, BioMarin Genetics Inc., and BioMarin/Genzyme LLC previously filed with the Commission on February 27, 2007 as Exhibit 10.32 to the Company’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.29	Development and Commercialization Agreement dated as of January 4, 2009 by and between BioMarin CF Limited and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.30	Securities Purchase Agreement dated as of January 4, 2009 by and between BioMarin Pharmaceutical Inc. and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.31	Amendment No. 1 to the Development and Commercialization Agreement dated as of January 16, 2009 by and between BioMarin CF Limited and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.31 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.32	Amendment No. 1 to the Securities Purchase Agreement dated as of January 16, 2009 by and between BioMarin Pharmaceutical Inc. and La Jolla Pharmaceutical Company, previously filed with the Commission on February 27, 2009 as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.33†	Summary of Bonus Plan, previously filed with the Commission on February 27, 2009 as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.34	Stock Purchase Agreement by and between BioMarin Pharmaceutical Inc., Huxley Pharmaceuticals, Inc., and the stockholders of Huxley Pharmaceuticals, Inc., dated October 20, 2009, previously filed with the Commission on May 3, 2010 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.35	First Amendment to Stock Purchase Agreement executed on April 1, 2010, that amends that certain Stock Purchase Agreement, dated as of October 20, 2009 by and among BioMarin Pharmaceutical Inc. and Huxley Pharmaceuticals, Inc. and the stockholders of Huxley previously filed with the Commission on August 4, 2010 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.36	Securities Purchase Agreement dated August 17, 2010 by and among BioMarin Pharmaceutical Inc., ZyStor Therapeutics Inc., the holders of outstanding capital stock and rights to acquire capital stock of ZyStor Therapeutics Inc. and George G. Arida, as the representative of such holders, previously filed with the Commission on August 17, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated by reference herein. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.37	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan as adopted on adopted on May 12, 2010, incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14AQ, as filed with the Commission on March 26, 2010.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Accountants for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2010 and 2009, and for the three years ended December 31, 2010.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 24, 2011	By:	/s/ JEFFREY H. COOPER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEAN-JACQUES BIENAIMÉ Jean-Jacques Bienaimé	Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ JEFFREY H. COOPER Jeffrey H. Cooper	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

/s/ PIERRE LAPALME Pierre LaPalme	Chairman and Director	February 24, 2011

/s/ KENNETH BATE Kenneth Bate	Director	February 24, 2011

Michael G. Grey	Director

/s/ ELAINE HERON Elaine Heron	Director	February 24, 2011

/s/ V. BRYAN LAWLIS V. Bryan Lawlis	Director	February 24, 2011

/s/ ALAN J. LEWIS Alan J. Lewis	Director	February 24, 2011

/s/ RICHARD A. MEIER Richard A. Meier	Director	February 24, 2011

/s/ WILLIAM YOUNG William Young	Director	February 24, 2011

BIOMARIN PHARMACEUTICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited BioMarin Pharmaceutical Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Francisco, California

February 24, 2011

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands of U.S. dollars, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$88,079	$167,171
Short-term investments	186,033	133,506
Accounts receivable, net	86,576	73,540
Inventory	109,698	78,662
Other current assets	33,874	14,848

Total current assets	504,260	467,727
Investment in BioMarin/Genzyme LLC	1,082	441
Long-term investments	128,171	169,849
Property, plant and equipment, net	221,866	199,141
Intangible assets, net	103,648	40,977
Goodwill	53,364	23,722
Long-term deferred tax assets	236,017	0
Other assets	14,215	15,306

Total assets	$1,262,623	$917,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,632	$78,068
Deferred revenue	212	86

Total current liabilities	83,844	78,154
Convertible debt	377,521	497,083
Other long-term liabilities	84,001	19,741

Total liabilities	545,366	594,978

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2010 and 2009; 110,634,465 and 100,961,922 shares issued and outstanding at December 31, 2010 and 2009, respectively	111	101
Additional paid-in capital	1,090,188	899,950
Company common stock held by Nonqualified Deferred Compensation Plan	(1,965)	(1,715)
Accumulated other comprehensive income	188	933
Accumulated deficit	(371,265)	(577,084)

Total stockholders’ equity	717,257	322,185

Total liabilities and stockholders’ equity	$1,262,623	$917,163

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(In thousands of U.S. dollars, except per share amounts)

	2010	2009	2008
REVENUES:
Net product revenues	$369,701	$315,721	$251,851
Collaborative agreement revenues	682	2,379	38,907
Royalty and license revenues	5,884	6,556	5,735

Total revenues	376,267	324,656	296,493
OPERATING EXPENSES:
Cost of sales (excludes amortization of developed product technology)	70,285	65,909	52,509
Research and development	147,309	115,116	93,291
Selling, general and administrative	151,723	124,290	106,566
Intangible asset amortization and contingent consideration	6,406	2,914	4,371

Total operating expenses	375,723	308,229	256,737

INCOME FROM OPERATIONS	544	16,427	39,756
Equity in the loss of BioMarin/Genzyme LLC	(2,991)	(2,594)	(2,270)
Interest income	4,112	5,086	16,388
Interest expense	(10,329)	(14,090)	(16,394)
Debt conversion expense	(13,728)	0	0
Impairment loss on equity investments	0	(5,848)	(4,056)
Net gain from sale of investments	902	1,585	0

INCOME (LOSS) BEFORE INCOME TAXES	(21,490)	566	33,424
Provision for (benefit from) income taxes	(227,309)	1,054	2,593

NET INCOME (LOSS)	$205,819	$(488)	$30,831

NET INCOME (LOSS) PER SHARE, BASIC	$2.00	$(0.00)	$0.31

NET INCOME (LOSS) PER SHARE, DILUTED	$1.73	$(0.00)	$0.29

Weighted average common shares outstanding, basic	103,093	100,271	98,975

Weighted average common shares outstanding, diluted	125,674	100,271	103,572

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2010, 2009 and 2008

(In thousands of U.S. dollars and in thousands of share amounts)

	Common stock		Additional Paid-in Capital	Company Common Stock held by Nonqualified Deferred Compensation Plan	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2008	97,114	$97	$794,917	$0	$139	$(607,427)	$187,726
Comprehensive income:
Net income	0	0	0	0	0	30,831	30,831
Fair market value adjustments of available-for-sale investments	0	0	0	0	1,201	0	1,201
Unrealized loss on foreign exchange forward contracts, net of taxes	0	0	0	0	(212)	0	(212)
Foreign currency translation adjustment	0	0	0	0	(22)	0	(22)

Comprehensive income	0	0	0	0	0	0	31,798
Issuance of common stock under ESPP	209	0	2,634	0	0	0	2,634
Exercise of common stock options	2,489	3	25,813	0	0	0	25,816
Excess tax benefit from stock option exercises	0	0	960	0	0	0	960
Restricted stock vested during the period	39	0	0	0	0	0	0
Common stock held by Nonqualified Deferred Compensation Plan	0	0	0	(882)	0	0	(882)
Conversion of convertible notes	17	0	288	0	0	0	288
Stock-based compensation	0	0	28,335	0	0	0	28,335

Balance at December 31, 2008	99,868	$100	$852,947	$(882)	$1,106	$(576,596)	$276,675

Comprehensive (loss):
Net loss	0	0	0	0	0	(488)	(488)
Fair market value adjustments of available-for-sale investments	0	0	0	0	299	0	299
Unrealized loss on foreign exchange forward contracts, net of taxes	0	0	0	0	(477)	0	(477)
Foreign currency translation adjustment	0	0	0	0	5	0	5

Comprehensive loss	0	0	0	0	0	0	(661)
Issuance of common stock under ESPP	287	0	3,230	0	0	0	3,230
Exercise of common stock options	730	1	7,655	0	0	0	7,656
Excess tax benefit from stock option exercises	0	0	113	0	0	0	113
Restricted stock vested during the period	77	0	0	0	0	0	0
Common stock held by Nonqualified Deferred Compensation Plan	0	0	0	(833)	0	0	(833)
Stock-based compensation	0	0	36,005	0	0	0	36,005

Balance at December 31, 2009	100,962	$101	$899,950	$(1,715)	$933	$(577,084)	$322,185

Comprehensive income:
Net income	0	0	0	0	0	205,819	205,819
Fair market value adjustments of available-for-sale investments	0	0	0	0	(902)	0	(902)
Unrealized loss on foreign exchange forward contracts, net of taxes	0	0	0	0	158	0	158
Foreign currency translation adjustment	0	0	0	0	(1)	0	(1)

Comprehensive income	0	0	0	0	0	0	205,074
Issuance of common stock under ESPP	317	0	3,777	0	0	0	3,777
Exercise of common stock options	2,040	2	29,461	0	0	0	29,463
Excess tax benefit from stock option exercises	0	0	541	0	0	0	541
Conversion of convertible notes	7,213	8	118,234	0	0	0	118,242
Restricted stock vested during the period	102	0	(137)	0	0	0	(137)
Common stock held by Nonqualified Deferred Compensation Plan	0	0	0	(250)	0	0	(250)
Stock-based compensation	0	0	38,362	0	0	0	38,362

Balance at December 31, 2010	110,634	$111	$1,090,188	$(1,965)	$188	$(371,265)	$717,257

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(In thousands of U.S. dollars)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$205,819	$(488)	$30,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,737	20,975	17,617
Amortization of discount (premium) on investments	4,453	1,443	(6,487)
Imputed interest on acquisition obligation	0	2,577	4,378
Equity in the loss of BioMarin/Genzyme LLC	2,991	2,594	2,270
Stock-based compensation	38,362	36,005	28,335
Impairment loss on equity investments	0	5,848	4,056
Deferred income taxes	(230,577)	0	0
Net gain from sale of investments	(902)	(1,585)	0
Unrealized foreign exchange (gain) loss on forward contracts	(4,220)	602	(228)
Changes in the fair value of contingent acquisition consideration payable	3,989	0	0
Excess tax benefit from stock option exercises	(541)	(113)	(960)
Debt conversion expense	13,728	0	0
Changes in operating assets and liabilities:
Accounts receivable, net	(13,036)	(19,242)	(37,322)
Inventory	(31,036)	(5,500)	(13,938)
Other current assets	3,239	37,415	(41,143)
Other assets	(5,326)	(1,286)	925
Accounts payable and accrued liabilities	2,039	8,021	7,433
Other long-term liabilities	1,900	687	78
Deferred revenue	127	(221)	(5,020)

Net cash provided by (used in) operating activities	18,746	87,732	(9,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(49,461)	(89,801)	(56,368)
Maturities and sales of investments	206,361	475,312	761,178
Purchase of available-for-sale investments	(221,659)	(439,299)	(733,131)
Business acquisitions, net of cash acquired	(32,950)	(17,517)	0
Investments in BioMarin/Genzyme LLC	(3,633)	(2,120)	(1,750)
Distributions from BioMarin/Genzyme LLC	0	0	16,683
Investment in equity securities	0	(6,250)	(5,689)

Net cash used in investing activities	(101,342)	(79,675)	(19,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan (ESPP) and exercise of stock options	33,103	10,886	28,443
Excess tax benefit from stock option exercises	541	113	960
Repayment of acquisition obligation	0	(73,600)	(6,500)
Net payment on debt conversion	(14,084)	0	0
Payment of contingent acquisition payable	(15,861)	(1,000)	0
Repayment of capital lease obligations	(195)	(185)	(94)

Net cash provided by (used in) financing activities	3,504	(63,786)	22,809

NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,092)	(55,729)	(5,443)

Cash and cash equivalents:
Beginning of year	$167,171	$222,900	$228,343

End of year	$88,079	$167,171	$222,900

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$10,077	$9,700	$10,401
Cash paid for income taxes	3,581	2,824	1,277
Stock-based compensation capitalized into inventory	5,139	5,423	4,612
Depreciation capitalized into inventory	7,534	4,432	2,782

SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Changes in accrued liabilities related to fixed assets	$(4,957)	$185	$4,462
Conversion of convertible debt	119,562	0	292
Distribution of inventory from the joint venture restructure	0	0	26,780
Equipment acquired through capital lease obligations	1,313	0	546
Deferred offering costs reclassified into additional paid-in capital as a result of conversion of convertible debt	1,321	0	9
Common stock transferred into the Nonqualified Deferred Compensation Plan	(250)	(833)	(882)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin), a Delaware Corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Through December 31, 2010, the Company had accumulated losses of approximately $371.3 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at December 31, 2010 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enter into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Cash and Cash Equivalents

The Company treats liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each balance sheet date. All of the Company’s securities are classified as either held-to-maturity or available-for-sale and reported in short-term investments or long-term investments. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income or loss, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are comprised of corporate securities, commercial paper, U.S. federal government agency securities, equity securities and certificates of deposit. As of December 31, 2010, the Company had no held-to-maturity investments.

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

The Company considers regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development expenses. When regulatory approval is obtained, the Company begins capitalizing inventory at the lower of cost or net realizable value.

Investment in BioMarin/Genzyme LLC and Equity in the Loss of BioMarin/Genzyme LLC

Effective January 1, 2008, the Company restructured its relationship with Genzyme Corporation (Genzyme) (see Note 25 for further information). The Company accounts for its remaining investment in the joint venture between the Company and Genzyme (BioMarin/Genzyme LLC) using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and a reduction in its investment for its 50% share of any losses of the joint venture or disbursements of profits from the joint venture. Equity in the loss of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss for the period. The investment in BioMarin/Genzyme LLC includes the Company’s share of the net equity of the joint venture.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 was subsequently codified in December 2009 as Accounting Standards Update (ASU) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17), which is effective the first annual reporting period after November 15, 2009 and was effective for the Company in 2010. ASU 2009-17 amends Accounting Standards Codification (ASC) Topic 810 to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

for variable interests. In accordance with the new guidance the Company is required to reassess its previous assertion that BioMarin was not the primary beneficiary of BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity’s economic performance is the primary beneficiary. The Company has concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance is shared equally between Genzyme and BioMarin through Genzyme’s commercialization rights and BioMarin’s manufacturing rights.

Property, Plant and Equipment

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred.

Leasehold improvements	Shorter of life of asset or lease term
Building and improvements	20 years
Manufacturing and laboratory equipment	5 to 15 years
Computer hardware and software	3 to 5 years
Office furniture and equipment	5 years
Vehicles	5 years
Land	Not applicable
Construction-in-progress	Not applicable

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

Impairment of Long-Lived Assets

The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but subject to an annual impairment analysis. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis.

The Company performs its annual impairment review of goodwill and indefinite lived intangibles during the fourth quarter and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, the Company assess whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision making purposes. These lower levels are referred to as reporting units. As of December 31, 2010, the Company has only one reporting unit.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The recoverability of the carrying value of the Company’s buildings, leasehold improvements for its facilities and equipment depends on the successful execution of the Company’s business initiatives and its ability to earn sufficient returns on approved products and product candidates. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its fixed assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Subtopics ASC 605-15, Revenue Recognition—Products and ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. The Company’s revenues consist of net product revenues from its commercial products, revenues from its collaborative agreement with Merck Serono and other license and royalty revenues. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

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

The Company sells Naglazyme worldwide, Kuvan in the U.S. and Canada and Firdapse in the EU. In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. The Company also sells Kuvan to Merck Serono at a price near its manufacturing cost, and Merck Serono resells the product to end users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU is included as a component of net product revenues in the period earned and approximates 4% of Merck Serono’s world-wide sales. Outside the U.S., Naglazyme and Firdapse are sold to the Company’s authorized distributors or directly to government purchasers or hospitals, which act as the end-users. The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. The Company’s reserve calculations require

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each quarter and records any necessary adjustments to its reserves. The Company records fees paid to distributors as a reduction of revenue.

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and the Company’s experience with returns. Because of the pricing of Naglazyme, Kuvan and Firdapse, the limited number of patients and the customers’ limited return rights, most Naglazyme, Kuvan and Firdapse customers and retailers carry a limited inventory.

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

The Company maintains a policy to record allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2010 and, 2009, the Company had not experienced any significant bad debts and the recorded allowance for doubtful accounts was insignificant.

Collaborative Agreement Revenues—Collaborative agreement revenues include both license revenue and contract research revenue. Nonrefundable up-front license fees where the Company has continuing involvement through research and development collaboration are initially deferred and recognized as collaborative agreement license revenue over the estimated period for which the Company continues to have a performance obligation. Nonrefundable amounts received for shared development costs are recognized as revenue in the period in which the related expenses are incurred.

Royalty and License Revenues—Royalty revenues includes royalties on net sales of products with which the Company has no direct involvement and is recognized based on data reported by licensees or sublicensees. Royalties are recognized as earned in accordance with the contract terms at the time the royalty amount is fixed or determinable based on information received from the sublicensee and at the time collectibility is reasonably assured.

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

Research and Development

Research and development expenses include expenses associated with contract research and development provided by third parties, product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal research and development costs. In instances where the Company enters into agreements with third

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

parties for research and development activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed unless there is an alternative future use of the funds in other research and development projects. Amounts due under such arrangements may be either fixed fee or fee for service and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables. The Company accrues costs for clinical trial activities based upon the services received and estimates of related expenses incurred that have yet to be invoiced by the vendors that perform the activities.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

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

If factors change and different assumptions are employed in determining the fair value of stock-based awards, the stock-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 18 for further information).

Nonqualified Deferred Compensation Plan

The Company’s Nonqualified Deferred Compensation Plan (the Deferred Compensation Plan) allows eligible employees, including members of the Company’s Board of Directors (the Board), management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, to make voluntary deferrals of compensation to specified dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company is not allowed to make additional direct contributions to the Deferred Compensation Plan on behalf of the participants without further action by the Board.

All of the investments held in the Deferred Compensation Plan are classified as trading securities and recorded at fair value with changes in the investments’ fair values recognized in earnings in the period they occur. Restricted stock issued and held by the Deferred Compensation Plan is accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the Deferred Compensation Plan. The restricted stock issued into the Deferred Compensation Plan is recorded in equity and changes in the fair value of the corresponding liability are recognized in earnings as

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

incurred. The corresponding liability for the Deferred Compensation Plan is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement basis of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not of being sustained if challenged. Each quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

The Company uses financial projections to support its net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company will reassess the ability to realize the deferred tax benefits. If it is more likely than not that the Company would not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which will result in a charge to tax expense.

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

Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments for assets and liabilities for which the value is practicable to estimate. The carrying amounts of all cash equivalents, short-term and long-term investments and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows. The fair value of trade accounts receivables, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

Business Combinations

The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and in-process research and development (IPR&D). In connection with the purchase price allocations for acquisitions, the Company estimates the fair value of contingent payments utilizing a probability-based income approach inclusive of an estimated discount rate.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Contingent Acquisition Consideration Payable

The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Contingent acquisition consideration payable is included in accounts payable and accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Changes in the fair value of the contingent acquisition consideration payable are determined each period end and recorded in the intangible asset amortization and contingent consideration on the consolidated statements of operations.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains (losses) on foreign currency hedges and changes in the Company’s cumulative foreign currency translation account.

Reclassifications and Adjustments

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605), (ASU 2010-17), which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010 with early adoption permitted. ASU 2010-17 is effective for the Company on January 1, 2011. The adoption of ASU 2010-17 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (ASU 2010-6), which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. The adoption of ASU 2010-6 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, which for the Company will be January 1, 2011, with early application permitted. The adoption of ASU 2009-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at December 31, 2010 and 2009. The principal amounts of short-term and long-term investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date For the Years Ending December 31,				Unrealized Gain (Loss)	Aggregate Fair Value at December 31, 2010
	2011	2012	2013	Total Book Value
Certificates of deposit	$29,844	$22,748	$3,093	$55,685	$8	$55,693
Corporate securities	80,062	63,046	8,809	151,917	598	152,515
Commercial paper	27,439	0	0	27,439	18	27,457
U.S. Government agency securities	48,480	28,021	2,000	78,501	38	78,539

Total	$185,825	$113,815	$13,902	$313,542	$662	$314,204

	Contractual Maturity Date For the Years Ending December 31,				Unrealized Gain (Loss)	Aggregate Fair Value at December 31, 2009
	2010	2011	2012	Total Book Value
Certificates of deposit	$30,924	$18,833	$0	$49,757	$(120)	$49,637
Corporate securities	57,973	64,735	38,096	160,804	461	161,265
Commercial paper	7,981	0	0	7,981	12	7,993
Equity securities	701	0	0	701	1,052	1,753
U.S. Government agency securities	34,861	47,724	0	82,585	122	82,707

Total	$132,440	$131,292	$38,096	$301,828	$1,527	$303,355

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of December 31, 2010. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses were as follows:

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$13,283	$(21)	$1,678	$(1)	$14,961	$(22)
Corporate securities	19,606	(7)	18,437	(68)	38,043	(75)
Commercial paper	7,486	(1)	0	0	7,486	(1)
U.S. Government agency securities	0	0	16,463	(33)	16,463	(33)

Total	$40,375	$(29)	$36,578	$(102)	$76,953	$(131)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at December 31, 2009
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$23,744	$(55)	$14,358	$(69)	$38,102	$(124)
Corporate securities	12,265	(16)	45,488	(186)	57,753	(202)
U.S. Government agency securities	5,325	(1)	20,010	(93)	25,335	(94)

Total	$41,334	$(72)	$79,856	$(348)	$121,190	$(420)

(5) ACQUISITION OF ZYSTOR THERAPEUTICS, INC.

On August 17, 2010, the Company acquired all of the capital stock of ZyStor Therapeutics, Inc. (ZyStor), a privately held biotechnology company, pursuant to a securities purchase agreement dated August 17, 2010 between the Company, ZyStor, the holders of outstanding capital stock and rights to acquire capital stock of ZyStor and the representative of such holders. ZyStor engaged in developing enzyme replacement therapies for the treatment of lysosomal storage disorders. ZyStor’s lead product candidate, ZC-701, now referred to as BMN-701, a novel fusion of insulin-like growth factor 2 and alpha glucosidase in development for the treatment of Pompe disease.

In connection with its acquisition of ZyStor, the Company paid $20.3 million, net of transaction costs, upfront for all of the outstanding common stock of ZyStor. Additionally at the closing, the Company held back $2.0 million of the purchase price as indemnification against possible claims to pay any unidentified obligations of the former ZyStor stockholders. The Company also agreed to pay ZyStor stockholders additional consideration in future periods up to $93.0 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and development milestones are met. The fair value of the contingent acquisition consideration payments on the acquisition date was $15.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions included a discount rate of 5.6% and various probability factors. As of December 31, 2010, the range of outcomes and assumptions used to develop these estimates have not changed (see Note 16 for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table presents the allocation of the purchase consideration, including the contingent acquisition consideration payable, based on fair value:

Upfront cash payments	$20,250
Present value of cash held back at closing	1,890
Contingent acquisition consideration payable	15,560
Transaction costs included in Selling, General & Administrative (SG&A) expense	(1,751)

Total consideration	$35,949

Cash and cash equivalents	$13
Other current assets	14
Property, plant and equipment	54
Acquired deferred tax assets	7,600
Intangible assets—In Process Research & Development (IPR&D)	27,600

Total identifiable assets acquired	$35,281

Accounts payable and accrued expenses	(1,644)
Deferred tax liability	(10,692)

Total liabilities assumed	$(12,336)
Net identifiable assets acquired	22,945
Goodwill	13,004

Net assets acquired	$35,949

A substantial portion of the assets acquired consisted of intangible assets related to ZyStor’s lead product candidate ZC-701. The Company determined that the estimated acquisition-date fair values of the intangible assets related to the lead product candidate were $25.0 million. See Note 11 for further discussion related to intangible assets.

The $7.6 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss and tax credit carryforwards. The $10.7 million of deferred tax liabilities relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $2.3 million, which represents the amount of goodwill resulting from the acquisition. The Company believes that the goodwill primarily represents the synergies and economies of scale expected from combining the Company’s operations with those of ZyStor. None of the goodwill is expected to be deductible for income tax purposes. The Company recorded the goodwill in the Company’s consolidated balance sheet as of the acquisition date.

The Company recognized $1.8 million of acquisition-related transaction costs in selling, general and administrative expenses during 2010, which consisted primarily of investment banker fees, legal fees and transaction bonuses to former ZyStor employees and directors related to the acquisition.

The results of operations of ZyStor since August 17, 2010 have been included in the Company’s consolidated statements of operations. This includes net loss from operations of $3.9 million in 2010.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and ZyStor as if the acquisition had occurred as of January 1, 2008. The unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed as of January 1, 2008. In addition, the unaudited pro forma consolidated financial information does not attempt to project the future results of operations of the Company combined with ZyStor.

Unaudited Pro Forma Consolidated Information:	Years Ended December 31,
	2010	2009	2008
Revenue	$376,267	$324,656	$296,493
Net income (loss)	$205,820	$(6,722)	$22,214

Net income (loss) per share, basic	$2.00	$(0.07)	$0.22
Net income (loss) per share, diluted	$1.73	$(0.07)	$0.21

Weighted average common shares outstanding, basic	103,093	100,271	98,975
Weighted average common shares outstanding, diluted	125,674	100,271	103,572

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

In connection with its acquisition of LEAD, the Company paid $18.6 million in cash for all of the outstanding common stock of LEAD. The Company also agreed to pay the LEAD stockholders additional consideration in future periods up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. The fair value of the contingent acquisition consideration payments was $20.5 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions included a discount rate of 6.4% and various probability factors. As December 31, 2010, the range of outcomes and assumptions used to develop these estimates have not significantly changed (see Note 16 for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). In December 2010, the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom completed its review of the Company’s Clinical Trial Application and issued a notice of acceptance for BMN-673 resulting in a payment of a regulatory milestone of $11.0 million to the former stockholders.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table presents the allocation of the purchase consideration, including the contingent acquisition consideration payable, based on fair value:

Cash and cash equivalents	$1,187
Prepaid expenses	40
Property, plant and equipment	26
Acquired deferred tax assets	7,788
Intangible assets—IPR&D	36,089

Total identifiable assets acquired	$45,130

Accounts payable and accrued expenses	(891)
Deferred tax liability	(13,981)
Valuation allowance for acquired deferred tax assets	(7,788)

Total liabilities assumed	$(22,660)

Net identifiable assets acquired	22,470
Goodwill	16,638

Net assets acquired	$39,108

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

See Note 11 for further discussion of the acquired intangible assets.

(7) ACQUISITION OF HUXLEY PHARMACEUTICALS, INC.

On October 23, 2009, the Company acquired Huxley Pharmaceuticals, Inc. (Huxley), which had rights to a proprietary form of 3,4-diaminopyridine (3,4-DAP), amifampridine phosphate, which the Company has branded Firdapse, for the rare autoimmune disease Lambert Eaton Myasthenic Syndrome (LEMS) for a total purchase price of $37.2 million. As a result of the acquisition, the Company was the first to market an approved treatment for LEMS in Europe. The Company launched Firdapse on a country by county basis in the EU in April 2010.

In connection with its acquisition of Huxley, the Company paid $15.0 million upfront for all of the outstanding common stock of Huxley. The Company has also agreed to pay the Huxley stockholders additional consideration in future periods up to $42.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and development milestones are met. The fair value of the contingent acquisition consideration payments on the acquisition date was $22.2 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate of 6.3% and various probability factors. As of December 31, 2010, the range of outcomes and assumptions used to develop these estimates have not significantly changed (see Note 16 for additional discussion regarding fair value

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

measurements of the contingent acquisition payable). In November 2009, the U.S. Food and Drug Administration (FDA) granted Firdapse U.S. orphan status, resulting in a payment of $1.0 million to the former Huxley stockholders. In December 2009, the European Medicines Agency (EMEA) granted marketing approval for Firdapse, which resulted in a payment of $6.5 million in the second quarter of 2010 to the former Huxley stockholders.

The following table presents the allocation of the purchase consideration, including the contingent acquisition consideration payable, based on fair value:

Cash and cash equivalents	$483
Intangible assets—IPR&D	36,933
Other assets	179

Total identifiable assets	$37,595

Accounts payable and accrued expenses	(387)
Deferred tax liability	(2,460)

Total liabilities assumed	(2,847)

Net identifiable assets acquired	$34,748
Goodwill	2,460

Net assets acquired	$37,208

The deferred tax liability relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes. The $2.5 million of goodwill represents the assets recognized in connection with the deferred tax liability and did not result from excess purchase price. In April 2010, the Company and the former Huxley stockholders executed an amendment to the acquisition agreement, which resulted in a $1.0 million reduction to certain future milestone payments.

Huxley’s results of operations prior to and since the acquisition date were insignificant compared to the Company’s consolidated financial statements.

See Note 11 for further discussion of the acquired intangible assets.

(8) INVESTMENT IN SUMMIT CORPORATION PLC

In July 2008, the Company entered into an exclusive worldwide licensing agreement with Summit Corporation plc (Summit) related to Summit’s preclinical drug candidate SMT C1100 and follow-on molecules (2008 Summit License), which were being developed for the treatment of Duchenne muscular dystrophy. The Company paid Summit $7.1 million for an equity investment in Summit shares and licensing rights to SMT C1100. The initial equity investment represented the acquisition of approximately 5.1 million Summit shares with a fair value at the time of acquisition of $5.7 million, based on public market quotes. The Company’s investment in Summit represented less than 10% of Summit’s outstanding shares.

In March 2009, the Company entered into an asset purchase agreement with Summit. Pursuant to the terms of the asset purchase agreement, the Company purchased certain of Summit’s assets which included the rights, title to and interest in Summit’s preclinical drug candidate SMT C1100, thus terminating the 2008 Summit License. These assets were acquired by issuing a secured promissory note and assuming $56,000 in related

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

liabilities. The promissory note was secured by all of the assets acquired from Summit. The value of the assumed liabilities was expensed in the first quarter of 2009, as the asset acquired does not have an alternative use. Under the secured promissory note, the Company was obligated to make up to $50.0 million in future development and regulatory milestone payments contingent on achieving certain development and regulatory milestones, as well as tiered royalties based on future net sales. In September 2010, following the Company’s termination of the SMT C1100 program, the Company returned all of the assets to Summit in exchange for terminating the promissory note and nominal additional consideration.

The Company accounted for the Summit shares, which are traded on the London Stock Exchange, as an available-for-sale investment, with changes in the fair value reported as a component of accumulated other comprehensive income/loss, exclusive of other-than-temporary impairment losses, if any. Losses determined to be other-than-temporary were reported in earnings in the period in which the impairment occurs.

As of December 31, 2010, the Company has recognized cumulative impairment charges of $5.5 million for the decline in the investment’s value determined to be other-than-temporary. The impairment charges are comprised of $1.4 million and $4.1 million recognized in March 2009 and December 2008, respectively. The determination that the decline was other-than-temporary is, in part, subjective and influenced by several factors, including: the length of time and the extent to which the market value had been less than the value on the date of purchase, Summit’s financial condition and near-term prospects, including any events that may influence its operations, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in market value. In October 2010, the Company sold its 5.1 million shares of Summit common stock on the open market for 0.0225 British Pounds per share. In connection with the sale of the Summit common stock, the loss recognized by the Company as a result of the sale of its investment in Summit was insignificant.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

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

(10) GOODWILL

The following table represents the changes in goodwill for the year ended December 31, 2010:

Balance at December 31, 2009	$23,722
Goodwill related to the acquisition of ZyStor (See Note 5)	13,004
Goodwill related to the acquisition of LEAD (See Note 6)	16,638

Balance at December 31, 2010	$53,364

The $13.0 million of ZyStor goodwill represents $10.7 million of goodwill recognized in connection with the deferred tax liability associated with the indefinite-lived intangible assets acquired and $2.3 million of excess purchase price. See Note 5 for additional discussion.

The $16.6 million of LEAD goodwill represents $14.0 million of goodwill recognized in connection with the deferred tax liability associated with the indefinite-lived intangible assets acquired and $2.6 million of excess purchase price. See Note 6 for additional discussion.

Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. The Company performed its annual impairment test in the fourth quarter of 2010 and did not identify any impairments.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(11) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2010	2009
Intangible assets:
Finite-lived intangible assets	$37,242	$5,016
Indefinite-lived intangible assets	70,396	36,933

Gross intangible assets:	107,638	41,949
Less: Accumulated amortization	(3,990)	(972)

Net carrying value	$103,648	$40,977

Finite-Lived Intangible Assets

The following table summarizes the annual amortization of the finite-lived intangible assets through 2018:

	Net Balance at December 31, 2010	Estimated Useful Life	Remaining Life	Annual Amortization
European Union (EU) marketing rights for Firdapse	$29,809	10 years	9.2 years	$3,223
License payment for Kuvan FDA Approval	1,676	7 years	4.4 years	384
License payment for Kuvan EMEA Approval	1,767	10 years	7.6 years	233

Total	$33,252			$3,840

The Firdapse intangible assets consist of the Firdapse product technology acquired as part of the Huxley acquisition in the fourth quarter of 2009. As of December 31, 2009, the gross and net carrying value of the Firdapse product technology was comprised of $30.2 million and $6.7 million related to marketing rights in Europe and the U.S., respectively, which were both in-process research and development assets with indefinite lives as of the purchase date. Subsequently, in December 2009, the EMEA granted marketing approval for Firdapse in the EU. As a result, the Company assigned a useful life of 10 years to the European product technology, which corresponds to the period of market exclusivity conferred through the orphan drug protection. The EMEA did not enable the commercial launch of Firdapse until April 2010, at which time the Company began amortizing the European product technology at an annual rate of $3.2 million. As a result of the EMEA approval of Firdapse, the Company made license payments of $2.0 million to a third party in 2010 increasing the gross value of the European marketing rights for Firdapse by $2.0 million.

The Kuvan intangible assets relate to license payments made to third parties as a result of the FDA approval of Kuvan in December 2007 and the EMEA approval in December 2008, which resulted in a $2.7 million addition to the Kuvan intangible assets. At December 31, 2010 and 2009, Kuvan intangible assets totaled a gross value of $5.0 million. For the years ended December 31, 2010, 2009 and 2008, the Company recognized amortization expense related to the Kuvan intangible assets of $0.6 million, $0.6 million and $0.4 million, respectively, as a component of cost of sales in the consolidated statements of operations.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Indefinite-Lived Intangible Assets

A substantial portion of the assets acquired in the Huxley, LEAD and ZyStor acquisitions consisted of in-process research and development assets related to both early and late stage drug product candidates. The Company determined that the estimated acquisition-date fair values of the intangible assets related to rights to develop and commercialize the acquired assets were as follows:

	December 31,
	2010	2009
In-Process Research and Development
EU marketing rights for Firdapse	$0	$30,223
U.S. marketing rights for Firdapse	6,710	6,710
BMN-673 acquired through LEAD	36,089	0
BMN-701 acquired through ZyStor	25,010	0
Other acquired pre-clinical compounds	2,587	0

Net carrying value	$70,396	$36,933

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. The Company performed its annual impairment review during the fourth quarter of 2010 and determined that no impairments existed as of December 31, 2010. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. In estimating fair value of the IPR&D assets, the Company compensated for the differing phases of development of each asset by probability-adjusting its estimation of the expected future cash flows associated with each asset. The Company then determined the present value of the expected future cash flows. The projected cash flows from the IPR&D assets were based on key assumptions such as estimates of revenues and operating profits related to the feasibility and timing of achievement of development, regulatory and commercial milestones, expected costs to develop the IPR&D into commercially viable products and future expected cash flows from product sales. As discussed above, the Company began amortizing the EU marketing rights for Firdapse based on a 10 year useful life when the EMEA granted approval for Firdapse.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(12) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
Leasehold improvements	$40,196	$38,059
Building and improvements	138,025	69,564
Manufacturing and laboratory equipment	59,711	34,228
Computer hardware and software	37,651	28,695
Office furniture and equipment	6,501	5,529
Vehicles	72	0
Land	10,056	10,056
Construction-in-progress	14,729	74,914

	$306,941	$261,045
Less: Accumulated depreciation	(85,075)	(61,904)

Total property, plant and equipment, net	$221,866	$199,141

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $23.3 million, $15.9 million and $11.4 million, respectively, of which $7.5 million, $4.4 million and $2.8 million was capitalized into inventory, respectively. During the third quarter of 2010, the Company completed the expansion and improvements to its manufacturing facility and placed those assets into service. The Company’s on-going construction projects relate to expansion of its Novato, California facilities.

Capitalized interest related to the Company’s property, plant and equipment purchases for the years ended December 31, 2010 and 2009 was $0.7 million and $0.7 million, respectively, and insignificant for the year ended December 31, 2008.

(13) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	December 31,
	2010	2009
Raw materials	$11,174	$7,692
Work-in-process	65,336	40,416
Finished goods	33,188	30,554

Total inventory	$109,698	$78,662

Inventory as of December 31, 2010 includes $14.8 million of Naglazyme bulk product manufactured in the Company’s recently expanded production facility. The new manufacturing process is required to be approved by the FDA before the product can be sold commercially, however the Company expects to receive FDA approval and realize the costs of the inventory through future sales.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Other current assets consisted of the following:

	December 31,
	2010	2009
Non-trade receivables	$7,308	$7,083
Prepaid expenses	8,452	5,202
Deferred cost of sales	0	2,232
Foreign currency forward contracts	1,221	83
Current deferred tax assets	16,658	0
Other	235	248

Total other current assets	$33,874	$14,848

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2010	2009
Accounts payable	$4,956	$7,567
Accrued accounts payable	24,410	28,353
Accrued vacation	5,629	4,652
Accrued compensation	15,913	14,544
Accrued taxes	529	463
Accrued interest	1,804	2,396
Accrued royalties	5,362	4,740
Other accrued expenses	4,330	1,525
Accrued rebates	5,899	4,786
Current portion of contingent acquisition consideration payable	8,794	8,124
Value Added Taxes payable	2,950	0
Current portion of forward contract liability	1,673	795
Other	1,383	123

Total accounts payable and accrued liabilities	$83,632	$78,068

Other long-term liabilities consisted of the following:

	December 31,
	2010	2009
Long-term portion of deferred rent	$957	$983
Long-term portion of contingent acquisition consideration payable	34,924	13,089
Long-term portion of deferred compensation liability	5,213	3,124
Long-term income taxes payable	5,584	0
Deferred tax liabilities	36,517	2,460
Other	806	85

Total other long-term liabilities	$84,001	$19,741

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

A roll forward of significant estimated accrued rebates, acquired rebates reserve and reserve for cash discounts was as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Provision/ (Reversals) for Prior Period Sales	Actual Charges Related to Current Period Sales	Actual Charges Related to Prior Period Sales	Balance at End of Period
Year ended December 31, 2009:
Accrued rebates	$3,194	$5,571	$187	$(3,323)	$(843)	$4,786
Acquired rebates reserve	621	0	(311)	0	(310)	0
Reserve for cash discounts	243	2,170	0	(2,017)	(137)	259
Year ended December 31, 2010:
Accrued rebates	$4,786	$11,835	$(1,859)	$(6,537)	$(2,326)	$5,899
Reserve for cash discounts	259	2,987	0	(2,723)	(219)	304

(14) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses hedging contracts to manage the risk of its overall exposure to fluctuations in foreign currency exchange rates. The Company considers all of its designated hedging instruments to be cash flow hedges.

Foreign Currency Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of its forecasted revenues being denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound.

The Company designates certain of these foreign currency forward contract hedges as hedging instruments and enters into some foreign currency forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme, Firdapse and Aldurazyme royalty revenues and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of foreign currency agreements are estimated using current interest rates and taking into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow below. See Note 16 for additional discussion regarding the fair value of forward contracts.

At December 31, 2010, the Company had 107 foreign currency forward contracts outstanding to sell a total of 69.8 million Euros with expiration dates ranging from January 2011 through June 2012. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme and Aldurazyme revenues. The Company has formally designated these contracts as cash flow hedges and expects them to be highly effective within the meaning of ASC Subtopic 815-30, Derivatives and Hedging- Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling,

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

general and administrative expenses in the consolidated statements of operations. At December 31, 2010, the Company had one outstanding foreign currency contract to sell 21.4 million Euros that was not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward contracts is through June 2012. Over the next twelve months, the Company expects to reclassify $0.5 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

At December 31, 2010 and 2009, the fair value carrying amount of the Company’s derivative instruments were as follows:

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$1,221	Accounts payable and accrued liabilities	$1,596
Foreign currency forward contracts	Other assets	275	Other long-term liabilities	0

Total		$1,496		$1,596

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$0	Accounts payable and accrued liabilities	$77

Total		$0		$77

Total derivative contracts		$1,496		$1,673

	Asset Derivatives December 31, 2009		Liability Derivatives December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$77	Accounts payable and accrued liabilities	$768

Total		$77		$768

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$6	Accounts payable and accrued liabilities	$27

Total		$6		$27

Total derivative contracts		$83		$795

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Foreign Currency Forward Contracts Years Ended December 31,
	2010	2009	2008
Derivatives Designated as Hedging Instruments
Net gain (loss) recognized in OCI (1)	$540	$(477)	$(212)
Net gain (loss) reclassified from accumulated OCI into income (2)	4,684	(65)	1,908
Net gain (loss) recognized in income (3)	285	(76)	(329)
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income (4)	$1,512	$(1,144)	$2,901

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (OCI)
(2)	Effective portion classified as net product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense
(4)	Classified in selling, general and administrative expense

At December 31, 2010, 2009 and 2008, accumulated other comprehensive income (loss) associated with foreign currency forward contracts qualifying for hedge accounting treatment was a loss of $0.2 million, $0.7 million, and $0.2 million, respectively.

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

(15) CONVERTIBLE DEBT

In April 2007, the Company sold approximately $324.9 million of senior subordinated convertible notes due 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on April 23, 2017. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt and in each of the three years ended December 31, 2010, 2009 and 2008, the Company recognized amortization of expense of $0.9 million.

In March 2006, the Company sold $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes). The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of Company common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on March 29, 2013. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of $0.7 million in 2010 and $0.8 million in both 2009 and 2008.

In November 2010, the Company entered into separate agreements with nine of its existing holders of its 2013 Notes pursuant to which such holders converted $119.6 million in aggregate principal amount of the 2013 Notes to 7,213,379 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $7.2 million along with an aggregate of approximately $6.5 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the consolidated statement of operations for the year ended December 31, 2010. Additionally, the Company reclassified $1.3 million of deferred offering costs to additional paid-in capital.

Interest expense on the convertible debt in 2010 was $10.0 million, compared to $10.4 million in both 2009 and 2008.

(16) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, other equity securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following inputs at December 31, 2010 and 2009.

	Fair Value Measurements at December 31, 2010
	Total	Quoted Price in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$51,647	$51,647	$0	$0
Money market instruments	36,432	0	36,432	0

Total cash and cash equivalents	$88,079	$51,647	$36,432	$0

Available-for-sale securities
Certificates of deposit (1)	$55,693	$0	$55,693	$0
Corporate securities (2)	152,515	0	152,515	0
Commercial paper (2)	27,457	0	27,457	0
U.S. Government agency securities (2)	78,539	0	78,539	0

Total available-for-sale securities	$314,204	$0	$314,204	$0

Deferred compensation asset (4)	2,748	0	2,748	0
Foreign currency derivatives (5)	1,496	0	1,496	0

Total	$406,527	$51,647	$354,880	$0

Liabilities:
Deferred compensation liability (6)	$5,560	$2,812	$2,748	$0
Foreign currency derivatives (7)	1,673	0	1,673	0
Contingent acquisition consideration payable (8)	43,718	0	0	43,718

Total	$50,951	$2,812	$4,421	$43,718

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2009
	Total	Quoted Price in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$18,761	$18,761	$0	$0
Money market instruments	148,410	0	148,410	0

Total cash and cash equivalents	$167,171	$18,761	$148,410	$0

Available-for-sale securities
Certificates of deposit (1)	$49,637	$0	$49,637	$0
Corporate securities (2)	161,265	0	161,265	0
U.S. Government agency securities (2)	82,707	0	82,707	0
Commercial paper (2)	7,993	0	7,993	0
Equity securities (3)	1,753	1,361	392	0

Total available-for-sale securities	$303,355	$1,361	$301,994	$0

Deferred compensation asset (4)	1,791	0	1,791	0
Foreign currency derivatives (5)	83	0	83	0

Total	$472,400	$20,122	$452,278	$0

Liabilities:
Deferred compensation liability (6)	$3,505	$1,714	$1,791	$0
Foreign currency derivatives (7)	795	0	795	0
Contingent acquisition consideration payable (8)	21,213	0	0	21,213

Total	$25,513	$1,714	$2,586	$21,213

(1)	At December 31, 2010 and 2009, 54% and 62% are included in short-term investments in the Company’s consolidated balance sheets, respectively. The remaining balances are included in long-term investments.
(2)	These amounts are included in short-term investments and long-term investments in the Company’s consolidated balance sheets. At December 31, 2010, 47% of corporate securities and 38% of U.S. government agencies are included in long-term investments and the remaining balances are included in short-term investments. At December 31, 2009, 64% of corporate securities and 58% of U.S. government agencies are included in long-term investments and the remaining balances are included in short-term investments.
(3)	These amounts are included in short-term investments and long-term investments in the Company’s consolidated balance sheets. At December 31, 2010 the Company did not hold any equity securities. At December 31, 2009, 22% were included in long-term investments and the remaining balances are included in short-term investments.
(4)	At December 31, 2010 and 2009, 97% and 95%, respectively of this balance is included in other assets and the remainder of the balance is included in other current assets on the Company’s consolidated balance sheets.
(5)	These amounts are included in other current assets and other assets on the Company’s consolidated balance sheets. At December 31, 2010, foreign currency derivatives included forward foreign exchange contracts for the Euro of which 82% is included in other current assets. At December 31, 2009 foreign currency derivatives included forward foreign exchange contracts for the Euro and are included in other current assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(6)	At December 31, 2010 and 2009, 94% and 89%, respectively, are included in other long-term liabilities and the remainder is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.
(7)	At December 31, 2010 and 2009 these amounts are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.
(8)	At December 31, 2010 and 2009, 80% and 62%, respectively, of these amounts are included in other long-term liabilities, respectively, and 20% and 38%, respectively, are included in accounts payable, accrued liabilities and other current assets. See Notes 5, 6 and 7 for further information.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. See Note 4 for further information regarding the Company’s financial instruments.

The Company’s level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable will be recorded in intangible asset amortization and contingent consideration on the Company’s consolidated statements of operations. In 2010, the fair value of the contingent acquisition consideration payable increased by $4.0 million. The following table represents the changes in the Company’s level 3 liabilities for the year ended December 31, 2010:

Contingent Acquisition Payable
Fair value at December 31, 2009	$21,213
Contingent acquisition consideration payable resulting from the LEAD acquisition	20,456
Contingent acquisition consideration payable resulting from the ZyStor acquisition	15,560
Change in valuation of contingent acquisition consideration payable to former Huxley stockholders	1,155
Change in valuation of contingent acquisition consideration payable to former LEAD stockholders	3,298
Change in valuation of contingent acquisition consideration payable to former ZyStor stockholders	(464)
Payments related to EMEA approval of Firdapse to former Huxley stockholders	(6,500)
Payments related to the MHRA acceptance of the CTA for BMN-673 to former LEAD stockholders	(11,000)

Fair value at December 31, 2010	$43,718

As discussed in Notes 5, 6 and 7, the Company acquired intangible assets as a result of the ZyStor, LEAD and Huxley acquisitions. The estimated fair value of these long-lived assets was measured using level 3 inputs.

(17) STOCKHOLDERS’ EQUITY

Share Incentive Plan

BioMarin’s 2006 Share Incentive Plan (Share Incentive Plan), as amended and restated on March 22, 2010, replaces the Company’s previous stock option plans (the 1997 Stock Plan and the 1998 Directors Options Plan), provides for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date, as well as other forms of equity compensation. As of December 31, 2010, awards issued under the Share Incentive Plan include both stock options and restricted stock units. Stock option awards granted to employees generally vest over a four-year period on a cliff basis six months after the grant date and then monthly

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

thereafter. The term of the outstanding options is generally ten years. Restricted stock units granted to employees generally vest in a straight-line annually over a four-year period after the grant date. Restricted stock units granted to directors generally vest in full one year after the grant date. As of December 31, 2010, options to purchase approximately 12.6 million and 2.3 million shares were outstanding under the Share Incentive Plan, and the Company’s previous plans, respectively.

Employee Stock Purchase Plan

Under BioMarin’s ESPP, which was approved in June 2006 and replaced the Company’s previous plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2010, 316,919 shares had been issued under the Employee Stock Purchase Plan, and approximately 1.2 million shares had been reserved for future issuance.

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

Stockholders’ Rights Plan

In 2002, the Board of Directors authorized a stockholders’ rights plan, which was amended and restated on February 27, 2009. Terms of the plan provide for stockholders of record at the close of business on September 23, 2002 to receive one preferred share purchase right (a “Right”) for each outstanding share of common stock held. The Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the common stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to purchase shares of the Company’s Series B Junior Participating Preferred Stock that have significantly superior dividend, liquidation and voting rights compared to the Company’s common stock, at a price of $35.00 per share. The Company will be entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding common stock. Additionally, the Company’s Board of Directors has the authority to issue an additional 249,886 shares of preferred stock and to determine the terms of those shares without any further action by the Company’s stockholders. The stockholders’ rights plan expires in 2012. As of December 31, 2010, no rights have been granted under this plan.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(18) STOCK-BASED COMPENSATION

A summary of stock option activity under all plans, including plans that were suspended upon adoption of the Share Incentive Plan, for the year ended December 31, 2010 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2009	14,046,895	$19.04
Granted	3,554,932	$21.63	$11.25
Exercised	(2,041,980)	$14.44			$18,041,990
Expired and Forfeited	(659,606)	$23.80

Balance as of December 31, 2010	14,900,241	$20.08		7.3	$128,359,226

Options expected to vest as of December 31, 2010	5,125,725	$20.92			$34,684,401
Exercisable as of December 31, 2010	8,880,548	$19.15			$86,529,445

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the last trading day of fiscal 2010. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $4.6 million and $61.7 million, respectively. There were 12.4 million options that were in-the-money at December 31, 2010. The aggregate intrinsic value of options exercised was determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.

At December 31, 2010, an aggregate of approximately 21.1 million unissued shares were authorized for future issuance under the Share Incentive Plan.

The following table presents the composition of options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.00 to 7.50	523,584	3.75	$6.28	521,292	$6.28
7.51 to 11.50	665,427	4.70	9.69	561,431	9.44
11.51 to 15.50	3,915,757	7.05	13.71	2,407,999	13.30
15.51 to 19.50	3,972,122	6.64	17.58	3,195,959	17.47
19.51 to 23.50	3,078,027	9.29	21.51	516,542	21.57
23.51 to 27.50	377,419	8.74	25.77	101,490	25.62
27.51 to 31.50	82,875	7.16	28.30	56,273	28.24
31.50 to 34.50	37,637	6.84	32.58	26,981	32.62
34.51 to 37.50	74,050	7.17	35.15	52,256	35.14
37.50 to 41.50	2,173,343	7.31	38.60	1,440,325	38.60

Total	14,900,241			8,880,548

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was $11.25, $7.48 and $15.71 per share, respectively.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of December 31, 2010. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the Company’s Share Incentive Plan were as follows:

	Years Ended December 31
Stock Option Valuation Assumptions	2010	2009	2008
Expected volatility	50-52%	53-55%	45-51%
Dividend yield	0.0%	0.0%	0.0%
Expected life	6.2 years	6.0-6.1 years	5.2-5.8 years
Risk-free interest rate	1.8-2.7%	1.9-2.6%	1.4-3.2%

The Company recorded $33.0 million, $31.6 million and $25.3 million of compensation costs related to current period vesting of stock options for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $62.9 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the Company’s ESPP were as follows:

	Years Ended December 31,
Employee Stock Purchase Plan Valuation Assumptions	2010	2009	2008
Expected volatility	50-52%	55%	47-51%
Dividend yield	0.0%	0.0%	0.0%
Expected life	6-24 months	6-24 months	6-24 months
Risk-free interest rate	0.2-1.0%	0.2-0.9%	1.1-2.4%

The Company recorded $2.4 million, $2.2 million and $1.5 million of compensation costs related to options granted under the ESPP for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $2.7 million of total unrecognized compensation cost related to unvested stock options issuable under the ESPP. These costs are expected to be recognized over a weighted average period of 1.4 years.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

A summary of non-vested restricted stock unit activity under the plan for the year ended December 31, 2010 as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2009	333,324	$21.07
Granted	209,236
Vested	(111,468)
Forfeited	(11,020)

Non-vested units as of December 31, 2010	420,072	$16.03

The Company recorded $2.1 million, $2.1 million and $1.6 million of compensation costs related to restricted stock units for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $3.6 million of total unrecognized compensation cost related to unvested restricted stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

During the third quarter of 2009, the Company granted 54,000 stock options to non-employees. The non-employee grants vest over periods of nine months up to two years. The unvested portion of the stock options are re-measured at each reporting period. Total stock-based compensation expense for non-employee stock option grants for the years ended December 31, 2010 and 2009 was approximately $97,800 and $142,000, respectively.

The compensation expense that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of sales	$4,269	$3,948	$1,521
Research and development	13,760	11,919	8,584
Selling, general and administrative	19,463	18,681	15,145

Total stock-based compensation expense	$37,492	$34,548	$25,250

There was no income tax benefit associated with stock-based compensation for 2009 and 2008 because any deferred tax asset resulting from stock-based compensation was offset by additional valuation allowance.

Stock-based compensation of $5.1 million, $5.4 million and $4.6 million was capitalized into inventory for the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

At December 31, 2010, an aggregate of approximately 25.2 million unissued shares was authorized for future issuance under the Company’s stock plans, which include shares issuable under the Share Incentive Plan and the Company’s ESPP. Under the Share Incentive Plan, awards that expire or are cancelled without delivery of shares generally become available for issuance under the plan. Awards that expire or are cancelled under the Company’s suspended 1997 Stock Plan or 1998 Director Option Plan may not be reissued.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) EARNINGS (LOSS) PER SHARE

Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, restricted stock and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss), basic	$205,819	$(488)	$30,831
Interest expense on convertible debt	11,526	0	0
(Gain) loss on Company common stock issued to the Nonqualified Deferred Compensation Plan	0	0	(308)

Net income (loss), diluted	$217,345	$(488)	$30,523

Denominator (in thousands):
Basic weighted-average shares outstanding	103,093	100,271	98,975
Effect of dilutive securities:
Stock options	2,403	0	3,837
Portion of acquisition obligation payable in common stock at the option of the Company	0	0	483
Potentially issuable restricted common stock	286	0	0
Potentially issuable common stock for ESPP purchases	763	0	245
Common stock issuable under convertible debt	19,129	0	0
Common stock issued to the Nonqualified Deferred Compensation Plan	0	0	32

Fully diluted weighted-average shares	125,674	100,271	103,572

Basic earnings per common share	$2.00	$(0.00)	$0.31
Diluted earnings per common share	$1.73	$(0.00)	$0.29

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive for the years ended December 31, 2010, 2009 and 2008 using the treasury stock method: (i) stock options to purchase common stock, (ii) shares of common stock issuable under Company’s convertible debt using the if-converted method whereby the related interest expense for the convertible debt is added to net income for the period, (iii) unvested restricted stock units, (iv) potentially issuable common stock for ESPP purchases and (v) Company common stock issued to the Nonqualified Deferred Compensation Plan (in thousands):

	December 31,
	2010	2009	2008
Options to purchase common stock	12,497	14,047	5,285
Common stock issuable under convertible debt	0	26,343	26,343
Unvested restricted stock units	134	333	225
Potentially issuable common stock for ESPP purchases	0	281	0
Common stock issued to the Nonqualified Deferred Compensation Plan	104	91	0

Total	12,735	41,095	31,853

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(20) COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains and losses on foreign currency hedges and changes in the Company’s cumulative foreign currency translation account. The provision for (benefit from) income taxes related to the items included in other comprehensive income (loss), assuming they were recognized in income would be approximately $0.4 million for the year ended December 31, 2010. There were no tax effects allocated to any components of other comprehensive income (loss) for the years ended December 31, 2009 and 2008.

In 2010 total comprehensive income was approximately $205.1 million, compared to 2009 and 2008 when comprehensive loss was $0.7 million and comprehensive income was $31.8 million, respectively. The fluctuation in accumulated other comprehensive income is comprised of the following:

	December 31,
	2010	2009	2008
Net unrealized gain (loss) on available-for-sale securities	$150	$(421)	$869
Net unrealized gain (loss) on foreign currency hedges, net of taxes	158	(477)	(212)
Net unrealized loss on equity investments	0	720	332
Net realized gain on equity investments	(1,052)	0	0
Net foreign currency translation loss	(1)	5	(22)

Change in accumulated other comprehensive income	$(745)	$(173)	$967

(21) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue—The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may expose the Company to a material adverse effect if sales in the respective regions were to experience difficulties. The table below summarizes net product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and the location of Genzyme’s headquarters for Aldurazyme.

	Years Ended December 31,
	2010	2009	2008
Region:
United States	53%	53%	56%
Europe	24%	24%	25%
Latin America	11%	11%	10%
Rest of World	12%	12%	9%

Total net product revenue	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s three largest customers.

	Years Ended December 31,
	2010	2009	2008
Customer A	18%	20%	22%
Customer B	19%	22%	29%
Customer C	9%	10%	9%

Total	46%	52%	60%

The accounts receivable balances at December 31, 2010 and 2009 are comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 47% and 17% of the December 31, 2010 accounts receivable balance, compared to December 31, 2009 when the two largest customers accounted for 49% and 18% of the accounts receivable balance. As of December 31, 2010 and 2009, accounts receivable included $23.1 million and $20.3 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

Royalty and license revenues—Royalty and license revenues include Orapred product royalties, a product we acquired in 2004 and sublicensed in 2006, and 6R-BH4 royalty revenues for product sold in Japan as detailed below:

	Years Ended December 31,
	2010	2009	2008
Orapred product royalties	$4,693	$5,641	$3,789
6R-BH4 royalty revenues	1,191	915	1,946

Total	$5,884	$6,556	$5,735

Additionally in 2008, 6R-BH4 royalty revenues included a $1.5 million milestone payment related to the Japanese approval of biopterin, which contains the same active ingredient as Kuvan, for the treatment of patients with PKU.

(22) INCOME TAXES

The provision for (benefit from) income taxes is based on income (loss) before income taxes as follows:

	Years Ended December 31,
	2010	2009	2008
U.S. Source	$28,659	$5,198	$33,367
Non-US Source	(50,149)	(4,632)	57

Income (loss) before income taxes	$(21,490)	$566	$33,424

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The U.S. and foreign components of the provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
Provision for current income tax expense:
Federal	$289	$(362)	$716
State and local	1,355	(17)	1,055
Foreign	1,624	1,433	822

	$3,268	$1,054	$2,593

Provision for deferred income tax expense (benefit):
Federal	(213,796)	0	0
State and local	(16,377)	0	0
Foreign	(404)	0	0

	$(230,577)	$0	$0

Provision for (benefit from) income taxes	$(227,309)	$1,054	$2,593

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate expressed as a percentage of income (loss) before income taxes:

	Years Ended December 31,
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes	(6.3)	8.8	3.1
Orphan Drug & General Business Credit	(23.3)	488.9	4.4
Stock compensation expense	(12.7)	683.5	(48.6)
Nondeductible debt conversion expense	(10.9)	0	0
Changes in the fair value of contingent acquisition consideration payable	(6.5)	0	0
Subpart F income	0	97.5	1.2
Nondeductible acquisition expenses	(1.9)	0	0
Imputed interest expense on Orapred acquisition obligation	0	159.4	4.6
Section 162(m) limitation	(1.6)	30.9	11.8
Other permanent items	(1.6)	139.5	1.9
Foreign income tax	(89.2)	223.4	2.4
Alternative Minimum Tax	(1.4)	(45.9)	2.1
Valuation allowance	1178.1	(1634.7)	(10.3)

Effective income tax rate	1057.7%	186.3%	7.6%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009
Net deferred tax assets:
Net operating loss carryforwards	$76,488	$117,544
Credit and contribution carryforwards	133,007	119,207
Capitalized research expenses	226	2,480
Property, plant and equipment	3,123	9,278
Accrued expenses, reserves, and prepaids	9,018	7,305
Intangible assets	5,894	5,220
Deferred revenue	77	33
Stock-based compensation	17,575	12,623
Impairment on investment	2,517	2,676
Inventory	9,372	4,376
Capital loss carryforwards	1,212	1,624

Gross deferred tax assets	$258,509	$282,366
Deferred tax liability related to joint venture basis difference	(1,794)	(1,991)
Deferred tax liability related to business acquisitions	(36,517)	(14,291)
Other	(383)	(464)
Valuation allowance	(3,658)	(268,080)

Net deferred tax assets (liabilities)	$216,157	$(2,460)

As of December 31, 2010, the Company had federal operating loss carryforwards of approximately $243.2 million and state operating loss carryforwards of approximately $160.5 million. The Company also had federal research and development and orphan drug credit carryforwards of approximately $120.2 million as of December 31, 2010, and state research credit carryovers of approximately $15.4 million. The federal net operating loss and credit carryforwards expire at various dates beginning in 2021 through 2030 if not utilized. The state net operating loss carryforwards will continue to expire in 2011 if not utilized. Certain state research credit carryovers will begin to expire in 2014 if not utilized, with others carrying forward indefinitely. The Company also has Canadian net operating loss carryforwards of $2.1 million and research credit carryovers of $0.3 million that it currently does not expect to fully utilize. The Canadian net operating loss carryforwards and research credit carryovers expire from 2014 to 2027 and by 2012, respectively.

As of December 31, 2010, approximately $84.6 million of the federal net operating loss carryforwards and $53.0 million of the state net operating loss carryforwards reported above are from the exercise of employee stock options, which will be accounted for as an increase to additional paid-in-capital if and when realized.

The Company’s net operating losses and credits could be subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382 and similar state provisions. An annual limitation could result in the expiration of net operating losses and tax credit carryforward before utilization. There are limitations on the tax attributes of the entities acquired in 2010, however the Company does not believe the limitations will have a material impact on the utilization of the net operating losses or tax credits.

The $36.5 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with the intangible assets acquired from ZyStor, LEAD and Huxley, which are not deductible for tax purposes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Based on projected U.S. taxable income and other key operating factors, the Company concluded in 2010 that it is more likely than not that a significant portion of the benefit of its deferred tax assets would be realized. As a result, the amount of the valuation allowance related to the deferred tax assets expected to be realized was reversed, resulting in a net tax benefit in 2010 of $230.6 million, which was recorded as a tax benefit in the Company’s consolidated statement of operations in 2010. The financial projections supporting the Company’s conclusion to release a portion of its valuation allowance contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact of the Company’s ability to realize its deferred tax assets. At the end of each period, the Company will reassess the ability to realize the deferred tax benefits. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

In 2010 the valuation allowance decreased by $264.4 million primarily due to the discrete partial release of the valuation allowance in 2010 and the utilization of federal net operating loss carryforward during 2010. The valuation allowance decreased by $26.7 million in 2009 and increased by $0.3 million in 2008.

Effective January 1, 2007 the Company adopted the accounting requirements that clarified the criteria for recognizing income tax benefits and requires disclosures of uncertain tax positions. The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2009	$23,035
Additions based on tax positions related to the current year	8,077
Additions for tax positions of prior years	0

Balance at December 31, 2010	$31,112

Included in the balance of unrecognized tax benefits at December 31, 2010 are potential benefits of $31.1 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. No interest or penalties have been recorded by the Company to date through December 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed before 2006, the Company is no longer subject to audit by the U.S. federal, state, local or non-U.S. tax authorities. However, carryforward tax attributes that were generated prior to 2006 may still be adjusted upon examination by tax authorities. Currently, the Company has no pending or open tax return audits.

Deferred taxes have not been provided on the cumulative undistributed earnings approximating $4.5 million as of December 31, 2010, of certain foreign subsidiaries as such earnings have been permanently reinvested. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return. As such, the tax benefit of net operating losses available for foreign statutory tax purposes has already been recognized for U.S. purposes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(23) COLLABORATIVE AGREEMENTS

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

Pursuant to the agreement, Merck Serono paid BioMarin $25.0 million as consideration for executing the agreement, and is required to make additional milestone payments of up to $232.0 million based on the successful development and approval of both products in multiple indications, including $45.0 million associated with Kuvan for the treatment of PKU. The $45.0 million in Kuvan approval milestones was received in two payments of $30.0 million during 2008, when the EMEA filing was accepted and EU marketing approval was obtained. The term of the agreement is the later of 10 years after the first commercial sale of the products or the period through the expiration of all related patents within the territories. As of December 31, 2010 and 2009, accounts receivable included $0.2 million and $0.4 million, respectively, due from Merck Serono for reimbursable development costs for Kuvan.

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

In September 2007, the Company licensed to Asubio Pharma Co., Ltd. (a subsidiary of Daiichi Sankyo) exclusive rights to data and intellectual property contained in the Kuvan new drug application. In 2008, the Company received a $1.5 million milestone payment related to the Japanese approval of biopterin, which contains the same active ingredient as Kuvan, for the treatment of patients with PKU. The Company receives royalties on net sales of the product in Japan.

(24) COMPENSATION AGREEMENTS AND PLANS

Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon written prior notice and payment of specified severance, or by the officer upon four weeks’ prior written notice to the Company.

401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Participants may contribute to the 401(k) Plan up to the lesser of 100% of their current compensation to or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each Participant’s contributions, up to a maximum of the lesser of 2% of the employee’s annual compensation or $4,000 per year. The Company’s matching contribution vests over four years from employment commencement and was approximately $1.4 million, $1.1 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Employer contributions not vested upon employee termination are forfeited.

Deferred Compensation Plan

In December 2005, the Company adopted the BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan (the Deferred Compensation Plan). The Deferred Compensation Plan allows eligible employees, including members of the Board, management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. The recorded cost of any investments will approximate fair value. Investments of $2.7 million and $1.8 million and the related deferred compensation liability of $5.6 million and $3.5 million were recorded as of December 31, 2010 and 2009, respectively. Restricted stock issued into the Deferred Compensation Plan is recorded and accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the Deferred Compensation Plan. The restricted stock issued into the Deferred Compensation Plan is recorded in stockholders’ equity. As of December 31, 2010 and 2009, the fair value of the restricted stock issued into the Deferred Compensation Plan was $1.7 million. The change in market value amounted to a loss of approximately $0.8 million in 2010 compared to a gain of approximately $0.3 million in 2009 and a loss of $0.3 million in 2008.

(25) JOINT VENTURE

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

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

The Company presents the related cost of sales and its Aldurazyme-related operating expenses as operating expenses in the consolidated statements of operations. Equity in the loss of BioMarin/Genzyme LLC subsequent to the restructuring includes BioMarin’s 50% share of the net income (loss) of BioMarin/Genzyme LLC related to intellectual property management and ongoing research and development activities.

The results of the joint venture’s operations are presented in the table below.

	Years Ended December 31,
	2010 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue	$0	$0	$0
Cost of goods sold	0	0	0

Gross profit	0	0	0
Operating expenses	5,938	5,195	4,738

Loss from operations	(5,938)	(5,195)	(4,738)
Other income	(43)	7	198

Net loss	$(5,981)	$(5,188)	$(4,540)

Equity in the loss of BioMarin/Genzyme LLC	$(2,991)	$(2,594)	$(2,270)

The summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows:

	December 31,
	2010 (unaudited)	2009 (unaudited)
Assets	$3,702	$2,088
Liabilities	(1,504)	(1,206)

Net equity	$2,198	$882

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$1,082	$441

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(26) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and research, testing and manufacturing laboratory space in various facilities under operating agreements expiring at various dates through 2019. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. Minimum lease payments for future years are as follows:

2011	$4,517
2012	4,018
2013	3,718
2014	1,614
2015	1,503
Thereafter	5,176

Total	$20,546

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $5.1 million, $4.3 million, and $3.6 million, respectively. Deferred rent accruals at December 31, 2010 totaled $1.3 million, of which $0.4 million was current. At December 31, 2009, deferred rent accruals totaled $1.3 million, of which $0.2 million was current.

Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain research and development activities. These amounts are included as research and development expenses as services are provided.

The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums. As of December 31, 2010, such minimum annual commitments were approximately $0.3 million.

Contingencies

From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s consolidated cash flows, financial condition or results of operations. The Company is also subject to contingent payments totaling approximately $341.2 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

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