Form 10-Q
period 2011-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2011-04-29
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(415) 506-6700

Registrant’s telephone number including area code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,909,591 shares of common stock, par value $0.001, outstanding as of April 15, 2011.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

	March 31, 2011	December 31, 2010 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,782	$88,079
Short-term investments	161,799	186,033
Accounts receivable, net (allowance for doubtful accounts: $969 and $63, respectively)	106,198	86,576
Inventory	110,067	109,698
Other current assets	34,984	33,874

Total current assets	503,830	504,260
Investment in BioMarin/Genzyme LLC	1,133	1,082
Long-term investments	141,378	128,171
Property, plant and equipment, net	217,884	221,866
Intangible assets, net	102,692	103,648
Goodwill	53,055	53,364
Long-term deferred tax assets	231,947	236,017
Other assets	12,227	14,215

Total assets	$1,264,146	$1,262,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,986	$83,844

Total current liabilities	75,986	83,844
Convertible debt	377,521	377,521
Other long-term liabilities	89,799	84,001

Total liabilities	543,306	545,366

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2011 and December 31, 2010 : 110,873,519 and 110,634,465 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	111	111
Additional paid-in capital	1,103,885	1,090,188
Company common stock held by Nonqualified Deferred Compensation Plan	(1,733)	(1,965)
Accumulated other comprehensive income (loss)	(5,787)	188
Accumulated deficit	(375,636)	(371,265)

Total stockholders’ equity	720,840	717,257

Total liabilities and stockholders’ equity	$1,264,146	$1,262,623

(1)	December 31, 2010 balances were derived from the audited consolidated financial statements.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	2011	2010
REVENUES:
Net product revenues	$109,076	$84,073
Collaborative agreement revenues	125	201
Royalty and license revenues	255	679

Total revenues	109,456	84,953
OPERATING EXPENSES:
Cost of sales (excludes amortization of developed product technology)	20,796	17,412
Research and development	45,017	30,097
Selling, general and administrative	41,037	34,000
Intangible asset amortization and contingent consideration	312	654

Total operating expenses	107,162	82,163

INCOME FROM OPERATIONS	2,294	2,790
Equity in the loss of BioMarin/Genzyme LLC	(542)	(691)
Interest income	782	1,190
Interest expense	(2,141)	(2,429)
Net gain from sale of investments	0	927

INCOME BEFORE INCOME TAXES	393	1,787
Provision for income taxes	4,764	636

NET INCOME (LOSS)	$(4,371)	$1,151

NET INCOME (LOSS) PER SHARE, BASIC & DILUTED	$(0.04)	$0.01

Weighted average common shares outstanding, basic	110,652	101,144
Weighted average common shares outstanding, diluted	110,743	103,720

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010

(In thousands of U.S. dollars)

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,371)	$1,151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,585	5,410
Amortization of discount on investments	1,080	1,198
Equity in the loss of BioMarin/Genzyme LLC	542	691
Stock-based compensation	10,151	8,606
Net gain from sale of investments	0	(927)
Deferred income taxes	3,910	0
Excess tax benefit from stock option exercises	(415)	0
Unrealized foreign exchange gain on forward contracts	(401)	(60)
Changes in the fair value of contingent acquisition consideration payable	(493)	654
Changes in operating assets and liabilities:
Accounts receivable, net	(19,622)	(9,066)
Inventory	(369)	(1,099)
Other current assets	(2,051)	2,925
Other assets	1,599	(871)
Accounts payable and accrued liabilities	(2,204)	(6,411)
Other long-term liabilities	560	1,049

Net cash provided by (used in) operating activities	(3,499)	3,250

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,241)	(14,108)
Maturities and sales of investments	84,013	22,055
Purchase of available-for-sale investments	(74,210)	(62,956)
Business acquisitions, net of cash acquired	0	(14,124)
Investments in BioMarin/Genzyme LLC	(593)	(1,465)

Net cash provided by (used in) investing activities	2,969	(70,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan (ESPP) and exercise of stock options	3,133	9,183
Excess tax benefit from stock option exercises	415	0
Repayment of capital lease obligations	(315)	(43)

Net cash provided by financing activities	3,233	9,140

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,703	(58,208)
Cash and cash equivalents:
Beginning of period	$88,079	$167,171

End of period	$90,782	$108,963

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$637	$1,822
Cash paid for income taxes	616	254
Stock-based compensation capitalized into inventory	1,173	1,080
Depreciation capitalized into inventory	2,651	1,466
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Changes in accrued liabilities related to fixed assets	$(3,239)	$4,477
Changes in contingent acquisition consideration payable	0	21,100
Equipment acquired through capital leases	366	0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin), a Delaware corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Through March 31, 2011, the Company had accumulated losses of approximately $375.6 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at March 31, 2011 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including the financial performance of Naglazyme, Kuvan, Firdapse and Aldurazyme; the potential need for additional financings; its ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; obtaining regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 24, 2011.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2011, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Standards Updates 2010-13 and 2010-17, Multiple Deliverable Revenue Arrangements (ASU 2010-13) and Revenue Recognition – Milestone Method (ASU 2010-17), the adoption of these accounting principles did not have an impact on the Company’s consolidated financial statements.

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

(4) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at March 31, 2011 and December 31, 2010. The principal amounts of short-term and long-term investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date For the Years Ending December 31,					Unrealized Gain (Loss)	Aggregate Fair Value at March 31, 2011
	2011	2012	2013	2014	Total Book Value
Certificates of deposit	$22,523	$28,854	$8,756	$0	$60,133	$13	$60,146
Commercial paper	35,709	3,979	0	0	39,688	14	39,702
Corporate securities	33,590	89,863	17,343	3,100	143,896	514	144,410
U.S. Government agency securities	22,989	32,305	3,650	0	58,944	(25)	58,919

Total	$114,811	$155,001	$29,749	$3,100	$302,661	$516	$303,177

	Contractual Maturity Date For the Years Ending December 31,				Unrealized Gain (Loss)	Aggregate Fair Value at December 31, 2010
	2011	2012	2013	Total Book Value
Certificates of deposit	$29,844	$22,748	$3,093	$55,685	$8	$55,693
Commercial paper	27,439	0	0	27,439	18	27,457
Corporate securities	80,062	63,046	8,809	151,917	598	152,515
U.S. Government agency securities	48,480	28,021	2,000	78,501	38	78,539

Total	$185,825	$113,815	$13,902	$313,542	$662	$314,204

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of March 31, 2011. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of March 31, 2011 and December 31, 2010 were as follows:

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at March 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$11,068	$(10)	$10,833	$(5)	$21,901	$(15)
Commercial paper	3,241	(2)	0	0	3,241	(2)
Corporate securities	4,054	(1)	30,883	(72)	34,937	(73)
U.S. Government agency securities	0	0	23,090	(56)	23,090	(56)

Total	$18,363	$(13)	$64,806	$(133)	$83,169	$(146)

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$13,283	$(21)	$1,678	$(1)	$14,961	$(22)
Commercial paper	7,486	(1)	0	0	7,486	(1)
Corporate securities	19,606	(7)	18,437	(68)	38,043	(75)
U.S. Government agency securities	0	0	16,463	(33)	16,463	(33)

Total	$40,375	$(29)	$36,578	$(102)	$76,953	$(131)

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2011	December, 31 2010
Leasehold improvements	$40,099	$40,196
Building and improvements	138,508	138,025
Manufacturing and laboratory equipment	63,303	59,711
Computer hardware and software	38,144	37,651
Furniture and equipment	6,973	6,573
Land	10,056	10,056
Construction-in-progress	13,226	14,729

	$310,309	$306,941
Less: Accumulated depreciation	(92,425)	(85,075)

Total property, plant and equipment, net	$217,884	$221,866

Depreciation expense during the three months ended March 31, 2011 and 2010 was $7.4 million and $4.8 million, respectively, of which $2.7 million and $1.5 million was capitalized into inventory, respectively. Capitalized interest related to the Company’s property, plant and equipment purchases during the three months ended March 31, 2011 and 2010 was $20,800 and $0.3 million, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(6) INVENTORY

Inventory consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$13,395	$11,174
Work-in-process	57,974	65,336
Finished goods	38,698	33,188

Total inventory	$110,067	$109,698

Inventory as of March 31, 2011 and December 31, 2010 includes $12.7 million and $14.8 million, respectively, of Naglazyme product manufactured in the Company’s recently expanded production facility. The Company’s expansion of its manufacturing facility, as for any new manufacturing facility or process, is required to be approved by the Food and Drug Administration (FDA) and similar Ex-US regulatory agencies before the product manufactured in these facilities can be sold commercially. As of March 31, 2011, the expanded facility and new process have not been approved by the FDA or any other regulatory agency; however, the Company expects to receive FDA approval in 2011 and realize the costs of the remaining Naglazyme pre-qualification inventories through future sales.

(7) SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current assets consisted of the following:

	March 31, 2011	December 31, 2010
Non-trade receivables	$4,710	$7,308
Prepaid expenses	13,449	8,452
Foreign currency exchange forward contract asset	0	1,221
Current deferred tax assets	16,658	16,658
Other	167	235

Total other current assets	$34,984	$33,874

Intangible assets consisted of the following:

	March 31, 2011	December 31, 2010
Intangible assets:
Finite-lived intangible assets	$37,242	$37,242
Indefinite-lived intangible assets	70,396	70,396

Gross intangible assets:	107,638	107,638
Less: Accumulated assets	(4,946)	(3,990)

Net carrying value	$102,692	103,648

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$5,274	$4,956
Accrued accounts payable	20,644	24,410
Accrued vacation	6,457	5,629
Accrued compensation	10,847	15,913
Accrued taxes	382	529
Accrued interest	2,888	1,804
Accrued royalties	6,313	5,362
Other accrued expenses	5,043	4,330
Accrued rebates	5,267	5,899
Current portion of contingent acquisition consideration payable	2,926	8,794
Value added taxes payable	3,331	2,950
Current portion of foreign currency exchange forward contract liability	5,165	1,673
Other	1,449	1,595

Total accounts payable and accrued liabilities	$75,986	$83,844

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Other long-term liabilities consisted of the following:

	$000000	$000000
	March 31, 2011	December 31, 2010
Long-term portion of deferred rent	$972	$957
Long-term portion of contingent acquisition consideration payable	39,990	34,924
Long-term portion of deferred compensation liability	5,271	5,213
Long-term income taxes payable	5,839	5,584
Deferred tax liabilities	36,517	36,517
Other	1,210	806

Total other long-term liabilities	$89,799	$84,001

(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses hedging contracts to manage the risk of its overall exposure to fluctuations in foreign currency exchange rates. The Company considers all of its designated hedging instruments to be cash flow hedges.

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues being denominated in currencies other than the U.S. dollar, primarily the Euro.

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme and Firdapse product revenues, Aldurazyme royalty revenues and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current interest rates and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations follow below. See Note 10 for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At March 31, 2011, the Company had 113 forward foreign currency exchange contracts outstanding to sell a total of 71.8 million Euros with expiration dates ranging from April 2011 through June 2012. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme, Firdapse and Aldurazyme revenues. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of Financial Accounting Standards Board Accounting Standards Codification Subtopic 815-30, Derivatives and Hedging- Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At March 31, 2011, separate from the 113 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 24.2 million Euros that was not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through June 2012. Over the next twelve months, the Company expects to reclassify $5.5 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

At March 31, 2011 and December 31, 2010, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives March 31, 2011		Liability Derivatives March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$5,143
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	462

Total		$0		$5,605

Derivatives not designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$22

Total		$0		$22

Total derivative contracts		$0		$5,627

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$1,221	Accounts payable and accrued liabilities	$1,596
Forward foreign currency exchange contracts	Other assets	275	Other long-term liabilities	0

Total		$1,496		$1,596

Derivatives not designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$77

Total		$0		$77

Total derivative contracts		$1,496		$1,673

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 was as follows:

	Foreign Currency Forward Contracts March 31,
	2011	2010
Derivatives Designated as Hedging Instruments
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(5,837)	$4,058
Net gain (loss) reclassified from accumulated OCI into income (2)	(120)	274
Net gain (loss) recognized in income (3)	325	86
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income (4)	$(1,808)	$1,317

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

At March 31, 2011 and December 31, 2010, accumulated other comprehensive income/loss associated with foreign currency forward contracts qualifying for hedge accounting treatment was a loss of $6.1 million and $0.2 million, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

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

(9) CONVERTIBLE DEBT

In April 2007, the Company sold approximately $324.9 million of senior subordinated convertible notes due 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on April 23, 2017. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt and in each of the three months ended March 31, 2011 and 2010, the Company recognized amortization of expense of $0.2 million.

In March 2006, the Company sold $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes). The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on March 29, 2013. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of $60,000 and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in amortization expense for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was attributed to the conversion of $119.6 million in aggregate principal of the 2013 Notes in November 2010.

In November 2010, the Company entered into separate agreements with nine of the existing holders of its 2013 Notes pursuant to which such holders converted $119.6 million in aggregate principal amount of the 2013 Notes into 7,213,379 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $7.2 million along with an aggregate of approximately $6.5 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the consolidated statement of operations for the year ended December 31, 2010. Additionally, the Company reclassified $1.3 million of deferred offering costs to additional paid-in capital in connection with the conversion of the notes.

Interest expense on the Company’s convertible debt for the three months ended March 31, 2011 and 2010 was $1.9 million and $2.6 million, respectively. The decrease in interest expense related to the Company’s convertible debt in the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was attributed to the November 2010 conversion of $119.6 million in aggregate principal of the 2013 Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(10) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following inputs at March 31, 2011 and December 31, 2010.

	Fair Value Measurements at March 31, 2011
	Total	Quoted Price in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$32,026	$32,026	$0	$0
Money market instruments	58,756	0	58,756	0

Total cash and cash equivalents	$90,782	$32,026	$58,756	$0

Available-for-sale securities
Certificates of deposit (1)	$60,146	$0	$60,146	$0
Commercial paper (2)	39,702	0	39,702	0
Corporate securities (2)	144,410	0	144,410	0
U.S. Government agency securities (2)	58,919	0	58,919	0

Total available-for-sale securities	$303,177	$0	$303,177	$0

Deferred compensation asset (3)	3,276	0	3,276	0

Total assets	$397,235	$32,026	$365,209	$0

Liabilities:
Deferred compensation liability (5)	$5,562	$2,286	$3,276	$0
Forward foreign currency exchange contract liability (6)	5,627	0	5,627	0
Contingent acquisition consideration payable (7)	42,916	0	0	42,916

Total liabilities	$54,105	$2,286	$8,903	$42,916

	Fair Value Measurements at December 31, 2010
	Total	Quoted Price in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$51,647	$51,647	$0	$0
Money market instruments	36,432	0	36,432	0

Total cash and cash equivalents	$88,079	$51,647	$36,432	$0

Available-for-sale securities
Certificates of deposit (1)	$55,693	$0	$55,693	$0
Commercial paper (2)	27,457	0	27,457	0
Corporate securities (2)	152,515	0	152,515	0
U.S. Government agency securities (2)	78,539	0	78,539	0

Total available-for-sale securities	$314,204	$0	$314,204	$0

Deferred compensation asset (3)	2,748	0	2,748	0
Forward foreign currency exchange contract asset (4)	1,496	0	1,496	0

Total assets	$406,527	$51,647	$354,880	$0

Liabilities:
Deferred compensation liability (5)	$5,560	$2,812	$2,748	$0
Forward foreign currency exchange contract liability (6)	1,673	0	1,673	0
Contingent acquisition consideration payable (7)	43,718	0	0	43,718

Total liabilities	$50,951	$2,812	$4,421	$43,718

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(1)	At March 31, 2011 and December 31, 2010, 47% and 54% were included in short-term investments in the Company’s Condensed Consolidated Balance Sheets, respectively. The remaining balances were included in long-term investments.
(2)	These amounts were included in short-term investments and long-term investments in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2011, 51% of corporate securities and 61% of U.S. government agencies were included in long-term investments and the remaining balances were included in short-term investments. At December 31, 2010, 47% of corporate securities and 38% of U.S. government agencies were included in long-term investments and the remaining balances were included in short-term investments.
(3)	At March 31, 2011 and December 31, 2010, 97% of this balance was included in other assets and the remainder of the balance was included in other current assets on the Company’s Condensed Consolidated Balance Sheets.
(4)	These amounts were included in other current assets and other assets on the Company’s Condensed Consolidated Balance Sheets. At December 31, 2010, 82%, of the forward foreign exchange contracts were included in other current assets.
(5)	At March 31, 2011 and December 31, 2010, 95% and 94%, respectively, were included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Condensed Company’s Consolidated Balance Sheets.
(6)	At March 31, 2011 and December 31, 2010, 92% and 100%, respectively, were included in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. The remainder of the balance was included in other long-term liabilities.
(7)	At March 31, 2011 and December 31, 2010, 93% and 80%, respectively, of these amounts were included in other long-term liabilities, respectively, and 7% and 20%, respectively, were included in accounts payable, accrued liabilities and other current assets.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. See Note 4 for further information regarding the Company’s financial instruments.

The Company’s level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from the revision of key assumptions, will be recorded in intangible asset amortization and contingent consideration on the Company’s Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2011, the fair value of the contingent acquisition consideration payable decreased by $0.8 million due to changes in estimated probability and the assumed timing of when certain milestones may be achieved. Approximately $0.3 million of this change was recorded as a reduction to goodwill due to an adjustment to the original assumptions related to the acquisition of LEAD Therapeutics, Inc. Key assumptions used by management to estimate the fair value of contingent acquisition consideration include assumed probabilities, timing of when a milestone may be attained and assumed discount periods and rates.

See Notes 5, 6 and 7, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion related to business acquisitions and contingent acquisition consideration payable.

(11) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2006 Share Incentive Plan, as amended and restated on March 22, 2010 (2006 Share Incentive Plan) and the ESPP. These plans are administered by the Compensation Committee of the Company’s Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 18 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information related to these stock-based compensation plans.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of March 31, 2011. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2006 Share Incentive Plan were as follows:

	Three Months Ended March 31,
Stock Option Valuation Assumptions	2011	2010
Expected volatility	50%	52%
Dividend yield	0.0%	0.0%
Expected life	6.3 years	6.2 years
Risk-free interest rate	2.7%	2.7%
Weighted average fair value of common stock per share	$25.60	$20.43

During the three months ended March 31 2011, the Company granted 272,550 options with a weighted average option value of $13.15 per option.

The Company did not grant any new stock purchase rights during the three months ended March 31, 2011.

Restricted Stock Units

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2011, the Company granted 5,000 RSUs with a weighted average fair market value of $25.97 per share.

Compensation expense included in the Company’s Condensed Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2011	2010
Cost of sales	$1,402	$1,028
Research and development	3,674	3,182
Selling, general and administrative	5,304	4,336

Total stock-based compensation expense	$10,380	$8,546

During the three months ended March 31, 2011 and 2010, stock-based compensation of $1.2 million and $1.1 million was capitalized into inventory, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(12) EARNINGS (LOSS) PER SHARE

Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested restricted stock, common stock issued into the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss), basic	$(4,371)	$1,151
Loss on Company common stock issued to the Nonqualified Deferred Compensation Plan	(156)	0

Net income (loss), diluted	$(4,527)	$1,151

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	110,652	101,144
Effect of dilutive securities:
Stock options	0	2,041
Potentially issuable restricted common stock	0	131
Potentially issuable common stock for ESPP purchases	0	404
Common stock issued to the Nonqualified Deferred Compensation Plan	91	0

Fully diluted weighted-average shares	110,743	103,720

Basic earnings per common share	$(0.04)	$0.01
Diluted earnings per common share	$(0.04)	$0.01

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	14,870	11,493
Common stock issuable under convertible debt	19,130	26,343
Unvested restricted stock units	416	214
Potentially issuable common stock for ESPP purchases	371	0
Common stock issued to the Nonqualified Deferred Compensation Plan	0	60

Total	34,787	38,110

(13) COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains and losses on foreign currency hedges and changes in the Company’s cumulative foreign currency translation account. The provision for income taxes related to the items included in other comprehensive income (loss), assuming they were recognized in income, would be approximately $0.4 million at March 31, 2011 and December 31, 2010.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

During the three months ended March 31, 2011, total comprehensive loss was approximately $10.4 million, compared to the three months ended March 31, 2010 when total comprehensive income was $4.6 million. The fluctuation in accumulated other comprehensive income (loss) was comprised of the following:

	Three Months Ended March 31,
	2011	2010
Net unrealized loss on available-for-sale securities	$(144)	$(583)
Net unrealized gain (loss) on foreign currency hedges, net of taxes	(5,837)	4,058
Net foreign currency translation gain (loss)	6	(3)

Change in accumulated other comprehensive income (loss)	$(5,975)	$3,472

(14) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue—The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions were to experience difficulties. The table below summarizes net product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and the location of Genzyme’s headquarters for Aldurazyme.

	Three Months Ended March 31,
	2011	2010
Region:
United States	47%	51%
Europe	25%	22%
Latin America	13%	13%
Rest of World	15%	14%

Total net product revenue	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s three largest customers.

	Three Months Ended March 31,
	2011	2010
Customer A	18%	18%
Customer B	17%	17%
Customer C	12%	11%

Total	47%	46%

The accounts receivable balances at March 31, 2011 and December 31, 2010 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 39% and 21% of the March 31, 2011 accounts receivable balance, compared to December 31, 2010 when the two largest customers accounted for 47% and 17% of the accounts receivable balance. As of March 31, 2011 and December 31, 2010, accounts receivable included $24.7 million and $23.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

(15) CONTINGENCIES

The Company is subject to contingent payments totaling approximately $356.5 million upon achievement of certain regulatory, commercial and licensing milestones if they occur before certain dates in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on February 24, 2011 as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products.

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2011	2010
Total net product revenues	$109.1	$84.1
Cost of sales	20.8	17.4
Research and development expense	45.0	30.1
Selling, general and administrative expense	41.0	34.0
Net income (loss)	(4.4)	1.2
Stock-based compensation expense	10.4	8.5

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfalase indicated for patients with mucopolysaccharidosis VI (MPS VI) received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three months ended March 31, 2011 totaled $60.6 million, compared to $48.6 million for the three months ended March 31, 2010.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the three months ended March 31, 2011 totaled $26.7 million, compared to $21.2 million for the three months ended March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

In December 2009, the European Medicines Agency (EMA) granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), or 3-4-DAP, for the treatment of Lambert Eaton Myasthenic Syndrome (LEMS). We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the three months ended March 31, 2011 totaled $3.1 million, compared to $0.1 million for the three months ended March 31, 2010. Firdapse net product revenue for the three months ended March 31, 2010 was comprised solely of named patient sales. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and expect to initiate a Phase 3 clinical trial in the second quarter of 2011.

Aldurazyme, which was developed in collaboration with Genzyme, was approved in 2003 for marketing in the U.S., the EU and subsequently other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three months ended March 31, 2011 totaled $18.7 million, compared to $14.2 million for the three months ended March 31, 2010.

We are conducting clinical trials on several investigational product candidates for the treatment of genetic diseases, including:

•	GALNS, an enzyme replacement therapy for the treatment of MPS IV A (Morquio A Syndrome, a lysosomal storage disorder);

•	PEG-PAL, an enzyme substitution therapy for the treatment of phenylketonuria or PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder; and

•	BMN-673, an orally available poly-ADP ribose polymerase (PARP) inhibitor for the treatment of patients with cancer.

We are conducting preclinical development of several other product candidates for genetic and other metabolic diseases, including BMN-111, a peptide therapeutic for the treatment of achondroplasia.

Cost of sales includes raw materials, personnel and facility and distribution costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of Kuvan and Firdapse and third-party production costs related to vialing and packaging services for all products.

Research and development includes costs associated with the research and development of product candidates and post marketing commitments related to approved products. These costs primarily include preclinical and clinical studies, personnel and raw materials costs associated with manufacturing product candidates, quality control and assurance and regulatory costs.

Selling, general and administrative expense primarily includes expenses associated with the commercialization of approved products and general and administrative costs to support our operations. These expenses include: product marketing and sales operations personnel; corporate facility operating expenses; information technology expenses and depreciation; and core corporate support functions including human resources, finance and legal, and other external corporate costs such as insurance, audit and legal fees.

Intangible asset amortization and contingent consideration includes amortization expense related to our definite-lived intangible assets associated with marketing rights in the EU for Firdapse. Contingent consideration includes increases or decreases related to changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in assumed probability adjustments, changes in assumed timing of when a milestone may be achieved and changes in assumed discount periods and rates.

Our cash, cash equivalents, short-term investments and long-term investments totaled $393.9 million as of March 31, 2011, compared to $402.3 million as of December 31, 2010. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the remainder of 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Critical Accounting Policies and Estimates

In preparing our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/(loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for business combinations, contingent acquisition consideration payable, income taxes, long-lived assets, revenue recognition and inventory have the greatest impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

Recent Accounting Pronouncements

See Note 3 of our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Income (Loss)

Net loss for the three months ended March 31, 2011 was $4.4 million, compared to net income of $1.2 million for the three months ended March 31, 2010, representing a change of $5.6 million. The change in net income was primarily a result of the following (in millions):

Net income for the period ended March 31, 2010	$1.2
Increased gross profit from product sales	21.1
Increased research and development expense	(14.9)
Increased selling, general and administrative expense	(7.0)
Increased income tax expense	(4.1)
Other individually insignificant fluctuations	(0.7)

Net loss for the period ended March 31, 2011	$(4.4)

The increase in gross profit from product sales during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a result of additional Naglazyme patients initiating therapy, additional Kuvan patients initiating therapy in the U.S., and the commercial launch of Firdapse in Europe in April 2010. The increase in research and development expense was primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs, continued international expansion of Naglazyme, the commercialization of Firdapse in Europe and bad debt expense. See below for additional information related to the primary net income (loss) fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Naglazyme	$60.6	$48.6	$12.0
Kuvan	26.7	21.2	5.5
Firdapse	3.1	0.1	3.0
Aldurazyme	18.7	14.2	4.5

Total net product revenues	$109.1	$84.1	$25.0

Net revenues and related gross profit attributed to our relationship with Genzyme were as follows (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Aldurazyme revenue reported by Genzyme	$42.8	$39.9	$2.9

Royalties due from Genzyme	$16.9	$15.9	$1.0
Incremental (previously recognized) Aldurazyme product transfer revenue	1.8	(1.7)	3.5

Total Aldurazyme net product revenues	$18.7	$14.2	$4.5

Gross profit	$13.4	$9.6	$3.8

Naglazyme net product revenues during the three months ended March 31, 2011 totaled $60.6 million, of which $53.4 million was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was positive by $0.1 million for the three months ended March 31, 2011. Gross profit from Naglazyme sales during the three months ended March 31, 2011 was $50.4 million representing gross margins of 83%. Gross profit from Naglazyme sales in the three months ended March 31, 2010 was $39.3 million representing gross margins of approximately 81%. The slight increase in gross margins during the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the impact of improved manufacturing yields. Naglazyme gross margins for the three months ended March 31, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan during the three months ended March 31, 2011 was $26.7 million, compared to $21.2 million for the three months ended March 31, 2010. Gross profit from Kuvan during the three months ended March 31, 2011 was approximately $21.9 million, representing gross margins of approximately 82%, compared to the same period in 2010 when gross profit totaled $17.7 million, representing gross margins of approximately 84%. The decrease in gross margins was attributed to larger quantities sold to Merck Serono at near manufacturing costs. Cost of goods sold for the three months ended March 31, 2011 and 2010 reflect royalties paid to third parties of approximately 9.8% and 11%, respectively. During the three months ended March 31, 2011, we earned $0.3 million in royalties from Merck Serono on net sales of $8.3 million. Royalties earned from Merck Serono during the three months ended March 31, 2010 were $0.2 million on net sales of $4.8 million. Kuvan gross margins for the three months ended March 31, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future.

We launched Firdapse in Europe on a country by country basis in April 2010. Net product revenue for Firdapse during the three months ended March 31, 2011 was $3.1 million. Net product revenue for Firdapse during the three months ended March 31, 2010 totaled $0.1 million and was comprised solely of named patient sales. Gross profit from Firdapse for the three months ended March 31, 2011 was $2.6 million representing gross margins of 82%.

During the three months ended March 31, 2011, Aldurazyme gross margins were 72%, compared to the three months ended March 31, 2010 when gross margins were 67%. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in gross margins is attributed to a shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Total cost of sales during the three months ended March 31, 2011 was $20.8 million, compared to $17.4 million during the three months ended March 31, 2010. The increase in cost of sales during the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributed to the increase in product sales.

Royalty and License Revenues

Royalty and license revenues were as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Orapred product royalties	$0	$0.5
6R-BH4 royalty revenues	0.3	0.2

Total	$0.3	$0.7

Royalty and license revenues include Orapred product royalties, a product we acquired in 2004 and sublicensed in 2006, and 6R-BH4 royalty revenues for product sold in Japan. There is no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

We receive a royalty of 10% to 30% on net sales of Orapred from Shionogi Inc. and a 15% royalty on net sales of 6R-BH4 from Daiichi Sankyo Co., LTD. Shionogi Inc. recorded no net sales during the three months ended March 31, 2011.

Research and Development

Research and development increased by $14.9 million to $45.0 million during the three months ended March 31, 2011, from $30.1 million during the three months ended March 31, 2010. The change in research and development was primarily a result of the following (in millions):

Research and development for the period ended March 31, 2010	$30.1
Increased GALNS for MPS IV A development expenses	7.1
Increased BMN-701 development expenses	2.3
Increased PEG-PAL development expenses	1.8
Increased BMN-673 development expenses	1.1
Increased ongoing development expenses related to commercial products	1.6
Decreased Duchenne muscular dystrophy development expenses	(1.6)
Increased stock-based compensation expense related to research and development	0.5
Increase in non-allocated research and development expenses and other net changes	2.1

Research and development for the period ended March 31, 2011	$45.0

The increase in GALNS and PEG-PAL development expense was attributed to increased clinical trial activities related to these product candidates. The increase in BMN-673 development expense relates to pre-clinical activities related to the product candidate acquired from LEAD Therapeutics, Inc. (LEAD) in February 2010. The increase in BMN-701 development expense relates to clinical activities related to the product candidate acquired from ZyStor Therapeutics, Inc. (ZyStor) in October 2010. The increase in research and development expenses related to commercial products was primarily attributed to long-term Firdapse clinical activities related to post-approval regulatory commitments in the EU. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increases in general research costs and research and development personnel costs that are not allocated to specific programs. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our approved products and spending on our GALNS, PEG-PAL, Firdapse, BMN-673 and BMN-701 programs and our other product candidates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

Selling, general and administrative increased by $7.0 million to $41.0 million during the three months ended March 31, 2011, from $34.0 million during the three months ended March 31, 2010. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative for period ended March 31, 2010	$34.0
Increased sales and marketing expenses related to commercial products	2.8
Bad debt expense	0.9
Increased stock-based compensation expense	0.9
Net increase in corporate overhead and other administrative expenses	2.4

Selling, general and administrative for the period ended March 31, 2011	$41.0

We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively, and spending related to the European commercialization of Firdapse, which launched in April 2010. The increase in corporate overhead and other administrative costs during three months ended March 31, 2011 was primarily comprised of increased employee related costs, legal costs, accounting costs, and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the European commercialization activities for Firdapse and the U.S. commercialization activities for Kuvan.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration is comprised of amortization of the European marketing rights for Firdapse and changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses. Changes in the fair value of contingent acquisition consideration payable results from adjustments to the discount rates and updates to the assumed probability of achievement or timing of milestones. Intangible asset amortization and contingent consideration for the three months ended March 31, 2011 was $0.3 million, compared to $0.7 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, amortization of acquired intangible assets amounted to $0.8 million and was partially offset by a $0.5 million decrease in the fair value of the contingent acquisition consideration payable. Intangible asset amortization and contingent consideration for the three months ended March 31, 2010 was comprised solely of the increase in the fair value of contingent acquisition consideration payable. The increase in the intangible asset amortization portion was attributed to the European commercial launch of Firdapse in April 2010 and the decrease in the contingent consideration amounts were due to changes in the fair value of contingent acquisition consideration payable resulting from changes in estimated probability and the estimated timing of when certain milestones may be achieved.

See Notes 5, 6 and 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional discussion.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the joint venture, with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $0.5 million for the three months ended March 31, 2011, compared to $0.7 million for the three months ended March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.8 million during the three months ended March 31, 2011, compared to $1.2 million during the three months ended March 31, 2010. The reduced interest income during the three months ended March 31, 2011 was due to decreased levels of cash and investments and lower market interest rates. We expect that interest income will continue to decline during the remainder of 2011 as compared to 2010 due to lower cash and investment balances and reduced interest yields.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt. Interest expense during the three months ended March 31, 2011 was $2.1 million, compared to $2.4 million during the three months ended March 31, 2010. The decrease in interest expense was attributed to the early conversion of $119.6 million in aggregate principal of our 2013 Notes in November 2010. We expect interest expense for the remainder of 2011 will continue at $2.1 million per quarter based on our amount of debt at March 31, 2011. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional discussion.

Provision for Income Taxes

Income tax expense during the three months ended March 31, 2011 was $4.8 million, compared to $0.6 million during the three months ended March 31, 2010. The provision for income tax in the first quarter of 2011 consisted of foreign and state current and deferred tax expense related to the utilization of a portion of our federal net operating loss carryforwards. The provision for income tax in the first quarter of 2010 was primarily attributable to federal alternative minimum tax and foreign and state income taxes. We released $230.6 million of our valuation allowance in 2010, resulting in lower tax expense in 2010 and the recognition of deferred income tax expense in 2011. See Note 22 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional discussion.

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the remainder of 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Our financial condition as of March 31, 2011 and December 31, 2010 was as follows (in millions):

	March 31, 2011	December 31, 2010	Change
Cash and cash equivalents	$90.8	$88.1	$2.7
Short-term investments	161.8	186.0	(24.2)
Long-term investments	141.3	128.2	13.1

Cash, cash equivalents and investments	$393.9	$402.3	$(8.4)

Current assets	$503.8	$504.3	$(0.5)
Current liabilities	76.0	83.8	(7.8)

Working capital	$427.8	$420.5	$7.3

Convertible debt	$377.5	$377.5	$0

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash flows for each of the three months ended March 31, 2011 and 2010 is summarized as follows (in millions):

	2011	2010	Change
Cash and cash equivalents at the beginning of the year	$88.1	$167.2	$(79.1)
Net cash provided by (used in) operating activities	(3.5)	3.3	(6.8)
Net cash provided by (used in) investing activities	3.0	(70.6)	73.6
Net cash provided by financing activities	3.2	9.1	(5.9)

Cash and cash equivalents at the end of the year	90.8	109.0	(18.2)
Short-term and long-term investments	303.1	343.4	(40.3)

Cash, cash equivalents and investments	$393.9	$452.4	$(58.5)

Net cash used in operating activities during the three months ended March 31, 2011 was $3.5 million, compared to net cash provided of $3.3 million during the three months ended March 31, 2010. Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash items and changes in our working capital balances. The decrease in net cash provided by operating activities during the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was primarily due to a $5.6 million higher net loss, $10.6 increase in accounts receivable build and a $4.2 million decrease in accounts payable and accrued liabilities build due to the timing of payments, offset by a $5.0 million decrease in other current assets and increased non-cash expense including deferred income taxes of $3.9 million, stock based compensation expense of $1.5 million and depreciation and amortization of $3.2 million.

Net cash provided by investing activities during the three months ended March 31, 2011 was $3.0 million, compared to net cash used of $70.6 million during the three months ended March 31, 2010. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures and cash paid for net assets acquired in business combinations. The decrease in net cash used in investing activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to decreased capital expenditures of $7.9 million, lower spending on business acquisitions of $14.1 million and $50.7 million of net maturities of investment securities, compared to the three months ended March 31, 2010.

Net cash provided by financing activities during the three months ended March 31, 2011 was $3.2 million, compared to net cash provided by financing activities of $9.1 million during the three months ended March 31, 2010. Our financing activities primarily include payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the ESPP and stock option exercises. The decrease in our net cash provided by financing activities during the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was due to decreased proceeds from ESPP and stock option exercises of $6.1 million.

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

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes). The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. There is no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2013. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock. Our $377.5 million of total convertible debt as of March 31, 2011 will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayments of the debt.

We expect to fund our operations with our net product revenues from our commercial products; cash; cash equivalents; short-term and long-term investments supplemented by proceeds from equity or debt financings; and loans or collaborative

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

agreements with corporate partners, each to the extent necessary. We expect our current cash, cash equivalents and short-term and long-term investments will meet our operating and capital requirements for the foreseeable future based on our current long-term business plans and assuming that we are able to achieve our long-term goals. This expectation could also change depending on how much we elect to spend on our development programs and for potential licenses and acquisitions of complementary technologies, products and companies.

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three months ended March 31, 2011 and 2010 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended March 31,		Since Program Inception
	2011	2010
Naglazyme	$2.3	$2.2	$144.4
Kuvan	2.6	3.0	116.7
Firdapse	2.5	0.6	11.8
GALNS for MPS IV A	11.0	3.9	73.2
BMN-673	1.7	0.6	10.0
BMN-701	2.3	0	4.8
PEG-PAL	6.2	4.4	65.0
Not allocated to specific major current projects	16.4	15.4	374.3

Totals	$45.0	$30.1	$800.2

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors included in such Annual Report on Form 10-K:

•

If we fail to maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased;

•

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain;

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

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of Naglazyme, Kuvan, Firdapse and Aldurazyme; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating lease commitments totaling $20.0 million that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

We are also subject to contingent payments related to various development activities totaling approximately $356.5 million, which are due upon achievement of certain development, commercial and licensing milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2011 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

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

Other than the addition of the risk factor discussed below, there have been no material changes as of March 31, 2011 from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factor set forth below replaces the previous risk factor relating to the Genzyme/Sanofi-Aventis acquisition that was disclosed in our Annual Report on Form 10-K for the year ending December 31, 2010.

The impact of the recently announced transaction between Genzyme and Sanofi-Aventis (Sanofi) on our current relationship with Genzyme regarding Aldurazyme is uncertain and could result in reduced sales of Aldurazyme and reduced revenue and profit for BioMarin.

On April 8, 2011, Sanofi announced that it had completed its acquisition of Genzyme, which is now a wholly-owned subsidiary of Sanofi. Sanofi’s management has indicated that they are committed to continuing the current relationship and maximizing Aldurazyme sales. However, we cannot predict the impact of the transaction on the management structure at Genzyme or the operational team responsible for Aldurazyme. If there is substantial turnover in the organization or if the Aldurazyme marketing efforts are substantially reduced, sales of Aldurazyme could decline and our revenues could be reduced.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: April 29, 2011	By	/S/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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