Form 10-Q
period 2011-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2011-08-01
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,827,290 shares of common stock, par value $0.001, outstanding as of July 15, 2011.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

	June 30, 2011	December 31, 2010 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,956	$88,079
Short-term investments	145,964	186,033
Accounts receivable, net (allowance for doubtful accounts: $969 and $63, respectively)	106,606	86,576
Inventory	112,299	109,698
Other current assets	36,286	33,874

Total current assets	514,111	504,260
Investment in BioMarin/Genzyme LLC	1,121	1,082
Long-term investments	153,206	128,171
Property, plant and equipment, net	216,496	221,866
Intangible assets, net	101,736	103,648
Goodwill	53,055	53,364
Long-term deferred tax assets	228,400	236,017
Other assets	12,267	14,215

Total assets	$1,280,392	$1,262,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,035	$83,844

Total current liabilities	82,035	83,844
Convertible debt	377,520	377,521
Other long-term liabilities	88,532	84,001

Total liabilities	548,087	545,366

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2011 and December 31, 2010: 111,564,800 and 110,634,465 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	112	111
Additional paid-in capital	1,122,732	1,090,188
Company common stock held by Nonqualified Deferred Compensation Plan	(3,903)	(1,965)
Accumulated other comprehensive income (loss)	(5,923)	188
Accumulated deficit	(380,713)	(371,265)

Total stockholders’ equity	732,305	717,257

Total liabilities and stockholders’ equity	$1,280,392	$1,262,623

(1)	December 31, 2010 balances were derived from the audited consolidated financial statements.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 and 2010

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Net product revenues	$109,616	$90,592	$218,692	$174,665
Collaborative agreement revenues	153	176	278	377
Royalty and license revenues	862	1,182	1,117	1,861

Total revenues	110,631	91,950	220,087	176,903
OPERATING EXPENSES:
Cost of sales (excludes amortization of developed product technology)	19,263	14,401	40,059	31,813
Research and development	52,909	35,649	97,889	65,746
Selling, general and administrative	41,015	37,277	82,089	71,277
Intangible asset amortization and contingent consideration	(3,324)	1,580	(3,012)	2,234

Total operating expenses	109,863	88,907	217,025	171,070

INCOME FROM OPERATIONS	768	3,043	3,062	5,833
Equity in the loss of BioMarin/Genzyme LLC	(667)	(864)	(1,209)	(1,555)
Interest income	798	1,035	1,580	2,225
Interest expense	(2,072)	(2,635)	(4,213)	(5,064)
Net gain from sale of investments	0	0	0	927

INCOME BEFORE INCOME TAXES	(1,173)	579	(780)	2,366
Provision for income taxes	3,904	1,056	8,668	1,692

NET INCOME (LOSS)	$(5,077)	$(477)	$(9,448)	$674

NET INCOME (LOSS) PER SHARE, BASIC	$(0.05)	$(0.00)	$(0.09)	$0.01

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.05)	$(0.01)	$(0.09)	$0.01

Weighted average common shares outstanding, basic	111,114	101,712	110,884	101,431
Weighted average common shares outstanding, diluted	111,114	101,834	110,884	104,347

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,448)	$674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,116	11,987
Amortization of discount on investments	2,053	2,501
Equity in the loss of BioMarin/Genzyme LLC	1,209	1,555
Stock-based compensation	20,937	18,233
Net gain from sale of investments	0	(927)
Deferred income taxes	6,993	0
Excess tax benefit from stock option exercises	(28)	(13)
Unrealized foreign exchange (gain) loss on forward contracts	2,117	(1,475)
Changes in the fair value of contingent acquisition consideration payable	(4,624)	1,453
Changes in operating assets and liabilities:
Accounts receivable, net	(20,030)	(4,142)
Inventory	(2,601)	(5,116)
Other current assets	(3,258)	1,287
Other assets	1,749	(2,646)
Accounts payable and accrued liabilities	(2,687)	1,753
Other long-term liabilities	569	347

Net cash provided by operating activities	10,067	25,471

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,151)	(29,348)
Maturities and sales of investments	145,639	50,682
Purchase of available-for-sale investments	(132,565)	(89,472)
Business acquisitions, net of cash acquired	0	(14,124)
Investments in BioMarin/Genzyme LLC	(1,248)	(1,465)

Net cash provided by (used in) investing activities	3,675	(83,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan (ESPP) and exercise of stock options	11,578	13,166
Excess tax benefit from stock option exercises	28	13
Payment of contingent acquisition consideration payable	0	(6,230)
Repayment of capital lease obligations	(471)	(85)

Net cash provided by financing activities	11,135	6,864

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,877	(51,392)
Cash and cash equivalents:
Beginning of period	$88,079	$167,171

End of period	$112,956	$115,779

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$3,683	$4,524
Cash paid for income taxes	2,298	1,183
Stock-based compensation capitalized into inventory	2,479	2,324
Depreciation capitalized into inventory	2,002	1,679
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Changes in accrued liabilities related to fixed assets	$(1,896)	$5,790
Equipment acquired through capital leases	366	0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Through June 30, 2011, the Company had accumulated losses of approximately $380.7 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at June 30, 2011 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2011.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2011, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Standards Updates 2010-13 and 2010-17, Multiple Deliverable Revenue Arrangements (ASU 2010-13) and Revenue Recognition – Milestone Method (ASU 2010-17); the adoption of these accounting principles did not have an impact on the Company’s consolidated financial statements.

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

(4) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at June 30, 2011 and December 31, 2010. The principal amounts of short-term and long-term investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date For the Years Ending December 31,					Unrealized Gain	Aggregate Fair Value at June 30, 2011
	2011	2012	2013	2014	Total Book Value at June 30, 2011
Certificates of deposit	$12,555	$34,414	$13,253	$0	$60,222	$14	$60,236
Commercial paper	31,722	3,985	0	0	35,707	18	35,725
Corporate securities	24,744	89,391	21,907	3,100	139,142	690	139,832
U.S. Government agency securities	10,003	23,797	21,533	8,010	63,343	34	63,377

Total	$79,024	$151,587	$56,693	$11,110	$298,414	$756	$299,170

	Contractual Maturity Date For the Years Ending December 31,				Unrealized Gain	Aggregate Fair Value at December 31, 2010
	2011	2012	2013	Total Book Value at December 31, 2010
Certificates of deposit	$29,844	$22,748	$3,093	$55,685	$8	$55,693
Commercial paper	27,439	0	0	27,439	18	27,457
Corporate securities	80,062	63,046	8,809	151,917	598	152,515
U.S. Government agency securities	48,480	28,021	2,000	78,501	38	78,539

Total	$185,825	$113,815	$13,902	$313,542	$662	$314,204

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of June 30, 2011. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of June 30, 2011 and December 31, 2010 were as follows:

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at June 30, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$8,861	$(4)	$10,622	$(4)	$19,483	$(8)
Commercial paper	1,996	(1)	0	0	1,996	(1)
Corporate securities	8,480	(7)	4,750	(8)	13,230	(15)
U.S. Government agency securities	0	0	12,029	(5)	12,029	(5)

Total	$19,337	$(12)	$27,401	$(17)	$46,738	$(29)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$13,283	$(21)	$1,678	$(1)	$14,961	$(22)
Commercial paper	7,486	(1)	0	0	7,486	(1)
Corporate securities	19,606	(7)	18,437	(68)	38,043	(75)
U.S. Government agency securities	0	0	16,463	(33)	16,463	(33)

Total	$40,375	$(29)	$36,578	$(102)	$76,953	$(131)

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30, 2011	December 31, 2010
Leasehold improvements	$40,482	$40,196
Building and improvements	138,234	138,025
Manufacturing and laboratory equipment	68,535	59,711
Computer hardware and software	43,974	37,651
Furniture and equipment	6,995	6,573
Land	10,056	10,056
Construction-in-progress	7,948	14,729

	$316,224	$306,941
Less: Accumulated depreciation	(99,728)	(85,075)

Total property, plant and equipment, net	$216,496	$221,866

On June 22, 2011 the Company entered into an asset purchase agreement (Asset Purchase Agreement) with Pfizer Biotechnology Ireland (Pfizer) to acquire a bulk biologics manufacturing plant located in Shanbally, County Cork, Ireland (Facility). Pursuant to the Asset Purchase Agreement, BioMarin Ireland has agreed to purchase the Facility for a price of $48.5 million. The closing of the purchase under the terms of the Asset Purchase Agreement is subject to customary closing conditions, including the transfer of the environmental license from the Irish Environmental Protection Agency, and is expected to be completed in the third quarter of 2011.

Depreciation expense during the three and six months ended June 30, 2011 was $7.4 million and $14.7 million, respectively, of which $1.0 million and $2.0 million was capitalized into inventory, respectively. Depreciation expense during the three and six months ended June 30, 2010 was $5.2 million and $10.1 million, respectively, of which $0.8 million and $1.7 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for both the three and six months ended June 30, 2011 was $20, compared to the three and six months ended June 30, 2010 when capitalized interest was $0.3 million and $0.7 million, respectively.

(6) INVENTORY

Inventory consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$14,159	$11,174
Work-in-process	53,302	65,336
Finished goods	44,838	33,188

Total inventory	$112,299	$109,698

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Inventory as of June 30, 2011 and December 31, 2010 includes $12.6 million and $14.8 million, respectively, of Naglazyme product manufactured in the Company’s recently expanded production facility. The Company’s expansion of its manufacturing facility, as for any new manufacturing facility or process, is required to be approved by the U.S. Food and Drug Administration (FDA) and similar ex-US regulatory agencies before the product manufactured in this facility can be sold commercially. As of June 30, 2011, the expanded facility and new process have not been approved by the FDA or any other regulatory agency; however, the Company expects to receive FDA approval in early 2012 and realize the costs of the remaining Naglazyme pre-qualification inventories through future sales.

(7) SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current assets consisted of the following:

	June 30, 2011	December 31, 2010
Non-trade receivables	$4,614	$7,308
Prepaid expenses	14,431	8,452
Foreign currency exchange forward contract asset	0	1,221
Current deferred tax assets	16,658	16,658
Other	583	235

Total other current assets	$36,286	$33,874

Intangible assets, net consisted of the following:

	June 30, 2011	December 31, 2010
Intangible assets:
Finite-lived intangible assets	$37,242	$37,242
Indefinite-lived intangible assets	70,396	70,396

Gross intangible assets:	107,638	107,638
Less: Accumulated amortization	(5,902)	(3,990)

Net carrying value	$101,736	$103,648

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Accounts payable	$7,252	$4,956
Accrued accounts payable	19,920	24,410
Accrued vacation expense	6,897	5,629
Accrued compensation expense	11,671	15,913
Accrued taxes payable	112	529
Accrued interest expense	1,650	1,804
Accrued royalties payable	6,390	5,362
Other accrued operating expenses	5,669	4,330
Accrued rebates payable	6,171	5,899
Current portion of contingent acquisition consideration payable	3,000	8,794
Value added taxes payable	4,076	2,950
Current portion of foreign currency exchange forward contract liability	6,080	1,673
Other	3,147	1,595

Total accounts payable and accrued liabilities	$82,035	$83,844

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Other long-term liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Long-term portion of deferred rent	$991	$957
Long-term portion of contingent acquisition consideration payable	35,786	34,924
Long-term portion of deferred compensation liability	7,431	5,213
Long-term income taxes payable	5,839	5,584
Deferred tax liabilities	36,517	36,517
Other	1,968	806

Total other long-term liabilities	$88,532	$84,001

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

At June 30, 2011, the Company had 115 forward foreign currency exchange contracts outstanding to sell a total of 71.1 million Euros with expiration dates ranging from July 2011 through December 2012. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme, Firdapse and Aldurazyme revenues. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of Financial Accounting Standards Board Accounting Standards Codification Subtopic 815-30, Derivatives and Hedging- Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At June 30, 2011, separate from the 115 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 24.9 million Euros that was not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through December 2012. Over the next twelve months, the Company expects to reclassify $6.3 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

At June 30, 2011 and December 31, 2010, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives June 30, 2011		Liability Derivatives June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$5,981
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	185

Total		$0		$6,166

Derivatives not designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$99

Total		$0		$99

Total derivative contracts		$0		$6,265

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$1,221	Accounts payable and accrued liabilities	$1,596
Forward foreign currency exchange contracts	Other assets	275	Other long-term liabilities	0

Total		$1,496		$1,596

Derivatives not designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$77

Total		$0		$77

Total derivative contracts		$1,496		$1,673

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(372)	$6,178	$(6,208)	$10,236
Net gain (loss) reclassified from accumulated OCI into income (2)	(1,994)	1,835	(2,114)	2,109
Net gain (loss) recognized in income (3)	(177)	234	148	320
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income (4)	$(923)	$1,946	(2,731)	3,263

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

At June 30, 2011 and December 31, 2010, accumulated other comprehensive income/loss associated with foreign currency forward contracts qualifying for hedge accounting treatment was a loss of $6.5 million and $0.2 million, respectively.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

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

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt and in each of the three and six months ended June 30, 2011 and 2010, the Company recognized amortization of expense of $0.2 million and $0.4 million, respectively.

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

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of approximately $60,000 and $121,000 for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010 when amortization expense was $0.2 million and $0.4 million, respectively. The decrease in amortization expense for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010 was attributed to the conversion of $119.6 million in aggregate principal of the 2013 Notes in November 2010.

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

Interest expense on the Company’s convertible debt for the three and six months ended June 30, 2011 was $2.2 million and $4.4 million, respectively, compared to the three and six months ended June 30, 2010 when interest expense related to the Company’s convertible debt was $2.6 million and $5.2 million, respectively. The decrease in interest expense related to the Company’s convertible debt in the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010 was attributed to the November 2010 conversion of $119.6 million in aggregate principal of the 2013 Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(10) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels at June 30, 2011 and December 31, 2010.

	Fair Value Measurements at June 30, 2011
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$98,192	$98,192	$0		$0
Money market instruments	14,764	0	14,764		0

Total cash and cash equivalents	$112,956	$98,192	$14,764		$0

Available-for-sale securities
Short-term
Certificates of deposit	$26,762	$0	$26,762		$0
Commercial paper	35,725	0	35,725		0
Corporate securities	73,466	0	73,466		0
U.S. Government agency securities	10,011	0	10,011		0
Long-term
Certificates of deposit	33,474	0	33,474		0
Commercial paper	0	0	0		0
Corporate securities	66,366	0	66,366		0
U.S. Government agency securities	53,366	0	53,366		0

Total available-for-sale securities	$299,170	$0	$299,170		$0

Deferred compensation asset (1)	3,379	0	3,379		0

Total assets	$415,505	$98,192	$317,313	$

Liabilities:
Deferred compensation liability (3)	$8,070	$4,692	$3,378		$0
Forward foreign currency exchange contract liability (2)	6,265	0	6,265		0
Contingent acquisition consideration payable (4)	38,786	0	0		38,786

Total liabilities	$53,121	$4,692	$9,643		$38,786

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

	Fair Value Measurements at December 31, 2010
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$51,647	$51,647	$0	$0
Money market instruments	36,432	0	36,432	0

Total cash and cash equivalents	$88,079	$51,647	$36,432	$0

Available-for-sale securities
Short-term
Certificates of deposit	$29,845	$0	$29,845	$0
Commercial paper	27,457	0	27,457	0
Corporate securities	80,186	0	80,186	0
U.S. Government agency securities	48,545	0	48,545	0
Long-term
Certificates of deposit	25,848	0	25,848	0
Commercial paper	0	0	0	0
Corporate securities	72,329	0	72,329	0
U.S. Government agency securities	29,994	0	29,994	0

Total available-for-sale securities	$314,204	$0	$314,204	$0

Deferred compensation asset (1)	2,748	0	2,748	0
Forward foreign currency exchange contract asset (2)	1,496	0	1,496	0

Total assets	$406,527	$51,647	$354,880	$0

Liabilities:
Deferred compensation liability (3)	$5,560	$2,812	$2,748	$0
Forward foreign currency exchange contract liability (2)	1,673	0	1,673	0
Contingent acquisition consideration payable (4)	43,718	0	0	43,718

Total liabilities	$50,951	$2,812	$4,421	$43,718

(1)	At June 30, 2011 and December 31, 2010, 93% and 97% of the deferred compensation asset balance was included in other assets and the remainder of the balance was included in other current assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	See Note 8 for further information regarding the Company’s derivative instruments.
(3)	At June 30, 2011 and December 31, 2010, 92% and 94%, respectively, of the deferred compensation liability balance was included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Condensed Company’s Consolidated Balance Sheets.
(4)	At June 30, 2011 and December 31, 2010, 92% and 80%, respectively, of the contingent acquisition consideration payable was included in other long-term liabilities, respectively, and 8% and 20%, respectively, was included in accounts payable, accrued liabilities and other current assets.

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

During the three and six months ended June 30, 2011, the fair value of the contingent acquisition consideration payable decreased by $4.1 million and $4.9 million, respectively, due to changes in estimated probability and assumed timing of achievement of certain milestones. Approximately $0.3 million of this change was recorded as a reduction to goodwill during the first quarter of 2011 due to an adjustment to the original assumptions related to the acquisition of LEAD Therapeutics, Inc. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include assumed probabilities, timing of when a milestone may be attained and assumed discount periods and rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

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

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2011. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2006 Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option Valuation Assumptions	2011	2010	2011	2010
Expected volatility	48%	52%	48%	52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.4 years	6.1 years	6.4 years	6.2 years
Risk-free interest rate	2.0%	2.6%	2.1%	2.7%
Weighted average fair value of common stock per share	$27.57	$21.46	$27.41	$21.37

During the six months ended June 30, 2011, the Company granted 3.3 million options with a weighted average option value of $13.46 per option.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
Employee Stock Purchase Plan	2011	2010
Expected volatility	48%	52%
Dividend yield	0.0%	0.0%
Expected life	6 – 24 months	6 – 24 months
Risk-free interest rate	0.2 – 0.3%	0.3% – 1.0%
Weighted average fair value of common stock per share	$27.30	$22.76

Restricted Stock Units with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2011, the Company granted 0.3 million RSUs with a weighted average fair market value of $27.45 per share.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Restricted Stock Unit Awards with Performance and Market Vesting Conditions

On June 1, 2011, pursuant to the Board of Directors approval, the Company granted RSU awards under the 2006 Share Incentive Plan to certain executive officers that provide for a base award of 875,000 RSUs (Base RSUs) that may be adjusted up or down to 75% to 125% of the total Base RSUs. The vesting of the Base RSUs under this specific grant is contingent upon the achievement of multiple performance conditions, including the following:

Strategic Performance Goals	Percentage of Base RSUs to Vest Upon Achievement of Goal	Base Number of RSUs Granted Before TSR Multiplier
Product Goals
Approval of GALNS in the U.S. or EU prior to December 31, 2015	35%	306,250
Approval of PEG-PAL or any other non-GALNS product in the U.S. or EU prior to December 31, 2015	25%	218,750
Financial Goal
Total revenues of at least $775.0 million in fiscal 2015	40%	350,000

		875,000

The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return (TSR) multiplier which could range from 75% to 125% to determine the number of earned RSUs. The TSR multiplier will be determined based on the Company’s TSR percentile ranking relative to the TSR of the NASDAQ Biotechnology Index on December 31, 2015. TSR is calculated based on the 20-trading day average prices before the beginning and end of the performance period of the Company’s common stock and each comparator company in the NASDAQ Biotechnology Index. The measurement period for the performance and TSR conditions is from June 1, 2011 through December 31, 2015, subject to certain change of control provisions (the Performance Period). The Company’s TSR percentile ranking within the NASDAQ Biotechnology Index will result in a TSR multiplier ranging from 75% to 125%. The RSUs earned at the end of the Performance Period, will vest on the filing date of the Company’s Annual Report on Form 10-K for the 2015 fiscal year, subject to certain holding periods. The maximum number of RSUs that could vest if all performance conditions are achieved and a TSR multiplier of 125% is applied would be 1,093,750 RSUs.

Stock-based compensation expense for this award will be recognized over the service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. Accordingly, because the Company’s management has not yet determined the goals are probable of achievement as of June 30, 2011, no compensation expense has been recognized for these awards for the three and six months ended June 30, 2011.

The Company utilized a Monte Carlo simulation model to estimate the TSR multiplier and determined the grant date fair value of $32.61 on June 1, 2011. The assumptions used to estimate the fair value of this award with performance and market vesting conditions were as follows:

Restricted Stock Unit Awards With Performance and Market Vesting Conditions
Fair value of the Company’s common stock on grant date	$28.11
Expected volatility	47.95%
Risk-free interest rate	1.42%
Dividend yield	0.0%

The Monte Carlo simulation model also assumed correlations of returns of the stock prices of the Company’s common stock and the common stock of a peer group of companies and historical stock price volatilities of the peer group of companies. The valuation model also used terms based on the length of the performance period and compound annual growth rate goals for total stockholder return based on the provisions of the award.

Compensation expense included in the Company’s Condensed Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$1,127	$781	$2,529	$1,809
Research and development	4,024	3,442	7,698	6,623
Selling, general and administrative	5,456	4,943	10,760	9,279

Total stock-based compensation expense	$10,607	$9,166	$20,987	$17,711

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

During the six months ended June 30, 2011 and 2010, stock-based compensation of $2.5 million and $2.3 million was capitalized into inventory, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(12) EARNINGS (LOSS) PER SHARE

Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested restricted stock, common stock issued into the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss), basic	$(5,077)	$(477)	$(9,448)	$674
Gain on Company common stock issued to the Nonqualified Deferred Compensation Plan	0	(324)	0	(49)

Net income (loss), diluted	$(5,077)	$(801)	$(9,448)	$625

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	111,114	101,712	110,884	101,431
Effect of dilutive securities:
Stock options	0	0	0	2,156
Potentially issuable restricted common stock	0	0	0	110
Potentially issuable common stock for ESPP purchases	0	0	0	528
Common stock issued to the Nonqualified Deferred Compensation Plan	0	122	0	122

Fully diluted weighted-average shares	111,114	101,834	110,884	104,347

Basic earnings per common share	$(0.05)	$(0.00)	$(0.09)	$0.01
Diluted earnings per common share	$(0.05)	$(0.01)	$(0.09)	$0.01

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	17,442	16,046	17,442	13,890
Common stock issuable under convertible debt	19,130	26,343	19,130	26,343
Unvested restricted stock units	960	426	960	316
Potentially issuable common stock for ESPP purchases	272	530	269	0
Common stock issued to the Nonqualified Deferred Compensation Plan	172	0	172	0

Total	37,976	43,345	37,973	40,549

(13) COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains and losses on foreign currency hedges and changes in the Company’s cumulative foreign currency translation account. The provision for income taxes related to the items included in other comprehensive income (loss), assuming they were recognized in income, would be approximately $0.4 million at both June 30, 2011 and December 31, 2010.

During the three and six months ended June 30, 2011, total comprehensive loss was approximately $5.2 million and $15.6 million, respectively, compared to the three and six months ended June 30, 2010 when total comprehensive income was $5.3 million and $10.0 million, respectively. The fluctuation in accumulated other comprehensive income (loss) was comprised of the following:

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized gain (loss) loss on available-for-sale securities	$238	$(360)	$94	$(944)
Net unrealized gain (loss) on foreign currency hedges, net of taxes	(372)	6,180	(6,209)	10,237
Net foreign currency translation gain (loss)	(2)	(1)	4	(2)

Change in accumulated other comprehensive income (loss)	$(136)	$5,819	$(6,111)	$9,291

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Region:
United States	49%	53%	48%	52%
Europe	20%	26%	23%	24%
Latin America	15%	10%	14%	11%
Rest of World	16%	11%	15%	13%

Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s three largest customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	18%	19%	18%	18%
Customer B	16%	19%	17%	18%
Customer C	12%	8%	12%	10%

Total	46%	46%	47%	46%

The accounts receivable balances at June 30, 2011 and December 31, 2010 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 39% and 16% of the June 30, 2011 accounts receivable balance, compared to December 31, 2010 when the two largest customers accounted for 47% and 17% of the accounts receivable balance. As of June 30, 2011 and December 31, 2010, accounts receivable included $24.5 million and $23.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

(15) CONTINGENCIES

The Company is subject to contingent payments totaling approximately $361.6 million upon achievement of certain regulatory, commercial and licensing milestones if they occur before certain dates in the future.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net product revenues	$109.6	$90.6	$218.7	$174.7
Cost of sales	19.3	14.4	40.1	31.8
Research and development expense	52.9	35.6	97.9	65.7
Selling, general and administrative expense	41.0	37.3	82.1	71.3
Net income (loss)	(5.1)	(0.5)	(9.4)	0.7
Stock-based compensation expense	10.6	9.2	21.0	17.7

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI) received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and six months ended June 30, 2011 totaled $60.3 million and $120.9 million, respectively, compared to $47.3 million and $95.9 million for the three and six months ended June 30, 2010, respectively.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the three and six months ended June 30, 2011 totaled $28.8 million and $55.5 million, respectively, compared to $24.7 million and $45.9 million for the three and six months ended June 30, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

In December 2009, the European Medicines Agency (EMA) granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), or 3-4-DAP, for the treatment of Lambert Eaton Myasthenic Syndrome (LEMS). We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the three and six months ended June 30, 2011 totaled $3.2 million and $6.3 million, respectively, compared to $1.1 million and $1.2 million for the three and six months ended June 30, 2010, respectively. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and initiated a Phase 3 clinical trial in the second quarter of 2011.

Aldurazyme, which was developed in collaboration with Genzyme, was approved in 2003 for marketing in the U.S., the EU and subsequently other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three and six months ended June 30, 2011 totaled $17.3 million and $36.0 million, respectively, compared to $17.5 million and $31.7 million for the three and six months ended June 30, 2010, respectively.

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

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of Kuvan and Firdapse and third-party production costs related to vialing and packaging services for all products.

Research and development includes costs associated with the research and development of product candidates and post-marketing research commitments related to approved products. These costs primarily include preclinical and clinical studies, personnel and raw materials costs associated with manufacturing product candidates, quality control and assurance and regulatory costs.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $412.1 million as of June 30, 2011, compared to $402.3 million as of December 31, 2010. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the remainder of 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2011, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

Recent Accounting Pronouncements

See Note 3 of our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Income (Loss)

Net loss for the three months ended June 30, 2011 was $5.1 million, compared to net loss of $0.5 million for the three months ended June 30, 2010, representing a change of $4.6 million. Net loss for the six months ended June 30, 2011 was $9.4 million, compared to net income of $0.7 million for the six months ended June 30, 2010, representing a change of $10.1 million. The change in net income was primarily a result of the following (in millions):

	Three Months	Six Months
Net income (loss) for the period ended June 30, 2010	$(0.5)	$0.7
Increased gross profit from product sales	14.2	35.8
Increased research and development expense	(17.3)	(32.1)
Increased selling, general and administrative expense	(3.7)	(10.8)
Decrease in the contingent acquisition consideration payable	4.1	4.6
Increased income tax expense	(2.8)	(7.0)
Other individually insignificant fluctuations	0.9	(0.6)

Net loss for the period ended June 30, 2011	$(5.1)	$(9.4)

The increase in gross profit from product sales during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily a result of additional Naglazyme patients initiating therapy, additional Kuvan patients initiating therapy in the U.S., and the commercial launch of Firdapse in Europe in April 2010. The increase in research and development expense was primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs, continued international expansion of Naglazyme, U.S. commercialization activities related to Kuvan, the commercialization of Firdapse in Europe and bad debt expense. See below for additional information related to the primary net income (loss) fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Naglazyme	$60.3	$47.3	$13.0	$120.9	$95.9	$25.0
Kuvan	28.8	24.7	4.1	55.5	45.9	9.6
Firdapse	3.2	1.1	2.1	6.3	1.2	5.1
Aldurazyme	17.3	17.5	(0.2)	36.0	31.7	4.3

Total net product revenues	$109.6	$90.6	$19.0	$218.7	$174.7	$44.0

Net revenues and related gross profit attributed to our relationship with Genzyme were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Aldurazyme revenue reported by Genzyme	$44.5	$43.7	$0.8	$87.2	$83.5	$3.7

Royalties due from Genzyme	$17.3	$17.7	$(0.4)	$34.0	$33.7	$0.3
Incremental (previously recognized) Aldurazyme product transfer revenue	0	(0.2)	0.2	2.0	(2.0)	4.0

Total Aldurazyme net product revenues	$17.3	$17.5	$(0.2)	$36.0	$31.7	$4.3

Gross profit	$13.0	$16.1	$(3.1)	$26.4	$25.7	$0.7

Naglazyme net product revenues during the three and six months ended June 30, 2011 totaled $60.3 million and $120.9 million, respectively, of which $51.8 million and $105.2 million, respectively, was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was positive by $1.1 million and $1.2 million for the three and six months ended June 30, 2011, respectively. Gross profit from Naglazyme sales during the three and six months ended June 30, 2011 was $50.1 million and $100.5 million, respectively, representing gross margins of 83% in both periods. Gross profit from Naglazyme sales in the three and six months ended June 30, 2010 was $38.8 million and $78.1 million, respectively, representing gross margins of approximately 82% and 81%, respectively. The slight increase in gross margins during the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to the impact of improved manufacturing yields. Naglazyme gross margins for the three and six months ended June 30, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan during the three and six months ended June 30, 2011 was $28.8 million and $55.5 million, respectively, compared to $24.7 million and $45.9 million for the three and six months ended June 30, 2010, respectively. Gross profit from Kuvan during the three and six months ended June 30, 2011 was approximately $24.6 million and $46.5 million, respectively, representing gross margins of approximately 85% and 84%, respectively, compared to the same periods in 2010 when gross profit totaled $20.4 million and $38.1 million, respectively, representing gross margins of approximately 83% in both periods. The increase in gross margins was primarily attributed to price increases at the end of 2010. Cost of goods sold for the three and six months ended June 30, 2011 and 2010 reflect royalties paid to third parties of approximately 9.8% and 11%, respectively. During the three and six months ended June 30, 2011, we earned $0.4 million and $0.8 million, respectively, in royalties from Merck Serono on net sales of $10.5 million and $18.8 million, respectively. Royalties earned from Merck Serono during the three and six months ended June 30, 2010 were $0.2 million and $0.4 million, on net sales of $5.8 million and $10.6 million, respectively. Kuvan gross margins for the three and six months ended June 30, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future.

We launched Firdapse in Europe on a country by country basis in April 2010. Net product revenue for Firdapse during the three and six months ended June 30, 2011 was $3.2 million and $6.3 million, respectively. Net product revenue for Firdapse during the three and six months ended June 30, 2010 totaled $1.1 million and $1.2 million, respectively. Gross profit from Firdapse for the three and six months ended June 30, 2011 was $2.7 million and $5.2 million, representing gross margins of 84% and 83%, respectively, compared to the three and six months ended June 30, 2010 when gross profit was $0.9 million for both periods, representing gross margins of 78% and 77%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

During the three and six months ended June 30, 2011, Aldurazyme gross margins were 75% and 73%, respectively, compared to the three and six months ended June 30, 2010 when gross margins were 92% and 81%, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. During the first quarter of 2010 we recognized a $2.1 million write-off of an Aldurazyme lot and subsequently in the second quarter of 2010, we recognized product transfer revenue related to this Aldurazyme lot, which had no corresponding cost of goods sold due to the write-off of the lot in the first quarter of 2010. This contributed to the decrease in margins during the second quarter of 2011, along with a shift in revenue mix between royalty revenue and net product transfer revenues. The decrease in margins for the six months ended June 30, 2011 is attributed to the change in revenue mix. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales during the three and six months ended June 30, 2011 was $19.3 million and $40.1 million, respectively, compared to $14.4 million and $31.8 million during the three and six months ended June 30, 2010, respectively. The increase in cost of sales during the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily attributed to the increase in product sales.

Royalty and License Revenues

Royalty and license revenues were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Orapred product royalties	$0.5	$0.9	$(0.4)	$0.5	$1.4	$(0.9)
6R-BH4 royalty revenues	0.4	0.3	0.1	0.6	0.5	0.1

Total	$0.9	$1.2	$(0.3)	$1.1	$1.9	$(0.8)

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

Research and Development Expense

Research and development expense increased to $52.9 million during the three months ended June 30, 2011, from $35.6 million during the three months ended June 30, 2010. Research and development expense increased to $97.9 million during the six months ended June 30, 2011, from $65.7 million during the six months ended June 30, 2010. The change in research and development expense was primarily a result of the following (in millions):

	Three Months	Six Months
Research and development expense for the period ended June 30, 2010	$35.6	$65.7
Increased GALNS for MPS IV A development expenses	10.4	17.5
Increased BMN-701 development expenses	3.5	5.8
Increased PEG-PAL development expenses	2.9	4.7
Increase (decreased) BMN-673 development expenses	(0.9)	0.2
Increased ongoing development expenses related to commercial products	1.3	2.9
Decreased Duchenne muscular dystrophy development expenses	(0.8)	(2.4)
Increased stock-based compensation expense related to research and development	0.6	1.1
Increase in non-allocated research and development expenses and other net changes	0.3	2.4

Research and development expense for the period ended June 30, 2011	$52.9	$97.9

The increase in GALNS and PEG-PAL development expense was attributed to increased clinical trial activities related to these product candidates. The increase in BMN-673 development expense relates to clinical activities related to the product candidate acquired from LEAD Therapeutics, Inc. (LEAD) in February 2010. The increase in BMN-701 development expense relates to clinical activities related to the product candidate acquired from ZyStor Therapeutics, Inc. (ZyStor) in October 2010. The increase in research and development expenses related to commercial products was primarily attributed to long-term Firdapse clinical activities related to

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

post-approval regulatory commitments in the EU. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increases in general research costs and research and development personnel costs that are not allocated to specific programs. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our approved products and spending on our GALNS, PEG-PAL, Firdapse, BMN-673 and BMN-701 programs and our other product candidates.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $41.0 million during the three months ended June 30, 2011, from $37.3 million during the three months ended June 30, 2010. Selling, general and administrative expense increased to $82.1 million during the six months ended June 30, 2011, from $71.3 million during the six months ended June 30, 2010. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

	Three Months	Six Months
Selling, general and administrative expense for period ended June 30, 2010	$37.3	$71.3
Increased sales and marketing expenses related to commercial products	2.3	5.1
Bad debt expense	0	0.9
Increased stock-based compensation expense	0.5	1.4
Net increase in corporate overhead and other administrative expenses	0.9	3.4

Selling, general and administrative expense for the period ended June 30, 2011	$41.0	$82.1

We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively, and spending related to the European commercialization of Firdapse, which launched in April 2010. The increase in corporate overhead and other administrative costs during the three and six months ended June 30, 2011 was primarily comprised of increased employee related costs, legal costs, accounting costs and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the European commercialization activities for Firdapse and the U.S. commercialization activities for Kuvan.

Intangible Asset Amortization and Contingent Consideration Expense

Intangible asset amortization and contingent consideration expense is comprised of amortization of the European marketing rights for Firdapse and changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses. Changes in the fair value of contingent acquisition consideration payable results from adjustments to the discount rates and updates to the assumed probability of achievement or timing of milestones. Intangible asset amortization and contingent consideration expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of Firdapse European marketing rights	$0.8	$0.8	$1.6	$0.8
Changes in the fair value of contingent acquisition consideration payable	(4.1)	0.8	(4.6)	1.4

Total intangible asset amortization and contingent consideration	$(3.3)	$1.6	$(3.0)	$2.2

The increase in the intangible asset amortization portion was attributed to the European commercial launch of Firdapse in April 2010 and the decrease in the contingent consideration amounts was due to changes in the fair value of contingent acquisition consideration payable resulting from changes in estimated probability and the estimated timing of when certain milestones may be achieved.

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

Equity in the loss of the joint venture totaled $0.7 million and $1.2 million for the three and six months ended June 30, 2011, respectively, compared to $0.9 million and $1.6 million for the three and six months ended June 30, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.8 million and $1.6 million, during the three and six months ended June 30, 2011, respectively, compared to $1.0 million and $2.2 million during the three and six months ended June 30, 2010, respectively. The reduced interest income during the three and six months ended June 30, 2011 was due to decreased levels of cash and investments and lower market interest rates. We expect that interest income will continue to decline during the remainder of 2011 as compared to 2010 due to lower cash and investment balances and reduced interest yields.

Interest Expense

We incur interest expense on our convertible debt. Interest expense during the three and six months ended June 30, 2011 was $2.1 million and $4.2 million, respectively, compared to $2.6 million and $5.1 million during the three and six months ended June 30, 2010, respectively. The decrease in interest expense was attributed to the early conversion of $119.6 million in aggregate principal of our 2013 Notes in November 2010. We expect interest expense for the remainder of 2011 will continue at $2.1 million per quarter based on our amount of debt at June 30, 2011. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional discussion.

Provision for Income Taxes

Income tax expense during the three and six months ended June 30, 2011 was $3.9 million and $8.7 million, respectively, compared to $1.1 million and $1.7 million during the three and six months ended June 30, 2010, respectively. The provision for income tax in the three and six months ended June 30, 2011 consisted of foreign and state current and deferred tax expense related to the utilization of a portion of our federal net operating loss carryforwards. The provision for income tax in the three and six months ended June 30, 2010 was primarily attributable to federal alternative minimum tax and foreign and state income taxes. We released $230.6 million of our valuation allowance in 2010, resulting in lower tax expense in 2010 and the recognition of deferred income tax expense in 2011. See Note 22 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional discussion.

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

Our financial condition as of June 30, 2011 and December 31, 2010 included the following (in millions):

	June 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$112.9	$88.1	$24.8
Short-term investments	146.0	186.0	(40.0)
Long-term investments	153.2	128.2	25.0

Cash, cash equivalents and investments	$412.1	$402.3	$9.8

Current assets	$514.1	$504.3	$9.8
Current liabilities	82.0	83.8	(1.8)

Working capital	$432.1	$420.5	$11.6
Convertible debt	$377.5	$377.5	$0

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash flows for each of the six months ended June 30, 2011 and 2010 are summarized as follows (in millions):

	2011	2010	Change
Cash and cash equivalents at the beginning of the year	$88.1	$167.2	$(79.1)
Net cash provided by operating activities	10.1	25.4	(15.3)
Net cash provided by (used in) investing activities	3.6	(83.7)	87.3
Net cash provided by financing activities	11.1	6.9	4.2

Cash and cash equivalents at the end of the year	112.9	115.8	(2.9)
Short-term and long-term investments	299.2	339.6	(40.4)

Cash, cash equivalents and investments	$412.1	$455.4	$(43.3)

Net cash provided by operating activities during the six months ended June 30, 2011 was $10.1 million, compared to net cash provided of $25.4 million during the six months ended June 30, 2010. Net cash provided by operating activities includes net income (loss) adjusted for non-cash items and changes in our working capital balances. The decrease in net cash provided by operating activities during the six months ended June 30, 2011, compared to the six months ended June 30, 2010 was primarily due to a $10.1 million higher net loss, $15.9 million increase in accounts receivable build and a $4.4 million decrease in accounts payable and accrued liabilities build due to the timing of payments, offset by a $4.5 million decrease in other current assets and increased non-cash expense including deferred income taxes of $7.0 million, stock based compensation expense of $2.7 million and depreciation and amortization of $5.1 million.

Net cash provided by investing activities during the six months ended June 30, 2011 was $3.6 million, compared to net cash used of $83.7 million during the six months ended June 30, 2010. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures and cash paid for net assets acquired in business combinations. The decrease in net cash used in investing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to decreased capital expenditures of $21.2 million, lower spending on business acquisitions of $14.1 million and $51.9 million of net purchases of investment securities, compared to the six months ended June 30, 2010.

Net cash provided by financing activities during the six months ended June 30, 2011 was $11.1 million, compared to net cash provided by financing activities of $6.9 million during the six months ended June 30, 2010. Our financing activities primarily include payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the Employee Stock Purchase Plan (ESPP) and stock option exercises. The increase in net cash provided by financing activities during the six months ended June 30, 2011, compared to the six months ended June 30, 2010 was due to the absence of payments of contingent acquisition consideration of $6.2 million offset by decreased proceeds from ESPP and stock option exercises of $1.6 million.

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

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes). The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. There is no call provision included and we are unable to unilaterally redeem the debt prior to maturity in 2013. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock. In November 2010, $119.6 million in aggregate principal of the 2013 Notes were converted into 7.2 million shares of the Company’s common stock. See Note 9 for additional discussion. Our $377.5 million of total convertible debt as of June 30, 2011 will impact our liquidity due to the semi-annual cash interest payments and the scheduled repayments of the debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three and six months ended June 30, 2011 and 2010 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2011	2010	2011	2010
Naglazyme	$2.7	$1.9	$5.0	$4.1	$147.1
Kuvan	3.0	3.5	5.6	6.5	119.7
Firdapse	3.4	2.4	5.9	3.0	15.2
GALNS for MPS IV A	17.0	6.6	28.0	10.5	90.2
BMN-673	1.6	2.5	3.3	3.1	11.6
BMN-701	3.5	0	5.8	0	8.3
PEG-PAL	6.6	3.7	12.8	8.1	71.6
Not allocated to specific major current projects	15.1	15.0	31.5	30.4	389.4

Totals	$52.9	$35.6	$97.9	$65.7	$853.1

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

In June 2011, we entered into an asset purchase agreement (Asset Purchase Agreement) to acquire a bulk biologics manufacturing plant (Facility) located in Shanbally, County Cork, Ireland. The Facility, completed and validated in 2009, is built on ten acres occupying 133,000 square feet of floor space and was approved by the Irish Medicines Board in 2010. Pursuant to the Asset Purchase Agreement, we have agreed to purchase the Facility for a price of $48.5 million. The closing of the purchase under the terms of the Asset Purchase Agreement is subject to the customary closing conditions, including the transfer of the environmental license from the Irish Environmental Protection Agency, and is expected to be completed in the third quarter of 2011. The Facility will require modification and installation of equipment in order to be ready for our commercial and clinical manufacturing and will require approval by the Irish Medicines Board and the U.S. Food and Drug Administration. We expect to incur additional capital expenditures related to these modification efforts over the next two years including up to the time the plant is ready for production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell Naglazyme and Kuvan:

•	Genzyme’s ability to continue to successfully market and commercialize Aldurazyme;

•	the progress, timing, scope and results of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems and to build or acquire manufacturing capabilities;

•	the time and cost necessary to respond to technological and market developments;

•

any changes made to or new developments in our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating lease commitments totaling $22.6 million that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

We are also subject to contingent payments related to various development activities totaling approximately $361.6 million, which are due upon achievement of certain development, commercial and licensing milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2011 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

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

As of June 30, 2011, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1#	Asset Purchase Agreement dated June 22, 2011 between BioMarin Manufacturing Ireland Limited and Pfizer Biotechnology Ireland.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

#	Confidential treatment requested for a portion of this document. Omitted portions have been filed separately with the SEC.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: August 1, 2011	By	/S/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

10.1#	Asset Purchase Agreement dated June 22, 2011 between BioMarin Manufacturing Ireland Limited and Pfizer Biotechnology Ireland.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

#	Confidential treatment requested for a portion of this document. Omitted portions have been filed separately with the SEC.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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