Form 10-Q
period 2011-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2011-10-31
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,214,407 shares of common stock, par value $0.001, outstanding as of October 15, 2011.

BIOMARIN PHARMACEUTICAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)

	September 30, 2011	December 31, 2010 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,254	$88,079
Short-term investments	153,120	186,033
Accounts receivable, net (allowance for doubtful accounts: $839 and $63, respectively)	107,057	86,576
Inventory	115,628	109,698
Other current assets	39,965	33,874

Total current assets	487,024	504,260
Investment in BioMarin/Genzyme LLC	1,168	1,082
Long-term investments	145,640	128,171
Property, plant and equipment, net	266,190	221,866
Intangible assets, net	100,780	103,648
Goodwill	51,543	53,364
Long-term deferred tax assets	229,172	236,017
Other assets	13,559	14,215

Total assets	$1,295,076	$1,262,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,254	$83,844

Total current liabilities	83,254	83,844
Convertible debt	348,339	377,521
Other long-term liabilities	88,944	84,001

Total liabilities	520,537	545,366

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2011 and December 31, 2010: 114,149,780 and 110,634,465 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	114	111
Additional paid-in capital	1,175,422	1,090,188
Company common stock held by Nonqualified Deferred Compensation Plan	(3,935)	(1,965)
Accumulated other comprehensive income	1,304	188
Accumulated deficit	(398,366)	(371,265)

Total stockholders’ equity	774,539	717,257

Total liabilities and stockholders’ equity	$1,295,076	$1,262,623

(1)	December 31, 2010 balances were derived from the audited consolidated financial statements.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 and 2010

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	0000000	0000000	0000000	0000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Net product revenues	$112,891	$96,559	$331,583	$271,224
Collaborative agreement revenues	97	130	375	507
Royalty and license revenues	437	1,061	1,554	2,922

Total revenues	113,425	97,750	333,512	274,653

OPERATING EXPENSES:
Cost of sales (excludes amortization of developed product technology)	22,445	18,003	62,504	49,816
Research and development	58,577	39,366	156,466	105,112
Selling, general and administrative	44,880	38,348	126,969	109,625
Intangible asset amortization and contingent consideration	3,040	3,972	28	6,206

Total operating expenses	128,942	99,689	345,967	270,759

INCOME (LOSS) FROM OPERATIONS	(15,517)	(1,939)	(12,455)	3,894
Equity in the loss of BioMarin/Genzyme LLC	(608)	(639)	(1,817)	(2,194)
Interest income	722	968	2,302	3,193
Interest expense	(2,432)	(3,008)	(6,645)	(8,072)
Debt conversion expense	(1,896)	0	(1,896)	0
Net gain from sale of investments	0	0	0	927

INCOME (LOSS) BEFORE INCOME TAXES	(19,731)	(4,618)	(20,511)	(2,252)
Provision for (benefit from) income taxes	(2,078)	(221,952)	6,590	(220,260)

NET INCOME (LOSS)	$(17,653)	$217,334	$(27,101)	$218,008

NET INCOME (LOSS) PER SHARE, BASIC	$(0.16)	$2.13	$(0.24)	$2.14

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.16)	$1.68	$(0.24)	$1.74

Weighted average common shares outstanding, basic	112,290	102,110	111,358	101,660

Weighted average common shares outstanding, diluted	112,290	131,278	111,358	130,821

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,101)	$218,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,466	19,806
Amortization of discount on investments	3,055	3,506
Equity in the loss of BioMarin/Genzyme LLC	1,817	2,195
Stock-based compensation	32,721	28,527
Net gain from sale of investments	0	(927)
Deferred income taxes	6,844	(223,065)
Excess tax benefit from stock option exercises	(109)	(32)
Unrealized foreign exchange (loss) gain on forward contracts	5,699	(3,669)
Changes in the fair value of contingent acquisition consideration payable	(2,390)	4,596
Debt conversion expense	1,896	0
Changes in operating assets and liabilities:
Accounts receivable, net	(20,481)	(5,194)
Inventory	(5,930)	(13,079)
Other current assets	(6,147)	646
Other assets	110	(2,148)
Accounts payable and accrued liabilities	1,459	4,318
Other long-term liabilities	1,019	1,040

Net cash provided by operating activities	18,928	34,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64,539)	(38,720)
Maturities and sales of investments	227,094	135,739
Purchase of available-for-sale investments	(215,298)	(148,886)
Business acquisitions, net of cash acquired	0	(32,950)
Investments in BioMarin/Genzyme LLC	(1,903)	(2,915)

Net cash used in investing activities	(54,646)	(87,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan (ESPP) and exercise of stock options	23,436	19,888
Excess tax benefit from stock option exercises	109	32
Net payment on debt conversion	(2,234)	0
Payment of contingent acquisition consideration payable	(1,894)	(6,230)
Repayment of capital lease obligations	(524)	(118)

Net cash provided by financing activities	18,893	13,572

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,825)	(39,632)
Cash and cash equivalents:
Beginning of period	$88,079	$167,171

End of period	$71,254	$127,539

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$4,019	$6,675
Cash paid for income taxes	3,386	2,904
Stock-based compensation capitalized into inventory	3,978	3,705
Depreciation capitalized into inventory	4,067	3,179
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued liabilities related to fixed assets	$(2,373)	$(7,606)
Equipment acquired through capital leases	190	0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Through September 30, 2011, the Company had accumulated losses of approximately $398.4 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at September 30, 2011 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2011, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). This newly issued accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments to this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Inpairment, which simplifies goodwill impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

On January 1, 2011, the Company adopted ASU Nos, 2010-13 and 2010-17, Multiple Deliverable Revenue Arrangements (ASU 2010-13) and Revenue Recognition – Milestone Method (ASU 2010-17). The adoption of these accounting principles did not have an impact on the Company’s consolidated financial statements.

Other than the accounting pronouncements disclosed above, there have been no new recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that have a material, or potentially material, impact on the Company’s Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(4) GOODWILL

Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

The following table represents the changes in goodwill for the nine months ended September 30, 2011:

Balance at December 31, 2010	$53,364
Reduction of goodwill related to acquisition of LEAD Therapeutics, Inc.	(309)
Reduction of goodwill related to acquisition of ZyStor Therapeutics, Inc.	(1,512)

Balance at September 30, 2011	$51,543

During the third quarter of 2011, in connection with the acquisition of ZyStor Therapeutics, Inc., the Company recorded a reduction to goodwill of $1.5 million related to the retention of a portion of the $2.0 million of acquisition consideration withheld at closing to cover any indemnifiable claims made by the Company against the former stockholders of ZyStor Therapeutics, Inc.

During the first quarter of 2011, the Company recorded a reduction to goodwill of $0.3 million due to the adjustment of the original assumptions related to the contingent consideration payable for the acquisition of LEAD Therapeutics, Inc.

(5) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at September 30, 2011 and December 31, 2010. The principal amounts of short-term and long-term investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date For the Years Ending December 31,					Unrealized Gain (Loss)	Aggregate Fair Value at September 30, 2011
	2011	2012	2013	2014	Total Book Value at September 30, 2011
Certificates of deposit	$3,919	$38,962	$17,240	$0	$60,121	$15	$60,136
Commercial paper	14,994	24,706	0	0	39,700	(15)	39,685
Corporate securities	10,558	95,701	41,098	3,100	150,457	64	150,521
U.S. Government agency securities	0	12,497	35,916	0	48,413	5	48,418

Total	$29,471	$171,866	$94,254	$3,100	$298,691	$69	$298,760

		Contractual Maturity Date For the Years Ending December 31,				Unrealized Gain	Aggregate Fair Value at December 31, 2010
		2011	2012	2013	Total Book Value at December 31, 2010
Certificates of deposit		$29,844	$22,748	$3,093	$55,685	$8	$55,693
Commercial paper		27,439	0	0	27,439	18	27,457
Corporate securities		80,062	63,046	8,809	151,917	598	152,515
U.S. Government agency securities		48,480	28,021	2,000	78,501	38	78,539

Total		$185,825	$113,815	$13,902	$313,542	$662	$314,204

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of September 30, 2011. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of September 30, 2011 and December 31, 2010 were as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at September 30, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$8,589	$(1)	$9,982	$(4)	$18,571	$(5)
Commercial paper	19,196	(22)	0	0	19,196	(22)
Corporate securities	26,680	(94)	39,142	(186)	65,822	(280)
U.S. Government agency securities	0	0	22,320	(7)	22,320	(7)

Total	$54,465	$(117)	$71,444	$(197)	$125,909	$(314)

	Less Than 12 Months To Maturity		12 Months or More To Maturity		Totals at December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$13,283	$(21)	$1,678	$(1)	$14,961	$(22)
Commercial paper	7,486	(1)	0	0	7,486	(1)
Corporate securities	19,606	(7)	18,437	(68)	38,043	(75)
U.S. Government agency securities	0	0	16,463	(33)	16,463	(33)

Total	$40,375	$(29)	$36,578	$(102)	$76,953	$(131)

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	000000000000	000000000000
	September 30, 2011	December 31, 2010
Leasehold improvements	$48,869	$40,196
Building and improvements	138,235	138,025
Manufacturing and laboratory equipment	70,609	59,711
Computer hardware and software	45,801	37,651
Furniture and equipment	7,553	6,573
Land	10,056	10,056
Construction-in-progress	52,924	14,729

	$374,047	$306,941
Less: Accumulated depreciation	(107,857)	(85,075)

Total property, plant and equipment, net	$266,190	$221,866

In August 2011, the Company acquired a bulk biologics manufacturing plant located in Shanbally, County Cork, Ireland (the Facility) for a total acquisition cost of $50.4 million, which includes $1.9 million of direct local transfer tax. The acquisition of the Facility was accounted for as a purchase of an asset, as it did not meet the definition of a business under ASC Topic 850, Business Combinations. Accordingly, the total purchase price was allocated to the identified assets based on their relative fair values on the date of acquisition.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

The allocation of the purchase price was as follows:

00000000000000
Acquisition Date Relative Fair Value
Manufacturing and laboratory equipment	$23,248
Furniture and fixtures	912
Computer hardware and software	328
Building and improvements	24,057
Land	1,127
Consumable supplies capitalized in other assets	766

Total purchase price	50,438
Less consumables	(766)

Net property, plant and equipment acquired	$49,672

As of September 30, 2011, the fair value of the acquired assets is included in the construction in-process balance as the assets have not been placed into service.

Depreciation expense during the three and nine months ended September 30, 2011 was $8.1 million and $22.8 million, respectively, of which $2.1 million and $4.1 million was capitalized into inventory, respectively. Depreciation expense during the three and nine months ended September 30, 2010 was $6.3 million and $16.4 million, respectively, of which $1.5 million and $3.2 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for both the three and nine months ended September 30, 2011 was insignificant, compared to the three and nine months ended September 30, 2010 when capitalized interest was $0 and $0.7 million, respectively.

(7) INVENTORY

Inventory consisted of the following:

	000000000000	000000000000
	September 30, 2011	December 31, 2010
Raw materials	$15,267	$11,174
Work-in-process	58,541	65,336
Finished goods	41,820	33,188

Total inventory	$115,628	$109,698

Inventory as of September 30, 2011 and December 31, 2010 includes $12.6 million and $14.8 million, respectively, of Naglazyme product manufactured in the Company’s recently expanded production facility. The Company’s expansion of its manufacturing facility, as for any new manufacturing facility or process, is required to be approved by the U.S. Food and Drug Administration (FDA) and similar ex-U.S. regulatory agencies before the product manufactured in this facility can be sold commercially. As of September 30, 2011, the expanded facility and new process have not been approved by the FDA or any other regulatory agency; however, the Company expects to receive FDA approval in the fourth quarter of 2011 or early 2012 and realize the costs of the remaining Naglazyme pre-qualification inventories through future sales.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current assets consisted of the following:

	0000000000	0000000000
	September 30, 2011	December 31, 2010
Non-trade receivables	$7,284	$7,308
Prepaid expenses	14,952	8,452
Foreign currency exchange forward contract asset	790	1,221
Current deferred tax assets	16,658	16,658
Other	281	235

Total other current assets	$39,965	$33,874

Intangible assets, net consisted of the following:

	0000000000	0000000000
	September 30, 2011	December 31, 2010
Intangible assets:
Finite-lived intangible assets	$37,242	$37,242
Indefinite-lived intangible assets	70,396	70,396

Gross intangible assets:	107,638	107,638
Less: Accumulated amortization	(6,858)	(3,990)

Net carrying value	$100,780	$103,648

Accounts payable and accrued liabilities consisted of the following:

	0000000000000	0000000000000
	September 30, 2011	December 31, 2010
Accounts payable	$7,107	$4,956
Accrued accounts payable	18,184	24,410
Accrued vacation expense	6,469	5,629
Accrued compensation expense	18,459	15,913
Accrued taxes payable	159	529
Accrued interest expense	2,864	1,804
Accrued royalties payable	6,481	5,362
Accrued rebates payable	5,980	5,899
Other accrued operating expenses	5,840	4,330
Value added taxes payable	3,678	2,950
Current portion of contingent acquisition consideration payable	5,479	8,794
Current portion of foreign currency exchange forward contract liability	926	1,673
Other	1,628	1,595

Total accounts payable and accrued liabilities	$83,254	$83,844

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Other long-term liabilities consisted of the following:

	00000000	00000000
	September 30, 2011	December 31, 2010
Long-term portion of deferred rent	$993	$957
Long-term portion of contingent acquisition consideration payable	32,541	34,924
Long-term portion of asset retirement obligation liability	2,947	0
Long-term portion of deferred compensation liability	8,100	5,213
Long-term income taxes payable	5,434	5,584
Deferred tax liabilities	36,517	36,517
Other	2,412	806

Total other long-term liabilities	$88,944	$84,001

(9) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme and Firdapse product revenues, Aldurazyme royalty revenues and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current interest rates and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations follow below. See Note 11 for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At September 30, 2011, the Company had 142 forward foreign currency exchange contracts outstanding to sell a total of 80.9 million Euros with expiration dates ranging from October 31, 2011 through June 30, 2013. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme, Firdapse and Aldurazyme revenues. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of FASB ASC Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At September 30, 2011, separate from the 142 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 25.9 million Euros that was not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through June 30, 2013. Over the next twelve months, the Company expects to reclassify $0.4 million from accumulated other comprehensive income to earnings as related forecasted revenue transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

At September 30, 2011 and December 31, 2010, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives September 30, 2011		Liability Derivatives September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$777	Accounts payable and accrued liabilities	$926
Forward foreign currency exchange contracts	Other assets	748	Other long-term liabilities	0

Total		$1,525		$926

Derivatives not designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$13	Accounts payable and accrued liabilities	$0

Total		$13		$0

Total derivative contracts		$1,538		$926

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$1,221	Accounts payable and accrued liabilities	$1,596
Forward foreign currency exchange contracts	Other assets	275	Other long-term liabilities	0

Total		$1,496		$1,596

Derivatives not designated as hedging instruments
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$77

Total		$0		$77

Total derivative contracts		$1,496		$1,673

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$7,913	$(11,095)	$1,705	$(858)
Net gain (loss) reclassified from accumulated OCI into income (2)	(1,740)	1,693	(3,854)	3,802
Net gain (loss) recognized in income (3)	(1,164)	197	(1,016)	517
Derivatives Not Designated as Hedging Instruments
Net gain (loss) recognized in income (4)	$1,770	$(2,370)	$(961)	$892

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

At September 30, 2011 and December 31, 2010, accumulated other comprehensive income/loss associated with foreign currency forward contracts qualifying for hedge accounting treatment was a gain of $1.6 million and a loss of $0.2 million, respectively.

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

September 30, 2011

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

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt, and in each of the three and nine months ended September 30, 2011 and 2010, the Company recognized amortization of expense of $0.2 million and $0.6 million, respectively.

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

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010 when amortization expense was $0.2 million and $0.6 million, respectively. The decrease in amortization expense for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 was attributed to the conversion of $119.6 million in aggregate principal of the 2013 Notes in November 2010.

In September 2011, the Company entered into separate agreements with six of the existing holders of its 2013 Notes pursuant to which such holders converted $29.2 million in aggregate principal amount of the 2013 Notes into 1,760,178 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $1.1 million along with an aggregate of approximately $0.8 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2011. Additionally, the Company reclassified $0.2 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2013 Notes.

In November 2010, the Company entered into separate agreements with nine of the existing holders of its 2013 Notes pursuant to which such holders converted $119.6 million in aggregate principal amount of the 2013 Notes into 7,213,379 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $7.2 million along with an aggregate of approximately $6.5 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. Additionally, the Company reclassified $1.3 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2013 Notes.

Interest expense on the Company’s convertible debt for the three and nine months ended September 30, 2011 was $1.8 million and $5.5 million, respectively, compared to the three and nine months ended September 30, 2010 when interest expense related to the Company’s convertible debt was $2.6 million and $7.8 million, respectively. The decrease in interest expense related to the Company’s convertible debt in the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 was attributed to the conversion of $29.2 million and $119.6 million in aggregate principal of the 2013 Notes in September 2011 and November 2010, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(11) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels at September 30, 2011 and December 31, 2010.

	00000000000	00000000000	00000000000	00000000000
	Fair Value Measurements at September 30, 2011
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$36,493	$36,493	$0	$0
Money market instruments	34,761	0	34,761	0

Total cash and cash equivalents	$71,254	$36,493	$34,761	$0

Available-for-sale securities
Short-term
Certificates of deposit	$31,987	$0	$31,987	$0
Commercial paper	39,685	0	39,685	0
Corporate securities	81,448	0	81,448	0
Long-term
Certificates of deposit	28,149	0	28,149	0
Corporate securities	69,073	0	69,073	0
U.S. Government agency securities	48,418	0	48,418	0

Total available-for-sale securities	$298,760	$0	$298,760	$0

Deferred compensation asset (1)	3,222	0	3,222	0
Forward foreign currency exchange contract asset (2)	1,538	0	1,538	0

Total assets	$374,774	$36,493	$338,281	$0

Liabilities:
Deferred compensation liability (3)	$8,733	$5,511	$3,222	$0
Forward foreign currency exchange contract liability (2)	926	0	926	0
Contingent acquisition consideration payable (4)	38,020	0	0	38,020
Asset retirement obligation (5)	2,947	0	0	2,947

Total liabilities	$50,626	$5,511	$4,148	$40,967

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

	000000000000000	000000000000000	000000000000000	000000000000000
	Fair Value Measurements at December 31, 2010
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$51,647	$51,647	$0	$0
Money market instruments	36,432	0	36,432	0

Total cash and cash equivalents	$88,079	$51,647	$36,432	$0

Available-for-sale securities
Short-term
Certificates of deposit	$29,845	$0	$29,845	$0
Commercial paper	27,457	0	27,457	0
Corporate securities	80,186	0	80,186	0
U.S. Government agency securities	48,545	0	48,545	0
Long-term
Certificates of deposit	25,848	0	25,848	0
Corporate securities	72,329	0	72,329	0
U.S. Government agency securities	29,994	0	29,994	0

Total available-for-sale securities	$314,204	$0	$314,204	$0

Deferred compensation asset (1)	2,748	0	2,748	0
Forward foreign currency exchange contract asset (2)	1,496	0	1,496	0

Total assets	$406,527	$51,647	$354,880	$0

Liabilities:
Deferred compensation liability (3)	$5,560	$2,812	$2,748	$0
Forward foreign currency exchange contract liability (2)	1,673	0	1,673	0
Contingent acquisition consideration payable (4)	43,718	0	0	43,718

Total liabilities	$50,951	$2,812	$4,421	$43,718

(1)	At September 30, 2011 and December 31, 2010, 96% and 97%, respectively, of the deferred compensation asset balance was included in other assets and the remainder of the balance was included in other current assets on the Company’s Condensed Consolidated Balance Sheets.
(2)	See Note 9 for further information regarding the Company’s derivative instruments.
(3)	At September 30, 2011 and December 31, 2010, 93% and 94%, respectively, of the deferred compensation liability balance was included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Condensed Company’s Consolidated Balance Sheets.
(4)	At September 30, 2011 and December 31, 2010, 86% and 80%, respectively, of the contingent acquisition consideration payable was included in other long-term liabilities and 14% and 20%, respectively, was included in accounts payable and accrued liabilities.
(5)	At September 30, 2011 the asset retirement obligation liability was included in other long-term liabilities.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. See Note 5 for further information regarding the Company’s financial instruments.

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

During the three and nine months ended September 30, 2011, the fair value of the contingent acquisition consideration payable decreased by $0.8 million and $5.7 million, respectively, due to changes in estimated probability and assumed timing of achievement of certain milestones and a $3.0 million development milestone payment to the former stockholders of Huxley Pharmaceuticals, Inc. Approximately $0.3 million of this change was recorded as a reduction to goodwill during the first quarter of 2011 due to an adjustment to the original assumptions related to the acquisition of LEAD Therapeutics, Inc. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include assumed probabilities, timing of when a milestone may be attained and assumed discount periods and rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

See Notes 5, 6 and 7, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion related to business acquisitions and contingent acquisition consideration payable.

(12) STOCK-BASED COMPENSATION

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

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of September 30, 2011. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2006 Share Incentive Plan were as follows:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option Valuation Assumptions	2011	2010	2011	2010
Expected volatility	47%	52%	47 – 50%	52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.4 years	6.2 years	6.3 – 6.4 years	6.2 years
Risk-free interest rate	1.3%	1.8%	1.3 – 2.7%	1.8 – 2.7%
Weighted average fair value of common stock per share	$29.08	$21.70	$27.54	$21.39

During the nine months ended September 30, 2011, the Company granted 3.6 million options with a weighted average option value of $13.49 per option.

The Company did not grant any new stock purchase rights under the ESPP during the three months ended September 30, 2011.

Restricted Stock Units with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2011, the Company granted 0.3 million RSUs with a weighted average fair market value of $27.46 per share.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Restricted Stock Unit Awards with Performance and Market Vesting Conditions

On June 1, 2011, pursuant to the Board of Directors approval, the Company granted RSU awards under the 2006 Stock Incentive Plan to certain executive officers that provide for a base award of 875,000 RSUs (Base RSUs), with a grant date fair value of $32.61. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return (TSR) multiplier which could range from 75% to 125% to determine the number of earned RSU’s.

Stock-based compensation expense for this award will be recognized over the service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. Accordingly because the Company’s management has not yet determined the goals are probable of achievement as of September 30, 2011, no compensation expense has been recognized for these awards for the three and nine months ended September 30,2011.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

Compensation expense included in the Company’s Condensed Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$1,334	$1,044	$3,864	$2,852
Research and development	4,372	3,621	12,070	10,244
Selling, general and administrative	5,912	5,292	16,673	14,578

Total stock-based compensation expense	$11,618	$9,957	$32,607	$27,674

During the nine months ended September 30, 2011 and 2010, stock-based compensation of $4.0 million and $3.7 million was capitalized into inventory, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(13) EARNINGS (LOSS) PER SHARE

Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested restricted stock, common stock issued into the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings/loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss), basic	$(17,653)	$217,334	$(27,101)	$218,008
Interest expense on convertible debt	0	2,599	0	7,797
Amortization of deferred offering costs related to the convertible debt	0	411	0	1,232

Net income (loss), diluted	$(17,653)	$220,344	$(27,101)	$227,037

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	112,290	102,110	111,358	101,660
Effect of dilutive securities:
Stock options	0	2,103	0	2,095
Potentially issuable restricted common stock	0	171	0	171
Potentially issuable common stock for ESPP purchases		551	0	552
Common stock issuable under convertible debt	0	26,343	0	26,343

Fully diluted weighted-average shares	112,290	131,278	111,358	130,821
Basic earnings (loss) per common share	$(0.16)	$2.13	$(0.24)	$2.14
Diluted earnings (loss) per common share	$(0.16)	$1.68	$(0.24)	$1.74

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	00000000	00000000	00000000	00000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	16,674	13,561	16,674	13,569
Common stock issuable under convertible debt	17,372	0	17,372	0
Unvested restricted stock units	1,033	251	1,001	251
Potentially issuable common stock for ESPP purchases	326	0	312	0
Common stock issued to the Nonqualified Deferred Compensation Plan	173	115	173	115

Total	35,578	13,927	35,532	13,935

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(14) COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains and losses on foreign currency hedges and changes in the Company’s cumulative foreign currency translation account. The provision for income taxes related to the items included in other comprehensive income (loss), assuming they were recognized in income, would be approximately $0.4 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively.

During the three and nine months ended September 30, 2011, total comprehensive loss was approximately $10.4 million and $26.0 million, respectively, compared to the three and nine months ended September 30, 2010 when total comprehensive income was $205.5 million and $215.5 million, respectively. The fluctuation in accumulated other comprehensive income (loss) was comprised of the following:

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized gain (loss) loss on available-for-sale securities	$(687)	$430	$(593)	$(513)
Net unrealized gain (loss) on foreign currency hedges, net of taxes	7,913	(12,236)	1,704	(1,998)
Net foreign currency translation gain (loss)	1	1	5	(3)

Change in accumulated other comprehensive income (loss)	$7,227	$(11,805)	$1,116	$(2,514)

(15) REVENUE AND CREDIT CONCENTRATION

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

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Region:
United States	53%	52%	49%	52%
Europe	21%	25%	23%	25%
Latin America	16%	13%	15%	12%
Rest of World	10%	10%	13%	11%

Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s three largest customers.

0000000000	0000000000	0000000000

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Customer A	16%	17%	17%	18%
Customer B	21%	17%	18%	18%
Customer C	13%	13%	12%	11%

Total	50%	47%	47%	47%

The accounts receivable balances at September 30, 2011 and December 31, 2010 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the three largest customers accounted for 43%, 13% and 12% of the September 30, 2011 accounts receivable balance, compared to December 31, 2010 when the two largest customers accounted for 47% and 17% of the accounts receivable balance. As of September 30, 2011 and December 31, 2010, accounts receivable for our largest customer balance included $28.4 million and $23.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2011

(In thousands of U.S. dollars except per share amounts or as otherwise disclosed)

(Unaudited)

(16) CONTINGENCIES

The Company has obligations under various license, collaboration and acquisition agreements for contingent payments totaling approximately $359.2 million upon achievement of certain regulatory, commercial and licensing milestones if they occur before certain dates in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “ Overview ,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on February 24, 2011, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

Key components of our results of operations include the following (in millions):

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net product revenues	$112.9	$96.6	$331.6	$271.2
Cost of sales	22.4	18.0	62.5	49.8
Research and development expense	58.6	39.4	156.5	105.1
Selling, general and administrative expense	44.9	38.3	127.0	109.6
Provision for (benefit from) income taxes	(2.1)	(222.0)	6.6	(220.3)
Net income (loss)	(17.7)	217.3	(27.1)	218.0
Stock-based compensation expense	11.6	10.0	32.6	27.7

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Approved products include Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and nine months ended September 30, 2011 totaled $55.9 million and $176.8 million, respectively, compared to $51.7 million and $147.5 million for the three and nine months ended September 30, 2010, respectively.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the three and nine months ended September 30, 2011 totaled $30.5 million and $86.0 million, respectively, compared to $26.2 million and $72.1 million for the three and nine months ended September 30, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

In December 2009, the European Medicines Agency (EMA) granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), or 3-4-DAP, for the treatment of Lambert Eaton Myasthenic Syndrome (LEMS). We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the three and nine months ended September 30, 2011 totaled $3.5 million and $9.8 million, respectively, compared to $2.2 million and $3.4 million for the three and nine months ended September 30, 2010, respectively. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and initiated a Phase 3 clinical trial in the second quarter of 2011.

Aldurazyme, which was developed in collaboration with Genzyme, was approved in 2003 for marketing in the U.S., the EU and subsequently other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three and nine months ended September 30, 2011 totaled $23.0 million and $59.0 million, respectively, compared to $16.5 million and $48.2 million for the three and nine months ended September 30, 2010, respectively.

We are conducting clinical trials on several investigational product candidates including:

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

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of Kuvan and Firdapse and third-party production costs related to vialing and packaging services for all products and cost of royalties payable to third parties for all products.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $370.0 million as of September 30, 2011, compared to $402.3 million as of December 31, 2010. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the fourth quarter of 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2011, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

Recent Accounting Pronouncements

See Note 3 of our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Income (Loss)

Our net loss for the three and nine months ended September 30, 2011 was $17.7 million and $27.1 million, respectively, compared to net income of $217.3 million and $218.0 for the three and nine months ended September 30, 2010, respectively. The change in net income (loss) was primarily a result of the following (in millions):

	000000000000	000000000000
	Three Months	Nine Months
Net income for the period ended September 30, 2010	$217.3	$218.0
Absence of benefit from the reversal of deferred tax asset valuation allowance	(223.1)	(223.1)
Increased gross profit from product sales	11.9	47.7
Increased research and development expense	(19.2)	(51.4)
Increased selling, general and administrative expense	(6.5)	(17.3)
Decreased intangible asset amortization and contingent consideration	0.9	6.2
Debt conversion expense	(1.9)	(1.9)
(Increased) decreased income tax expense, excluding valuation allowance reversal	3.2	(3.8)
Other individually insignificant fluctuations	(0.4)	(1.5)

Net loss for the period ended September 30, 2011	$(17.7)	$(27.1)

During the third quarter of 2010, we determined that it was more likely than not that the majority of our deferred tax assets, including net operating loss carryforwards (NOLs), would be realized, which resulted in the reversal of the deferred tax asset valuation allowance and an income tax benefit of $223.1 million. The increase in gross profit from product sales during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30 , 2010 was primarily a result of additional Naglazyme patients initiating therapy, additional Kuvan patients initiating therapy in the U.S., and the commercial launch of Firdapse in Europe in April 2010. The increase in research and development expense was primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs, continued international expansion of Naglazyme, U.S. commercialization activities related to Kuvan, the commercialization of Firdapse in Europe and bad debt expense. See below for additional information related to the primary net income (loss) fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Naglazyme	$55.9	$51.7	$4.2	$176.8	$147.5	$29.3
Kuvan	30.5	26.2	4.3	86.0	72.1	13.9
Firdapse	3.5	2.2	1.3	9.8	3.4	6.4
Aldurazyme	23.0	16.5	6.5	59.0	48.2	10.8

Total net product revenues	$112.9	$96.6	$16.3	$331.6	$271.2	$60.4

Net revenues and related gross profit attributed to our relationship with Genzyme were as follows (in millions):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Aldurazyme revenue reported by Genzyme	$46.3	$40.8	$5.5	$136.4	$124.3	$12.1

Royalties due from Genzyme	$19.0	$16.5	$2.5	$53.0	$50.2	$2.8
Incremental (previously recognized) Aldurazyme product transfer revenue	4.0	0	4.0	6.0	(2.0)	8.0

Total Aldurazyme net product revenues	$23.0	$16.5	$6.5	$59.0	$48.2	$10.8

Gross profit	$15.7	$12.4	$3.3	$42.1	$38.1	$4.0

Naglazyme net product revenues during the three and nine months ended September 30, 2011 totaled $55.9 million and $176.8 million, respectively, of which $48.2 million and $153.5 million, respectively, was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $0.5 million and positive $0.7 million for the three and nine months ended September 30, 2011, respectively. Gross profit from Naglazyme sales during the three and nine months ended September 30, 2011 was $46.4 million and $146.9 million, respectively, representing gross margins of 83% in both periods. Gross profit from Naglazyme sales in the three and nine months ended September 30, 2010 was $42.8 million and $120.9 million, respectively, representing gross margins of 83% and 82%, respectively. Naglazyme gross margins for the three and nine months ended September 30, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future, however Naglazyme gross margins may increase as a result of manufacturing cost savings or other efficiencies.

Net product revenue for Kuvan during the three and nine months ended September 30, 2011 was $30.5 million and $86.0 million, respectively, compared to $26.2 million and $72.1 million for the three and nine months ended September 30, 2010, respectively. Gross profit from Kuvan during the three and nine months ended September 30, 2011 was approximately $25.5 million and $72.0 million, respectively, representing gross margins of approximately 83% and 84%, respectively, compared to the same periods in 2010 when gross profit totaled $21.6 million and $59.7 million, respectively, representing gross margins of 82% and 83%, respectively. The increase in gross margins was primarily attributed to price increases at the end of 2010. Cost of goods sold for the three and nine months ended September 30, 2011 and 2010 reflect royalties paid to third parties of approximately 9.8% and 11%, respectively. During the three and nine months ended September 30, 2011, we earned $0.4 million and $1.2 million, respectively, in royalties from Merck Serono on their net sales of $10.6 million and $29.4 million, respectively. Royalties earned from Merck Serono during the three and nine months ended September 30, 2010 were $0.3 million and $0.7 million, on their net sales of $6.3 million and $16.9 million, respectively. Kuvan gross margins for the three and nine months ended September 30, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future.

We launched Firdapse in Europe on a country by country basis beginning in April 2010. Net product revenue for Firdapse during the three and nine months ended September 30, 2011 was $3.5 million and $9.8 million, respectively. Net product revenue for Firdapse during the three and nine months ended September 30, 2010 totaled $2.2 million and $3.4 million, respectively. Gross profit from Firdapse for the three and nine months ended September 30, 2011 was $2.9 million and $8.2 million, respectively, representing gross margins of 83% in both periods compared to the three and nine months ended September 30, 2010 when gross profit was $1.8 million and $2.7 million, respectively, representing gross margins of 80% and 79%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

During the three and nine months ended September 30, 2011, Aldurazyme gross margins were 68% and 71%, respectively, compared to the three and nine months ended September 30, 2010 when gross margins were 75% and 79%, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales during the three and nine months ended September 30, 2011 was $22.4 million and $62.5 million, respectively, compared to $18.0 million and $49.8 million during the three and nine months ended September 30, 2010, respectively. The increase in cost of sales during the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily attributed to the increase in product sales and the shift in Aldurazyme revenue mix.

Royalty and License Revenues

Royalty and license revenues were as follows (in millions):

	000000000	000000000	000000000	000000000	000000000	000000000
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Orapred product royalties	$0	$0.8	$(0.8)	$0.5	$2.2	$(1.7)
6R-BH4 royalty revenues	0.4	0.3	0.1	1.1	0.8	0.3

Total	$0.4	$1.1	$(0.7)	$1.6	$3.0	$(1.4)

Royalty and license revenues include Orapred product royalties, a product we acquired in 2004 and sublicensed in 2006, and 6R-BH4 royalty revenues for product sold in Japan. There is no cost of sales associated with the royalty and license revenues recorded during the periods and no related costs are expected in future periods.

We receive a royalty of 10% to 30% on net sales of Orapred from Shionogi Inc. (Shionogi) and a 15% royalty on net sales of 6R-BH4 from Daiichi Sankyo Co., LTD. Shionogi recorded no net sales during the three months ended September 30, 2011.

Research and Development Expense

Research and development expense increased to $58.6 million during the three months ended September 30, 2011, from $39.4 million during the three months ended September 30, 2010. Research and development expense increased to $156.5 million during the nine months ended September 30, 2011, from $105.1 million during the nine months ended September 30, 2010. The change in research and development expense was primarily a result of the following (in millions):

	000000000000	000000000000
	Three Months	Nine Months
Research and development expense for the period ended September 30, 2010	$39.4	$105.1
Increased GALNS for MPS IV A development expenses	5.4	22.9
Increased BMN-701 development expenses	4.3	10.1
Increased PEG-PAL development expenses	4.6	9.3
Decreased BMN-673 development expenses	(1.2)	(1.0)
(Decreased) increased ongoing development expenses related to commercial products	(0.8)	2.1
Decreased BMN-195 for Duchenne muscular dystrophy development expenses	(0.5)	(2.9)
Increased stock-based compensation expense related to research and development	0.8	1.8
Increase in non-allocated research and development expenses and other net changes	6.6	9.1

Research and development expense for the period ended September 30, 2011	$58.6	$156.5

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $44.9 million during the three months ended September 30, 2011, from $38.3 million during the three months ended September 30, 2010. Selling, general and administrative expense increased to $127.0 million during the nine months ended September 30, 2011, from $109.6 million during the nine months ended September 30, 2010. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

	Three Months	Nine Months
Selling, general and administrative expense for period ended September 30, 2010	$38.3	$109.6
Increased sales and marketing expenses related to commercial products	0.3	5.3
Bad debt expense	0	1.0
Absence of transaction costs related to the acquisition of ZyStor	(1.8)	(1.8)
Increased stock-based compensation expense	0.6	2.1
Increased foreign exchange loss on unhedged transactions	2.9	2.3
Net increase in corporate overhead and other administrative expenses	4.6	8.5

Selling, general and administrative expense for the period ended September 30, 2011	$44.9	$127.0

We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively, and spending related to the European commercialization of Firdapse, which launched in April 2010. The increase in corporate overhead and other administrative costs during the three and nine months ended September 30, 2011 was primarily comprised of increased employee related costs, legal costs, accounting costs and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the European commercialization activities for Firdapse and the U.S. commercialization activities for Kuvan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of Firdapse European marketing rights	$0.8	$0.8	$2.4	$1.6
Changes in the fair value of contingent acquisition consideration payable	2.2	3.2	(2.4)	4.6

Total intangible asset amortization and contingent consideration	$3.0	$4.0	$0	$6.2

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

Equity in the loss of the joint venture totaled $0.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, compared to $0.6 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.7 million and $2.3 million, during the three and nine months ended September 30, 2011, respectively, compared to $1.0 million and $3.2 million during the three and nine months ended September 30, 2010, respectively. The reduced interest income during the three and nine months ended September 30, 2011 was due to decreased levels of cash and investments and lower market interest rates. We expect that interest income will continue to decline during the remainder of 2011 as compared to 2010 due to lower cash and investment balances and reduced interest yields.

Interest Expense

We incur interest expense on our convertible debt. Interest expense during the three and nine months ended September 30, 2011 was $2.4 million and $6.6 million, respectively, compared to $3.0 million and $8.1 million during the three and nine months ended September 30, 2010, respectively. The decrease in interest expense was attributed to the early conversion of $29.2 million and $119.6 million in aggregate principal of our 2013 Notes in September 2011 and November 2010, respectively. We expect interest expense for the fourth quarter of 2011 until the first quarter of 2013 to be $1.7 million per quarter based on the amount of our outstanding debt at September 30, 2011. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Provision for (Benefit from) Income Taxes

During the three and nine months ended September 30, 2011 we recognized a benefit from income taxes of $2.1 million and income tax expense of $6.6 million, respectively, compared to a benefit from income taxes of $222.0 million and $220.3 million during the three and nine months ended September 30, 2010, respectively. Our deferred tax assets increased due to a projected increase in research and development spend in 2011, which resulted in a lower 2011 forecasted tax rate and a benefit in the third quarter of 2011. The provision for income tax for the nine months ended September 30, 2011 consisted of foreign and state current and deferred tax expense related to the utilization of a portion of our federal net operating loss carryforwards. The benefit from income tax in the three and nine months ended September 30, 2010 consisted of foreign and state current tax expense and deferred tax benefit related to the release of $230.6 million of our valuation allowance in 2010 of which $223.1 million was released during the third quarter of 2010. See Note 22 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional discussion.

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the fourth quarter of 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Our financial condition as of September 30, 2011 and December 31, 2010 included the following (in millions):

	00000000	00000000	00000000
	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$71.3	$88.1	$(16.8)
Short-term investments	153.1	186.0	(32.9)
Long-term investments	145.6	128.2	17.4

Cash, cash equivalents and investments	$370.0	$402.3	$(32.3)

Current assets	$487.0	$504.3	$(17.3)
Current liabilities	83.3	83.8	(0.5)

Working capital	$403.7	$420.5	$(16.8)
Convertible debt	$348.3	$377.5	$(29.2)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash flows for each of the nine months ended September 30, 2011 and 2010 are summarized as follows (in millions):

	00000000	00000000	00000000
	2011	2010	Change
Cash and cash equivalents at the beginning of the year	$88.1	$167.2	$(79.1)
Net cash provided by operating activities	18.9	34.4	(15.5)
Net cash used in investing activities	(54.6)	(87.7)	33.1
Net cash provided by financing activities	18.9	13.6	5.3

Cash and cash equivalents at the end of the year	71.3	127.5	(56.2)
Short-term and long-term investments	298.7	313.4	(14.7)

Cash, cash equivalents and investments	$370.0	$440.9	$(70.9)

Cash, cash equivalents and investments

Cash, cash equivalents and investments totaled $370.0 million at September 30, 2011, a decrease of $32.3 million from December 31, 2010. The decrease was primarily attributed to the $50.4 million of cash used in the purchase of the Shanbally facility and a $15.5 million decrease in net cash provided by operating activities, partially offset by proceeds from ESPP and stock option exercises of $23.4 million.

Working Capital

Working capital was $403.7 million at September 30, 2011, a decrease of $16.8 million from working capital at December 31, 2010. The decrease was primarily attributed to a decrease of $49.7 million in cash, cash equivalents and short-term investments, offset by increases in accounts receivable, inventory and other current asset of $20.5 million, $5.9 million and $6.1 million, respectively.

Cash Provided by Operating Activities

Cash provided by operating activities of $18.9 million for the nine months ended September 30, 2011 primarily related to net loss of $27.1 million, adjusted for non-cash items such as $26.5 million of depreciation and amortization expenses, $32.7 million of stock-based compensation expense, $6.8 million of deferred income taxes and $5.7 million of unrealized foreign exchange gains on forward foreign currency exchange contracts.

Cash provided by operating activities of $34.5 million for the nine months ended September 30, 2010 primarily relate to net income of $218.0 million, adjusted for non-cash items such as $223.1 million income tax benefit related to the reversal of a substantial portion of our deferred tax asset allowance, $19.8 million of depreciation and amortization expenses, $28.5 million of stock-based compensation expense, and $4.6 million increase in the fair value of contingent acquisition consideration payable.

Cash Used in Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2011 was $54.6 million, compared to net cash used of $87.7 million during the nine months ended September 30, 2010. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures and cash paid for net assets acquired in business combinations. The increase in net cash used in investing activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to increased capital expenditures of $25.8 million, lower spending on business acquisitions of $33.0 million and $24.9 million of net settlements of investment securities. The increase in capital expenditures was primarily driven by the purchase of the Shanbally facility in August 2011 for a total purchase price of $50.4 million.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2011 was $18.9 million, compared to net cash provided by financing activities of $13.6 million during the nine months ended September 30, 2010. Our financing activities primarily include payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the Employee Stock Purchase Plan (ESPP) and stock option exercises. The increase in net cash provided by financing activities during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 was due to the decrease in payments of contingent acquisition consideration of $4.3 million, increased proceeds from ESPP and stock option exercises of $3.5 million offset by an increase in net payments on debt conversion of $2.2 million. See Note 10 of our Condensed Consolidated Financial Statements for additional discussion.

Other Information

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes). The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. In September 2011, $29.2 million in aggregate principal of the 2013 Notes were converted into approximately 1.8 million shares of the Company’s common stock. In November 2010, $119.6 million in aggregate principal of the 2013 Notes were converted into approximately 7.2 million shares of our common stock. There is no call provision included and we are unable to unilaterally redeem the remaining debt prior to maturity in 2013. The remaining debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the remaining debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. See Note 10 of our Condensed Consolidated Financial Statements for additional discussion. Our $348.3 million of total convertible debt as of September 30, 2011 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three and nine months ended September 30, 2011 and 2010 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	000000	000000	000000	000000	000000
	Three Months Ended September 30,		Nine Months Ended September 30,		Since Program Inception
	2011	2010	2011	2010
Naglazyme	$2.7	$2.6	$7.7	$6.7	$149.8
Kuvan	3.6	3.7	9.2	10.2	123.3
Firdapse	2.4	3.2	8.3	6.2	17.6
GALNS for MPS IV A	13.1	7.7	41.1	18.2	103.3
BMN-673	2.0	3.2	5.3	6.3	13.6
BMN-701	4.7	0.4	10.5	0.4	13.0
PEG-PAL	8.8	4.2	21.6	12.3	80.4
Not allocated to specific major current projects	21.3	14.4	52.8	44.8	410.7

Totals	$58.6	$39.4	$156.5	$105.1	$911.7

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

We may elect to increase our spending above our current long-term plans, which may increase our capital requirements. For instance, we may elect to increase our spending associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of Naglazyme, Kuvan, Firdapse and Aldurazyme; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; general corporate purposes; and working capital.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating lease commitments totaling $23.5 million that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

We have obligations under various license, collaboration and acquisition agreements for contingent payments related to various development activities totaling approximately $359.2 million, which are due upon achievement of certain development, commercial and licensing milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2011 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of September 30, 2011, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2011, we entered into agreements with three of our existing holders of our 2013 Notes, pursuant to which such holders have converted $9.6 million face amount of the 2013 Notes, in accordance with their terms, into 576,168 shares of our common stock. In addition to issuing the requisite number of shares of common stock required pursuant to the 2013 Notes, we also paid each of those holders varying cash premiums for agreeing to convert their 2013 Notes, which, in aggregate, totaled approximately $0.3 million. We also made a cash payment of approximately $0.1 million to the holders of accrued and future interest payments that will no longer be required. The issuance of our common stock upon conversion of the 2013 Notes was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof, as the conversion of the 2013 Notes into our common stock was made by us with our existing security holders exclusively in a series of privately negotiated transactions where no commission or other remuneration was paid.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: October 31, 2011	By	/S/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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