Form 10-K
period 2011-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2012-02-22
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 115,056,998 shares common stock, par value $0.001, outstanding as of February 13, 2012. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2011 was $2,025.8 million.

The documents incorporated by reference are as follows:

Portions of the Registrant’s Proxy Statement for our annual meeting of stockholders to be held May 8, 2012, are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

2011 FORM 10-K ANNUAL REPORT

BioMarin®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

Part I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in “Risk Factors,” “Business,” and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “ Risk Factors ,” as well as those discussed elsewhere in this Annual Report on Form 10-K. You should carefully consider that information before you make an investment decision.

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

Naglazyme received marketing approval in the United States (U.S.) in May 2005, in the European Union (EU) in January 2006 and subsequently in other countries. Kuvan was granted marketing approval in the U.S. and EU in December 2007 and December 2008, respectively. In December 2009, the European Medicines Agency (EMEA) granted marketing approval for Firdapse, which was launched in the EU in April 2010. Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme) was approved in 2003 for marketing in the U.S., EU and subsequently other countries. Net product revenues for 2011 for our approved products, Naglazyme, Kuvan, Firdapse and Aldurazyme were $224.9 million, $116.8 million, $13.1 million and $82.8 million, respectively.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including: GALNS, an enzyme replacement therapy for the treatment of Mucopolysaccharidosis Type IV or Morquio Syndrome Type A, or MPS IV A, PEG-PAL, an enzyme substitution therapy for the treatment of phenylketonuria or PKU, BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder, BMN-673, an orally available poly (ADP-ribose) polymerase, or PARP inhibitor for the treatment of patients with certain cancers and BMN-111, a peptide therapeutic for the treatment of achondroplasia.

We are conducting preclinical development of several other enzyme product candidates for genetic and other metabolic diseases, including BMN-190 for the treatment of late infantile neuronal ceroid lipofuscinosis, or LINCL, a form of Batten disease.

A summary of our various commercial products and major development programs, including key metrics as of December 31, 2011, is provided below:

Program	Indication	Orphan Drug Designation	Stage	2011 Total Net Product Revenues (in millions)	2011 Research & Development Expense (in millions)
Naglazyme	MPS VI (1)	Yes	Approved	$224.9	$10.3
Aldurazyme (2)	MPS I (3)	Yes	Approved	$82.8	$0.9
Kuvan	PKU (4)	Yes	Approved	$116.8	$12.6
Firdapse (5)	LEMS (6)	Yes	Approved in the EU only	$13.1	$11.0
GALNS for MPS IV A	MPS IVA	Yes	Clinical Phase 3	N/A	$54.5
PEG-PAL	PKU	Yes	Clinical Phase 2	N/A	$27.7
BMN-701 for Pompe disease	POMPE (7)	Yes	Clinical Phase 1/2	N/A	$17.5
BMN-673, PARP inhibitor for the treatment of patients with cancer	Not yet determined	Not yet determined	Clinical Phase 1/2	N/A	$6.5
BMN-673, PARP inhibitor for the treatment of patients with hematological malignancies	Not yet determined	Not yet determined	Clinical Phase 1/2	N/A	$0.9
BMN-111, peptide therapeutic for the treatment of Achondroplasia	Achondroplasia	Yes	Clinical Phase 1 (8)	N/A	$13.6

(1)	Mucopolysaccharidosis VI, or MPS VI
(2)	The Aldurazyme total product revenue noted above is the total product revenue recognized by us in accordance with the terms of our agreement with Genzyme Corporation. See “Commercial Products—Aldurazyme” below for further discussion.
(3)	Mucopolysaccharidosis I, or MPS I
(4)	Phenylketonuria, or PKU
(5)	Marketing approval from the EMEA for Firdapse was granted in December 2009. We launched Firdapse in the EU in April 2010.
(6)	Lambert Eaton Myasthenic Syndrome, or LEMS
(7)	Pompe disease, a glycogen storage disorder
(8)	Phase 1 clinical trial was initiated in January 2012.

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

Naglazyme was granted marketing approval in the U.S. in May 2005 and in the EU in January 2006. We market Naglazyme in the U.S., EU, Canada, Latin America and Turkey using our own sales force and commercial organization. Additionally, we use local distributors in several other regions to help us pursue registration and/or market Naglazyme on a named patient basis. Naglazyme net product sales for 2011 totaled $224.9 million, as compared to $192.7 million for 2010. Naglazyme net product sales for 2009 were $168.7 million.

Kuvan

Kuvan is a proprietary synthetic oral form of 6R-BH4, a naturally occurring enzyme co-factor for phenylalanine hydroxylase, or PAH, indicated for patients with PKU. Kuvan is the first drug for the treatment of PKU, which is an inherited metabolic disease that affects at least 50,000 diagnosed patients under the age of 40 in the developed world. We believe that approximately 30 to 50% of those with PKU could benefit from treatment with Kuvan. PKU is caused by a deficiency of activity of an enzyme, PAH, which is required for the metabolism of phenylalanine, or Phe. Phe is an essential amino acid found in all protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood, resulting in a variety of serious neurological complications, including severe mental retardation and brain damage, mental illness, seizures and other cognitive problems.

Kuvan was granted marketing approval for the treatment of PKU in the U.S. in December 2007. We market Kuvan in the U.S. and Canada using our own sales force and commercial organization. Kuvan has been granted orphan drug status in the U.S., which confers seven years of market exclusivity in the U.S. for the treatment of PKU, expiring in 2014. We expect that our patents will provide market exclusivity beyond the expiration of orphan status. Kuvan net product sales for 2011 were $116.8 million, as compared to $99.4 million for 2010. Kuvan net product sales for the 2009 were $76.8 million.

In May 2005, we entered into an agreement with Merck Serono S.A. (Merck Serono) for the further development and commercialization of Kuvan and any other product containing 6R-BH4, and PEG-PAL for PKU. Through the agreement, as amended in 2007, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S., Canada and Japan, and we retained exclusive rights to market these products in the U.S. and to market Kuvan in Canada. Merck Serono markets Kuvan in the EU and several other countries outside the U.S., Canada and Japan. Under the agreement with Merck Serono, we are entitled to receive royalties, on a country-by-country basis, until the later of the expiration of patent right licensed to Merck or ten years after the first commercial sale of the licensed product in such country. Over the next several years, we expect a royalty of approximately four percent on net sales of Kuvan by Merck Serono. We also sell Kuvan to Merck Serono at near cost, and Merck Serono resells the product to end-users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU is included as a component of net product revenues in the period earned. In 2011, we earned $1.6 million in net royalties on net sales of $40.4 million of Kuvan by Merck Serono, compared to 2010 when we earned $0.9 million in net royalties on net sales of $23.7 million. In 2009, we earned $0.3 million in net royalties on net sales of $6.9 million. We recorded collaborative agreement revenue associated with shared Kuvan development costs in the amounts of $0.5 million in 2011, $0.7 million in 2010 and $2.4 million in 2009.

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

We developed Aldurazyme through a collaboration with Genzyme. Under our collaboration agreement, we are responsible for manufacturing Aldurazyme and supplying it to Genzyme. Genzyme records sales of Aldurazyme and is required to pay us, on a quarterly basis, a 39.5% to 50% royalty on worldwide net product sales. We recognize a portion of this royalty as product transfer revenue when product is released to Genzyme and all of our obligations have been fulfilled. Genzyme’s return rights for Aldurazyme are limited to defective product. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty when the product is sold by Genzyme. Additionally, Genzyme and we are members of a 50/50 limited liability company that: (1) holds the intellectual property relating to Aldurazyme and other collaboration products and license all such intellectual property on a royalty-free basis to us and Genzyme to allow us to exercise our rights and perform our obligations under the agreements related to the restructuring, and (2) engages in research and development activities that are mutually selected and funded by Genzyme and us.

Our Aldurazyme net product revenues totaled $82.8 million for 2011 as compared to $71.2 million for 2010 and $70.2 million for 2009. The net product revenues for 2011, 2010 and 2009 include $74.2 million, $68.0 million and $61.8 million, respectively, of royalty revenue on net Aldurazyme sales by Genzyme. Royalty revenue from Genzyme is based on 39.5% to 44.0% of net Aldurazyme sales by Genzyme, which totaled $185.2 million for 2011, $166.8 million for 2010 and $155.1 million for 2009. Incremental Aldurazyme net product transfer revenue of $8.6 million, $3.2 million and $8.4 million for 2011, 2010 and 2009, respectively, reflect incremental shipments of Aldurazyme to Genzyme to meet future product demand. In the future, to the extent that Genzyme Aldurazyme inventory quantities on hand remain consistent, we expect that our total Aldurazyme revenues will approximate the 39.5% to 50% royalties on net product sales by Genzyme.

Firdapse

In conjunction with our acquisition of Huxley Pharmaceuticals, Inc. (Huxley) we acquired the rights to Firdapse in October 2009, a proprietary form of 3,4-diaminopyridine (amifampridine phosphate), or 3,4-DAP for the treatment of LEMS. Firdapse was originally developed by AGEPS, the pharmaceutical unit of the Paris Public Hospital Authority, or AP-HP, and sublicensed to Huxley from EUSA Pharma in April 2009. Firdapse was granted marketing approval in the EU in December 2009. In addition, Firdapse has been granted orphan drug status in the EU, which confers ten years of market exclusivity in the EU. We launched Firdapse on a country-by-country basis in Europe beginning in April 2010. Firdapse net product revenues in 2011 were $13.1 million, compared to $6.4 million in 2010. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and initiated a Phase 3 clinical trial in the second quarter of 2011. This Phase 3 study is a double-blind, placebo-controlled randomized discontinuation study followed by an open-label extension period in approximately 30 patents across 25 sites worldwide. The primary objective of the study is to evaluate the efficacy and safety, including the long-term safety, of Firdapse. The primary efficacy variable is the Quantitative Myasthenia Gravis score and the secondary efficacy variable is the timed 25-foot walk test. We are also exploring other options with the Firdapse program, including the potential outlicense of certain rights in the U.S. or elsewhere.

LEMS is a rare autoimmune disease with the primary symptoms of muscle weakness. Muscle weakness in LEMS is caused by autoantibodies to voltage gated calcium channels leading to a reduction in the amount of acetylcholine released from nerve terminals. The prevalence of LEMS is estimated at four to ten per million, or approximately 2,000 to 5,000 patients in the EU and 1,200 to 3,100 patients in the U.S. Approximately 50% of LEMS patients diagnosed have small cell lung cancer. Patients with LEMS typically present with fatigue, muscle pain and stiffness. The weakness is generally more marked in the proximal muscles particularly of the legs and trunk. Other problems include reduced reflexes, drooping of the eyelids, facial weakness and problems with swallowing. Patients often report a dry mouth, impotence, constipation and feelings of light headedness on standing. On occasion these problems can be life threatening when the weakness involves respiratory muscles. A diagnosis of LEMS is generally made on the basis of clinical symptoms, electromyography testing and the presence of auto antibodies against voltage gated calcium channels. Currently approved treatments of LEMS can consist of strategies directed at the underlying malignancy, if one is present. Therapy of small cell lung cancer is limited and outcomes are generally poor. Immunosuppressive agents have been tried but success is limited by toxicity and difficulty administering the regimens. A mainstay of therapy has been 3,4-DAP, but its use in practice has been limited by the drug’s availability.

Products in Clinical Development

We are developing GALNS, an enzyme replacement therapy for the treatment of MPS IV A, a lysosomal storage disorder. In November 2008, we announced the initiation of a clinical assessment program for patients with MPS IV A. We initiated a Phase 1/2 clinical trial of GALNS in the first half of 2009. The objectives of the Phase 1/2 study were to evaluate safety, pharmacokinetics, and pharmacodynamics and to identify the optimal dose of GALNS for future studies. The results reported in April 2010, showed clinically meaningful improvements in two measures of endurance (6-minute walk distance and 3-minute stair climb) were achieved at both 24 weeks and 36 weeks as compared to baseline. Clinically meaningful improvements in two measures of pulmonary function (forced vital capacity and maximum voluntary ventilation) were achieved at 36 weeks as compared to baseline and keratin sulfate levels decreased shortly after the initiation of treatment and fell further as the study progressed. In February 2011, we announced the initiation of a pivotal Phase 3 clinical trial for GALNS for the treatment of MPS IV A. This Phase 3 trial is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of GALNS in patients with MPS IV A. The trial will be conducted at approximately 40 centers worldwide including Brazil, Japan, Taiwan, most Western European countries, Canada and the U.S. We expect to enroll approximately 160 patients in this trial. This trial will explore doses of two milligrams per kilogram per week and two milligrams per kilogram every other week for a treatment period of 24 weeks. We expect to receive top-line results from the study in the second half of 2012.

In addition, in November 2011, we announced the initiation of a Phase 2 study for GALNS in patients with MPS IVA who are under five years of age. The primary objective of the Phase 2, open-label, multinational clinical study is to evaluate the safety and tolerability of infusions of GALNS at a dose of 2.0 milligrams per kilogram per week over a 52-week period in 10 to 15 patients with MPS IVA who are under five years of age. The secondary objectives are to evaluate urinary keratin sulfate levels and growth velocity.

PEG-PAL is an investigational enzyme substitution therapy that we are developing as a subcutaneous injection and is intended for those patients with PKU who do not respond to Kuvan. In preclinical models, PEG-PAL produced a rapid, dose-dependent reduction in blood phenylalanine, or Phe levels, the same endpoint that was used in the Kuvan studies. In June 2009, we announced results from a Phase 1 open-label, single-dose, dose-escalation clinical trial of PEG-PAL for PKU. Significant reductions in blood Phe levels were observed in all patients in the fifth dosing cohort of the Phase 1 trial. In addition, there are no serious immune reactions observed and mild to moderate injection-site reactions were in line with our expectations. In September 2009, we initiated a Phase 2, open-label dose finding clinical trial of PEG-PAL. The primary objective of this clinical trial is to optimize the dose and schedule that produces the most favorable safety profile and Phe reduction. The secondary objectives of the clinical trial are to evaluate the safety and tolerability of multiple dose levels of PEG-PAL, to evaluate the immune response to PEG-PAL, and to evaluate steady-state phamacokinetics in all patients and accumulation of PEG-PAL in a subset of patients enrolled in this clinical trial. Preliminary results from this clinical trial were presented in August 2010 and showed that of the seven patients who received at least one milligram per kilogram per week of PEG-PAL for at least four weeks, six patients have achieved Phe levels below 600 micromoles per liter. Mild to moderate self limiting injection site reactions are the most commonly reported toxicity. In April 2011 we initiated an extension of the Phase 2 study to find the quickest and safest induction dosing regimen to an efficacious maintenance dose. This study is ongoing. We expect to initiate a Phase 3 clinical trial of PEG-PAL in 2013.

BMN-673 is a PARP inhibitor, a class of molecules that has shown clinical activity against cancers involving defects in DNA repair that we are investigating for the treatment of certain cancers. In January 2011, we announced the initiation of a Phase 1/2 clinical trial for BMN-673 for the treatment of patients with solid tumors. The clinical trial is an open-label study of once daily, orally administered BMN-673 in approximately 70 patients ages 18 and older with advanced or recurrent solid tumors. The primary objective of the study is to establish the maximum tolerated dose of daily oral BMN-673. The secondary objective of the study is to establish the safety, pharmacokinetic profile and recommended Phase 2 dose. In July 2011, we initiated a Phase 1/2 clinical trial for BMN-673 for the treatment of patients with advanced hematological malignancies. This clinical trial is a two-arm, open-label dose escalation study to determine the maximum tolerated dose and to assess the safety, pharmacokinetics, pharmacodynamics and preliminary efficacy of once daily, orally administered BMN-673 in patients with acute myeloid leukemia, myelodsplastic syndrome, chronic lymphocytic leukemia or mantle cell lymphoma. This study will enroll approximately 80 patients.

BMN-701 is a novel fusion of insulin-like growth factor 2 and alpha glucosidase (IGF2-GAA) in development for Pompe disease. We acquired the BMN-701 program in August 2010 in connection with the acquisition of ZyStor Therapeutics, Inc. (ZyStor) In January 2011, we announced the initiation of a Phase 1/2 clinical trial for BMN-701. This clinical trial is an open-label study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamic and clinical activity of BMN-701 administered as an intravenous infusion every two weeks at doses of 20 milligrams per kilogram. We expect to enroll approximately 30 patients between the ages of 13 and 65 years old with late-onset Pompe disease for a treatment period of 24 weeks. The primary objectives of this study are to evaluate the safety and tolerability of BMN-701 as well as determine the antibody response to BMN-701. The secondary objectives of the study are to determine the single and multi-dose pharmacokinetics of BMN-701 and determine mobility and functional exercise capacity in patients receiving BMN-701. Pompe disease is a lysosomal storage disorder caused by a deficiency in GAA, which prevents cells from adequately degrading glycogen. This results in the storage of glycogen in lysosomes, particularly those in muscle cells, thereby damaging those cells and causing progressive muscle weakness which in turn can result in death due to pulmonary or cardiac insufficiency. We expect to receive top-line results from this study in the second half of 2012.

BMN-111 is a peptide therapeutic in development for the treatment of achondroplasia. In January 2012, we announced the initiation of a Phase 1 clinical trial for BMN-111. The primary objective of the Phase 1 clinical trial is to assess the safety and tolerability of single and multiple doses of BMN-111 in normal healthy adult volunteers up to the maximum tolerated dose. We expect to start the Phase 2 study in pediatric patients in the fourth quarter of 2012 or the first quarter of 2013.

Manufacturing

We manufacture Naglazyme, Aldurazyme, GALNS, PEG-PAL and BMN-111 in our approved Good Manufacturing Practices (GMP), production facilities located in Novato, California. Vialing and packaging are performed by contract manufacturers. We believe that we have ample operating capacity to support the commercial demand of both Naglazyme and Aldurazyme through at least the next five years as well as the clinical requirements and initial launch of GALNS and PEG-PAL, if approved.

In August 2011, we acquired a bulk biologics manufacturing plant located in Shanbally, County of Cork, Ireland. This 133,000-square-foot facility which was completed and validated in 2009 was approved by the Irish Medicines Board in 2010. We are not currently manufacturing any products in this facility and will need to requalify and validate certain systems in the facility before we can begin to manufacture any products. The addition of the Shanbally facility will increase our operating capacity to support the commercial demand of GALNS and PEG-PAL, if approved.

Our Novato, California facilities have been licensed by the Food and Drug Administration (FDA), the European Commission (EC) and health agencies in other countries for the commercial production of Aldurazyme and Naglazyme. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must be GMP certified before we can manufacture our drugs for commercial sales.

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

Sales and Marketing

We have established a commercial organization to support our product lines directly in the U.S., Europe, South America and many of our other significant markets. For other selected markets, we have signed agreements with other companies to act as distributors of Naglazyme. Most of these agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales. Additional markets are being assessed at this time and additional agreements may be signed in the future. We maintain a relatively small sales force in the U.S. that markets Naglazyme and Kuvan and in the EU that markets Naglazyme and Firdapse. We believe that the size of our sales force is appropriate to effectively reach our target audience in markets where Naglazyme, Kuvan and Firdapse are directly marketed. We utilize third-party logistics companies to store and distribute Naglazyme, Kuvan and Firdapse.

Genzyme has the exclusive right to distribute, market and sell Aldurazyme globally and is required to purchase its requirements exclusively from us.

Customers

Our Naglazyme, Kuvan and Firdapse customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies, which act as retailers. We also sell Naglazyme to our authorized European distributors and to certain larger pharmaceutical wholesalers, which act as intermediaries between us and end-users and generally do not stock significant quantities of Naglazyme. During

2011, 44% of our net Naglazyme, Kuvan and Firdapse product revenues were generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

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

Firdapse and LEMS

There are no other approved drugs for the treatment of LEMS. Current options rely on intravenous immunoglobulin, plasmapherisis and/or immuno suppressant drugs. In some countries, 3,4 DAP is available, as a base, through various compounding pharmacies, as a special or magistral formulation, or through investigator sponsored studies. Firdapse is the only approved version of 3,4 DAP. One other aminopyridine, 4AP, has been approved in the U.S. by another pharmaceutical company. However, this is for the treatment of fatigue associated with Multiple Sclerosis. The role of 4AP in LEMS is unproven and uncertain. In January 2012, a pharmaceutical company initiated a Phase 3 clinical trial in the U.S. for its version of 3, 4 DAP for the treatment of LEMS.

BMN-673

There are several other PARP inhibitors ahead of BMN-673 in clinical development for the treatment of various solid and hematologic malignancies. None of these PARP inhibitors, however, has yet been approved by the FDA or any other regulatory agency.

BMN-701

There are two approved enzyme replacement therapies for Pompe disease in the U.S. and at least two more in preclinical studies. Gene therapy is also being tested in clinical trials and a pharmaceutical company initiated a Phase 2 clinical trial to test its small molecule chaperone as a combination therapy with enzyme replacement therapy.

BMN-111

There are currently no approved drugs for the treatment of achondroplasia. There are other peptides in early development for achondroplasia, although BMN-111 is the only peptide therapeutic that has entered clinical trials for achondroplasia.

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

The number of our issued patents now stands at approximately 203, including approximately 55 patents issued by the U.S. Patent and Trademark Office (USPTO). Furthermore, our portfolio of pending patent applications totals approximately 411 applications, including approximately 74 pending U.S. applications.

With respect to Naglazyme, we have 15 issued patents, including three U.S. patents. Claims cover our ultrapure N -acetylgalactosamine-4-sulfatase compositions of Naglazyme, methods of treating deficiencies of N -acetylgalactosamine-4-sulfatase, including MPS VI, methods of producing and purifying such ultrapure N -acetylgalactosamine-4-sulfatase compositions, and methods of detecting lysosomal enzyme-specific antibodies. These patents will expire between 2022 and 2028.

With respect to Kuvan and BH4, we own or have licensed a number of patents and pending patent applications that relate generally to formulations and forms of our drug substance, methods of use for various indications under development and dosing regimens. We have rights to 36 issued patents including 10 issued U.S. patents with claims to a stable tablet formulation of BH4, methods of treating PKU using a once daily dosing regimen and administration of Kuvan with food, crystalline forms of BH4, and methods of producing BH4. These patents will expire between 2022 to 2029.

We have rights to 32 issued patents, including six U.S. patents, related to Aldurazyme. These patents cover our ultra-pure alpha-L-iduronidase composition of Aldurazyme, methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase, a method of purifying such ultra-pure alpha-L-iduronidase and the use of compositions of ultra-pure biologically active fragments of alpha-L-iduronidase. These patents will expire in 2019 and 2020. Three U.S. patents on alpha-L-iduronidase are owned by an affiliate of Women’s and Children’s Hospital Adelaide. We have examined such issued U.S. patents, the related U.S. and foreign applications and their file histories, the prior art and other information. Corresponding foreign applications were filed in Canada, Europe and Japan. The European application was rejected and abandoned and cannot be re-filed. After a failure to timely file a court challenge to the Japanese Board of Appeals’ decision upholding the final rejection of all claims in the corresponding Japanese application, the Japanese application has also lapsed and cannot be re-filed. Claims in the related Canadian application have recently issued. We believe that such patents may not survive a challenge to patent validity. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interest of our joint venture with Genzyme to market Aldurazyme with commercial diligence, in order to provide MPS I patients with the benefits of Aldurazyme. We believe that these patents and patent applications do not affect our ability to market Aldurazyme in Europe.

We only have limited patent protection in the EU for Firdapse for the treatment of LEMS and we have no issued patients in the U.S. for Firdapse for the treatment of LEMS.

With respect to GALNS, we own or have licensed a number of patents and pending patent applications that relate generally to compositions of matter, methods of use and methods of production. We have rights to seven issued patents including four issued U.S. patents with claims to compositions of purified recombinant N-acetylgalactosamine-6-sulfate sulfatase (GALNS) and sulfatase-modifying factor I (SUMF1) polypeptides and nucleic acids used in the manufacture of GALNS. These issued U.S. patents are set to expire between 2019 (SUMF1 compositions) and 2029 (GALNS compositions). Recently allowed U.S. claims, which have not been officially issued, cover purified recombinant GALNS compositions and methods of treating Morquio Syndrome and are set to expire in 2029. Claims in an issued European patent cover methods of production and are set to expire in 2024.

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

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs or BLAs. Most such applications for non-priority drug products are reviewed within ten months. The goal for initial review of most applications for priority review of drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, is six months. We expect the FDA to amend each of these goals to extend them by two months for applications received after September 2012. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

Pediatric Information

Under the Pediatric Research Equity Act of 2007 (PREA), NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted. The Best Pharmaceuticals for Children Act (BPCA), provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety, if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The Biologics Price Competition and Innovation Act, or BPCIA, provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.

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

Food and Drug Administration Amendments Act of 2007

On September 27, 2007, the Food and Drug Administration Amendments Act (FDAAA), was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA makes a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changes the FDA’s handling of post market drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy (REMS). A REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of a drug.

Patient Protection and Affordable Care Act of 2010

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA), is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.

The PPACA created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

The PPACA also imposes a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs) under certain conditions. The annual fee will be apportioned among the participating companies based on each company’s sales of qualifying products to, and used by, certain U.S. government programs during the preceding year. Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expands the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance; includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposes a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

In addition, beginning in 2013, drug manufacturers will be required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. Although the statute requires reporting by March 31, 2013 of payments and other transfers of value made in calendar year 2012, the Centers for Medicare & Medicaid Services (CMS), has proposed not to require manufacturers to begin collecting required information until 90 days after publication of a final rule. This means that the initial report due on March 31, 2013 may only need to cover a portion of calendar year 2012. Further, the PPACA amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims laws.

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

Regulation in the European Union

Drugs are also subject to extensive regulation outside of the U.S. In the EU, for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the EU (which includes most major countries in Europe). If this procedure is not used, approval in one country of the EU can be used to obtain approval in another country of the EU under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

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

Employees

As of January 27, 2012, we had 1,002 full-time employees, 465 of whom are in operations, 253 of whom are in research and development, 167 of whom are in sales and marketing and 117 of whom are in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages.

Research and Development

For information regarding research and development expenses incurred during 2011, 2010 and 2009, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expense”.

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

Net product revenues by geography are based on patients’ locations for Naglazyme, Kuvan and Firdapse, and are based on Genzyme’s U.S. location for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties we earned on Genzyme’s net sales are included in the U.S. as our transactions are with Genzyme.

The following table outlines net product revenues by geographic area (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net product revenues:
United States	$224,630	$196,979	$168,373
Europe	100,348	90,321	76,475
Latin America	56,950	41,581	35,528
Rest of the World	55,719	40,820	35,345

Total net product revenues	$437,647	$369,701	$315,721

Total revenue generated outside the U.S. was $217.1 million, $173.9 million and $150.7 million, in the years ended December 31, 2011, 2010 and 2009, respectively.

The following table outlines non-monetary long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2011	2010
Long-lived assets:
United States	$657,800	$597,278
International	81,694	32,914

Total long-lived assets	$739,494	$630,192

The increase in long-lived assets is attributed to the purchase of the Naglazyme intellectual property and the manufacturing facility in Shanbally, County Cork, Ireland for $81.0 million and $49.7 million, respectively. See Notes 10 and 11 to our accompanying Consolidated Financial Statements for additional discussion.

Other Information

We were incorporated in Delaware in October 1996 and began operations on March 21, 1997. Our principal executive offices are located at 105 Digital Drive, Novato, California 94949 and our telephone number is (415) 506-6700. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports and statements filed or furnished pursuant to Section 13(a)

or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge at www.bmrn.com as soon as reasonably practicable after we electronically file such reports with the U.S. Securities and Exchange Commission, or SEC. Such reports, statements and other information may be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Additionally, these reports are available at the SEC’s website at http://www.sec.gov. Information contained in our website is not part of this or any other report that we file with or furnish to the SEC.

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

Our Naglazyme and Aldurazyme products, as well as certain of our product candidates, are regulated by the FDA as biologics under the FDC Act, and the Public Health Service Act. Biologics require the submission of a Biologics License Application (BLA), and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the PPACA created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Our products approved under BLAs, as well as products in development that may be approved under BLAs, could be reference products for such abbreviated BLAs.

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

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. We also rely on independent third party contract research organizations, or CROs, to perform most of our clinical studies and many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third party CROs. If any of our CROs processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could adversely be impacted.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Since we began operations in March 1997, we have been engaged in very substantial research and development and have operated at a net loss until 2008. Although we were profitable in 2008 and 2010, we operated at a net loss in 2009 and 2011. Based upon our current plan for investments in research and development for existing and new programs, we expect to operate at a net loss for 2012 and may operate at an annual net loss beyond 2012. Our future profitability depends on our marketing and selling of Naglazyme, Kuvan and Firdapse, the successful commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, our spending on our development programs and the impact of any possible future business development transactions. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we, or our contract manufacturers, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA, the State of California and international regulatory authorities, before and after product approval. Our manufacturing facilities have been inspected and licensed by the State of California for pharmaceutical manufacture and have been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Aldurazyme, and by the FDA and EC for the manufacture of Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of Naglazyme, Kuvan, Firdapse and Aldurazyme have also been inspected and approved by various regulatory authorities.

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

We believe that our cash, cash equivalents and short-term investment securities at December 31, 2011 will be sufficient to meet our operating and capital requirements for the foreseeable future based on our current long-term business plans. These estimates are based on assumptions and estimates, which may prove to be wrong. We may need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

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

Because the target patient populations for some of our products are small, we must achieve significant market share and maintain high per-patient prices for our products to achieve profitability.

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

If we fail to obtain an adequate level of coverage and reimbursement for our drug products by third-party payers, the sales of our drugs would be adversely affected or there may be no commercially viable markets for our products.

The course of treatment for patients using Naglazyme, Kuvan, Aldurazyme and Firdapse is expensive. We expect patients to need treatment for extended periods, and for some products throughout the lifetimes of the patients. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for our products without coverage and reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

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

We expect that coverage and reimbursement may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third-party payers have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

Government health care reform could increase our costs, and would adversely affect our revenue and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.

Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expands the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance; includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposes a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. For example, beginning in 2013, drug manufacturers will be required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. Although the statute requires reporting by March 31, 2013 of payments and other transfers of value made in calendar year 2012, the CMS has proposed not to require manufacturers to begin collecting required information until 90 days after publication of a final rule. This means that the initial report due on March 31, 2013 may only need to cover a portion of calendar year 2012.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the CMS and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially have an impact on our business over time. The cost of implementing more detailed record keeping systems and otherwise complying with these regulations could substantially increase our costs. The changes to the way our products are reimbursed by the CMS could reduce our revenues. Both of these situations could adversely affect our results of operations.

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

We are subject to various federal and state health care “fraud and abuse” laws, including antikickback laws, false claims laws and laws related to ensuring compliance. The federal health care program antikickback statute makes it illegal for any person, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal health care programs, such as Medicare and Medicaid. Under federal government regulations, certain arrangements, or safe harbors, are deemed not to violate the federal antikickback statute. However, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, although we seek to comply with these safe harbors. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

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

Many states have adopted laws similar to the federal antikickback statute, some of which apply to referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, the state of California and several other states have passed laws that require pharmaceutical companies to comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the PhRMA Code on Interactions with Healthcare Professionals.

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

We conduct a significant amount of our sales and operations outside of the U.S., which subjects us to additional business risks that could adversely affect our revenue and results of operations.

A significant portion of the sales of Aldurazyme and Naglazyme and all of the sales of Firdapse are generated from countries other than the United States. Additionally, we have operations in several European countries, Brazil, other Latin American countries, Turkey and Asia. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict BioMarin’s ability to manufacture, market and sell its products;

•	political and economic instability;

•	diminished protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing international operations;

•	differing labor regulations and business practices;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	changes in international medical reimbursement policies and programs;

•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the FCPA.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations.

As we continue to expand our existing international operations, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing and maintaining these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.

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

•

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. We have no meaningful experience with competitors interfering with our patents or patent applications.

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

The USPTO has issued three patents to a third-party that relate to alpha-L-iduronidase and a related patent has been issued in Canada. If we are not able to successfully challenge these patents or a related patent in Japan, if it issues, we may be prevented from producing Aldurazyme in countries with issued patents unless and until we obtain a license.

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

If our Manufacturing, Marketing and Sales Agreement (MMS Agreement) with Genzyme were terminated, we could be prevented from continuing to commercialize Aldurazyme or our ability to successfully commercialize Aldurazyme would be delayed or diminished.

Either party may terminate the Manufacturing, Marketing and Sales Agreement (MMS Agreement), between Genzyme and us related to Aldurazyme for specified reasons, including if the other party is in material breach of the MMS, has experienced a change of control, as such term is defined in the MMS agreement, or has declared bankruptcy and also is in breach of the MMS. Although we are not currently in breach of the MMS, there is a risk that either party could breach the MMS in the future. Either party may also terminate the MMS upon one year prior written notice for any reason.

If the MMS Agreement is terminated for breach, the breaching party will transfer its interest in BioMarin/Genzyme LLC, or the LLC, to the non-breaching party, and the non-breaching party will pay a specified buyout amount for the breaching party’s interest in Aldurazyme and in the LLC. If we are the breaching party, we would lose our rights to Aldurazyme and the related intellectual property and regulatory approvals. If the MMS Agreement is terminated without cause, the non-terminating party would have the option, exercisable for one year, to buy out the terminating party’s interest in Aldurazyme and in the LLC at a specified buyout amount. If such option is not exercised, all rights to Aldurazyme will be sold and the LLC will be dissolved. In the event of termination of the buyout option without exercise by the non-terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split between Genzyme and us in accordance with our percentage interest in the LLC.

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

Upon a termination of the agreement by Merck Serono for a material breach by us or based on our financial difficulty, or upon the expiration of the royalty term of the products licensed under the agreement, all rights licensed to Merck Serono under the agreement become irrevocable and fully-paid upon the payment of amounts due by Merck Serono to us which accrued prior to the expiration of the royalty term, except in those countries where restricted by applicable law or for all intellectual property that we do not own and for which we do not have a royalty-free license. Upon a termination of the agreement for a material breach by us or for our financial difficulty, all rights and licenses granted by Merck Serono to us under or pursuant to the agreement will automatically terminate. If the agreement is terminated by either Merck Serono or us, and we continue the development and commercialization of products related to that agreement, we would be responsible for 100% of future development costs and all costs relating to the assumption of commercial responsibility for the marketing and selling of products related to that agreement, and accordingly our expenses would increase and our operating performance may be adversely affected.

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

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of Kuvan, our revenue and results of operations would be adversely affected.

The Hatch Waxman Act permits the FDA to approve abbreviated new drug applications, or ANDAs, for generic versions of branded drugs. We refer to this process as the “ANDA process”. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not generally require the conduct and submission of clinical equivalency studies for that product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product based on pharmacokinetic studies. Pursuant to the Hatch Waxman Act, companies were able to file an ANDA application for the active ingredient in Kuvan at any time after December 2011. At present, we have no information that any other party has filed or is preparing to file an ANDA for Kuvan.

The Hatch Waxman Act requires an applicant for a drug that relies, at least in part, on our data regarding the safety and efficacy of Kuvan, to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we would have 45 days to bring a patent infringement suit in federal district court against the company seeking approval for its product. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch Waxman Act provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming and costly and may result in generic competition if such patent(s) are not upheld or if the generic competitor does not infringe such patent(s). However, generic versions of Kuvan would be prohibited until the expiration of orphan drug exclusivity in 2014 or 2015, depending on if we receive pediatric exclusivity.

The filing of an ANDA application in respect to Kuvan, could have an adverse impact on our stock price and litigation to enforce our patents is likely to cost a substantial amount and require significant management attention. If the patents covering Kuvan, were not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition following the expiration of orphan exclusivity, would have a material adverse effect on our revenue and results of operations.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We maintain insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of Naglazyme, Kuvan, Aldurazyme and Firdapse, or our clinical trials for PEG-PAL, GALNS, BMN-701, BMN-673 or BMN-111 for which our insurance coverage may not be adequate.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain our inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy, or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents could harm our ability to operate our business effectively. Our ability to manage and maintain our inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management, and other information systems. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain our inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases on to our customers due to the process by which health care providers are reimbursed for our products by the government. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. We purchase or enter into a variety of financial instruments and transactions, including investments in commercial paper, the extension of credit to corporations, institutions and governments and hedging contracts. If any of the issuers or counter parties to these instruments were to default on their obligations, it could materially reduce the value of the transaction and adversely affect our cash flows.

For the year ended December 31, 2011, approximately 4.5% of our net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece. Approximately, 15.4% of our total accounts receivable as of December 31, 2011 related to such countries. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Naglazyme, Aldurazyme, Kuvan and Firdapse;

•	manufacture, supply or distribution of Naglazyme, Aldurazyme, Kuvan and Firdapse;

•	progress of our product candidates through the regulatory process;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non U.S. countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S., the EU or in other parts of the world;

•	actual or anticipated fluctuations in our operating results; and

•	changes in our assessments or financial estimates by securities analysts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table contains information about our current significant owned and leased properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
Several locations in Novato, California	273,000	Corporate headquarters, office, laboratory and warehouse	2011-2020
Galli Drive facility, Novato, California	91,500	Clinical and commercial manufacturing and laboratory	NA: owned property
Bel Marin Keys facility, Novato, California	84,000	Technical operations, finance, administration, and laboratory	NA: owned property
Shanbally facility, Cork, Ireland	133,000	Manufacturing	NA: owned property
San Rafael facility, San Rafael, CA	120,000	New corporate headquarters, office	2022

Our administrative office space and plans to develop additional space are expected to be adequate for the foreseeable future. In addition to the above, we also maintain small offices in a variety of locations around the world. We believe that, to the extent required, we will be able to lease or buy additional facilities at commercially reasonable rates. We plan to use contract manufacturing when appropriate to provide product for both clinical and commercial requirements until such time as we believe it prudent to develop additional in-house clinical and/or commercial manufacturing capacity.

Item 3. Legal Proceedings

We have no material legal proceedings pending.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “BMRN” on the NASDAQ Global Select Market. The following table sets forth the range of high and low quarterly closing sales prices for our common stock for the periods noted, as reported by NASDAQ.

		Prices
Year	Period	High	Low
2011	First Quarter	$28.29	$23.46
2011	Second Quarter	$28.46	$24.93
2011	Third Quarter	$31.87	$24.02
2011	Fourth Quarter	$35.38	$30.07

2010	First Quarter	$23.81	$18.95
2010	Second Quarter	$24.71	$18.33
2010	Third Quarter	$23.09	$18.24
2010	Fourth Quarter	$28.25	$21.82

On February 13, 2012, the last reported sale price on the NASDAQ Global Select Market for our common stock was $38.03. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2011.

Holders

As of February 13, 2012, there were 63 holders of record of 115,056,998 outstanding shares of our common stock. Additionally, on such date, options to acquire 16.0 million shares of our common stock were outstanding.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph shows the value of an investment of $100 on December 31, 2006 in BioMarin common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of December 31 of each year. Our common stock is traded on the NASDAQ Global Select Market and is a component of both the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

* $100 invested on December 31, 2006 in stock or index, including reinvestment of dividends.

	Fiscal Year Ending December 31,
	2006	2007	2008	2009	2010	2011
BioMarin Pharmaceutical Inc.	100.00	215.99	108.60	114.77	164.31	209.76
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology Index	100.00	102.53	96.57	110.05	117.19	124.54

Item 6. Selected Consolidated Financial Data

The information set forth below for the five years ended December 31, 2011 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Years Ended December 31, (In thousands of U.S. dollars, except for per share data)
	2011	2010	2009	2008	2007
Consolidated statements of operations data:
REVENUES:
Net product revenues	$437,647	$369,701	$315,721	$251,851	$86,802
Collaborative agreement revenues	468	682	2,379	38,907	28,264
Royalty and license revenues	3,243	5,884	6,556	5,735	6,515

Total revenues	441,358	376,267	324,656	296,493	121,581
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	84,023	70,285	65,909	52,509	18,359
Research and development	214,374	147,309	115,116	93,291	78,600
Selling, general and administrative	175,423	151,723	124,290	106,566	77,539
Intangible asset amortization and contingent consideration	1,428	6,406	2,914	4,371	4,371

Total operating expenses	475,248	375,723	308,229	256,737	178,869

INCOME (LOSS) FROM OPERATIONS	(33,890)	544	16,427	39,756	(57,288)
Equity in the loss of BioMarin/Genzyme LLC	(2,426)	(2,991)	(2,594)	(2,270)	30,525
Interest income	2,934	4,112	5,086	16,388	25,932
Interest expense	(8,349)	(10,329)	(14,090)	(16,394)	(14,243)
Debt conversion expense	(1,896)	(13,728)	0	0	0
Impairment loss on equity investments	0	0	(5,848)	(4,056)	0
Net gain from sale of investments	0	902	1,585	0	0

INCOME (LOSS) BEFORE INCOME TAXES	(43,627)	(21,490)	566	33,424	(15,074)
Provision for (benefit from) income taxes	10,209	(227,309)	1,054	2,593	729

NET INCOME (LOSS)	$(53,836)	$205,819	$(488)	$30,831	$(15,803)

NET INCOME (LOSS) PER SHARE, BASIC	$(0.48)	$2.00	$(0.00)	$0.31	$(0.16)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.48)	$1.73	$(0.00)	$0.29	$(0.16)

Weighted average common shares outstanding, basic	112,122	103,093	100,271	98,975	95,878

Weighted average common shares outstanding, diluted	112,122	125,674	100,271	103,572	95,878

	December 31, (in thousands)
	2011	2010	2009	2008	2007
Consolidated balance sheet data:
Cash, cash equivalents and investments	$289,477	$402,283	$470,526	$561,425	$585,594
Total current assets	469,802	504,260	467,727	737,696	644,297
Total assets	1,303,681	1,262,623	917,163	906,695	815,279
Long-term liabilities, net of current portion	436,508	461,522	516,824	499,939	566,010
Total stockholders’ equity	773,048	717,257	322,185	276,675	187,726

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

	Three Months Ended (In thousands, except per share data, unaudited)
	March 31,	June 30,	September 30,	December 31,
2011:
Total revenue	$109,456	$110,631	$113,425	$107,846
Net income (loss)	(4,371)	(5,077)	(17,653)	(26,735)
Net income (loss) per share, basic and diluted	(0.04)	(0.05)	(0.16)	(0.23)

2010:
Total revenue	$84,953	$91,950	$97,750	$101,614
Net income (loss)	1,151	(477)	217,334	(12,189)
Net income (loss) per share, basic	0.01	(0.00)	2.13	(0.11)
Net income (loss) per share, diluted	0.01	(0.01)	1.68	(0.11)

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

Key components of our results of operations include the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Total net product revenues	$437.6	$369.7	$315.7
Cost of sales	84.0	70.3	65.9
Research and development expense	214.4	147.3	115.1
Selling, general and administrative expense	175.4	151.7	124.3
Provision for (benefit from) income taxes	10.2	(227.3)	1.1
Net income (loss)	(53.8)	205.8	(0.5)
Stock-based compensation expense	43.8	37.5	34.5

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Our approved products are Naglazyme, Kuvan, Firdapse and Aldurazyme.

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with MPS VI, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the year ended December 31, 2011, totaled $224.9 million, compared to $192.7 million and $168.7 million for the years ended December 31, 2010 and 2009, respectively.

Kuvan was granted marketing approval for the treatment of PKU in the U.S. and in the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the year ended December 31, 2011 totaled $116.8 million, compared to $99.4 million and $76.8 million for the years ended December 31, 2010 and 2009, respectively.

In December 2009, the EMEA granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), or 3-4-DAP, for the treatment of LEMS. We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the year ended December 31, 2011 totaled $13.1 million, compared to $6.4 million for the year ended December 31, 2010. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and initiated a Phase 3 clinical trial in the second quarter of 2011. We are exploring options with the Firdapse program, including the potential outlicense of certain rights in the U.S. or elsewhere.

Aldurazyme, which was developed in collaboration with Genzyme, was approved in 2003 for marketing in the U.S., the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the year ended December 31, 2011 totaled $82.8 million, compared to $71.2 million and $70.2 million for the years ended December 31, 2010 and 2009, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are conducting clinical trials on several investigational product candidates including:

•	GALNS, an enzyme replacement therapy for the treatment of Mucopolysaccharidosis Type IV or Morquio Syndrome Type A (a lysosomal storage disorder);

•	PEG-PAL, an enzyme substitution therapy for the treatment of phenylketonuria or PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN-673, an orally available poly-ADP ribose polymerase (PARP) inhibitor for the treatment of patients with certain cancers;

•	BMN-111, a peptide therapeutic for the treatment of achondroplasia; and

•	Firdapse, for the treatment of LEMS in the U.S.

We are conducting preclinical development of several other product candidates for genetic and other metabolic diseases, including BMN-190 for late infantile neuronal ceroid lipofuscinosis (LINCL), a form of Batten disease.

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of Kuvan and Firdapse and third-party production costs related to final formulation and packaging services for all products and cost of royalties payable to third parties for all products.

Research and development includes costs associated with the research and development of product candidates and post-marketing research commitments related to our approved products. These costs primarily include preclinical and clinical studies, personnel and raw materials costs associated with manufacturing product candidates, quality control and assurance and regulatory costs.

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

Intangible asset amortization and contingent consideration includes amortization expense related to our finite-lived intangible assets associated with marketing rights in the EU for Firdapse. Contingent consideration includes increases or decreases related to changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in assumed probability adjustments, changes in assumed timing of when a milestone may be achieved and changes in assumed discount periods and rates.

Our cash, cash equivalents, short-term investments and long-term investments totaled $289.5 million as of December 31, 2011, compared to $402.3 million as of December 31, 2010. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During 2012, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

Our consolidated balance sheets reflect net deferred tax assets that primarily represent the tax benefit of net operating loss carryforwards and credits and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. Our evaluation considers historical earnings, estimated future taxable income and ongoing prudent and feasible tax planning strategies. Adjustments to the valuation allowance increase or decrease net income (loss) in the period such adjustments are made. If our estimates require adjustments, it could have a significant impact on our consolidated financial statements.

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

We have recorded intangible assets, primarily related to IPR&D, and goodwill as part of our recognition and measurement of assets acquired and liabilities assumed in conjunction with our business combinations. Goodwill and intangible assets determined to be indefinite-lived assets are not amortized, but are required to be reviewed annually for impairment or more frequently if events and circumstances indicate that the carrying value may not

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

be recoverable. We perform our annual impairment test of indefinite-lived intangible assets in the fourth quarter of each fiscal year and in between annual tests if we become aware of any events or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying values. As of December 31, 2011, we had $70.4 million of indefinite-lived assets related to IPR&D projects acquired from our business combinations. We assess recoverability by determining whether the carrying value of IPR&D assets will be recovered through the undiscounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Based on management’s current estimates, we expect to recover the carrying value of the IPR&D assets.

At December 31, 2011, the net book value of our intangible assets whose lives are considered finite in nature was $109.9 million. These intangible assets are related to marketing rights in the U.S. and the EU for Naglazyme, Kuvan and Firdapse, which are being amortized over their estimated useful lives using the straight-line method. We review these intangible assets for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

As of December 31, 2011, we had goodwill of $51.5 million resulting from our business combinations. We currently operate in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our single operating segment for which discrete financial information is available and reviewed for decision-making purposes. These lower levels are referred to as reporting units. Currently, we have identified only one reporting unit as per Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC Topic 350-20, Intangibles—Goodwill and Other. We perform our annual impairment review of goodwill during the fourth quarter and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. We performed our annual impairment test in the fourth quarter of 2011 and determined no impairment of goodwill existed as of December 31, 2011.

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

We receive a 39.5% to 50% royalty on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in net product revenues in the consolidated statements of operations. We recognize a portion of this amount as product transfer revenue when product is released to Genzyme because all of our performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty rate when the product is sold by Genzyme. We record the Aldurazyme royalty revenue based on net sales information provided by Genzyme and record product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme and when the title and risk of loss for the product is transferred to Genzyme. As of December 31, 2011 and 2010, accounts receivable included $31.0 million and $23.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme.

We sell Naglazyme worldwide, Kuvan in the U.S. and Canada and Firdapse in the EU. In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. We also sell Kuvan to Merck Serono at a price near its manufacturing cost, and Merck Serono resells the product to end users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU is included as a component of net product revenues in the period earned and approximates four percent. Outside the U.S., Naglazyme and Firdapse are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. We record reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. Our reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each quarter and record any necessary adjustments to our reserves. We record fees paid to distributors as a reduction of revenue.

We record allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and our experience with returns. Because of the pricing of our products, the limited number of patients and customers’ limited return rights, most Naglazyme, Kuvan and Firdapse customers and retailers carry a limited inventory. However, certain international customers, usually government entities, tend to purchase larger quantities of product less frequently. Although such buying patterns may result in revenue fluctuations from quarter to quarter, we have not experienced any increased product returns or risk of product returns. We rely on historical return rates to estimate returns for our commercial products. Genzyme’s contractual return rights for Aldurazyme are limited to defective product. Based on these factors and the fact that we have not experienced significant product returns to date, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

The nature and amount of our current estimates of the applicable revenue dilution items that are currently applied to aggregate world-wide gross sales of Naglazyme, Kuvan and Firdapse to derive net sales are described in the table below.

Revenue Dilution Item	Percentage of Gross Sales	Description

Rebates	0.9-3.2%	Rebates payable to state Medicaid, other government programs and certain managed care providers

Distributor Fees	0.3-2.9%	Fees paid to authorized distributors

Cash Discounts	0.5-1.9%	Discounts offered to customers for prompt payment of accounts receivable

Total	1.7-8.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We maintain a policy to record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. As of December 31, 2011, our allowance for doubtful accounts was $0.5 million, compared to $0.1 million as of December 31, 2010.

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

Recent Accounting Pronouncements

See Note 3 to our accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our consolidated results of operations and financial condition.

Results of Operations

Net Income (Loss)

Our net loss for the year ended December 31, 2011 was $53.8 million, compared to net income of $205.8 million for the year ended December 31, 2010. The change in net income (loss) was primarily a result of the following (in millions):

Net income for the year ended December 31, 2010	$205.8
Absence of benefit from the reversal of deferred tax asset valuation allowance	(230.6)
Increased gross profit from product sales	54.2
Increased research and development expense	(67.1)
Increased selling, general and administrative expense	(23.7)
Decreased intangible asset amortization and contingent consideration expense	5.0
Decreased debt conversion expense	11.9
Increased income tax expense, excluding valuation allowance reversal	(6.9)
Other individually insignificant fluctuations	(2.4)

Net loss for the year ended December 31, 2011	$(53.8)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in gross profit from product sales during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily a result of additional Naglazyme patients initiating therapy, additional Kuvan patients initiating therapy in the U.S. and increased Firdapse sales in Europe. The increase in research and development expense was primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs, continued international expansion of Naglazyme, U.S. commercialization activities related to Kuvan, the commercialization of Firdapse in Europe and increased bad debt expense.

Net income for the year ended December 31, 2010 was $205.8 million, compared to net loss of $0.5 million for the year ended December 31, 2009. The change in net income was primarily a result of the following (in millions):

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

In the third quarter of 2010, we determined that it is more likely than not that the majority of our deferred tax assets, including net operating loss carryforwards and tax credits, will be realized, resulting in the reversal of the valuation allowance and an income tax benefit of $223.1 million for the quarter. The increase in gross profit from product sales in 2010 as compared to 2009 is primarily a result of additional Naglazyme patients initiating therapy, additional Kuvan patients initiating therapy in the U.S. and the commercial launch of Firdapse in April 2010. The increase in research and development expense is primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense is primarily due to increased facility and employee related costs, continued international expansion of Naglazyme and the commercialization of Firdapse in Europe. The debt conversion expense was related to the early conversion of a portion of our convertible debt in November 2010. The increase in intangible asset amortization and contingent consideration is attributed to the amortization of the Firdapse EU marketing rights and the change in the fair values of contingent acquisition consideration payable to the former stockholders of Huxley Pharmaceuticals, Inc. (Huxley), LEAD Therapeutics, Inc. (LEAD) and ZyStor Therapeutics, Inc. (ZyStor).

See below for additional information related to the primary net income/(loss) fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Naglazyme	$224.9	$192.7	$168.7	$32.2	$24.0
Kuvan	116.8	99.4	76.8	17.4	22.6
Firdapse	13.1	6.4	0	6.7	6.4
Aldurazyme	82.8	71.2	70.2	11.6	1.0

Total net product revenues	$437.6	$369.7	$315.7	$67.9	$54.0

Net revenues and related gross profit attributed to our collaboration with Genzyme were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Aldurazyme revenue reported by Genzyme	$185.2	$166.8	$155.1	$18.4	$11.7
Royalties due from Genzyme	$74.2	$68.0	$61.8	$6.2	$6.2
Incremental (previously recognized) Aldurazyme product transfer revenue	8.6	3.2	8.4	5.4	(5.2)

Total Aldurazyme net product revenues	$82.8	$71.2	$70.2	$11.6	$1.0

Gross profit	$57.8	$53.4	$51.9	$4.4	$1.5

2011 compared to 2010

Naglazyme net product revenues for the year ended December 31, 2011 totaled $224.9 million, of which $194.2 million was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $0.2 million for 2011. Gross profit from Naglazyme sales during 2011 was $186.9 million, representing gross margins of 83%. Gross profit from Naglazyme sales in 2010 was $158.3 million representing gross margins of 82%. Naglazyme gross margins for the year ended December 31, 2011 were consistent with expectations and are expected to improve slightly in 2012 as a result of our purchase of the Naglazyme intellectual property from SA Pathology in November 2011. Prior to the purchase, we licensed the intellectual property from SA Pathology and paid them a five percent royalty on net sales of Naglazyme. See Note 10 to our accompanying Consolidated Financial Statements for additional discussion of the transaction.

Net product revenue for Kuvan for the year ended December 31, 2011 was $116.8 million, compared to $99.4 million for the year ended December 31, 2010. Gross profit from Kuvan during 2011 was approximately $98.1 million representing gross margins of 84%, compared to 2010 when gross profit totaled $82.7 million representing gross margins of 83%. The increase in gross margins was primarily attributed to price increases at the end of 2010. Cost of goods sold for the years ended December 31, 2011 and 2010 reflect royalties paid to third parties of 10% and 11%, respectively. During 2011, we earned $1.6 million in royalties from Merck Serono on their net sales of $40.4 million, compared to 2010 when we earned $0.9 million in royalties from Merck Serono on their net sales of $23.7 million. Kuvan gross margins for the year ended December 31, 2011 were consistent with expectations and are not expected to fluctuate significantly in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We launched Firdapse in Europe on a country-by-country basis beginning in April 2010. Net product revenue for Firdapse for the year ended December 31, 2011 was $13.1 million, compared to $6.4 million for the year ended December 31, 2010. Gross profit from Firdapse for 2011 was $10.8 million representing gross margins of 82% compared to 2010 when gross profit was $5.0 million representing gross margins of 79%. Cost of goods sold for the years ended December 31, 2011 and 2010 reflect royalties paid to third parties of approximately 8%.

During the year ended December 31, 2011, Aldurazyme gross margins were 70%, compared to the year ended December 31, 2010 when gross margins were 75%. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the year ended December 31, 2011 was $84.0 million, compared to $70.3 million for the year ended December 31, 2010. The increase in cost of sales during 2011 compared to 2010 was primarily attributed to the increase in product sales and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues.

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

We launched Firdapse in Europe on a country-by-country basis in April 2010. Net product revenue for Firdapse during 2010 was $6.4 million. Gross profit from Firdapse was $5.0 million starting in 2010, representing gross margins of 79% and reflects royalties paid to third parties of approximately 8%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Royalty and License Revenues

Royalty and license revenues were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Orapred product royalties	$1.3	$4.7	$5.6	$(3.4)	$(0.9)
6R-BH4 royalty revenues	1.9	1.2	1.0	0.7	0.2

Total	$3.2	$5.9	$6.6	$(2.7)	$(0.7)

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

Research and Development

Research and development expense increased to $214.4 million for the year ended December 31, 2011, from $147.3 million for the year ended December 31, 2010. The change in research and development expense was primarily a result of the following (in millions):

Research and development expense for the year ended December 31, 2010	$147.3
Increased GALNS for MPS IV A development expenses	26.4
Increased BMN-701 development expenses	15.0
Increased PEG-PAL development expenses	11.3
Increased BMN-111 development expenses	11.3
Increased ongoing development expenses related to commercial products	2.8
Decreased BMN-195 for Duchenne muscular dystrophy development expenses	(3.3)
Decreased BMN-673 development expenses	(0.9)
Increased stock-based compensation expense related to research and development	2.6
Increase in non-allocated research and development expenses and other net changes	1.9

Research and development expense for the year ended December 31, 2011	$214.4

The increase in GALNS, PEG-PAL, BMN-673 and BMN-701 development expense was attributed to increased clinical trial activities related to these product candidates. The increase in research and development expenses related to commercial products was primarily attributed to long-term Firdapse clinical activities related to post-approval regulatory commitments in the EU. The decrease in development expense related to BMN-195 was attributed to the termination of our license agreement with Summit plc in October 2010. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increases research and development personnel costs that are not allocated to specific programs. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our approved products and spending on our GALNS, PEG-PAL, Firdapse, BMN-673, BMN-701 and BMN-111 programs and our other product candidates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development increased to $147.3 million for the year ended December 31, 2010, from $115.1 million for the year ended December 31, 2009. The change in research and development was primarily a result of the following (in millions):

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

The increase in GALNS and PEG-PAL development expense is attributed to increased clinical trial activities related to the product candidates. The increase in BMN-673 development expense relates to pre-clinical activities related to the product candidate acquired from LEAD during the first quarter of 2010. The increase in research and development expenses related to commercial products is primarily attributed to long-term Kuvan and Firdapse clinical activities related to post-approval regulatory commitments in the U.S. and EU, respectively. The increase in BMN-701 development expense relates to pre-clinical activities related to the product candidate acquired from ZyStor during the third quarter of 2010. During the first quarter of 2009, we paid La Jolla Pharmaceutical Company (La Jolla) an up-front license fee for the rights to develop and commercialize La Jolla’s investigational drug, Riquent. We terminated the license agreement with La Jolla in 2009 and there were no additional development expense for Riquent in 2010. The decrease in 6R-BH4 development expense expenses for indications other than PKU is primarily due to a decline in clinical studies in 2010 compared to 2009. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increases in general research costs and research and development personnel costs that are not allocated to specific programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative

Selling, general and administrative expense increased to $175.4 million for the year ended December 31, 2011, from $151.7 million for the year ended December 31, 2010. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative expense for the year ended December 31, 2010	$151.7
Increased sales and marketing expenses related to commercial products	8.4
Increased bad debt expense	1.1
Absence of transaction costs related to the acquisition of ZyStor	(1.8)
Increased stock-based compensation expense	2.6
Increased information technology expense	2.3
Increased foreign exchange loss on unhedged transactions	1.9
Increased GALNS pre-commercial expense	1.7
Net increase in corporate overhead and other administrative expenses	7.5

Selling, general and administrative expense for the year ended December 31, 2011	$175.4

We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively, and spending related to the European commercialization of Firdapse, which launched in the EU in April 2010. The increase in corporate overhead and other administrative costs during 2011 was primarily comprised of increased employee related costs, legal costs, accounting costs and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the European commercialization activities for Firdapse and the U.S. commercialization activities for Kuvan.

Selling, general and administrative expense increased to $151.7 million for the year ended December 31, 2010, from $124.3 million for the year ended December 31, 2009. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative expense for the year ended December 31, 2009	$124.3
Increased sales and marketing expenses related to commercial products	10.0
Increased consulting expenses	3.0
Increased information technology expense	1.5
Increased legal and accounting expenses	1.1
Transaction costs related to the acquisition of ZyStor in the third quarter of 2010	1.8
Increased depreciation expense	1.5
Increased stock-based compensation expense	0.8
Increased foreign exchange losses on unhedged transactions	0.3
Net increase in corporate overhead and other administrative expenses	7.4

Selling, general and administrative expense for the year ended December 31, 2010	$151.7

The increase in sales and marketing expenses related to commercial products in 2010 was attributed to continued expansion of our international activities and spending related to the European commercialization of Firdapse, which launched in April 2010. Transaction costs related to the ZyStor acquisition consisted of legal and investment banker fees and transaction bonuses paid to former ZyStor employees and directors. The increase in corporate overhead and other administrative costs during the 2010 was primarily comprised of increased employee related costs, legal costs and facility costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense is comprised of amortization of the European marketing rights for Firdapse and changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses. Changes in the fair value of contingent acquisition consideration payable results from adjustments to the discount rates and updates to the assumed probability of achievement or timing of milestones. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Amortization of Orapred intangible assets	$0	0	2.9
Amortization of Firdapse European marketing rights	3.2	$2.4	$0
Changes in the fair value of contingent acquisition consideration payable	(1.8)	4.0	0

Total intangible asset amortization and contingent consideration	$1.4	$6.4	$2.9

The change in the contingent consideration amount was due to changes in the fair value of contingent acquisition consideration payable resulting from changes in estimated probability and the estimated timing of when certain milestones may be achieved. The increase in the intangible asset amortization portion was attributed to the European commercial launch of Firdapse in April 2010, thus amortization expense in 2011 is comprised of twelve months of amortization expense related to the Firdapse European marketing rights compared to nine months of amortization expense in 2010. Amortization of intangible assets for 2009 was comprised of seven months of amortization expense related to the intangible assets acquired in the Ascent Pediatrics transaction in May 2004, including Orapred developed and core technology.

See Note 10 to our accompanying Consolidated Financial Statements for additional discussion.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the joint venture, with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $2.4 million for the year ended December 31, 2011, compared to $3.0 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $2.9 million for the year ended December 31, 2011, compared to $4.1 million and $5.1 million for the years ended December 31, 2010 and 2009, respectively. The reduced interest income during 2011 and 2010, as compared to 2009 was due to decreased levels of cash and investments and lower market interest rates. We expect that interest income will continue to decline in 2012 as compared to 2011 due to lower cash and investment balances and reduced interest yields.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt. Interest expense for the year ended December 31, 2011 was $8.3 million, compared to $10.3 million and $14.1 million for the years ended December 31, 2010 and 2009,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

respectively. The decrease in interest expense was attributed to the early conversion of $29.2 million and $119.6 million in aggregate principal of our senior subordinated convertible notes due 2013 (the 2013 Notes) in September 2011 and November 2010, respectively. In connection with the early conversion of the 2013 Notes, we recognized debt conversion expenses of $1.9 million and $13.7 million in 2011 and 2010, respectively. We expect interest expense for 2012 and the first quarter of 2013 to be $1.7 million per quarter based on the amount of our outstanding debt at December 31, 2011. See Note 15 to our accompanying Consolidated Financial Statements for additional discussion.

Provision for (Benefit from) Income Taxes

During the year ended December 31, 2011 we recognized income tax expense of 10.2 million, compared to a benefit from income taxes of $227.3 million during the year ended December 31, 2010. The provision for income tax for the year ended December 31, 2011 consisted of foreign and state current and deferred tax expense related to the utilization of a portion of our federal net operating loss carryforwards. The benefit from income tax during the year ended December 31, 2010 consisted of foreign and state current tax expense and deferred tax benefit related to the release of $230.6 million of our valuation allowance in 2010. See Note 22 to our accompanying Consolidated Financial Statements for additional discussion of the components of income tax expense (benefit).

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During 2012, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Our financial condition as of December 31 for each of the years indicated included the following (in millions):

	2011	2010	2009	2011 v 2010	2010 v. 2009
Cash and cash equivalents	$46.3	$88.1	$167.2	$(41.8)	$(79.1)
Short-term investments	148.8	186.0	133.5	(37.2)	52.5
Long-term investments	94.4	128.2	169.8	(33.8)	(41.6)

Cash, cash equivalents and investments	$289.5	$402.3	$470.5	$(112.8)	$(68.2)

Current assets	$469.8	$504.3	$467.7	$(34.5)	$36.6
Current liabilities	94.1	83.8	78.2	10.3	5.6

Working capital	$375.7	$420.5	$389.5	$(44.8)	$31.0

Convertible debt	$348.3	$377.5	$497.1	$(29.2)	$(119.6)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our cash flows for each of the years ended December 31 is summarized as follows (in millions):

	2011	2010	2009	2011 v. 2010	2010 v. 2009
Cash and cash equivalents at the beginning of the year	$88.1	$167.2	$222.9	$(79.1)	$(55.7)
Net cash provided by operating activities	18.8	18.7	87.7	0.1	(69.0)
Net cash used in investing activities	(89.6)	(101.3)	(79.6)	11.7	(21.7)
Net cash provided by (used in) financing activities	29.0	3.5	(63.8)	25.5	67.3

Cash and cash equivalents at the end of the year	$46.3	$88.1	$167.2	$(41.8)	$(79.1)
Short-term and long-term investments	243.2	314.2	303.3	(71.0)	10.9

Cash, cash equivalents and investments	$289.5	$402.3	$470.5	$(112.8)	$(68.2)

Cash, cash equivalents and investments

The decrease in cash, cash equivalents and investments from December 31, 2010 was primarily attributed to the $49.7 million of cash used in the purchase of the Shanbally facility and the $81.0 million purchase of the Naglazyme intellectual property (Naglazyme IP), partially offset by proceeds from Employee Stock Purchase Plan (ESPP) contributions and stock option exercises of $33.6 million.

Working Capital

Working capital was $375.7 million at December 31, 2011, a decrease of $44.8 million from working capital of $420.5 million at December 31, 2010. The decrease was primarily attributed to a decrease of $79.0 million in cash, cash equivalents and short-term investments and an increase of $10.3 million in accounts payable and accrued liabilities, offset by increases in accounts receivable, inventory and other current assets of $18.3 million, $20.4 million and $5.9 million, respectively.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan called for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from one to four years. In December 2011, we received Greek government-issued bonds with a fair value of $0.2 million as consideration for accounts receivable totaling $0.8 million.

A significant or further decline in sovereign credit ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. As of December 31, 2011, approximately 15.4% of our outstanding accounts receivable relate to such countries.

Cash Provided by Operating Activities

Cash provided by operating activities of $18.8 million for the year ended December 31, 2011 primarily related to net loss of $53.8 million, adjusted for non-cash items such as $36.1 million of depreciation and amortization expenses, $43.9 million of stock-based compensation expense, $4.4 million of deferred income taxes and $7.2 million of unrealized foreign exchange gains on forward foreign currency exchange contracts. Partially offsetting cash provided by operating activities were increases in accounts receivable and inventory totaling $38.7 million due to the growth of our commercial products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash provided by operating activities of $18.7 million for the year ended December 31, 2010 primarily relate to net income of $205.8 million, adjusted for non-cash items such as $230.6 million income tax benefit related to the reversal of a substantial portion of our deferred tax asset allowance, $27.7 million of depreciation and amortization expenses, $38.4 million of stock-based compensation expense and a $4.0 million increase in the fair value of contingent acquisition consideration payable. Partially offsetting cash provided by operating activities were increases in accounts receivable and inventory totaling $44.1 million due to growth of our commercial products.

Cash provided by operating activities of $87.7 million for the year ended December 31, 2009 primarily relate to net loss of $0.5 million, adjusted for non-cash items such as $21.0 million of depreciation and amortization expenses, $36.0 million of stock-based compensation expense and $5.8 million of impairment loss on equity investments. Partially offsetting cash provided by operating activities were increases in accounts receivable and inventory totaling $24.7 million due to growth in our commercial products.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $89.6 million, compared to net cash used of $101.3 million and $79.6 million for the years ended December 31, 2010 and 2009, respectively. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures and cash paid for net assets acquired in business combinations. The decrease in net cash used in investing activities for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to increased capital expenditures of $23.8 million and lower spending on business acquisitions of $33.0 million, partially offset by the $81.0 million purchase of Naglazyme IP and increased net settlements of investment securities of $81.9 million. Capital expenditures during 2011 were primarily comprised of the purchase of the Shanbally facility in August for a total purchase price of $49.7 million. The increase in net cash used in investing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to increased spending on business acquisitions of $15.4 million and decreased net settlements of investment securities of $45.1 million, offset by decreased capital expenditures of $40.3 million. The decrease in capital expenditures during 2010 was primarily driven by the completion of the expansion and improvements to our Novato, California manufacturing facility during the third quarter of 2010.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $29.0 million, compared to net cash provided by financing activities of $3.5 million and net cash used in financing activities of $63.8 million for the years ended December 31, 2010 and 2009, respectively. Our financing activities primarily include payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the ESPP and stock option exercises. The increase in net cash provided by financing activities during 2011, compared to 2010 was due to the decrease in payments of contingent acquisition consideration of $14.0 million and lower induced debt conversion payments of $11.9 million. See Note 15 to our accompanying Consolidated Financial Statements for additional discussion. The increase in our net cash provided by financing activities during 2010, compared to 2009 was primarily due to the absence of the $73.6 million Orapred acquisition payment made in 2009 and $22.2 million increased proceeds from ESPP contributions and stock option exercise, partially offset by contingent consideration payments of $15.9 million and payments of $14.1 million related to the November 2010 induced conversion of the 2013 Notes.

Other Information

In March 2006, we sold approximately $172.5 million of the 2013 Notes. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. In September 2011, $29.2 million in aggregate principal of the 2013 Notes were converted into approximately 1.8 million shares of our

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

common stock. In November 2010, $119.6 million in aggregate principal of the 2013 Notes were converted into approximately 7.2 million shares of our common stock. The debt does not contain a call provision included and we are unable to unilaterally redeem the remaining debt prior to maturity in 2013. The remaining $23.7 million of the 2013 Notes is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the remaining debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. See Note 15 to our accompanying Consolidated Financial Statements for additional discussion. Our $348.3 million of total convertible debt as of December 31, 2011 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt.

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

On October 23, 2009, we acquired Huxley, which has rights to Firdapse for a total purchase price of $37.2 million, of which $15.0 million was paid in cash and $22.2 million represented the acquisition date fair value of contingent acquisition consideration payable. In connection with the acquisition, we agreed to pay the Huxley stockholders additional consideration in future periods of up to $41.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and U.S. development milestones are met. During 2011, 2010 and 2009 we made milestone payments of $3.0 million, $6.5 million and $1.0 million, respectively, related to the attainment of development milestones.

On February 10, 2010, we acquired LEAD, which had the key compound now referred to as BMN-673, for a total purchase price of $39.1 million, of which $18.6 million was paid in cash and $20.5 million represented the acquisition date fair value of contingent acquisition consideration payable. We paid $3.0 million of the $18.6 million in cash during December 2009. In connection with the acquisition, we agreed to pay the LEAD stockholders additional consideration in future periods of up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. In December 2010, the Medicines and Healthcare Products Regulatory Agency (MRHA) in the United Kingdom issued a notice of acceptance for BMN-673 triggering the payment of an $11.0 million regulatory milestone to the former LEAD stockholders.

On August 17, 2010, we acquired ZyStor, which had the compound now referred to as BMN-701, for a total purchase price of $35.9 million, of which $20.3 million was paid in cash, $2.0 million was held back and $15.6 million represented the acquisition date fair value of contingent acquisition consideration payable. The purpose of the holdback of the purchase price was to satisfy any obligations of the former ZyStor stockholders to pay any indemnification claims to BioMarin. During 2011, we recorded a reduction to goodwill of $1.5 million related to the retention of a portion of the $2.0 million held back at closing. The remainder of the holdback was released to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the former ZyStor stockholders in the fourth quarter of 2011. In connection with the acquisition, we agreed to pay ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three years ended December 31, 2011 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	2011	2010	2009	Since Program Inception
Naglazyme	$10.3	$9.7	$9.8	$152.4
Kuvan	12.6	12.8	11.5	126.7
Firdapse	11.0	8.8	0.5	20.3
GALNS for MPS IV A	54.5	28.1	17.7	114.8
BMN-673	7.4	8.3	0	15.7
BMN-701	17.5	2.5	0	20.0
BMN-111	13.6	2.3	0	15.9
PEG-PAL	27.7	16.4	11.2	86.5
Not allocated to specific major current projects	59.8	58.4	64.4	414.0

Totals	$214.4	$147.3	$115.1	$966.3

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors ” included in this Annual Report on Form 10-K for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors included in this Annual Report on Form 10-K:

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

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of December 31, 2011 is presented in the table below (in millions).

	Payments Due by Period
	2012	2013	2014-2015	2016-2017	2018 and Thereafter	Total
Convertible debt and related interest	$6.7	$29.8	$12.2	$334.0	$0	$382.7
Operating leases	5.3	4.7	6.1	3.6	2.1	21.8
Research and development and purchase commitments	7.5	13.1	2.3	0	0	22.9

Total	$19.5	$47.6	$20.6	$337.6	$2.1	$427.4

We are also subject to contingent payments related to various development activities totaling approximately $357.9 million, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

On January 6, 2012, we entered into two lease agreements with SR Corporate Center Phase Two, LLC to accommodate our continued growth and to relocate our corporate headquarters to San Rafael, California (the Leases). The Leases have a term of ten years, commencing on April 15, 2012, with two five-year options to extend. Our commitment over the ten years totals $40.8 million plus increases in facility operating expenses. The Leases are secured by an irrevocable standby letter of credit of $4.7 million, which declines over a period of five years to $0.7 million for the period from January 30, 2016 to lease expiration. Additionally, we have the right to terminate the Leases after eight years upon the payment of a preset termination fee.

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

As of December 31, 2011, our investment portfolio did not include any investments with significant exposure to the subprime mortgage market issues or the European debt crisis. Based on our investment portfolio and interest rates at December 31, 2011, we believe that a 100 basis point decrease in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $1.3 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our consolidated statement of operations unless the investments are sold.

The table below presents the carrying value of our cash and investment portfolio, which approximates fair value at December 31, 2011(in millions):

	Carrying Value
Cash and cash equivalents	$46.3	*
Short-term investments	148.8	**
Long-term investments	94.4	***

Total	$289.5

*	4% of cash and cash equivalents invested in money market instruments and 96% in cash.
**	57% of short-term investments invested in corporate securities, 26% in certificates of deposit and 17% in commercial paper.
***	35% of long-term investments invested in U.S. government agency securities, 47% in corporate securities and 18% in certificates of deposit.

Our debt obligations consist of our convertible debt, which carries a fixed interest rate and, as a result, we are not exposed to interest rate market risk on our convertible debt. The carrying value of our convertible debt approximates its fair value at December 31, 2011.

Foreign Currency Exchange Rate Risk

We transact business in various foreign currencies, primarily in Euros and British Pounds. Accordingly, we are subject to exposure from movements in foreign currency exchange rates of these currencies from sales of our products in Europe. Our operating expenses in the United Kingdom and other European countries are in British Pounds and Euros, respectively which serve to mitigate a portion of the exposure related to the above-mentioned revenue in both markets.

We hedge a portion of our net position in assets and liabilities denominated in Euros and British Pounds using primarily forward foreign currency exchange contracts. We also hedge a percentage of our forecasted international revenue and operating expenses with forward foreign currency exchange contracts. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements.

We hedge a portion of our forecasted revenues and operating expenses denominated in currencies other than the U.S. dollar to help mitigate short-term exposure to fluctuations of the currency by entering into forward foreign currency exchange contracts. These contracts have maturities of less than 24 months.

Our hedging programs are expected to reduce, but do not entirely eliminate, the short-term impact of foreign currency exchange rate movements in operating expenses. As of December 31, 2011, we had forward foreign currency exchange contracts to sell approximately 97.8 million Euros and to buy approximately 8.4 million Brazilian Real. As of December 31, 2011, our outstanding forward foreign currency exchange contracts had a net fair value of $6.5 million, of which $4.7 million was included in other current assets, $2.0 million was included in other assets and $0.2 million was included in accrued expenses.

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

Based on our overall foreign currency exchange rate exposures at December 31, 2011, we expect that a near-term 10% fluctuation of the U.S. dollar exchange rate could result in the potential change in the fair value of our foreign currency sensitive assets and investments by approximately $16.2 million. We expect to enter into new transactions based in foreign currencies that could be impacted by changes in exchange rates.

At December 31, 2011, we had cash of approximately $16.6 million denominated in foreign currencies, which represented approximately 6% of the total cash and investment portfolio. As a result, our cash and investment portfolio is subject to limited amounts of foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-47 of this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2011. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2011 was effective.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate information regarding our directors, executive officers and corporate governance into this section by reference from sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2012 annual meeting of stockholders.

Item 11. Executive Compensation

We incorporate information regarding executive compensation into this section by reference from the section captioned “Executive Compensation” in the proxy statement for our 2012 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate information regarding security ownership of our beneficial owners, management and related stockholder matters into this section by reference from the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2012 annual meeting of stockholders. We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2012 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate information regarding certain relationships, related transactions and director independence into this section by reference from the section captioned “Transactions with Related Persons, Promoters and Certain Control Persons” in the proxy statement for our 2012 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference from the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2012 annual meeting of stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

In accordance with Rule 3-09 of Regulation S-X, the comparative unaudited 2011 and audited 2010 and 2009 consolidated financial statements and accompanying notes of BioMarin/Genzyme LLC, which constituted a significant subsidiary in 2010, and 2009 are filed herewith as Exhibit 99.1 to this Annual Report on Form 10-K.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, as amended June 12, 2003, previously filed with the Commission on June 23, 2003 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.2	Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., dated April 4, 2005, previously filed with the Commission on April 5, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc. as filed with the Delaware Secretary of State on October 12, 2007.

3.4	Amended and Restated By-Laws of BioMarin Pharmaceutical Inc., previously filed with the Commission on December 23, 2010 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of February 27, 2009, between BioMarin Pharmaceutical Inc. and Mellon Investor Services LLC, as Rights Agent, previously filed with the Commission on February 27, 2009 as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

4.2	Indenture dated June 23, 2003, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on August 12, 2003 as Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

4.3	Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.4	First Supplemental Indenture dated March 29, 2006, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on March 29, 2006 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.5	Form of 2.5% Senior Subordinated Convertible Notes due 2013, previously filed with the Commission on March 29, 2006 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.6	Second Supplemental Indenture, dated April 23, 2007, by and between BioMarin Pharmaceutical Inc. and Wilmington Trust Company, previously filed with the Commission on April 23, 2007 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

4.7	Form of 1.875% Senior Subordinated Convertible Notes due 2017, previously filed with the Commission on April 23, 2007 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1†	Form of Indemnification Agreement for Directors and Officers, previously filed with the Commission on October 19, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2†	Amended and Restated Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on May 12, 2009, previously filed with the Commission on July 31, 2009 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated by reference herein.

10.3†	Amendment to 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the Commission on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4†	Amendment No. 2 to 1997 Stock Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.5†	1998 Director Option Plan and forms of agreements thereunder, previously filed with the Commission on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.6†	Amendment to 1998 Director Plan as adopted March 26, 2003 previously filed with the Commission on May 15, 2003 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.7†	Amendment No. 2 to 1998 Director Option Plan, as adopted June 12, 2003 and July 21, 2003, previously filed with the Commission on August 12, 2003 as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, which is incorporated herein by reference.

10.8†	Amendment No. 3 to 1998 Director Option Plan, as adopted May 5, 2004, previously filed with the Commission on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.9†	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006, previously filed with the Commission on August 3, 2006 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

10.10†	Amended and Restated BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan as adopted on adopted on May 12, 2010, incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 26, 2010.

10.11†	Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted on December 1, 2005 and as amended and restated on January 1, 2009, previously filed with the Commission on December 23, 2008 as Exhibit 10.8 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.12†	Summary of Bonus Plan, previously filed with the Commission on February 27, 2009 as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.13†	Amended and Restated Employment Agreement with Jean-Jacques Bienaimé dated January 1, 2009 previously filed with the Commission on December 23, 2008, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.14†	Amended and Restated Employment Agreement with Stephen Aselage dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.15†	Amended and Restated Employment Agreement with Robert A. Baffi dated January 1, 2009 previously filed with the Commission on December 23, 2008, as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.16†	Amended and Restated Employment Agreement with Jeffrey H. Cooper dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.17†	Amended and Restated Employment Agreement with G. Eric Davis dated January 1, 2009, previously filed with the Commission on December 23, 2008 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10. 18†	Amended and Restated Employment Agreement with Mark Wood dated January 1, 2009 previously filed with the Commission on December 23, 2008 as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.19†	Employment Agreement with Henry Fuchs, dated March 18, 2009, previously filed with the Commission on March 23, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.20	Grant Terms and Conditions Agreement between BioMarin Pharmaceutical Inc. and Harbor-UCLA Research and Education Institute dated April 1, 1997, as amended, previously filed with the Commission on July 21, 1999 as Exhibit 10.17 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.21	License Agreement dated July 30, 2004, between BioMarin Pharmaceutical Inc. and Daiichi Suntory Pharma Co., Ltd., as amended by Amendment No. 1 to License Agreement dated November 19, 2004, previously filed with the Commission on March 16, 2005 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.22	Development, License and Commercialization Agreement dated May 13, 2005, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the Commission on July 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.23	Operating Agreement with Genzyme Corporation, previously filed with the Commission on July 6, 1999 as Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-77701), which is incorporated herein by reference.

10.24	License Agreement between BioMarin Pharmaceutical Inc. and Women’s and Children’s Hospital dated February 7, 2007, previously filed with the Commission on May 3, 2007 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.25*	Asset Purchase Agreement dated November 30, 2011, by and between a wholly owned subsidiary of BioMarin Pharmaceutical Inc. and SA Pathology, a unit of the Central Adelaide Local Health Network.

10.26	Manufacturing, Marketing and Sales Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC previously filed with the Commission on February 28, 2008 as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.27	Amended and Restated Collaboration Agreement dated as of January 1, 2008, by and among BioMarin Pharmaceutical Inc., Genzyme Corporation and BioMarin/Genzyme LLC previously filed with the Commission on February 28, 2008 as Exhibit 10.31 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

10.28	Members Agreement dated as of January 1, 2008 by and among BioMarin Pharmaceutical Inc., Genzyme Corporation, BioMarin Genetics Inc., and BioMarin/Genzyme LLC previously filed with the Commission on February 28, 2008 as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

10.29	Stock Purchase Agreement by and among BioMarin Pharmaceutical Inc., and LEAD Therapeutics Inc. and the stockholders of LEAD Therapeutics, Inc. dated February 4, 2010, previously filed with the Commission on May 3, 2010 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.30	Stock Purchase Agreement by and between BioMarin Pharmaceutical Inc., Huxley Pharmaceuticals, Inc., and the stockholders of Huxley Pharmaceuticals, Inc., dated October 20, 2009, previously filed with the Commission on February 26, 2010 as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.31	First Amendment to Stock Purchase Agreement effective as of March 26, 2010, that amends that certain Stock Purchase Agreement, dated as of October 20, 2009 by and among BioMarin Pharmaceutical Inc. and Huxley Pharmaceuticals, Inc. and the stockholders of Huxley previously filed with the Commission on August 4, 2010 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.32	Securities Purchase Agreement dated August 17, 2010 by and among BioMarin Pharmaceutical Inc., ZyStor Therapeutics Inc., the holders of outstanding capital stock and rights to acquire capital stock of ZyStor Therapeutics Inc. and George G. Arida, as the representative of such holders, previously filed with the Commission on August 23, 2010 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated by reference herein. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.33	Asset Purchase Agreement dated June 22, 2011 between BioMarin Manufacturing Ireland Limited and Pfizer Biotechnology Ireland, previously filed with the Commission on August 1, 2011 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

10.34*	Lease Agreement entered into on January 6, 2012 between BioMarin Pharmaceutical Inc. and SR Corporate Center Phase Two, LLC for 770 Lindaro Street, San Rafael, CA.

10.35*	Lease Agreement entered into on January 6, 2012 between BioMarin Pharmaceutical Inc. and SR Corporate Center Phase Two, LLC for 790 Lindaro Street, San Rafael, CA.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Accountants for BioMarin/Genzyme LLC.

24.1*	Power of Attorney (Included in Signature Page)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

99.1*	BioMarin/Genzyme LLC Consolidated Financial Statements as of December 31, 2011 and 2010, and for the three years ended December 31, 2011.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 22, 2012	By:	/s/ JEFFREY H. COOPER
Jeffrey H. Cooper Senior Vice President and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEAN-JACQUES BIENAIMÉ Jean-Jacques Bienaimé	Chief Executive Officer (Principal Executive Officer)	February 22, 2012

/s/ JEFFREY H. COOPER Jeffrey H. Cooper	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012

/s/ BRIAN R. MUELLER Brian R. Mueller	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2012

/s/ PIERRE LAPALME Pierre LaPalme	Chairman and Director	February 22, 2012

/s/ KENNETH BATE Kenneth Bate	Director	February 22, 2012

/s/ MICHAEL G. GREY Michael G. Grey	Director	February 22, 2012

Elaine Heron	Director

/s/ V. BRYAN LAWLIS V. Bryan Lawlis	Director	February 22, 2012

Signature	Title	Date

/s/ ALAN J. LEWIS Alan J. Lewis	Director	February 22, 2012

/s/ RICHARD A. MEIER Richard A. Meier	Director	February 22, 2012

/s/ WILLIAM YOUNG William Young	Director	February 22, 2012

BIOMARIN PHARMACEUTICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited BioMarin Pharmaceutical Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Francisco, California

February 22, 2012

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands of U.S. dollars, except share and per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$46,272	$88,079
Short-term investments	148,820	186,033
Accounts receivable, net (allowance for doubtful accounts: $513 and $64, respectively)	104,839	86,576
Inventory	130,118	109,698
Other current assets	39,753	33,874

Total current assets	469,802	504,260
Investment in BioMarin/Genzyme LLC	559	1,082
Long-term investments	94,385	128,171
Property, plant and equipment, net	268,971	221,866
Intangible assets, net	180,277	103,648
Goodwill	51,543	53,364
Long-term deferred tax assets	222,649	236,017
Other assets	15,495	14,215

Total assets	$1,303,681	$1,262,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$94,125	$83,844

Total current liabilities	94,125	83,844
Convertible debt	348,329	377,521
Other long-term liabilities	88,179	84,001

Total liabilities	530,633	545,366

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2011 and 2010: 114,789,732 and 110,634,465 shares issued and outstanding at December 31, 2011 and 2010, respectively	115	111
Additional paid-in capital	1,197,082	1,090,188
Company common stock held by Nonqualified Deferred Compensation Plan	(3,935)	(1,965)
Accumulated other comprehensive income	4,887	188
Accumulated deficit	(425,101)	(371,265)

Total stockholders’ equity	773,048	717,257

Total liabilities and stockholders’ equity	$1,303,681	$1,262,623

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(In thousands of U.S. dollars, except per share amounts)

	2011	2010	2009
REVENUES:
Net product revenues	$437,647	$369,701	$315,721
Collaborative agreement revenues	468	682	2,379
Royalty and license revenues	3,243	5,884	6,556

Total revenues	441,358	376,267	324,656
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	84,023	70,285	65,909
Research and development	214,374	147,309	115,116
Selling, general and administrative	175,423	151,723	124,290
Intangible asset amortization and contingent consideration	1,428	6,406	2,914

Total operating expenses	475,248	375,723	308,229
INCOME (LOSS) FROM OPERATIONS	(33,890)	544	16,427
Equity in the loss of BioMarin/Genzyme LLC	(2,426)	(2,991)	(2,594)
Interest income	2,934	4,112	5,086
Interest expense	(8,349)	(10,329)	(14,090)
Debt conversion expense	(1,896)	(13,728)	0
Impairment loss on equity investments	0	0	(5,848)
Net gain from sale of investments	0	902	1,585

INCOME (LOSS) BEFORE INCOME TAXES	(43,627)	(21,490)	566
Provision for (benefit from) income taxes	10,209	(227,309)	1,054

NET INCOME (LOSS)	$(53,836)	$205,819	$(488)

NET INCOME (LOSS) PER SHARE, BASIC	$(0.48)	$2.00	$(0.00)

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.48)	$1.73	$(0.00)

Weighted average common shares outstanding, basic	112,122	103,093	100,271

Weighted average common shares outstanding, diluted	112,122	125,674	100,271

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(In thousands of U.S. dollars and in thousands of share amounts)

			Additional Paid-in Capital	Company Common Stock held by Nonqualified Deferred Compensation Plan	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Common stock
	Shares	Amount
Balance at December 31, 2008	99,868	$100	$852,947	$(882)	$1,106	$(576,596)	$276,675
Comprehensive loss:
Net loss						(488)	(488)
Fair market value adjustments of available-for-sale investments					299		299
Unrealized loss on foreign exchange forward contracts, net of taxes					(477)		(477)
Foreign currency translation adjustment					5		5

Comprehensive loss							(661)
Issuance of common stock under ESPP	287		3,230				3,230
Exercise of common stock options	730	1	7,655				7,656
Excess tax benefit from stock option exercises			113				113
Restricted stock vested during the period, net	77		0				0
Common stock held by Nonqualified Deferred Compensation Plan				(833)			(833)
Stock-based compensation			36,005				36,005

Balance at December 31, 2009	100,962	$101	$899,950	$(1,715)	$933	$(577,084)	$322,185

Comprehensive income:
Net income						205,819	205,819
Fair market value adjustments of available-for-sale investments					(902)		(902)
Unrealized gain on foreign exchange forward contracts, net of taxes					158		158
Foreign currency translation adjustment					(1)		(1)

Comprehensive income							205,074
Issuance of common stock under ESPP	317		3,777				3,777
Exercise of common stock options	2,040	2	29,461				29,463
Excess tax benefit from stock option exercises			541				541
Conversion of convertible notes	7,213	8	118,234				118,242
Restricted stock vested during the period, net	102		(137)				(137)
Common stock held by Nonqualified Deferred Compensation Plan				(250)			(250)
Stock-based compensation			38,362				38,362

Balance at December 31, 2010	110,634	$111	$1,090,188	$(1,965)	$188	$(371,265)	$717,257

Comprehensive loss:
Net loss						(53,836)	(53,836)
Fair market value adjustments of available-for-sale investments					(593)		(593)
Unrealized gain on foreign exchange forward contracts, net of taxes					5,286		5,286
Foreign currency translation adjustment					6		6

Comprehensive loss							(49,137)
Issuance of common stock under ESPP	333		4,411				4,411
Exercise of common stock options	1,925	2	29,710				29,712
Excess tax benefit from stock option exercises			415				415
Conversion of convertible notes	1,761	2	28,980				28,982
Restricted stock vested during the period, net	137		(531)				(531)
Common stock held by Nonqualified Deferred Compensation Plan				(1,970)			(1,970)
Stock-based compensation			43,909				43,909

Balance at December 31, 2011	114,790	$115	$1,197,082	$(3,935)	$4,887	$(425,101)	$773,048

The accompanying notes are an integral part of these consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(In thousands of U.S. dollars)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,836)	$205,819	$(488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,094	27,737	20,975
Amortization of discount on investments	4,036	4,453	1,443
Imputed interest on acquisition obligation	0	0	2,577
Equity in the loss of BioMarin/Genzyme LLC	2,426	2,991	2,594
Stock-based compensation	43,909	38,362	36,005
Impairment loss on equity investments	0	0	5,848
Net gain from sale of investments	0	(902)	(1,585)
Deferred income taxes	4,363	(230,577)	0
Excess tax benefit from stock option exercises	(415)	(541)	(113)
Unrealized foreign exchange (loss) gain on forward contracts	7,174	(4,220)	602
Changes in the fair value of contingent acquisition consideration payable	(1,795)	3,989	0
Debt conversion expense	1,896	13,728	0
Changes in operating assets and liabilities:
Accounts receivable, net	(18,456)	(13,036)	(19,242)
Inventory	(20,420)	(31,036)	(5,500)
Other current assets	2,543	3,239	37,415
Other assets	(837)	(5,326)	(1,286)
Accounts payable and accrued liabilities	10,109	2,166	7,800
Other long-term liabilities	1,962	1,900	687

Net cash provided by operating activities	18,753	18,746	87,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(73,219)	(49,461)	(89,801)
Maturities and sales of investments	281,991	206,361	475,312
Purchase of available-for-sale investments	(215,429)	(221,659)	(445,549)
Purchase of intellectual property	(81,000)	0	0
Business acquisitions, net of cash acquired	0	(32,950)	(17,517)
Investments in BioMarin/Genzyme LLC	(1,903)	(3,633)	(2,120)

Net cash used in investing activities	(89,560)	(101,342)	(79,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ESPP and exercise of stock options	33,592	33,103	10,886
Excess tax benefit from stock option exercises	415	541	113
Net payment on debt conversion	(2,234)	(14,084)	0
Payment of contingent acquisition consideration payable	(1,894)	(15,861)	(1,000)
Repayment of acquisition obligation	0	0	(73,600)
Repayment of capital lease obligations	(879)	(195)	(185)

Net cash provided by (used in) financing activities	29,000	3,504	(63,786)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,807)	(79,092)	(55,729)

Cash and cash equivalents:
Beginning of period	$88,079	$167,171	$222,900

End of period	$46,272	$88,079	$167,171

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$7,215	$10,077	$9,700
Cash paid for income taxes	4,395	3,581	2,824
Stock-based compensation capitalized into inventory	5,298	5,139	5,423
Depreciation capitalized into inventory	6,576	5,088	4,432

SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accrued liabilities related to fixed assets	$(320)	$(4,957)	$185
Conversion of convertible debt	29,192	119,562	0
Deferred offering costs reclassified into additional paid-in capital as a result of conversion of convertible debt	210	1,320	0
Common stock transferred into the Nonqualified Deferred Compensation Plan	1,970	250	833
Equipment acquired through capital leases	286	1,313	0
Asset retirement obligation	2,991	0	0

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

Through December 31, 2011, the Company had accumulated losses of approximately $425.1 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at December 31, 2011 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance net future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there are no subsequent events requiring disclosure through that date, except for the operating lease entered into in January 2012 for the Company’s planned new corporate headquarters discussed in Note 26.

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

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each balance sheet date. All of the Company’s securities are classified as available-for-sale and reported in short-term investments or long-term investments. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income or loss, exclusive of other-than-temporary impairment losses, if any. Short-term and long-term investments are comprised of corporate securities, commercial paper, U.S. federal government agency securities, equity securities and certificates of deposit.

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

Investment in BioMarin/Genzyme LLC and Equity in the Loss of BioMarin/Genzyme LLC

The Company accounts for its remaining investment in the joint venture between the Company and Genzyme Corporation (BioMarin/Genzyme LLC) using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and a reduction in its investment for its 50% share of any losses of the joint venture or disbursements of profits from the joint venture. Equity in the loss of BioMarin/Genzyme LLC includes the Company’s 50% share of the joint venture’s loss for the period. The investment in BioMarin/Genzyme LLC includes the Company’s share of the net equity of the joint venture.

In accordance with Accounting Standards Update (ASU) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17) the Company is required to reassess its previous assertion that BioMarin was not the primary beneficiary of BioMarin/Genzyme LLC. Under the new guidance, the entity with the power to direct the activities that most significantly impact a variable interest entity’s economic performance is the primary beneficiary. The Company has concluded that BioMarin/Genzyme LLC is a variable interest entity, but does not have a primary beneficiary because the power to direct the activities of BioMarin/Genzyme LLC that most significantly impact its performance is shared equally between Genzyme Corporation (Genzyme) and BioMarin through Genzyme’s commercialization rights and BioMarin’s manufacturing rights.

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

The Company currently operates in one business segment, the biopharmaceutical development and commercialization segment. When reviewing goodwill for impairment, the Company assesses whether goodwill should be allocated to operating levels lower than its single operating segment for which discrete financial information is available and reviewed for decision making purposes. These lower levels are referred to as reporting units. As of December 31, 2011, the Company has only one reporting unit.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopics ASC 605-15, Revenue Recognition—Products and ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. The Company’s revenues consist of net product revenues from its commercial products, revenues from its collaborative agreement with Merck Serono S.A. (Merck Serono) and other license and royalty revenues. Milestone payments are recognized in full when the related milestone performance goal is achieved and the Company has no future performance obligations related to that payment.

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

The Company sells Naglazyme worldwide, Kuvan in the U.S. and Canada and Firdapse in the EU. In the U.S., Naglazyme and Kuvan are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. The Company also sells Kuvan to Merck Serono at a price near its manufacturing cost, and Merck Serono resells the product to end users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU is included as a component of net product revenues in the period earned and approximates four percent of Merck Serono’s world-wide sales. Outside the U.S., Naglazyme and Firdapse are sold to the Company’s authorized distributors or directly to government purchasers or hospitals, which act as the end-users. The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each quarter and records any necessary adjustments to its reserves. The Company records fees paid to distributors as a reduction of revenue.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and the Company’s experience with returns. Because of the pricing of the Company’s commercial products, the limited number of patients and the customers’ limited return rights, most Naglazyme, Kuvan and Firdapse customers and retailers carry a limited inventory.

However, certain international customers, usually government entities, tend to purchase larger quantities of product less frequently. Although such buying patterns may result in revenue fluctuations from quarter to quarter, the Company has not experienced any increased product returns or risk of product returns. The Company relies on historical return rates to estimate returns. Genzyme’s contractual return rights for Aldurazyme are limited to defective product. Based on these factors, management has concluded that product returns will be minimal, and the Company has not experienced significant product returns to date. In the future, if any of these factors and/or the history of product returns changes, an allowance for product returns may be required.

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

Royalty and License Revenues—Royalty revenues includes royalties on net sales of products with which the Company has no direct involvement and is recognized based on data reported by licensees or sublicensees. Royalties are recognized as earned in accordance with the contract terms at the time the royalty amount is fixed or determinable based on information received from the sublicensees and at the time collectibility is reasonably assured.

Due to the significant role the Company plays in the operations of Aldurazyme and Kuvan, primarily the manufacturing and regulatory activities, as well as the rights and responsibilities to deliver the products to Genzyme and Merck Serono, respectively, the Company elected not to classify the Kuvan royalties earned from Merck Serono and Aldurazyme royalties earned as other royalty revenues and instead to include them as a component of net product revenues.

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

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and the Company’s Employee Stock Purchase Plan (ESPP) awards. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each award. Further, stock-based compensation expense recognized in the consolidated statements of operations is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures, which are based on historical experience. If actual forfeitures differ from estimates at the time of grant they will be revised in subsequent periods.

The Company uses a lattice model with a Monte Carlo simulation to value restricted stock unit awards with performance and market conditions. This valuation methodology utilizes several key assumptions, including closing price of the Company’s stock price on grant date, expected volatility of the Company’s stock price, risk-free rates of return, expected dividend yield and estimated total shareholder return.

If factors change and different assumptions are employed in determining the fair value of stock-based awards, the stock-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period (see Note 18 for further information).

Nonqualified Deferred Compensation Plan

The Company’s Nonqualified Deferred Compensation Plan (the Deferred Compensation Plan) allows eligible employees, including members of the Company’s Board of Directors (the Board), management and certain highly-compensated employees as designated by the Deferred Compensation Plan’s administrative committee, to make voluntary deferrals of compensation to specified dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company is not allowed to make additional direct contributions to the Deferred Compensation Plan on behalf of the participants without further action by the Board.

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

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company means January 1, 2012. As this accounting standard requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASU 2011-05). This newly issued accounting standard: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments to this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). This update temporarily defers the effective date of the requirement for

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

presentation of reclassification adjustments, as described above. ASU 2011-05 required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of ASU 2011-05 will not impact the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies goodwill impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The Company will adopt this accounting standard upon its effective date, which is the period beginning on or after December 15, 2011 or January 1, 2012 for the Company. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

(4) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at December 31, 2011 and 2010. The principal amounts of short-term and long-term investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date for the Years Ending December 31,
	2012	2013	2014	Total Book Value at December 31, 2011	Unrealized Gain (Loss)	Aggregate Fair Value at December 31, 2011
Certificates of deposit	$38,547	$17,195	$0	$55,742	$13	$55,755
Commercial paper	24,730	0	0	24,730	(9)	24,721
Corporate securities	85,595	40,899	3,100	129,594	53	129,647
U.S. Government agency securities	0	32,877	0	32,877	13	32,890
Greek government-issued bonds	0	192	0	192	0	192

Total	$148,872	$91,163	$3,100	$243,135	$70	$243,205

	Contractual Maturity Date for the Years Ending December 31,
	2011	2012	2013	Total Book Value at December 31, 2010	Unrealized Gain	Aggregate Fair Value at December 31, 2010
Certificates of deposit	$29,844	$22,748	$3,093	$55,685	$8	$55,693
Commercial paper	27,439	0	0	27,439	18	27,457
Corporate securities	80,062	63,046	8,809	151,917	598	152,515
U.S. Government agency securities	48,480	28,021	2,000	78,501	38	78,539

Total	$185,825	$113,815	$13,902	$313,542	$662	$314,204

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of December 31, 2011. The investments are held in accounts with financial institutions that have strong credit ratings and management expects full recovery of the carrying amounts.

In 2009, the Company recognized other-than-temporary impairment charges of $1.4 million for the decline in the value of its investments in Summit Corporation plc. The determination that the decline was other-than-temporary is, in part, subjective and influenced by several factors, including: the length of time and the extent to

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

which the market value had been less than the value on the date of purchase, Summit’s financial condition and near-term prospects, including any events that may influence its operations, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in market value. See Note 8 for additional discussion regarding other-than-temporary impairment charges of $4.5 million recognized in 2009 for the decline in the value of its investment in La Jolla Pharmaceutical, Inc.

See Notes 16 and 21 for additional discussion regarding the Greek government-issued bonds held by the Company.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of December 31, 2011 and 2010 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at December 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$7,489	$0	$8,118	$(5)	$15,607	$(5)
Commercial paper	7,474	(12)	0	0	7,474	(12)
Corporate securities	26,840	(184)	9,571	(29)	36,411	(213)
U.S. Government agency securities	0	0	11,252	(1)	11,252	(1)

Total	$41,803	$(196)	$28,941	$(35)	$70,744	$(231)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$13,283	$(21)	$1,678	$(1)	$14,961	$(22)
Commercial paper	7,486	(1)	0	0	7,486	(1)
Corporate securities	19,606	(7)	18,437	(68)	38,043	(75)
U.S. Government agency securities	0	0	16,463	(33)	16,463	(33)

Total	$40,375	$(29)	$36,578	$(102)	$76,953	$(131)

(5) ACQUISITION OF ZYSTOR THERAPEUTICS, INC.

On August 17, 2010, the Company acquired all of the capital stock of ZyStor Therapeutics, Inc. (ZyStor), a privately held biotechnology company, pursuant to a securities purchase agreement dated August 17, 2010 between the Company, ZyStor, the holders of outstanding capital stock and rights to acquire capital stock of ZyStor and the representative of such holders. ZyStor engaged in developing enzyme replacement therapies for the treatment of lysosomal storage disorders. ZyStor’s lead product candidate, ZC-701, now referred to as BMN-701, is a novel fusion of insulin-like growth factor 2 and alpha glucosidase in development for the treatment of Pompe disease.

In connection with its acquisition of ZyStor, the Company paid $20.3 million, net of transaction costs, upfront for all of the outstanding common stock of ZyStor. Additionally at the closing, the Company held back $2.0 million of the purchase price as indemnification against possible claims to pay any unidentified obligations of the former ZyStor stockholders (see Note 9 for additional discussion regarding adjustments to the hold back consideration). The Company also agreed to pay the ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and development milestones are met. The fair value of the contingent acquisition consideration payments on the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

acquisition date was $15.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions included a discount rate of 5.6% and various probability factors. As of December 31, 2011, the range of outcomes and assumptions used to develop these estimates have been updated to estimate the fair value of the contingent acquisition consideration payable at December 31, 2011 (see Note 16 for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).

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

A substantial portion of the assets acquired consisted of intangible assets related to ZyStor’s lead product candidate, which the Company refers to as BMN-701. The Company determined that the estimated acquisition-date fair values of the intangible assets related to the lead product candidate were $25.0 million. See Note 10 for further discussion related to intangible assets.

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

(6) ACQUISITION OF LEAD THERAPEUTICS, INC.

On February 10, 2010, the Company acquired LEAD Therapeutics, Inc. (LEAD), a small private drug discovery and early stage development company with a key compound which the Company refers to as BMN-673, an orally available poly (ADP-ribose) polymerase (PARP) inhibitor for the treatment of patients with certain cancers for a total purchase price of $39.1 million.

In connection with its acquisition of LEAD, the Company paid $18.6 million in cash upfront for all of the outstanding common stock of LEAD. The Company also agreed to pay the LEAD stockholders additional consideration in future periods up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. The fair value of the contingent acquisition consideration payments was $20.5 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions included a discount rate of 6.4% and various probability factors. As of December 31, 2011, the range of outcomes and assumptions used to develop these estimates have been updated to estimate the fair value of the contingent consideration payable as of December 31, 2011 (see Note 16 for additional discussion regarding fair value measurements of the contingent acquisition consideration payable). In December 2010, the Medicines and Healthcare Products Regulatory Agency in the United Kingdom completed its review of the Company’s Clinical Trial Application and issued a notice of acceptance for BMN-673 resulting in a payment of a regulatory milestone of $11.0 million to the former LEAD stockholders.

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

See Note 10 for further discussion of the acquired intangible assets.

(7) ACQUISITION OF HUXLEY PHARMACEUTICALS, INC.

On October 23, 2009, the Company acquired Huxley Pharmaceuticals, Inc. (Huxley), which had rights to a proprietary form of 3,4-diaminopyridine (3,4-DAP), amifampridine phosphate, which the Company has branded Firdapse, for the rare autoimmune disease Lambert Eaton Myasthenic Syndrome (LEMS).

In connection with its acquisition of Huxley, the Company paid $15.0 million upfront for all of the outstanding common stock of Huxley. The Company has also agreed to pay the Huxley stockholders additional consideration in future periods up to $41.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and development milestones are met. The fair value of the contingent acquisition consideration payments on the acquisition date was $22.2 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate of 6.3% and various probability factors. As of December 31, 2011, the range of outcomes and assumptions used to develop these estimates have been updated to estimate the fair value of the contingent consideration payable as of December 31, 2011 (see Note 16 for additional discussion regarding fair value measurements of the contingent acquisition payable). In November 2009, the U.S. Food and Drug Administration (FDA) granted Firdapse U.S. orphan status, resulting in a payment of $1.0 million to the former Huxley stockholders. In December 2009, the European Medicines Agency (EMEA) granted marketing approval for Firdapse, which resulted in a payment of $6.5 million in the second quarter of 2010 to the former Huxley stockholders.

In June 2011, the Company initiated a Phase 3 trial for amifampridine phosphate for the treatment of LEMS, triggering the payment of a $3.0 million regulatory milestone to the former Huxley stockholders. Subsequently, the Company launched Firdapse on a country-by-county basis in the EU in April 2010.

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

See Note 10 for further discussion of the acquired intangible assets.

(8) INVESTMENT IN LA JOLLA PHARMACEUTICAL COMPANY

On January 4, 2009, the Company entered into a co-exclusive worldwide (excluding Asia Pacific) licensing agreement with La Jolla Pharmaceutical Company (La Jolla) to develop and commercialize Riquent, La Jolla’s investigational drug for lupus nephritis. The Company paid La Jolla $7.5 million for the license rights and an additional $7.5 million for 339,104 shares of La Jolla’s Series B Preferred Stock. The initial equity investment represents the acquisition of the La Jolla Series B Preferred shares with a fair value of $6.2 million. The $1.3 million paid in excess of the fair value of the shares acquired was allocated to the license fee using the residual method and expensed in the first quarter of 2009, as the license acquired did not have an alternative future use. Research and development expense related to the Company’s agreements with La Jolla in 2009 approximated $8.8 million and was comprised of the $7.5 million up-front license fee and the $1.3 million premium paid in excess of the preferred stock’s fair value.

On February 12, 2009, the results of the first interim efficacy analysis for the Phase 3 study of Riquent were announced, and the Independent Data Monitoring Board determined that the continuation of the trial was futile. Based on the results of this interim efficacy analysis, the Company and La Jolla decided to stop the study.

On March 26, 2009, the Company terminated its licensing agreement with La Jolla, triggering the preferred stock’s automatic conversion feature at a rate of one preferred share to thirty shares of common stock. Thus, as of the conversion date, the Company held approximately 10.2 million shares of common stock, or approximately 15.5% of La Jolla’s outstanding common stock. The Company accounted for the converted La Jolla shares, which were traded on the NASDAQ Stock Exchange, as an available-for-sale investment with changes in the fair value of the investment reported as a component of accumulated other comprehensive income/loss, exclusive of other-than-temporary impairment losses which were reported in earnings in the period in which the impairment occurred.

In 2009, the Company recognized an impairment charge of $4.5 million, for the decline in the La Jolla investment’s value, which was determined to be other-than-temporary. The determination that the decline was other-than-temporary was, in part, subjective and influenced by several factors, including: the length of time and the extent to which the market value of La Jolla’s common stock had been less than the value on the date of purchase, La Jolla’s financial condition and near-term prospects, including any events which may influence its operations, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in market value. Based on the then current market conditions, La Jolla’s current financial condition and its business prospects, the Company determined that its investment in La Jolla was other-than-temporarily impaired and adjusted the recorded amount of the investment to the stock’s market price on March 31, 2009.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In June 2009, the Company sold its 10.2 million shares of La Jolla common stock through a series of open market trades, ranging in gross proceeds to the Company of $0.17 to $0.22 per share. In connection with the sale of the La Jolla common stock, the Company recognized a loss of $0.1 million on the sale of the equity investment during the second quarter of 2009.

(9) GOODWILL

Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

The following table represents the changes in goodwill for the year ended December 31, 2011:

Balance at December 31, 2010	$53,364
Reduction of goodwill related to acquisition of LEAD	(309)
Reduction of goodwill related to acquisition of ZyStor	(1,512)

Balance at December 31, 2011	$51,543

During the third quarter of 2011, in connection with the acquisition of ZyStor, the Company recorded a reduction to goodwill of $1.5 million related to the retention of a portion of the $2.0 million of acquisition consideration withheld at closing to cover any identifiable claims made by the Company against the former stockholders of ZyStor.

During the first quarter of 2011, the Company recorded a reduction to goodwill of $0.3 million due to the adjustment of the original assumptions related to the contingent acquisition consideration payable for the acquisition of LEAD.

(10) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2011	2010
Intangible assets:
Finite-lived intangible assets	$118,242	$37,242
Indefinite-lived intangible assets	70,396	70,396

Gross intangible assets:	188,638	107,638
Less: Accumulated amortization	(8,361)	(3,990)

Net carrying value	$180,277	$103,648

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Finite-Lived Intangible Assets

The following table summarizes the annual amortization of the finite-lived intangible assets through 2018:

	Net Balance at December 31, 2011	Estimated Useful Life	Remaining Life	Annual Amortization
Naglazyme intellectual property	$80,454	12 years	11.9 years	$6,750
European Union marketing rights for Firdapse	26,586	10 years	8.3 years	3,223
License payment for Kuvan FDA Approval	981	7 years	2.9 years	384
License payment for Kuvan EMEA Approval	1,860	10 years	6.9 years	233

Total	$109,881			$10,590

On November 30, 2011, the Company entered into an Asset Purchase Agreement to purchase certain intellectual property from SA Pathology, a unit of the Central Adelaide Local Health Network located in Adelaide, Australia, for an upfront cash payment of $81.0 million. The intellectual property purchased by the Company includes issued and pending patents related to the purified form of Naglazyme and the method of using the enzyme in the treatment of Mucopolysaccharidosis VI, which expire between 2022 and 2023. Prior to this purchase, the Company licensed this intellectual property from SA Pathology and paid to them a five percent royalty on net sales of Naglazyme. In the year ended December 31, 2011, the Company recognized amortization expense of $0.5 million related to the Naglazyme intellectual property as a component of cost of sales in the consolidated statements of operations.

The Firdapse intangible assets consist of Firdapse product technology acquired as part of the Huxley acquisition in the fourth quarter of 2009, for which the EMEA granted marketing approval in December 2009. The EMEA did not enable the commercial launch of Firdapse until April 2010, at which time the Company began amortizing the European product technology at an annual rate of $3.2 million. As a result of the EMEA approval of Firdapse, the Company made license payments of $2.0 million to a third party in 2010 increasing the gross value of the European marketing rights for Firdapse by $2.0 million. In each of the years ended December 31, 2011 and 2010, the Company recognized $3.2 million and $2.4 million, respectively, of amortization expense related to the EU marketing rights for Firdapse as a component of intangible asset amortization and contingent consideration in the consolidated statement of operations.

The Kuvan intangible assets relate to license payments made to third parties as a result of the FDA approval of Kuvan in December 2007 and the EMEA approval in December 2008, which resulted in a $2.7 million addition to the Kuvan intangible assets. At December 31, 2011 and 2010, Kuvan intangible assets totaled a gross value of $5.0 million. In each of the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.6 million of amortization expense related to the Kuvan intangible assets as a component of cost of sales in the consolidated statements of operations.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Indefinite-Lived Intangible Assets

A substantial portion of the assets acquired in the Huxley, LEAD and ZyStor acquisitions consisted of in-process research and development assets related to both early and late stage drug product candidates. The Company determined that the estimated acquisition-date fair values of the intangible assets related to rights to develop and commercialize the acquired assets were as follows:

	December 31,
	2011	2010
In-Process Research and Development
U.S. marketing rights for Firdapse	$6,710	$6,710
BMN-673 acquired through LEAD	36,089	36,089
BMN-701 acquired through ZyStor	25,010	25,010
Other acquired pre-clinical compounds	2,587	2,587

Net carrying value	$70,396	$70,396

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. The Company performed its annual impairment review during the fourth quarter of 2011 and determined that no impairments existed as of December 31, 2011. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. In estimating fair value of the IPR&D assets, the Company compensated for the differing phases of development of each asset by probability-adjusting its estimation of the expected future cash flows associated with each asset. The Company then determined the present value of the expected future cash flows. The projected cash flows from the IPR&D assets were based on key assumptions such as estimates of revenues and operating profits related to the feasibility and timing of achievement of development, regulatory and commercial milestones, expected costs to develop the IPR&D into commercially viable products and future expected cash flows from product sales.

(11) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010
Leasehold improvements	$49,456	$40,196
Building and improvements	141,484	138,025
Manufacturing and laboratory equipment	72,039	59,711
Computer hardware and software	48,566	37,651
Furniture and equipment	7,679	6,573
Land	10,056	10,056
Construction-in-progress	55,436	14,729

	$384,716	$306,941

Less: Accumulated depreciation	(115,745)	(85,075)

Total property, plant and equipment, net	$268,971	$221,866

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In August 2011, the Company acquired a bulk biologics manufacturing plant located in Shanbally, County Cork, Ireland (the Facility) for a total acquisition cost of $50.4 million, which includes $1.9 million of direct local transfer tax. The acquisition of the Facility was accounted for as a purchase of an asset, as it did not meet the definition of a business under FASB ASC Topic 850, Business Combinations. Accordingly, the total purchase price was allocated to the identified assets based on their relative fair values on the date of acquisition.

The allocation of the purchase price was as follows:

Acquisition Date Relative Fair Value
Manufacturing and laboratory equipment	$23,248
Furniture and fixtures	912
Computer hardware and software	328
Building and improvements	24,057
Land	1,127
Consumable supplies capitalized in other assets	766

Total purchase price	50,438
Less consumables	(766)

Net property, plant and equipment acquired	$49,672

As of December 31, 2011, the fair value of the acquired assets is included in the construction-in-process balance as the assets have not been placed into service.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $31.9 million, $23.3 million and $15.9 million, respectively, of which $6.6 million, $5.1 million and $4.4 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the year ended December 31, 2011 was insignificant, compared to the years ended December 31, 2010 and 2009 when capitalized interest was $0.7 million and $0.7 million, respectively.

(12) INVENTORY

Inventory consisted of the following:

	December 31,
	2011	2010
Raw materials	$12,145	$11,174
Work-in-process	75,903	65,336
Finished goods	42,070	33,188

Total inventory	$130,118	$109,698

Inventory as of December 31, 2010 included $14.8 million of Naglazyme product manufactured in the Company’s recently expanded production facility. The Company’s expansion of its manufacturing facility, as for any new manufacturing facility or process, is required to be approved by the FDA and similar ex-U.S. regulatory agencies before the product manufactured in the facility can be sold commercially. During the fourth quarter of 2011, the expanded facility and new process were approved by the FDA.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(13) SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current assets consisted of the following:

	December 31,
	2011	2010
Non-trade receivables	$6,093	$7,308
Prepaid expenses	7,551	8,452
Foreign currency exchange forward contract asset	4,705	1,221
Current deferred tax assets	21,115	16,658
Other	289	235

Total other current assets	$39,753	$33,874

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2011	2010
Accounts payable	$12,239	$4,956
Accrued accounts payable	23,849	24,410
Accrued vacation expense	6,530	5,629
Accrued compensation expense	17,619	15,913
Accrued taxes payable	713	529
Accrued interest expense	1,300	1,804
Accrued royalties payable	5,866	5,362
Accrued rebates payable	6,025	5,899
Other accrued operating expenses	9,259	4,330
Value added taxes payable	3,165	2,950
Current portion of contingent acquisition consideration payable	5,555	8,794
Current portion of foreign currency exchange forward contract liability	194	1,673
Other	1,811	1,595

Total accounts payable and accrued liabilities	$94,125	$83,844

Other long-term liabilities consisted of the following:

	December 31,
	2011	2010
Long-term portion of deferred rent	$950	$957
Long-term portion of contingent acquisition consideration payable	33,059	34,924
Long-term portion of asset retirement obligation liability	2,991	0
Long-term portion of deferred compensation liability	8,768	5,213
Long-term income taxes payable	5,165	5,584
Deferred tax liabilities	35,127	36,517
Other	2,119	806

Total other long-term liabilities	$88,179	$84,001

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The roll forward of significant estimated accrued rebates, reserve for cash discounts and allowance for doubtful accounts for 2011, 2010 and 2009 was as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Provision/ (Reversals) for Prior Period Sales	Actual Charges Related to Current Period Sales	Actual Charges Related to Prior Period Sales	Balance at End of Period
Year ended December 31, 2011:
Accrued rebates	$5,899	$14,369	$(639)	$(10,042)	$(3,562)	$6,025
Reserve for cash discounts	304	3,543	0	(3,209)	(296)	342
Allowance for doubtful accounts	64	0	1,053	0	(604)	513
Year ended December 31, 2010:
Accrued rebates	$4,786	$11,835	$(1,859)	$(6,537)	$(2,326)	$5,899
Reserve for cash discounts	259	2,987	0	(2,723)	(219)	304
Year ended December 31, 2009:
Accrued rebates	$3,194	$5,571	$187	$(3,323)	$(843)	$4,786
Acquired rebates reserve	621	0	(311)	0	(310)	0
Reserve for cash discounts	243	2,170	0	(2,017)	(137)	259

(14) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Foreign Currency Exposure

The Company uses hedging contracts to manage the risk of its overall exposure to fluctuations in foreign currency exchange rates. The Company considers all of its designated hedging instruments to be cash flow hedges.

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro and Brazilian Real, respectively.

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme and Firdapse product revenues, Aldurazyme royalty revenues, operating expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations follow below. See Note 16 for additional discussion regarding the fair value of forward foreign currency exchange contracts.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

At December 31, 2011, the Company had 168 forward foreign currency exchange contracts outstanding to sell a total of 97.8 million Euros and nine forward foreign currency exchange contracts outstanding to buy 8.4 million Brazilian Real with expiration dates ranging from January 2012 through December 2013. These hedges were entered into to protect against the fluctuations in Euro denominated Naglazyme, Firdapse and Aldurazyme revenues and operating expenses denominated in Brazilian Real. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of FASB ASC Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in Brazilian Real related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2011, separate from the 177 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 23.9 million Euros that was not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through December 2013. Over the next twelve months, the Company expects to reclassify $5.4 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

At December 31, 2011 and 2010, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives December 31, 2011		Liability Derivatives December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$4,705	Accounts payable and accrued liabilities	$189
Forward foreign currency exchange contracts	Other assets	1,977	Other long-term liabilities	26

Total		$6,682		$215

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$5

Total		$0		$5

Total derivative contracts		$6,682		$220

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$1,221	Accounts payable and accrued liabilities	$1,596
Forward foreign currency exchange contracts	Other assets	275	Other long-term liabilities	0

Total		$1,496		$1,596

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$77

Total		$0		$77

Total derivative contracts		$1,496		$1,673

The effect of the Company’s derivative instruments on the consolidated financial statements for the three years ended December 31, 2011, 2010 and 2009 was as follows:

	Foreign Currency Forward Contracts
	2011	2010	2009
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$8,026	$540	$(477)
Net gain (loss) reclassified from accumulated OCI into income (2)	(4,637)	4,684	(65)
Net gain (loss) recognized in income (3)	(1,486)	285	(76)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$674	$1,512	$(1,144)

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

At December 31, 2011, 2010 and 2009, accumulated other comprehensive income/loss associated with foreign currency forward contracts qualifying for hedge accounting treatment was a gain of $8.0 million and a loss of $0.2 million and $0.7 million, respectively.

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

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt, and in each of the three years ended December 31, 2011, 2010 and 2009; the Company recognized amortization of expense of $0.9 million.

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

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of approximately $0.2 million for the year ended December 31, 2011, compared to $0.7 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively. The decrease in amortization expense for the 2011 was attributed to the conversion of $29.2 million and $119.6 million in aggregate principal of the 2013 Notes in September 2011 and November 2010, respectively.

In September 2011, the Company entered into separate agreements with six of the existing holders of its 2013 Notes pursuant to which such holders converted $29.2 million in aggregate principal amount of the 2013 Notes into 1,760,178 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $1.1 million along with an aggregate of approximately $0.8 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the Company’s consolidated statement of operations for the year ended December 31, 2011. Additionally, the Company reclassified $0.2 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2013 Notes. During the fourth quarter of 2011, certain note holders voluntarily exchanged an insignificant number of convertible notes for shares of the Company’s common stock.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Interest expense on the Company’s convertible debt for the year ended December 31, 2011 was $7.4 million, compared to $10.0 million and $10.4 million for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense related to the Company’s convertible debt in 2011, compared to 2010 and 2009 was attributed to the conversion of $29.2 million and $119.6 million in aggregate principal of the 2013 Notes in September 2011 and November 2010, respectively.

(16) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels at December 31, 2011 and 2010.

	Fair Value Measurements at December 31, 2011
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$44,212	$44,212	$0	$0
Money market instruments	2,060	0	2,060	0

Total cash and cash equivalents	$46,272	$44,212	$2,060	$0

Available-for-sale securities
Short-term
Certificates of deposit	$38,564	$0	$38,564	$0
Commercial paper	24,721	0	24,721	0
Corporate securities	85,535	0	85,535	0
Long-term
Certificates of deposit	17,191	0	17,191	0
Corporate securities	44,112	0	44,112	0
U.S. Government agency securities	32,890	0	32,890	0
Greek government-issued bonds	192	0	192	0

Total available-for-sale securities	$243,205	$0	$243,205	$0

Deferred compensation asset (1)	3,505	0	3,505	0
Forward foreign currency exchange contract asset (2)	6,682	0	6,682	0

Total assets	$299,664	$44,212	$255,452	$0

Liabilities:
Deferred compensation liability (3)	$9,450	$5,945	$3,505	$0
Forward foreign currency exchange contract liability (2)	220	0	220	0
Contingent acquisition consideration payable (4)	38,614	0	0	38,614
Asset retirement obligation (5)	2,991	0	0	2,991

Total liabilities	$51,275	$5,945	$3,725	$41,605

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2010
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$51,647	$51,647	$0	$0
Money market instruments	36,432	0	36,432	0

Total cash and cash equivalents	$88,079	$51,647	$36,432	$0

Available-for-sale securities
Short-term
Certificates of deposit	$29,845	$0	$29,845	$0
Commercial paper	27,457	0	27,457	0
Corporate securities	80,186	0	80,186	0
U.S. Government agency securities	48,545	0	48,545	0
Long-term
Certificates of deposit	25,848	0	25,848	0
Corporate securities	72,329	0	72,329	0
U.S. Government agency securities	29,994	0	29,994	0

Total available-for-sale securities	$314,204	$0	$314,204	$0

Deferred compensation asset (1)	2,748	0	2,748	0
Forward foreign currency exchange contract asset (2)	1,496	0	1,496	0

Total assets	$406,527	$51,647	$354,880	$0

Liabilities:
Deferred compensation liability (3)	$5,560	$2,812	$2,748	$0
Forward foreign currency exchange contract liability (2)	1,673	0	1,673	0
Contingent acquisition consideration payable (4)	43,718	0	0	43,718

Total liabilities	$50,951	$2,812	$4,421	$43,718

(1)	At December 31, 2011 and 2010, 96% and 97%, respectively, of the deferred compensation asset balance was included in other assets and the remainder of the balance was included in other current assets on the Company’s consolidated balance sheets.
(2)	See Note 14 for further information regarding the Company’s derivative instruments.
(3)	At December 31, 2011 and 2010, 93% and 94%, respectively, of the deferred compensation liability balance was included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.
(4)	At December 31, 2011 and 2010, 86% and 80%, respectively, of the contingent acquisition consideration payable was included in other long-term liabilities and 14% and 20%, respectively, was included in accounts payable and accrued liabilities.
(5)	At December 31, 2011 the asset retirement obligation liability was included in other long-term liabilities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company’s level 2 securities are valued using third-party pricing sources, which generally use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. The Company validates the prices provided by its third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its $0.2 million of Greek government-issued bonds as level 2 in December 2011. See Note 4 for further information regarding the Company’s financial instruments.

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

During the year ended December 31, 2011, the fair value of the contingent acquisition consideration payable decreased by $5.1 million due to changes in estimated probability, assumed timing of achievement of certain milestones and a $3.0 million development milestone paid to the former stockholders of Huxley. Approximately $0.3 million of this change was recorded as a reduction to goodwill during the first quarter of 2011 due to an adjustment to the original assumptions related to the acquisition of LEAD. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include assumed probabilities, timing of when a milestone may be attained and assumed discount periods and rates.

As discussed in Notes 5, 6 and 7, the Company acquired intangible assets as a result of the ZyStor, LEAD and Huxley acquisitions. The estimated fair value of these long-lived assets was measured using level 3 inputs.

(17) STOCKHOLDERS’ EQUITY

Share Incentive Plan

BioMarin’s 2006 Share Incentive Plan (Share Incentive Plan), as amended and restated on March 22, 2010, which replaced the Company’s previous stock option plans (the 1997 Stock Plan and the 1998 Directors Options Plan), provides for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date, as well as other forms of equity compensation. As of December 31, 2011, awards issued under the Share Incentive Plan include both stock options and restricted stock units. Stock option awards granted to employees generally vest over a four-year period on a cliff basis six months after the grant date and then monthly thereafter. The term of the outstanding options is generally ten years. Restricted stock units granted to employees generally vest in a straight-line annually over a four-year period after the grant date. Restricted stock units granted to directors generally vest in full one year after the grant date. As of December 31, 2011, options to purchase approximately 6.6 million and 9.7 million shares were outstanding under the Share Incentive Plan, and the Company’s previous plans, respectively.

Employee Stock Purchase Plan

Under BioMarin’s ESPP, which was approved in June 2006 and replaced the Company’s previous plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

“employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2011, 333,331 shares had been issued under the Employee Stock Purchase Plan, and approximately 0.9 million shares had been reserved for future issuance.

Board of Director Grants

An initial option is granted to each new outside member of BioMarin’s Board of Directors to purchase 30,000 shares of common stock at the fair value on the date of the grant. Until January 2007, on each anniversary date of becoming a director, each outside member was granted options to purchase 30,000 shares of common stock at the fair market value on such date. Currently, on the date of each annual meeting of stockholders, other than newly elected directors, each outside director is granted options for the purchase of 15,000 shares of common stock and 2,500 restricted stock units. The options vest over one year and have a term of ten years. The restricted stock units vest on the one year anniversary of the date of grant.

Stockholders’ Rights Plan

In 2002, the Board of Directors authorized a stockholders’ rights plan, which was amended and restated on February 27, 2009. Terms of the plan provide for stockholders of record at the close of business on September 23, 2002 to receive one preferred share purchase right (Right) for each outstanding share of common stock held. The Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the common stock. Depending on the circumstances, the effect of the exercise of the Rights will be to permit each holder of a Right to purchase shares of the Company’s Series B Junior Participating Preferred Stock that have significantly superior dividend, liquidation and voting rights compared to the Company’s common stock, at a price of $35.00 per share. The Company will be entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding common stock. Additionally, the Board has the authority to issue an additional 249,886 shares of preferred stock and to determine the terms of those shares without any further action by the Company’s stockholders. The stockholders’ rights plan expires in 2012. As of December 31, 2011, no rights have been granted under this plan.

(18) STOCK-BASED COMPENSATION

A summary of stock option activity under all plans, including plans that were suspended upon adoption of the Share Incentive Plan, for the year ended December 31, 2011 is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	14,900,241	$20.08
Granted	3,867,464	$27.89	$13.60		$25,083
Exercised	(1,923,455)	$15.42
Expired and Forfeited	(525,100)	$24.70

Balance as of December 31, 2011	16,319,150	$22.33		7.09	$205,402

Options expected to vest as of December 31, 2011	5,506,909	$23.61			$55,340
Exercisable as of December 31, 2011	9,904,117	$21.06			$139,819

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the last trading day of fiscal 2011. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $18.0 million and $4.6 million, respectively. There were 14.2 million options that were in-the-money at December 31, 2011. The aggregate intrinsic value of options exercised was determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.

At December 31, 2011, an aggregate of approximately 19.6 million unissued shares were authorized for future issuance under the Share Incentive Plan.

The following table presents the composition of options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.00 to 7.50	384,023	2.79	$6.32	384,023	$6.32
7.51 to 11.50	508,294	4.18	9.70	451,369	9.53
11.51 to 15.50	3,171,765	6.24	13.79	2,335,400	13.58
15.51 to 19.50	3,206,463	5.63	17.59	2,918,190	17.51
19.51 to 23.50	2,834,918	8.31	21.56	1,171,557	21.59
23.51 to 27.50	1,624,355	9.08	26.26	366,929	26.08
27.51 to 31.50	2,163,778	9.34	28.36	319,580	28.25
31.50 to 34.50	278,493	9.44	33.10	29,763	32.62
34.51 to 37.50	64,850	6.16	35.12	61,434	35.12
37.50 to 41.50	2,082,211	6.33	38.60	1,865,872	38.60

Total	16,319,150			9,904,117

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $13.60, $11.25, and $7.48 per share, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of December 31, 2011. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2006 Share Incentive Plan were as follows:

	Years Ended December 31,
Stock Option Valuation Assumptions	2011	2010	2009
Expected volatility	46-50%	50-52%	53-55%
Dividend yield	0.0%	0.0%	0.0%
Expected life	6.3-6.4 years	6.2 years	6.0-6.1 years
Risk-free interest rate	1.2-2.7%	1.8-2.7%	1.9-2.6%

The Company recorded $31.7 million, $28.7 million and $26.8 million of compensation costs related to current period vesting of stock options for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested stock options was $74.7 million. These costs are expected to be recognized over a weighted average period of 1.9 years.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

Employee Stock Purchase Plan	2011	2010	2009
Expected volatility	32-48%	50-52%	55%
Dividend yield	0.0%	0.0%	0.0%
Expected life	6-24 months	6-24 months	6-24 months
Risk-free interest rate	0.1-0.6%	0.2-1.0%	0.2-0.9%

The Company recorded $2.4 million, $2.4 million and $1.9 million of compensation costs related to options granted under the ESPP for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $3.2 million of total unrecognized compensation cost related to unvested stock options issuable under the ESPP. These costs are expected to be recognized over a weighted average period of 0.7 years.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

A summary of non-vested restricted stock unit activity under the plan for the year ended December 31, 2011 as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2010	420,072	$16.03
Granted	329,830	27.47
Vested	(157,709)
Forfeited	(21,289)

Non-vested units as of December 31, 2011	570,904	$24.54

The Company recorded $4.5 million, $2.1 million and $1.9 million of compensation costs related to restricted stock units for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $10.7 million of total unrecognized compensation cost related to unvested restricted stock units with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Unit Awards with Performance and Market Vesting Conditions

On June 1, 2011, pursuant to the Board’s approval, the Company granted RSU awards under the Share Incentive Plan to certain executive officers that provide for a base award of 875,000 RSUs in total (Base RSU) that may be adjusted to 75% to 125% depending on the performance of the Company’s stock once as discussed further below of the total Base RSUs. The vesting of the Base RSUs under this specific grant is contingent upon the achievement of multiple performance conditions, as follows:

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

Stock-based compensation expense for this award will be recognized over the service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. Accordingly, because the Company’s management has not yet determined the goals are probable of achievement as of December 31, 2011, no compensation expense has been recognized for these awards for the year ended December 31, 2011.

The Company utilized a Monte Carlo simulation model to estimate the TSR multiplier and determined the grant date fair value of $32.61 for each RSU on June 1, 2011. The assumptions used to estimate the fair value of this award with performance and market vesting conditions were as follows:

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

Compensation expense included in the Company’s consolidated statements of operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of sales	$5,171	$4,269	$3,948
Research and development	16,365	13,760	11,919
Selling, general and administrative	22,283	19,463	18,681

Total stock-based compensation expense	$43,819	$37,492	$34,548

There was no income tax benefit associated with stock-based compensation for 2009 because any deferred tax asset resulting from stock-based compensation was offset by additional valuation allowance.

Stock-based compensation of $5.3 million, $5.1 million and $5.4 million was capitalized into inventory, for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

At December 31, 2011, an aggregate of approximately 22.6 million unissued shares was authorized for future issuance under the Company’s stock plans, which include shares issuable under the Share Incentive Plan and the Company’s ESPP. Under the Share Incentive Plan, awards that expire or are cancelled without delivery of shares generally become available for issuance under the plan. Awards that expire or are cancelled under the Company’s suspended 1997 Stock Plan or 1998 Director Option Plan may not be reissued.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) EARNINGS (LOSS) PER SHARE

Potential shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested restricted stock, common stock held by the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings/loss per common share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss), basic	$(53,836)	$205,819	$(488)
Interest expense on convertible debt	0	9,977	0
Amortization of deferred offering costs related to the convertible debt	0	1,549	0

Net income (loss), diluted	$(53,836)	$217,345	$(488)

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	112,122	103,093	100,271
Effect of dilutive securities:
Stock options	0	2,403	0
Potentially issuable restricted common stock	0	286	0
Potentially issuable common stock for ESPP purchases	0	763	0
Common stock issuable under convertible debt	0	19,129	0

Fully diluted weighted-average shares	112,122	125,674	100,271

Basic earnings (loss) per common share	$(0.48)	$2.00	$(0.00)
Diluted earnings (loss) per common share	$(0.48)	$1.73	$(0.00)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Years Ended December 31,
	2011	2010	2009
Options to purchase common stock	16,319	12,497	14,047
Common stock issuable under convertible debt	17,372	0	26,343
Unvested restricted stock units	1,068	134	333
Potentially issuable common stock for ESPP purchases	241	0	281
Common stock held by the Nonqualified Deferred Compensation Plan	173	104	91

Total	35,173	12,735	41,095

(20) COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) includes net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in unrealized gains and losses on the Company’s available-for-sale securities, unrealized gains and losses on foreign currency hedges and changes in the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Company’s cumulative foreign currency translation account. The provision for income taxes related to the items included in other comprehensive income (loss), assuming they were recognized in income, would be approximately $3.1 million and $0.4 million at December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, total comprehensive loss was approximately $49.1 million, compared to total comprehensive income of $205.1 million and total comprehensive loss of $0.7 million, for the years ended December 31, 2010 and 2009, respectively. The fluctuation in accumulated other comprehensive income (loss) was comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Net unrealized gain (loss) loss on available-for-sale securities	$(593)	$150	$299
Net unrealized gain (loss) on foreign currency hedges, net of taxes	5,286	158	(477)
Net realized gain on equity investments	0	(1,052)	0
Net foreign currency translation gain (loss)	6	(1)	5

Change in accumulated other comprehensive income (loss)	$4,699	$(745)	$(173)

(21) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue—The Company considers there to be revenue concentration risks for regions where net product revenue exceeds ten percent of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions were to experience difficulties.

The table below summarizes net product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. as the Company’s transactions are with Genzyme whose headquarters are located in the U.S.

	Years Ended December 31,
	2011	2010	2009
Region:
United States	51%	53%	53%
Europe	23%	24%	24%
Latin America	13%	11%	11%
Rest of World	13%	12%	12%

Total net product revenue	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s three largest customers.

	Years Ended December 31,
	2011	2010	2009
Customer A	17%	18%	20%
Customer B (1)	19%	19%	22%
Customer C	10%	9%	10%

Total	46%	46%	52%

(1)	Genzyme is the company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on world wide net Aldurazyme sales and incremental product transfer revenue.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The accounts receivable balances at December 31, 2011 and 2010 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 49% and 14% of the December 31, 2011 accounts receivable balance, compared to December 31, 2010 when the two largest customers accounted for 47% and 17% of the accounts receivable balance. As of December 31, 2011 and 2010, accounts receivable for the Company’s largest customer balance included $31.0 million and $23.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Greece, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from one to four years. In December 2011, the Company received Greek government-issued bonds with a fair value of $0.2 million as consideration for accounts receivable totaling $0.8 million.

A significant or further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For the year ended December 31, 2011, approximately 4.5 % of the Company’s net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece and approximately, 15.4 % of the Company’s outstanding accounts receivable at December 31, 2011 related to such countries.

Royalty and license revenues—Royalty and license revenues include Orapred product royalties, a product the Company acquired in 2004 and sublicensed in 2006, and 6R-BH4 royalty revenues for product sold in Japan as detailed below:

	Years Ended December 31,
	2011	2010	2009
Orapred product royalties	$1,382	$4,693	$5,641
6R-BH4 royalty revenues	1,861	1,191	915

Total	$3,243	$5,884	$6,556

(22) INCOME TAXES

The provision for (benefit from) income taxes is based on income (loss) before income taxes as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. Source	$63,640	$28,659	$5,198
Non-US Source	(107,267)	(50,149)	(4,632)

Income (loss) before income taxes	$(43,627)	$(21,490)	$566

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The U.S. and foreign components of the provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Provision for current income tax expense (benefit):
Federal	$2,766	$289	$(362)
State and local	1,439	1,355	(17)
Foreign	1,641	1,624	1,433

	$5,846	$3,268	$1,054

Provision for deferred income tax expense (benefit):
Federal	$7,398	$(213,796)	$0
State and local	(2,957)	(16,377)	0
Foreign	(78)	(404)	0

	$4,363	$(230,577)	$0

Provision for (benefit from) income taxes	$10,209	$(227,309)	$1,054

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate expressed as a percentage of income (loss) before income taxes:

	Years Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes	(1.9)	(6.3)	8.8
Orphan Drug & General Business Credit	43.9	(23.3)	488.9
Stock compensation expense	(8.2)	(12.7)	683.5
Nondeductible debt conversion expense	(0.6)	(10.9)	0
Changes in the fair value of contingent acquisition consideration payable	1.5	(6.5)	0
Subpart F income	0	0	97.5
Nondeductible acquisition expenses	(0.2)	(1.9)	0
Imputed interest expense on Orapred acquisition obligation	0	0	159.4
Section 162(m) limitation	(0.9)	(1.6)	30.9
Permanent items	(1.3)	(1.6)	139.5
Foreign tax rate differential	(86.7)	(89.2)	223.4
Other	1.0	0	0
Alternative Minimum Tax	0	0	(45.9)
Valuation allowance/Deferred benefit	(5.0)	1176.7	(1634.7)

Effective income tax rate	(23.4)%	1057.7%	186.3%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2011	2010
Net deferred tax assets:
Net operating loss carryforwards	$33,796	$76,488
Credit and contribution carryforwards	162,710	133,007
Capitalized research expenses	128	226
Property, plant and equipment	231	3,123
Accrued expenses, reserves, and prepaids	12,148	9,018
Intangible assets	5,979	5,894
Deferred revenue	39	77
Stock-based compensation	22,144	17,575
Impairment on investment	0	2,517
Inventory	10,957	9,372
Capital loss carryforwards	3,101	1,212

Gross deferred tax assets	$251,233	$258,509
Deferred tax liability related to joint venture basis difference	(1,813)	(1,794)
Deferred tax liability related to business acquisitions	(35,127)	(36,517)
Other	(215)	(383)
Valuation allowance	(5,441)	(3,658)

Net deferred tax assets	$208,637	$216,157

As of December 31, 2011, the Company had federal operating loss carryforwards of approximately $169.2 million and state operating loss carryforwards of approximately $157.1 million. The Company also had federal research and development and orphan drug credit carryforwards of approximately $145.7 million as of December 31, 2011, and state research credit carryovers of approximately $13.0 million. The federal net operating loss will expire at various dates beginning in 2024 through 2031 if not utilized. The federal credit carry forward will expire at various dates beginning in 2018 through 2031 of not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2012 through 2031 if not utilized. Certain state research credit carryovers will begin to expire in 2014 if not utilized, with others carrying forward indefinitely. The Company also has Canadian net operating loss carryforwards of $1.9 million and research credit carryovers of $0.3 million that it currently does not expect to fully utilize and therefore carry a full valuation allowance. The Canadian net operating loss carryforwards and research credit carryovers expire from 2014 to 2027 and by 2012, respectively.

As of December 31, 2011, approximately $98.0 million of the federal net operating loss carryforwards and $50.2 million of the state net operating loss carryforwards reported above are from the exercise of employee stock options, which will be accounted for as an increase to additional paid-in-capital if and when realized.

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

The $35.1 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with the intangible assets acquired from ZyStor, LEAD and Huxley, which are not deductible for tax purposes.

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

In 2011, the valuation allowance increased by $1.8 million due primarily to capital losses associated with the investment loss that are not more likely than not to be realized. In 2010 the valuation allowance decreased by $264.4 million primarily due to the discrete partial release of the valuation allowance in 2010 and the utilization of federal net operating loss carryforward during 2010 and decreased by $26.7 million in 2009.

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

Balance at December 31, 2010	$31,112
Additions based on tax positions related to the current year	4,660
Additions for tax positions of prior years	578

Balance at December 31, 2011	$36,350

Included in the balance of unrecognized tax benefits at December 31, 2011 are potential benefits of $36.4 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. No interest or penalties have been recorded by the Company to date through December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed before 2007, the Company is no longer subject to audit by the U.S. federal, state, local or non-U.S. tax authorities. However, carryforward tax attributes that were generated prior to 2007 may still be adjusted upon examination by tax authorities. Currently, the Company has no pending or open tax return audits.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $2.9 million as of December 31, 2011, which will be indefinitely reinvested; therefore, deferred income taxes of approximately $1.1 million have not been provided on such foreign earnings. The Company has also elected to treat certain foreign entities as disregarded entities for U.S. tax purposes, which results in their net income or loss being recognized currently in the Company’s U.S. tax return.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(23) COLLABORATIVE AGREEMENTS

Merck Serono

In May 2005, the Company entered into an agreement with Merck Serono S.A. (Merck Serono) for the further development and commercialization of BH4, both in Kuvan for PKU and for other indications, and PEG-PAL (phenylalanine ammonia lyase). Through the agreement and subsequent amendment, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S., Canada and Japan, and BioMarin retained exclusive rights to market these products in the U.S. and Canada. The Company and Merck Serono may collaborate on the development of Kuvan and PEG-PAL. If they agree to collaborate Merck Serono will generally share equally all development costs following successful completion of Phase 2 trials for such product candidate in such indication. Merck Serono has indicated that it will not collaborate on PEG-PAL, but this decision does not affect its exclusive rights to PEG-PAL in its territory. BioMarin and Merck Serono are individually responsible for the costs of commercializing the products within their respective territories. Merck Serono will also pay BioMarin royalties on its net sales of these products. The term of the agreement is the later of 10 years after the first commercial sale of the products or the period through the expiration of all related patents within the territories. As of December 31, 2011 and 2010, amounts due from Merck Serono for reimbursable development costs for Kuvan totaled $0.1 million and $0.2 million, respectively.

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

401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute to the 401(k) Plan up to the lesser of 100% of their current compensation to or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each Participant’s contributions, up to a maximum of the lesser of 2% of the employee’s annual compensation or $4,000 per year. The Company’s matching contribution vests over four years from employment commencement and was approximately $2.2 million, $1.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Employer contributions not vested upon employee termination are forfeited.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Deferred Compensation Plan

In December 2005, the Company adopted the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees, including members of the Board, management and certain highly-compensated employees as designated by the Plan’s Administrative Committee, the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. The recorded cost of any investments will approximate fair value. Investments of $3.5 million and $2.7 million and the related deferred compensation liability of $9.5 million and $5.6 million were recorded as of December 31, 2011 and 2010, respectively. Company stock issued into the Deferred Compensation Plan is recorded and accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the Deferred Compensation Plan. The restricted stock issued into the Deferred Compensation Plan upon vesting is recorded in stockholders’ equity. As of December 31, 2011 and 2010, the fair value of Company stock held by the Deferred Compensation Plan was $5.9 million and $2.8 million, respectively. The change in market value amounted to a loss of approximately $1.3 million in 2011 compared to loss of approximately $0.8 million in 2010 and a gain of approximately $0.3 million in 2009.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The results of the joint venture’s operations are presented in the table below.

	Years Ended December 31,
	2011 (unaudited)	2010 (unaudited)	2009 (unaudited)
Revenue	$0	$0	$0
Cost of goods sold	0	0	0

Gross profit	0	0	0
Operating expenses	4,855	5,938	5,195

Loss from operations	(4,855)	(5,938)	(5,195)
Other income (expense)	5	(43)	7

Net loss	$(4,850)	$(5,981)	$(5,188)

Equity in the loss of BioMarin/Genzyme LLC	$(2,426)	$(2,991)	$(2,594)

The summarized assets and liabilities of the joint venture and the components of the Company’s investment in the joint venture are as follows:

	December 31,
	2011 (unaudited)	2010 (unaudited)
Assets	$2,531	$3,702
Liabilities	(1,406)	(1,504)

Net equity	$1,125	$2,198

Investment in BioMarin/Genzyme LLC (50% share of net equity)	$559	$1,082

(26) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and research, testing and manufacturing laboratory space in various facilities under operating agreements expiring at various dates through 2022. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. Minimum lease payments for future years are as follows:

2012	$5,349
2013	4,700
2014	3,021
2015	3,113
2016	2,444
Thereafter	3,144

Total	$21,771

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $6.0 million, $5.1 million, and $4.3 million, respectively. Deferred rent accruals at December 31, 2011 totaled $1.3 million, of which $0.3 million was current. At December 31, 2010, deferred rent accruals totaled $1.3 million, of which $0.4 million was current.

On January 6, 2012, the Company entered into two lease agreements with SR Corporate Center Phase Two LLC to accommodate the Company’s continued growth and to relocate its corporate headquarters to San Rafael, California (the Leases). The Leases have a term of ten years, commencing on April 15, 2012, with two five year options to extend. The Company’s minimum lease commitment over the ten years totals $40.8 million. The Leases are secured by an irrevocable standby letter of credit of $4.7 million, which declines over a period of five years to $0.7 million for the period from January 30, 2016 to lease expiration. Additionally, the Company has the right to terminate the Leases after eight years upon the payment of a preset termination fee.

Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain research and development activities. These amounts are included as research and development expenses as services are provided.

The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums. As of December 31, 2011, such minimum annual commitments were approximately $0.2 million.

Contingencies

From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s consolidated cash flows, financial condition or results of operations. The Company is also subject to contingent payments totaling approximately $357.9 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.