Form 10-Q
period 2012-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2012-04-30
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 115,700,983 shares of common stock, par value $0.001, outstanding as of April 13, 2012.

BIOMARIN PHARMACEUTICAL INC.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(In thousands of U.S. dollars, except share and per share amounts)

	March 31, 2012	December 31, 2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,586	$46,272
Short-term investments	150,393	148,820
Accounts receivable, net (allowance for doubtful accounts: $471 and $513, respectively)	105,828	104,839
Inventory	124,064	130,118
Other current assets	50,519	39,753

Total current assets	513,390	469,802
Investment in BioMarin/Genzyme LLC	1,082	559
Long-term investments	54, 751	94,385
Property, plant and equipment, net	264,317	268,971
Intangible assets, net	170,914	180,277
Goodwill	51,543	51,543
Long-term deferred tax assets	221,239	222,649
Other assets	19,849	15,495

Total assets	$1,297,085	$1,303,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$96,359	$94,125
Convertible debt	23,455	0

Total current liabilities	119,814	94,125
Long-term convertible debt	324,872	348,329
Other long-term liabilities	80,449	88,179

Total liabilities	525,135	530,633

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2012 and December 31, 2011: 115,681,825 and 114,789,732 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	116	115
Additional paid-in capital	1,221,933	1,197,082
Company common stock held by Nonqualified Deferred Compensation Plan	(3,538)	(3,935)
Accumulated other comprehensive income	2,512	4,887
Accumulated deficit	(449,073)	(425,101)

Total stockholders’ equity	771,950	773,048

Total liabilities and stockholders’ equity	$1,297,085	$1,303,681

(1)	December 31, 2011 balances were derived from the audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2012 and 2011

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	2012	2011
REVENUES:
Net product revenues	$116,239	$109,076
Collaborative agreement revenues	96	125
Royalty and license revenues	314	255

Total revenues	116,649	109,456
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	17,105	20,796
Research and development	73,834	45,017
Selling, general and administrative	45,248	41,037
Intangible asset amortization and contingent consideration	2,328	312

Total operating expenses	138,515	107,162

INCOME (LOSS) FROM OPERATIONS	(21,866)	2,294
Equity in the loss of BioMarin/Genzyme LLC	(734)	(542)
Interest income	505	782
Interest expense	(1,947)	(2,163)
Other income (expense)	36	22

INCOME (LOSS) BEFORE INCOME TAXES	(24,006)	393
Provision for (benefit from) income taxes	(34)	4,764

NET LOSS	$(23,972)	$(4,371)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.21)	$(0.04)

Weighted average common shares outstanding, basic	115,070	110,652
Weighted average common shares outstanding, diluted	115,070	110,743

COMPREHENSIVE LOSS	$(26,347)	$(10,346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(In thousands of U.S. dollars)

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,972)	$(4,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,598	8,585
Amortization of discount on investments	852	1,080
Equity in the loss of BioMarin/Genzyme LLC	734	542
Stock-based compensation	11,155	10,151
Deferred income taxes	712	3,910
Excess tax benefit from stock option exercises	(18)	(415)
Impairment of intangible assets	6,704	0
Unrealized foreign exchange gain on forward contracts	(1,878)	(401)
Changes in the fair value of contingent acquisition consideration payable	(5,181)	(493)
Changes in operating assets and liabilities:
Accounts receivable, net	(989)	(19,622)
Inventory	6,054	(369)
Other current assets	(11,113)	(2,051)
Other assets	(6,040)	1,599
Accounts payable and accrued liabilities	3,826	(2,204)
Other long-term liabilities	1,385	560

Net cash used in operating activities	(7,171)	(3,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,179)	(6,241)
Maturities and sales of investments	74,037	84,013
Purchase of available-for-sale investments	(36,562)	(74,210)
Investments in BioMarin/Genzyme LLC	(1,258)	(593)

Net provided by investing activities	30,038	2,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	13,679	3,133
Excess tax benefit from stock option exercises	18	415
Repayment of capital lease obligations	(250)	(315)

Net cash provided by financing activities	13,447	3,233

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,314	2,703
Cash and cash equivalents:
Beginning of period	$46,272	$88,079

End of period	$82,586	$90,782

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$293	$637
Cash paid for income taxes	1,739	616
Stock-based compensation capitalized into inventory	894	1,173
Depreciation capitalized into inventory	1,062	2,651
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued liabilities related to fixed assets	$(3,149)	$(3,239)
Equipment acquired through capital leases	0	366
Change in asset retirement obligation	44	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin), a Delaware corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio is comprised of four approved products and multiple investigational product candidates. The Company’s approved products are Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Through March 31, 2012, the Company had accumulated losses of approximately $449.1 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at March 31, 2012 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance or potential significance to the Company.

(4) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at March 31, 2012 and December 31, 2011. The principal amounts of short-term and long-term investments by contractual maturity are summarized in the tables below:

	Contractual Maturity Date for the Years Ending December 31,
	2012	2013	2014	2015	Total Book Value at March 31, 2012	Unrealized Gain (Loss)	Aggregate Fair Value at March 31, 2012
Certificates of deposit	$31,874	$22,325	$328	$0	$54,527	$18	$54,545
Commercial paper	16,473	0	0	0	16,473	(5)	16,468
Corporate securities	59,629	40,701	3,100	0	103,430	347	103,777
U.S. Government agency securities	0	8,556	13,372	8,400	30,328	(23)	30,305
Greek government-issued bonds	0	0	0	49	49	0	49

Total	$107,976	$71,582	$16,800	$8,449	$204,807	$337	$205,144

		Contractual Maturity Date for the Years Ending December 31,
		2012	2013	2014	Total Book Value at December 31, 2011	Unrealized Gain (Loss)	Aggregate Fair Value at December 31, 2011
Certificates of deposit		$38,547	$17,195	$0	$55,742	$13	$55,755
Commercial paper		24,730	0	0	24,730	(9)	24,721
Corporate securities		85,595	40,899	3,100	129,594	53	129,647
U.S. Government agency securities		0	32,877	0	32,877	13	32,890
Greek government-issued bonds		0	192	0	192	0	192

Total		$148,872	$91,163	$3,100	$243,135	$70	$243,205

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of March 31, 2012. The investments are held in accounts with financial institutions that have strong credit ratings and management expects full recovery of the carrying amounts.

See Notes 10 and 13 for additional discussion regarding the Greek government-issued bonds held by the Company.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of March 31, 2012 and December 31, 2011 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at March 31, 2012
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$11,753	$(3)	$2,688	$(1)	$14,441	$(4)
Commercial paper	12,719	(7)	0	0	12,719	(7)
Corporate securities	10,471	(6)	0	0	10,471	(6)
U.S. Government agency securities	0	0	20,734	(38)	20,734	(38)

Total	$34,943	$(16)	$23,422	$(39)	$58,365	$(55)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at December 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$7,489	$0	$8,118	$(5)	$15,607	$(5)
Commercial paper	7,474	(12)	0	0	7,474	(12)
Corporate securities	26,840	(184)	9,571	(29)	36,411	(213)
U.S. Government agency securities	0	0	11,252	(1)	11,252	(1)

Total	$41,803	$(196)	$28,941	$(35)	$70,744	$(231)

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31, 2012	December 31, 2011
Leasehold improvements	$49,816	$49,456
Building and improvements	142,711	141,484
Manufacturing and laboratory equipment	74,032	72,039
Computer hardware and software	48,343	48,566
Furniture and equipment	7,773	7,679
Land	10,056	10,056
Construction-in-progress	55,028	55,436

	$387,759	$384,716
Less: Accumulated depreciation	(123,442)	(115,745)

Total property, plant and equipment, net	$264,317	$268,971

Depreciation expense for the three months ended March 31, 2012 and 2011 was $8.4 million and $7.4 million, respectively, of which $1.1 million and $2.7 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three months ended March 31, 2012 and 2011 was insignificant.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(6) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
Intangible assets:
Finite-lived intangible assets	$118,242	$118,242
Indefinite-lived intangible assets	63,692	70,396

Total intangible assets, gross	181,934	188,638
Less: Accumulated amortization	(11,020)	(8,361)

Total intangible assets, net	$170,914	$180,277

Finite-Lived Intangible Assets

The Company’s intangible assets consist of marketing rights in the U.S. and EU for Naglazyme, Kuvan and Firdapse, which are being amortized over their estimated useful lives using the straight-line method. The Company reviews these finite-lived intangible assets for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of in-process research and development (IPR&D) assets related to both early and late stage product candidates purchased in the acquisitions of Huxley Pharmaceuticals Inc. (Huxley), LEAD Therapeutics, Inc. (LEAD) and ZyStor Therapeutics, Inc. (ZyStor).

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. During the three months ended March 31, 2012, the Company recorded an impairment charge of $6.7 million related to certain Firdapse IPR&D assets. These IPR&D assets are associated with marketing rights in the U.S. for Firdapse, a product candidate that is in Phase 3 clinical trials in the U.S. for the treatment of Lambert-Eaton Myasthenic Syndrome. The Company was exploring strategic options for the Firdapse U.S. program, including the potential outlicense of rights in the U.S. In March 2012, the Company determined to suspend business development efforts. As a result, management evaluated its plans and expectations regarding clinical development and commercialization of Firdapse in the U.S. The revised discounted cash flow projections no longer supported the carrying-value of the IPR&D intangible assets and the Company recognized an impairment charge for the three months ended March 31, 2012. The impairment charge is included in Intangible Asset Amortization and Contingent Consideration on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012.

See Note 10 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information related to the Company’s intangible assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(7) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$13,191	$12,145
Work-in-process	69,943	75,903
Finished goods	40,930	42,070

Total inventory	$124,064	$130,118

Other current assets consisted of the following:

	March 31, 2012	December 31, 2011
Non-trade receivables	$6,827	$6,093
Prepaid expenses	12,107	7,551
Foreign currency exchange forward contract asset	2,743	4,705
Current deferred tax assets	21,115	21,115
Deferred cost of goods sold	6,419	0
Short-term restricted investments	1,085	0
Other	223	289

Total other current assets	$50,519	$39,753

See Note 10 for additional discussion regarding the fair value of restricted investments.

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$12,439	$12,239
Accrued accounts payable	26,977	23,849
Accrued vacation expense	7,696	6,530
Accrued compensation expense	13,013	17,619
Accrued taxes payable	399	713
Accrued interest expense	2,680	1,300
Accrued royalties payable	3,178	5,866
Accrued rebates payable	5,310	6,025
Other accrued operating expenses	13,267	9,259
Value added taxes payable	3,894	3,165
Current portion of contingent acquisition consideration payable	5,625	5,555
Other	1,881	2,005

Total accounts payable and accrued liabilities	$96,359	$94,125

Other long-term liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Long-term portion of deferred rent	$1,898	$950
Long-term portion of contingent acquisition consideration payable	27,808	33,059
Long-term portion of asset retirement obligation liability	3,035	2,991
Long-term portion of deferred compensation liability	8,771	8,768
Long-term income taxes payable	5,165	5,165
Deferred tax liabilities	32,698	35,127
Other	1,074	2,119

Total other long-term liabilities	$80,449	$88,179

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

At March 31, 2012, the Company had 141 forward foreign currency exchange contracts outstanding to sell a total of 80.6 million Euros and six forward foreign currency exchange contracts outstanding to buy 5.6 million Brazilian Reais with expiration dates ranging from April 30, 2012 through December 27, 2013. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme, Firdapse and Aldurazyme sales and operating expenses denominated in Brazilian Real. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in Brazilian Real related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2012, separate from the 147 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 27.6 million Euros that was not designated as a hedge for accounting purposes.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through December 2013. Over the next twelve months, the Company expects to reclassify $3.3 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

At March 31, 2012 and December 31, 2011, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives March 31, 2012		Liability Derivatives March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$2,743	Accounts payable and accrued liabilities	$208
Forward foreign currency exchange contracts	Other assets	530	Other long- term liabilities	354

Total		$3,273		$562

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$229

Total		$0		$229

Total value of derivative contracts		$3,273		$791

	Asset Derivatives December 31, 2011		Liability Derivatives December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$4,705	Accounts payable and accrued liabilities	$189
Forward foreign currency exchange contracts	Other assets	1,977	Other long- term liabilities	26

Total		$6,682		$215

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$5

Total		$0		$5

Total value of derivative contracts		$6,682		$220

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 was as follows:

	Foreign Currency Forward Contracts
	2012	2011
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(4,373)	$(5,837)
Net gain (loss) reclassified from accumulated OCI into income (2)	1,248	(120)
Net gain (loss) recognized in income (3)	481	325
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$(863)	$(1,808)

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

At March 31, 2012 and December 31, 2011, accumulated other comprehensive income/loss before taxes associated with foreign currency forward contracts qualifying for hedge accounting treatment was a gain of $3.5 million and $8.0 million, respectively.

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

March 31, 2012

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

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt, and in each of the three-month periods ended March 31, 2012 and 2011; the Company recognized amortization of expense of $0.2 million.

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

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of approximately $27 for the three months ended March 31, 2012, compared to $0.1 million for the three months ended March 31, 2011. The decrease in amortization expense for the three months ended March 31, 2012 was attributed to the conversion of $29.2 million in aggregate principal of the 2013 Notes in September 2011.

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

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Interest expense on the Company’s convertible debt for the three months ended March 31, 2012 was $1.7 million, compared to $1.9 million for the three months ended March 31, 2011. The decrease in interest expense related to the Company’s convertible debt for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was attributed to the conversion of $29.2 million in aggregate principal of the 2013 Notes in September 2011.

(10) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels at March 31, 2012 and December 31, 2011.

	Fair Value Measurements at March 31, 2012
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$33,689	$33,689	$0	$0
Money market instruments	48,897	0	48,897	0

Total cash and cash equivalents	$82,586	$33,689	$48,897	$0

Available-for-sale securities
Short-term
Certificates of deposit	$44,182	$0	$44,182	$0
Commercial paper	16,468	0	16,468	0
Corporate securities	81,173	0	81,173	0
U.S. Government agency securities	8,570	0	8,570	0
Long-term
Certificates of deposit	10,363	0	10,363	0
Corporate securities	22,604	0	22,604	0
U.S. Government agency securities	21,735	0	21,735	0
Greek government-issued bonds	49	0	49	0

Total available-for-sale securities	$205,144	$0	$205,144	$0

Restricted investments (1)	4,713		4,713
Nonqualified deferred compensation plan assets (2)	4,066	0	4,066	0
Forward foreign currency exchange contract asset (3)	3,273	0	3,273	0

Total assets	$299,782	$33,689	$266,093	$0

Liabilities:
Nonqualified deferred compensation plan liability (4)	$9,291	$5,225	$4,066	$0
Forward foreign currency exchange contract liability (3)	791	0	791	0
Contingent acquisition consideration payable (5)	33,433	0	0	33,433
Asset retirement obligation (6)	3,035	0	0	3,035

Total liabilities	$46,550	$5,225	$4,857	$36,468

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

	Fair Value Measurements at December 31, 2011
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$44,212	$44,212	$0	$0
Money market instruments	2,060	0	2,060	0

Total cash and cash equivalents	$46,272	$44,212	$2,060	$0

Available-for-sale securities
Short-term
Certificates of deposit	$38,564	$0	$38,564	$0
Commercial paper	24,721	0	24,721	0
Corporate securities	85,535	0	85,535	0
Long-term
Certificates of deposit	17,191	0	17,191	0
Corporate securities	44,112	0	44,112	0
U.S. Government agency securities	32,890	0	32,890	0
Greek government-issued bonds	192	0	192	0

Total available-for-sale securities	$243,205	$0	$243,205	$0

Nonqualified deferred compensation plan assets (2)	3,505	0	3,505	0
Forward foreign currency exchange contract asset (3)	6,682	0	6,682	0

Total assets	$299,664	$44,212	$255,452	$0

Liabilities:
Nonqualified deferred compensation plan liability (4)	$9,450	$5,945	$3,505	$0
Forward foreign currency exchange contract liability (3)	220	0	220	0
Contingent acquisition consideration payable (5)	38,614	0	0	38,614
Asset retirement obligation (6)	2,991	0	0	2,991

Total liabilities	$51,275	$5,945	$3,725	$41,605

(1)	At March 31, 2012, 77% and 23% of the restricted investments were included in other assets and other current assets, respectively. The restricted investments secure the Company’s irrevocable standby letter of credit obtained in connection with the Company’s new corporate facility lease agreements. See Note 26 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.
(2)	At March 31, 2012 and December 31, 2011, 98% and 96%, respectively, of the nonqualified deferred compensation plan assets balance were included in other assets and the remainder of the balance was included in other current assets on the Company’s Condensed Consolidated Balance Sheets.
(3)	See Note 8 for further information regarding the Company’s derivative instruments.
(4)	At March 31, 2012 and December 31, 2011, 94% and 93%, respectively, of the nonqualified deferred compensation plan liability balance was included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
(5)	At March 31, 2012 and December 31, 2011, 83% and 86%, respectively, of the contingent acquisition consideration payable was included in other long-term liabilities and 17% and 14%, respectively, was included in accounts payable and accrued liabilities.
(6)	At March 31, 2012 and December 31, 2011, the asset retirement obligation liability was included in other long-term liabilities.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its Greek government-issued bonds as level 2 on March 31, 2012 and December 31, 2011. See Note 4 for further information regarding the Company’s financial instruments.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from the revision of key assumptions, will be recorded in intangible asset amortization and contingent consideration on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the three months ended March 31, 2012, the fair value of the contingent acquisition consideration payable decreased by $5.2 million due to changes in estimated probability and assumed timing of achievement of certain milestones. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include assumed probabilities, timing of when a milestone may be attained and assumed discount periods and rates.

See Notes 5, 6 and 7, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion related to business acquisitions and contingent acquisition consideration payable.

(11) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2006 Share Incentive Plan, as amended and restated on March 22, 2010 (2006 Share Incentive Plan) and the Employee Stock Purchase Plan (ESPP). These plans are administered by the Compensation Committee of the Company’s Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 18 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of March 31, 2012. The expected volatility of stock options is based upon proportionate weightings of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2006 Share Incentive Plan were as follows:

	Three Months Ended March 31,
Stock Option Valuation Assumptions	2012	2011
Expected volatility	46%	50%
Dividend yield	0.0%	0.0%
Expected life	6.5 years	6.3 years
Risk-free interest rate	1.1%	2.7%

During the three months ended March 31, 2012, the Company granted 0.2 million options with a weighted average option value of $16.68 per option.

The Company did not grant any new stock purchase rights under the ESPP during the three months ended March 31, 2012.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2012, the Company granted 5,000 RSUs with a weighted average fair market value of $36.74 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

On June 1, 2011, pursuant to the Board of Directors approval, the Company granted RSU awards under the 2006 Share Incentive Plan to certain executive officers that provide for a base award of 875,000 RSUs (Base RSUs), with a grant date fair value of $32.61. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. Accordingly, because the Company’s management has not yet determined the goals are probable of achievement as of March 31, 2012, no compensation expense has been recognized for these awards for the three months ended March 31, 2012.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2012	2011
Cost of sales	$873	$1,402
Research and development	4,695	3,674
Selling, general and administrative	5,566	5,304

Total stock-based compensation expense	$11,134	$10,380

Stock-based compensation of $0.9 million and $1.2 million was capitalized into inventory, for the three months ended March 31, 2012 and 2011, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

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

The following table sets forth the computation of basic and diluted earnings/loss per common share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss, basic	$(23,972)	$(4,371)
Gain on Company stock held by the Nonqualified Deferred Compensation Plan	0	(156)

Net loss, diluted	$(23,972)	$(4,527)

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	115,070	110,652
Effect of dilutive securities:
Common stock held by the Nonqualified Deferred Compensation Plan	0	91

Fully diluted weighted-average shares	115,070	110,743

Basic loss per common share	$(0.21)	$(0.04)
Diluted loss per common share	$(0.21)	$(0.04)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	15,537	14,870
Common stock issuable under convertible debt	17,371	19,130
Unvested restricted stock units	1,425	416
Potentially issuable common stock for ESPP purchases	308	371
Common stock held by the Nonqualified Deferred Compensation Plan	153	0

Total	34,794	34,787

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(13) REVENUE AND CREDIT CONCENTRATIONS

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

The table below summarizes net product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the Company’s transactions are with Genzyme whose headquarters are located in the U.S.

	Three Months Ended March 31,
	2012	2011
Region:
United States	43%	47%
Europe	25%	25%
Latin America	18%	13%
Rest of World	14%	15%

Total net product revenue	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s three largest customers.

	Three Months Ended March 31,
	2012	2011
Customer A	15%	18%
Customer B (1)	10%	17%
Customer C	16%	12%

Total	41%	47%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on world wide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at March 31, 2012 and December 31, 2011 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 40% and 13% of the March 31, 2012 accounts receivable balance, compared to December 31, 2011 when the two largest customers accounted for 49% and 14% of the accounts receivable balance. As of March 31, 2012 and December 31, 2011, accounts receivable for the Company’s largest customer balance included $24.3 million and $31.0 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal and Greece are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries, may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For the three months ended March 31, 2012, approximately 3.8% of the Company’s net product revenues were from these countries and approximately 12% of the Company’s outstanding accounts receivable at March 31, 2012 related to such countries.

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal and Greece as of March 31, 2012, the number of days past due and the total allowance for doubtful accounts related to each of these countries at March 31, 2012.

	Days Past Due
	< 180 Days	180 -360 Days	> 360 Days	Total Amount Past Due	Allowance for Doubtful Accounts
Italy	$0	$0	$0	$0	$0
Spain	2,340	2,299	0	4,639	0
Portugal	0	0	0	0	0
Greece	49	127	468	644	471

Total	$2,389	$2,426	$468	$5,283	$471

The Company has not historically experienced a significant level of uncollected receivables and has received continued payments from its more aged accounts. The Company believes that the allowances for doubtful accounts related to these countries is adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries.

(14) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $357.0 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Security and Exchanges Commission (SEC) on February 22, 2012, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2012	2011
Total net product revenues	$116.2	$109.1
Cost of sales	17.1	20.8
Research and development expense	73.8	45.0
Selling, general and administrative expense	45.2	41.0
Provision for income taxes	0	4.8
Net loss	(24.0)	(4.4)
Stock-based compensation expense	11.1	10.4

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Our approved products are Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI) a debilitiating life-threatening genetic disease for which no other drug treatment currently exists and is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three months ended March 31, 2012, totaled $68.6 million, compared to $60.6 million for the three months ended March 31, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Kuvan, was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and in the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the three months ended March 31, 2012 totaled $32.0 million, compared to $26.7 million for the three months ended March 31, 2011.

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the three months ended March 31, 2012 totaled $3.6 million, compared to $3.1 million for the three months ended March 31, 2011. We also continue to develop Firdapse for the possible treatment of LEMS in the U.S. and initiated a Phase 3 clinical trial in the second quarter of 2011. We continue exploring options with the Firdapse program, including the potential outlicense of certain rights in the U.S. or elsewhere.

Aldurazyme (laronidase), which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S., the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three months ended March 31, 2012 totaled $12.0 million, compared to $18.7 million for the three months ended March 31, 2011.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	GALNS, an enzyme replacement therapy for the treatment of mucopolysaccharidosis Type IV or Morquio Syndrome Type A, a lysosomal storage disorder;

•	PEG-PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN-673, an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers;

•	BMN-111, a peptide therapeutic for the treatment of achondroplasia, a disorder of bone growth; and

•	Firdapse, for the treatment of LEMS in the U.S.

We are conducting preclinical development of several other product candidates for genetic and other metabolic diseases, including BMN-190 for late infantile neuronal ceroid lipofuscinosis, a form of Batten disease.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Intangible asset amortization and contingent consideration includes amortization expense related to our finite-lived intangible assets associated with marketing rights in the EU for Firdapse, impairment losses on intangible assets and changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in assumed probability adjustments, changes in assumed timing of when a milestone may be achieved and changes in assumed discount periods and rates.

Our cash, cash equivalents, short-term investments and long-term investments totaled $287.7 million as of March 31, 2012, compared to $289.5 million as of December 31, 2011. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the remainder of 2012, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

Recent Accounting Pronouncements

See Note 3 of our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2012 was $24.0 million, compared to net loss of $4.4 million for the three months ended March 31, 2011. The change in net loss was primarily a result of the following (in millions):

Net loss for the period ended March 31, 2011	$(4.4)
Increased gross profit from product sales	10.9
Increased research and development expense	(28.8)
Increased selling, general and administrative expense	(4.2)
Decreased intangible asset amortization and contingent consideration expense	4.7
Impairment loss on intangible assets	(6.7)
Decreased income tax expense	4.8
Other individually insignificant fluctuations	(0.3)

Net loss for the period ended March 31, 2012	$(24.0)

The increase in gross profit from product sales during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 was primarily a result of additional Naglazyme patients initiating therapy and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased development expenses for our GALNS, PEG-PAL, Firdapse, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs and the continued international expansion of Naglazyme.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Naglazyme	$68.6	$60.6	$8.0
Kuvan	32.0	26.7	5.3
Firdapse	3.6	3.1	0.5
Aldurazyme	12.0	18.7	(6.7)

Total net product revenues	$116.2	$109.1	$7.1

Net product revenues and related gross profit attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Aldurazyme revenue reported by Genzyme	$45.9	$42.8	$3.1

Royalties due from Genzyme	$18.4	$16.9	$1.5
Incremental (previously recognized) Aldurazyme product transfer revenue	(6.4)	1.8	(8.2)

Total Aldurazyme net product revenues	$12.0	$18.7	$(6.7)

Gross profit	$11.1	$13.4	$(2.3)

Naglazyme net product revenues for the three months ended March 31, 2012 totaled $68.6 million, of which $60.0 million was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $0.2 million for the three months ended March 31, 2012. Gross profit from Naglazyme sales for the three months ended March 31, 2012 was $58.8 million, representing gross margins of 86%. Gross profit from Naglazyme sales for the three months ended March 31, 2011 was $50.4 million representing gross margins of 83%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The increased Naglazyme gross margins for the three months ended March 31, 2012 were consistent with expectations during the three months ended March 31, 2012 as a result of our purchase of the Naglazyme royalty rights from SA Pathology in November 2011. Prior to the purchase, we licensed the intellectual property from SA Pathology and paid it a five percent royalty on net sales of Naglazyme. For additional discussion of the transaction see Note 10 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net product revenue for Kuvan for the three months ended March 31, 2012 was $32.0 million, compared to $26.7 million for the three months ended March 31, 2011. Gross profit from Kuvan for the three months ended March 31, 2012 was $26.2 million representing gross margins of 82%, compared to the three months ended March 31, 2011 when gross profit totaled $21.9 million representing gross margins of 82%. Cost of goods sold for the three months ended March 31, 2012 and 2011 reflect royalties paid to third parties of 10%. During the three months ended March 31, 2012, we earned $0.5 million in royalties from Merck Serono on their net sales of $11.9 million, compared to the three months ended March 31, 2011 when we earned $0.3 million in royalties from Merck Serono on their net sales of $8.3 million. Kuvan gross margins for the three months ended March 31, 2012 were consistent with expectations and are not expected to fluctuate significantly in the future.

Net product revenue for Firdapse during the three months ended March 31, 2012 was $3.6 million, compared to $3.1 million for the three months ended March 31, 2011. Gross profit from Firdapse for the three months ended March 31, 2012 was $3.0 million representing gross margins of 82% compared to the three months ended March 31, 2011 when gross profit was $2.6 million representing gross margins of 82%. Cost of goods sold for the periods presented reflect royalties paid to third parties of approximately 8%.

During the three months ended March 31, 2012, Aldurazyme gross margins were 93%, compared to the three months ended March 31, 2011 when gross margins were 72%. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the three months ended March 31, 2012 was $17.1 million, compared to $20.8 million for the three months ended March 31, 2011. The decrease in cost of sales was primarily attributed to the elimination of third party royalty fees paid to SA Pathology on net sales of Naglazyme offset by amortization of the acquired intellectual property and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues. Additionaly, Aldurazyme cost of goods sold during the three months ended March 31, 2012 included a $0.8 million write-off of finished goods inventory.

Research and Development

Research and development expense increased to $73.8 million for the three months ended March 31, 2012, from $45.0 million for the three months ended March 31, 2011. The change in research and development expense was primarily a result of the following (in millions):

Research and development expense for the period ended March 31, 2011	$45.0
Increased GALNS for MPS IV A development expenses	13.7
Increased BMN-701 development expenses	4.6
Increased PEG-PAL development expenses	2.6
Increased BMN-111 development expenses	2.2
Increased BMN-190 development expenses	1.0
Increased development expense related to commercial products	0.9
Increased BMN-673 development expenses	0.7
Decreased development expenses on early development stage programs	(0.5)
Increased stock-based compensation expense related to research and development	1.0
Increase in non-allocated research and development expenses and other net changes	2.6

Research and development expense for the period ended March 31, 2012	$73.8

The increase in GALNS development expenses was attributed to increased clinical and manufacturing activities related to the product candidate. We expect that our GALNS manufacturing activities will be substantially completed by July 2012, resulting in lower GALNS development spend in the second half of 2012. The increase in PEG-PAL, BMN-673 and BMN-701 development expense was attributed to increased clinical trial activities related to these product candidates. The increase in BMN-190 development expense was attributed to increased pre-clinical activities related to this product candidate. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increases research and development personnel costs that are not allocated to specific programs. We expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our approved products and spending on our GALNS, PEG-PAL, Firdapse, BMN-673, BMN-701, BMN-111 and BMN-190 programs and our other product candidates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

Selling, general and administrative expense increased to $45.2 million for the three months ended March 31, 2012, from $41.0 million for the three months ended March 31, 2011. The change in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative expense for the period ended March 31, 2011	$41.0
Net increase in corporate overhead and other administrative expenses	3.8
Increased sales and marketing expenses related to commercial products	1.0
Absence of bad debt expense	(0.9)
Increased stock-based compensation expense	0.3

Selling, general and administrative expense for the period ended March 31, 2012	$45.2

We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively, and spending related to the European commercialization of Firdapse. The increase in corporate overhead and other administrative costs was primarily comprised of increased employee related costs, legal costs, accounting costs and facility costs. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the U.S. commercialization activities for Kuvan and the administrative support of our operations.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense is comprised of amortization of the European marketing rights for Firdapse, changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses and impairment loss on intangible assets. Changes in the fair value of contingent acquisition consideration payable results from updates to the assumed probability of achievement or timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Amortization of Firdapse European marketing rights	$0.8	$0.8	$0
Impairment loss on intangible assets	6.7	0	6.7
Changes in the fair value of contingent acquisition consideration payable	(5.2)	(0.5)	(4.7)

Total intangible asset amortization and contingent consideration	$2.3	$0.3	$2.0

During the three months ended March 31, 2012, we recorded an impairment charge of $6.7 million related to certain Firdapse in-process research and development (IPR&D) assets. These IPR&D assets are associated with marketing rights for Firdapse in the U.S., a product candidate that is in Phase 3 clinical trials for the treatment of LEMS in the U.S. We were exploring strategic options for the Firdapse U.S. program, including the potential outlicense of rights in the U.S. In March 2012, we determined to suspend business development efforts. As a result, our management evaluated its plans and expectations regarding clinical development and commercialization of Firdapse in the U.S. The revised discounted cash flow projections no longer supported the carrying-value of the IPR&D intangible assets and we recognized an impairment charge for the three months ended March 31, 2012. The change in the contingent consideration amount was due to changes in the fair value of contingent acquisition consideration payable resulting from changes in estimated probability and the estimated timing of when certain milestones may be achieved.

For additional discussion see Note 6 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

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

Equity in the loss of the joint venture totaled $0.7 million for the three months ended March 31, 2012, compared to $0.5 million for the three months ended March 31, 2011.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.5 million for the three months ended March 31, 2012, compared to $0.8 million for the three months ended March 31, 2011. The reduced interest income during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 was due to decreased levels of cash and investments and lower market interest rates. We expect that interest income will continue to decline during the remainder of 2012 as compared to 2011 due to lower cash and investment balances and reduced interest yields.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt. Interest expense for the three months ended March 31, 2012 was $1.9 million, compared to $2.2 million for the three months ended March 31, 2011. The decrease in interest expense was attributed to the early conversion of $29.2 million in aggregate principal of our 2013 Notes in September 2011. We expect interest expense for the remainder of 2012 and the first quarter of 2013 to be $1.7 million per quarter based on the amount of our outstanding debt at March 31, 2012. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.

Provision for (Benefit from) Income Taxes

During the three months ended March 31, 2012 we recognized income tax benefit of $34,000, compared to income tax expense of $4.8 million during the three months ended March 31, 2011. The provision for income taxes for the three months ended March 31, 2012 and 2011 consisted of federal, foreign and state current tax expense and deferred tax expense related to the utilization of our federal net operating loss carryforwards and a portion of our credit carryforwards. Our overall tax expense is significantly reduced by deferred tax benefits from the federal orphan drug credit. The current period provision was further reduced by the benefit related to stock option exercises during the three months ended March 31, 2012. See Note 22 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion of the components of income tax expense.

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. During the remainder of 2012, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our financial condition as of March 31, 2012 and December 31, 2011 was as follows (in millions):

	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$82.6	$46.3	$36.3
Short-term investments	150.4	148.8	1.6
Long-term investments	54.7	94.4	(39.7)

Cash, cash equivalents and investments	$287.7	$289.5	$(1.8)

Current assets	$513.4	$469.8	$43.6
Current liabilities	119.8	94.1	25.7

Working capital	$393.6	$375.7	$17.9

Convertible debt	$348.3	$348.3	$0

Our cash flows for each of the months ended March 31, 2012 and 2011 is summarized as follows (in millions):

	2012	2011	Change
Cash and cash equivalents at the beginning of the period	$46.3	$88.1	$(41.8)
Net cash used in operating activities	(7.2)	(3.5)	(3.7)
Net cash provided by investing activities	30.1	3.0	27.1
Net cash provided by financing activities	13.4	3.2	10.2

Cash and cash equivalents at the end of the period	$82.6	$90.8	$(8.2)
Short-term and long-term investments	205.1	303.1	(98.0)

Cash, cash equivalents and investments	$287.7	$393.9	$(106.2)

Working Capital

Working capital was $393.6 million at March 31, 2012, an increase of $17.9 million from working capital of $375.7 million at December 31, 2011. The increase was primarily attributed increases of $37.9 million in cash, cash equivalents and short-term investments and $10.8 million in other current assets, offset by a decrease in inventory of $6.1 million and the classification of the 2013 Notes as a current liability from long-term convertible debt based on their maturity in March 2013.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, Spain, Italy and Portugal are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries is adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of March 31, 2012, approximately 12% of our outstanding accounts receivable relate to such countries. See Note 13 of our accompanying Condensed Consolidated Financial Statements for additional discussion.

Cash Used in Operating Activities

Cash used in operating activities was $7.2 million for the three months ended March 31, 2012, compared to cash used in operating activities of $3.5 million for the three months ended March 31, 2011. The increase in cash used in operating activities was primarily related to increased research and development expense that drove our increased net loss of $24.0 million, adjusted for non-cash items such as $10.6 million of depreciation and amortization expenses, $11.2 million of stock-based compensation expense, $6.7 million of impairment loss on intangible assets, $5.2 million decrease in the fair value of contingent acquisition consideration payable and $1.9 million of unrealized foreign exchange gain on forward foreign currency exchange contracts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $30.1 million, compared to net cash provided by investing activities of $3.0 million for the three months ended March 31, 2011. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures and cash paid for net assets acquired in business combinations. The increase in net cash provided by investing activities for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to increased net settlements of investment securities of $27.7 million.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $13.4 million, compared to net cash provided by financing activities of $3.2 million for the three months ended March 31, 2011. Our financing activities primarily include payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the ESPP and stock option exercises. The increase in net cash provided by financing activities during the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was primarily comprised of proceeds from stock option exercises and ESPP contributions. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Other Information

In March 2006, we sold approximately $172.5 million of the 2013 Notes of which $23.5 million remains outstanding at March 31, 2012. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt does not contain a call provision included and we are unable to unilaterally redeem the remaining debt prior to maturity in 2013. The remaining $23.5 million of the 2013 Notes is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the remaining debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. See Note 9 to our accompanying Condensed Consolidated Financial Statements for additional discussion. Our $348.3 million of total convertible debt as of March 31, 2012 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

On February 10, 2010, we acquired LEAD, which had the key compound now referred to as BMN-673, for a total purchase price of $39.1 million, of which $18.6 million was paid in cash and $20.5 million represented the acquisition date fair value of contingent acquisition consideration payable. We paid $3.0 million of the $18.6 million in cash during December 2009. In connection with the acquisition, we agreed to pay the LEAD stockholders additional consideration in future periods of up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. In December 2010, the Medicines and Healthcare Products Regulatory Agency the United Kingdom issued a notice of acceptance for BMN-673 triggering the payment of an $11.0 million regulatory milestone to the former LEAD stockholders.

On August 17, 2010, we acquired ZyStor, which had the compound now referred to as BMN-701, for a total purchase price of $35.9 million, of which $20.3 million was paid in cash, $2.0 million was held back and $15.6 million represented the acquisition date fair value of contingent acquisition consideration payable. The purpose of the holdback of the purchase price was to satisfy any obligations of the former ZyStor stockholders to pay any indemnification claims to BioMarin. During 2011, we recorded a reduction to goodwill of $1.5 million related to the retention of a portion of the $2.0 million held back at closing. The remainder of the holdback was released to the former ZyStor stockholders in the fourth quarter of 2011. In connection with the acquisition, we agreed to pay ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three months ended March 31, 2012 and 2011 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended March 31,		Since Program Inception
	2012	2011
Naglazyme	$2.6	$2.3	$155.0
Kuvan	3.3	2.6	130.0
Firdapse	2.1	2.5	22.4
GALNS for MPS IV A	24.7	11.0	139.5
BMN-673	2.4	1.7	18.1
BMN-701	6.9	2.3	26.9
BMN-111	3.7	1.5	19.6
BMN-190	1.2	0.2	7.8
PEG-PAL	8.8	6.2	95.3
Not allocated to specific major current projects	18.1	14.7	425.5

Totals	$73.8	$45.0	$1,040.1

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors included in such Annual Report on Form 10-K:

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

We are also subject to contingent payments related to various development activities totaling approximately $357.0 million, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2012 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

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

(b) Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

As of March 31, 2012, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Lease Agreement entered into on January 6, 2012 between BioMarin Pharmaceutical Inc. and SR Corporate Center Phase Two, LLC for 770 Lindaro Street, San Rafael, California, previously filed with the Commission on February 22, 2012 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.2	Lease Agreement entered into on January 6, 2012 between BioMarin Pharmaceutical Inc. and SR Corporate Center Phase Two, LLC for 790 Lindaro Street, San Rafael, California, previously filed with the Commission on February 22, 2012 as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.3	Severance Agreement and Release of All Claims with Jeffrey H. Cooper, dated February 21, 2012, previously filed with the SEC on February 22, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: April 30, 2012	By	/S/ JEFFREY H. COOPER
Jeffrey H. Cooper, Senior Vice President, Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

10.1	Lease Agreement entered into on January 6, 2012 between BioMarin Pharmaceutical Inc. and SR Corporate Center Phase Two, LLC for 770 Lindaro Street, San Rafael, California, previously filed with the Commission on February 22, 2012 as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.2	Lease Agreement entered into on January 6, 2012 between BioMarin Pharmaceutical Inc. and SR Corporate Center Phase Two, LLC for 790 Lindaro Street, San Rafael, California, previously filed with the Commission on February 22, 2012 as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

10.3	Severance Agreement and Release of All Claims with Jeffrey H. Cooper, dated February 21, 2012, previously filed with the SEC on February 22, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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