Form 10-Q
period 2012-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2012-08-02
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,555,244 shares of common stock, par value $0.001, outstanding as of July 13, 2012.

BIOMARIN PHARMACEUTICAL INC.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(In thousands of U.S. dollars, except share and per share amounts)

	June 30, 2012	December 31, 2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,757	$46,272
Short-term investments	224,829	148,820
Accounts receivable, net (allowance for doubtful accounts: $471 and $513, respectively)	100,750	104,839
Inventory	120,125	130,118
Other current assets	58,073	39,753

Total current assets	681,534	469,802
Investment in BioMarin/Genzyme LLC	1,185	559
Long-term investments	121,970	94,385
Property, plant and equipment, net	267,374	268,971
Intangible assets, net	168,267	180,277
Goodwill	51,543	51,543
Long-term deferred tax assets	220,593	222,649
Other assets	20,061	15,495

Total assets	$1,532,527	$1,303,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$96,557	$94,125
Convertible debt	23,440	0

Total current liabilities	119,997	94,125
Long-term convertible debt	324,865	348,329
Other long-term liabilities	87,239	88,179

Total liabilities	532,101	530,633

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2012 and December 31, 2011: 123,235,882 and 114,789,732 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	123	115
Additional paid-in capital	1,483,336	1,197,082
Company common stock held by Nonqualified Deferred Compensation Plan	(6,604)	(3,935)
Accumulated other comprehensive income	4,650	4,887
Accumulated deficit	(481,079)	(425,101)

Total stockholders’ equity	1,000,426	773,048

Total liabilities and stockholders’ equity	$1,532,527	$1,303,681

(1)	December 31, 2011 balances were derived from the audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2012 and 2011

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Net product revenues	$122,991	$109,616	$239,230	$218,692
Collaborative agreement revenues	423	153	519	278
Royalty and license revenues	605	862	919	1,117

Total revenues	124,019	110,631	240,668	220,087
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	23,574	19,263	40,679	40,059
Research and development	77,812	52,909	151,646	97,889
Selling, general and administrative	51,539	41,015	96,787	82,089
Intangible asset amortization and contingent consideration	2,048	(3,324)	4,376	(3,012)

Total operating expenses	154,973	109,863	293,488	217,025

INCOME (LOSS) FROM OPERATIONS	(30,954)	768	(52,820)	3,062
Equity in the income (loss) of BioMarin/Genzyme LLC	102	(667)	(632)	(1,209)
Interest income	536	798	1,041	1,580
Interest expense	(1,925)	(2,201)	(3,872)	(4,364)
Other income (expense)	(176)	129	(140)	151

INCOME (LOSS) BEFORE INCOME TAXES	(32,417)	(1,173)	(56,423)	(780)
Provision for (benefit from) income taxes	(411)	3,904	(445)	8,668

NET LOSS	$(32,006)	$(5,077)	$(55,978)	$(9,448)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.27)	$(0.05)	$(0.48)	$(0.09)

Weighted average common shares outstanding, basic and diluted	117,912	111,114	116,496	110,884

COMPREHENSIVE LOSS	$(29,868)	$(5,213)	$(56,215)	$(15,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June, 2012 and 2011

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,978)	$(9,448)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,771	17,116
Amortization of discount on investments	1,738	2,053
Equity in the loss of BioMarin/Genzyme LLC	632	1,209
Stock-based compensation	23,424	20,937
Deferred income taxes	143	6,993
Excess tax benefit from stock option exercises	(84)	(28)
Impairment of intangible assets	6,707	0
Unrealized foreign exchange (gain) loss on forward contracts	(2,340)	2,117
Changes in the fair value of contingent acquisition consideration payable	(3,942)	(4,624)
Changes in operating assets and liabilities:
Accounts receivable, net	4,089	(20,030)
Inventory	9,993	(2,601)
Other current assets	(14,176)	(3,258)
Other assets	(6,235)	1,749
Accounts payable and accrued liabilities	1,432	(2,687)
Other long-term liabilities	4,235	569

Net cash (used in) provided by operating activities	(8,591)	10,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,663)	(8,151)
Maturities and sales of investments	107,047	145,639
Purchase of available-for-sale investments	(212,471)	(132,565)
Investments in BioMarin/Genzyme LLC	(1,258)	(1,248)

Net cash (used in) provided by investing activities	(122,345)	3,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	27,286	11,578
Proceeds from public offering of common stock, net	235,444	0
Excess tax benefit from stock option exercises	84	28
Repayment of capital lease obligations	(393)	(471)

Net cash provided by financing activities	262,421	11,135

NET INCREASE IN CASH AND CASH EQUIVALENTS	131,485	24,877
Cash and cash equivalents:
Beginning of period	$46,272	$88,079

End of period	$177,757	$112,956

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$3,367	$3,683
Cash paid for income taxes	4,914	2,298
Stock-based compensation capitalized into inventory	1,861	2,479
Depreciation capitalized into inventory	2,275	2,002
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued liabilities related to fixed assets	$1,170	$1,896
Equipment acquired through capital leases	0	366
Change in asset retirement obligation	366	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Through June 30, 2012, the Company had accumulated losses of approximately $481.1 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at June 30, 2012 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance or potential significance to the Company.

(4) STOCKHOLDERS’ EQUITY

In June 2012, the Company sold 6,500,000 shares of its common stock at a price of $36.28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. The Company received cash proceeds of approximately $235.4 million from this public offering.

On May 30, 2012, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Rights Agreement, dated February 27, 2009, between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC) as Rights Agent (the Rights Agreement). The Amendment accelerated the final expiration date of the Company’s preferred share purchase rights (the Rights) under the Rights Agreement from September 23, 2012 to May 30, 2012. As a result, each outstanding share of the Company’s common stock is no longer accompanied by a Right. The holders of common stock were not entitled to any payment as a result of the expiration of the Rights Agreement and the Rights issued thereunder.

See Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information related to the Company’s equity plans.

(5) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at June 30, 2012 and December 31, 2011. The principal amounts of short-term and long-term investments by contractual maturity as of June 30, 2012 and December 31, 2011, are summarized in the tables below:

	Contractual Maturity Date for the Years Ending June 30,
	2012	2013	2014	2015	Total Book Value at June 30, 2012	Unrealized Gain (Loss)	Aggregate Fair Value at June 30, 2012
Certificates of deposit	$24,112	$28,322	$3,027	$0	$55,461	$25	$55,486
Commercial paper	24,717	24,643	0	0	49,360	(33)	49,327
Corporate notes	21,973	66,724	1,015	3,447	93,159	(67)	93,092
Corporate securities	24,661	59,826	16,652	5,000	106,139	53	106,192
U.S. Government agency securities	0	11,396	13,366	17,907	42,669	(1)	42,668
Greek government-issued bonds	0	0	0	34	34	0	34

Total	$95,463	$190,911	$34,060	$26,388	$346,822	$(23)	$346,799

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

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

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of June 30, 2012. The investments are held in accounts with financial institutions that have strong credit ratings and management expects full recovery of the carrying amounts.

See Note 11 for additional discussion regarding the Greek government-issued bonds held by the Company.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of June 30, 2012 and December 31, 2011 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at June 30, 2012
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$7,937	$(1)	$2,168	$0	$10,105	$(1)
Commercial paper	31,874	(38)	0	0	31,874	(38)
Corporate notes	24,600	(29)	33,502	(84)	58,102	(113)
Corporate securities	22,446	(41)	30,343	(95)	52,789	(136)
U.S. Government agency securities	0	0	16,850	(12)	16,850	(12)

Total	$86,857	$(109)	$82,863	$(191)	$169,720	$(300)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at December 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$7,489	$0	$8,118	$(5)	$15,607	$(5)
Commercial paper	7,474	(12)	0	0	7,474	(12)
Corporate securities	26,840	(184)	9,571	(29)	36,411	(213)
U.S. Government agency securities	0	0	11,252	(1)	11,252	(1)

Total	$41,803	$(196)	$28,941	$(35)	$70,744	$(231)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30, 2012	December 31, 2011
Leasehold improvements	$50,129	$49,456
Building and improvements	143,018	141,484
Manufacturing and laboratory equipment	75,293	72,039
Computer hardware and software	51,108	48,566
Furniture and equipment	7,864	7,679
Land	10,056	10,056
Construction-in-progress	61,638	55,436

	399,106	384,716
Less: Accumulated depreciation	(131,732)	(115,745)

Total property, plant and equipment, net	$267,374	$268,971

Depreciation expense for the three and six months ended June 30, 2012 was $8.4 million and $16.8 million, respectively, of which $1.2 million and $2.3 million was capitalized into inventory, respectively. Depreciation expense for the three and six months ended June 30, 2011 was $7.4 million and $14.7 million, respectively, of which $1.0 million and $2.0 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three and six months ended June 30, 2012 and 2011 was insignificant.

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
Intangible assets:
Finite-lived intangible assets	$118,242	$118,242
Indefinite-lived intangible assets	63,689	70,396

Total intangible assets, gross	181,931	188,638
Less: Accumulated amortization	(13,664)	(8,361)

Total intangible assets, net	$168,267	$180,277

Finite-Lived Intangible Assets

Finite-lived intangible assets consist of marketing rights in the U.S. and EU for Naglazyme, Kuvan and Firdapse, which are being amortized over their estimated useful lives using the straight-line method. The Company reviews these finite-lived intangible assets for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (IPR&D) assets related to both early and late stage product candidates purchased in the acquisitions of Huxley Pharmaceuticals Inc. (Huxley), LEAD Therapeutics, Inc. (LEAD) and ZyStor Therapeutics, Inc. (ZyStor).

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. During the first quarter of 2012, the Company recorded an impairment charge of $6.7 million related to certain Firdapse IPR&D assets. These IPR&D assets were associated with marketing rights in the U.S.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company was exploring strategic options for the Firdapse U.S. program, including the potential outlicense of rights in the U.S. In March 2012, the Company determined to suspend business development efforts. As a result, management evaluated its plans and expectations regarding clinical development and commercialization of Firdapse in the U.S. The revised discounted cash flow projections no longer supported the carrying-value of the IPR&D intangible assets and the Company recognized an impairment charge during the first quarter of 2012. The impairment charge is included in Intangible Asset Amortization and Contingent Consideration on the Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2012.

See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information related to the Company’s intangible assets.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$12,809	$12,145
Work-in-process	62,648	75,903
Finished goods	44,668	42,070

Total inventory	$120,125	$130,118

Other current assets consisted of the following:

	June 30, 2012	December 31, 2011
Non-trade receivables	$9,777	$6,093
Prepaid expenses	14,869	7,551
Foreign currency exchange forward contract asset	6,178	4,705
Current deferred tax assets	21,115	21,115
Deferred cost of goods sold	3,222	0
Short-term restricted investments	2,105	0
Other	807	289

Total other current assets	$58,073	$39,753

See Note 11 for additional discussion regarding the fair value of restricted investments and foreign currency exchange contracts.

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accounts payable	$12,501	$12,239
Accrued accounts payable	32,449	23,849
Accrued vacation expense	8,235	6,530
Accrued compensation expense	13,960	17,619
Accrued taxes payable	0	713
Accrued interest expense	1,303	1,300
Accrued royalties payable	3,890	5,866
Accrued rebates payable	6,005	6,025
Other accrued operating expenses	7,350	9,259
Value added taxes payable	1,442	3,165
Current portion of contingent acquisition consideration payable	5,892	5,555
Current portion of deferred rent	1,112	342
Other	2,418	1,663

Total accounts payable and accrued liabilities	$96,557	$94,125

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Other long-term liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Long-term portion of deferred rent	$4,210	$950
Long-term portion of contingent acquisition consideration payable	28,781	33,059
Long-term portion of asset retirement obligation liability	3,357	2,991
Long-term portion of deferred compensation liability	12,336	8,768
Long-term income taxes payable	5,165	5,165
Deferred tax liabilities	32,698	35,127
Other	692	2,119

Total other long-term liabilities	$87,239	$88,179

(9) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

At June 30, 2012, the Company had 151 forward foreign currency exchange contracts outstanding to sell a total of 83.1 million Euros and 11 forward foreign currency exchange contracts outstanding to buy 12.4 million Brazilian Reais with expiration dates ranging from July 31, 2012 through May 2014. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme, Firdapse and Aldurazyme sales and operating expenses denominated in Brazilian Real. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in Brazilian Real related to changes in the foreign currency exchange rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2012, separate from the 162 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 33.2 million Euros that was not designated as a hedge for accounting purposes that matured in July 2012.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through May 2014. Over the next twelve months, the Company expects to reclassify $6.5 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

At June 30, 2012 and December 31, 2011, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives June 30, 2012		Liability Derivatives June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$6,178	Accounts payable and accrued liabilities	$331
Forward foreign currency exchange contracts	Other assets	870	Other long- term liabilities	111

Total		$7,048		$442

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$538

Total		0		538

Total value of derivative contracts		$7,048		$980

	Asset Derivatives December 31, 2011		Liability Derivatives December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$4,705	Accounts payable and accrued liabilities	$189
Forward foreign currency exchange contracts	Other assets	1,977	Other long- term liabilities	26

Total		$6,682		$215

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$5

Total		0		5

Total value of derivative contracts		$6,682		$220

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$3,714	$(372)	$(659)	$(6,208)
Net gain (loss) reclassified from accumulated OCI into income (2)	1,306	(1,994)	2,555	(2,114)
Net gain (loss) recognized in income (3)	54	(177)	535	148
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$1,913	$(923)	$1,050	$(2,731)

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue and selling, general and administrative expense
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

At June 30, 2012 and December 31, 2011, accumulated other comprehensive income/loss before taxes associated with foreign currency forward contracts qualifying for hedge accounting treatment was a gain of $7.2 million and $8.0 million, respectively.

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

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt, and in each of the three-month and six-month periods ended June 30, 2012 and 2011 the Company recognized amortization of expense of $0.2 million and $0.4 million, respectively.

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

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of approximately $27 and $54 for the three and six months ended June 30, 2012, compared to $60 and $0.1 million for the three and six months ended June 30, 2011, respectively. The decrease in amortization expense for the three and six months ended June 30, 2012 was attributed to the conversion of $29.2 million in aggregate principal of the 2013 Notes in September 2011.

In September 2011, the Company entered into separate agreements with six of the existing holders of its 2013 Notes pursuant to which such holders converted $29.2 million in aggregate principal amount of the 2013 Notes into 1,760,178 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $1.1 million along with an aggregate of approximately $0.8 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the Consolidated Statement of Operations for the year ended December 31, 2011. Additionally, the Company reclassified $0.2 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2013 Notes. During the fourth quarter of 2011, certain note holders voluntarily exchanged an insignificant number of convertible notes for shares of the Company’s common stock.

Interest expense on the Company’s convertible debt for the three and six months ended June 30, 2012 was $1.7 million and $3.3 million, respectively, compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2011, respectively. The decrease in interest expense related to the Company’s convertible debt for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011 was attributed to the conversion of $29.2 million in aggregate principal of the 2013 Notes in September 2011.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(11) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels at June 30, 2012 and December 31, 2011.

	Fair Value Measurements at June 30, 2012
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$62,337	$62,337	$0	$0
Money market instruments	115,420	0	115,420	0

Total cash and cash equivalents	$177,757	$62,337	$115,420	$0

Available-for-sale securities
Short-term
Certificates of deposit	$45,684	$0	$45,684	$0
Commercial paper	49,327	0	49,327	0
Corporate notes	55,126	0	55,126
Corporate securities	66,143	0	66,143	0
U.S. Government agency securities	8,549	0	8,549	0
Long-term
Certificates of deposit	9,802	0	9,802	0
Corporate securities	40,049	0	40,049
Corporate notes	37,966	0	37,966	0
U.S. Government agency securities	34,119	0	34,119	0
Greek government-issued bonds	34	0	34	0

Total available-for-sale securities	$346,799	$0	$346,799	$0

Restricted investments (1)	5,717	0	5,717
Nonqualified Deferred Compensation Plan assets (2)	4,075	0	4,075	0
Forward foreign currency exchange contract asset (3)	7,048	0	7,048	0

Total assets	$541,396	$62,337	$479,059	$0

Liabilities:
Nonqualified Deferred Compensation Plan liability (4)	$13,311	$9,236	$4,075	$0
Forward foreign currency exchange contract liability (3)	980	0	980	0
Contingent acquisition consideration payable (5)	34,673	0	0	34,673
Asset retirement obligation (6)	3,357	0	0	3,357

Total liabilities	$52,321	$9,236	$5,055	$38,030

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

	Fair Value Measurements at December 31, 2011
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$44,212	$44,212	$0	$0
Money market instruments	2,060	0	2,060	0

Total cash and cash equivalents	$46,272	$44,212	$2,060	$0

Available-for-sale securities
Short-term
Certificates of deposit	$38,564	$0	$38,564	$0
Commercial paper	24,721	0	24,721	0
Corporate securities	85,535	0	85,535	0
Long-term
Certificates of deposit	17,191	0	17,191	0
Corporate securities	44,112	0	44,112	0
U.S. Government agency securities	32,890	0	32,890	0
Greek government-issued bonds	192	0	192	0

Total available-for-sale securities	$243,205	$0	$243,205	$0

Nonqualified Deferred Compensation Plan assets (2)	3,505	0	3,505	0
Forward foreign currency exchange contract asset (3)	6,682	0	6,682	0

Total assets	$299,664	$44,212	$255,452	$0

Liabilities:
Nonqualified Deferred Compensation Plan liability (4)	$9,450	$5,945	$3,505	$0
Forward foreign currency exchange contract liability (3)	220	0	220	0
Contingent acquisition consideration payable (5)	38,614	0	0	38,614
Asset retirement obligation (6)	2,991	0	0	2,991

Total liabilities	$51,275	$5,945	$3,725	$41,605

(1)	At June 30, 2012, 63% and 37% of the restricted investments were included in other assets and other current assets, respectively. The restricted investments secure the Company’s irrevocable standby letters of credit obtained in connection with the Company’s new corporate facility lease agreements and certain other commercial arrangements. See Note 26 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.
(2)	At June 30, 2012 and December 31, 2011, 95% and 96%, respectively, of the Nonqualified Deferred Compensation Plan assets balance were included in other assets and the remainder of the balance was included in other current assets on the Condensed Consolidated Balance Sheets.
(3)	See Note 9 for further information regarding the derivative instruments.
(4)	At June 30, 2012 and December 31, 2011, 93% of the Nonqualified Deferred Compensation Plan liability balance was included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
(5)	At June 30, 2012 and December 31, 2011, 83% and 86%, respectively, of the contingent acquisition consideration payable was included in other long-term liabilities and 17% and 14%, respectively, was included in accounts payable and accrued liabilities.
(6)	At June 30, 2012 and December 31, 2011, the asset retirement obligation liability was included in other long-term liabilities.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its Greek government-issued bonds as level 2 on June 30, 2012 and December 31, 2011. See Note 5 for further information regarding the Company’s financial instruments.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from the revision of key assumptions, will be recorded in intangible asset amortization and contingent consideration on the Condensed Consolidated Statements of Comprehensive Loss.

During the three and six months ended June 30, 2012, the fair value of the contingent acquisition consideration payable increased by $1.2 million and decreased $3.9 million, respectively, due to changes in estimated probability and assumed timing of attaining certain milestones. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include assumed probabilities, timing of when a milestone may be attained and assumed discount periods and rates.

See Notes 5, 6 and 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion related to business acquisitions and contingent acquisition consideration payable.

(12) STOCK-BASED COMPENSATION

On May 8, 2012, the Company’s Board of Directors approved the 2012 Inducement Plan (2012 Inducement Plan), which provides for grants of up to 750,000 share-based awards to new employees to purchase common stock at fair value of such shares. The awards generally vest monthly over a four-year period beginning on the grant date. The contractual term of an award is generally ten years.

In addition to the 2012 Inducement Plan, the Company’s stock-based compensation plans include the 2006 Share Incentive Plan, as amended and restated on March 22, 2010 (2006 Share Incentive Plan) and the Employee Stock Purchase Plan (ESPP). The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2012. The expected volatility of stock options is based upon weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	45%	48%	45%	48%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.5 years	6.4 years	6.5 years	6.4 years
Risk-free interest rate	1.0%	2.0%	1.0%	2.1%
Weighted average fair value of common stock per share	$37.31	$27.57	$37.21	$27.41

During the six months ended June 30, 2012, the Company granted 2.1 million options with a weighted average option value of $16.73 per option.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
	2012	2011
Expected volatility	31%	48%
Dividend yield	0.0%	0.0%
Expected life	6 –24 Months	6 –24 Months
Risk-free interest rate	0.2-0.3%	0.2-0.3%
Weighted average fair value of common stock per share	$34.94	$27.30

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2012, the Company granted 581,110 RSUs with a weighted average fair market value of $37.51 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the Board of Directors approval, the Company granted 100,000 RSU awards under the 2012 Inducement Plan to an executive officer on May 29, 2012. The terms of the May 29, 2012 grant are consistent with the terms of the and 875,000 RSU awards granted under the 2006 Share Incentive Plan on June 1, 2011. These awards provide for a base award of 975,000 RSUs (Base RSUs). The grant date fair value of the Base RSUs was $46.01 per RSU award on May 29, 2012 and $32.61 per RSU award on June 1, 2011.

The vesting of the Base RSUs under these specific grants is contingent upon the achievement of multiple performance conditions, as follows:

Strategic Performance Goals	Percentage of Base RSUs to Vest Upon Achievement of Goal	Base Number of RSUs Granted Before TSR Multiplier
Product Goals
Approval of GALNS in the U.S. or EU prior to December 31, 2015	35%	341,250
Approval of PEG-PAL or any other non-GALNS product in the U.S. or EU prior to December 31, 2015	25%	243,750
Financial Goal
Total revenues of at least $775.0 million in fiscal 2015	40%	390,000

		975,000

The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return (TSR) multiplier which could range from 75% to 125% to determine the number of earned RSUs. The TSR multiplier will be determined based on the Company’s TSR percentile ranking relative to the TSR of the NASDAQ Biotechnology Index on December 31, 2015. TSR is calculated based on the 20-trading day average prices before the beginning and end of the performance period of the Company’s common stock and each comparator company in the NASDAQ Biotechnology Index. The measurement period for the performance and TSR conditions is from June 1, 2011 through December 31, 2015, subject to certain change of control provisions (the Performance Period). The Company’s TSR percentile ranking within the NASDAQ Biotechnology Index will result in a TSR multiplier ranging from 75% to 125%. The RSUs earned at the end of the Performance Period will vest on the filing date of the Company’s Annual Report on Form 10-K for the 2015 fiscal year, subject to certain holding periods.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company utilized a Monte Carlo simulation model to estimate the TSR multiplier and determined the grant date fair value of $46.01 and $32.61 on May 29, 2012 and June 1, 2011, respectively. The assumptions used to estimate the fair value of the RSUs with performance and market vesting conditions were as follows:

	May 29, 2012	June 1, 2011
Fair value of the Company’s common stock on grant date	$39.06	$28.11
Expected volatility	44.87%	47.95%
Risk-free interest rate	0.52%	1.42%
Dividend yield	0.0%	0.0%

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

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. Accordingly, because the Company’s management has not yet determined the goals are probable of achievement as of June 30, 2012, no compensation expense has been recognized for these awards for the three and six–month periods ended June 30, 2012 and 2011.

Compensation expense included in the Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$1,335	$1,127	$2,207	$2,529
Research and development	5,468	4,024	10,290	7,698
Selling, general and administrative	5,834	5,456	11,268	10,760

Total stock-based compensation expense	$12,637	$10,607	$23,765	$20,987

Stock-based compensation of $1.9 million and $2.5 million was capitalized into inventory for the six months ended June 30, 2012 and 2011, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

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

The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Options to purchase common stock	16,529	17,442	16,529	17,442
Common stock issuable under convertible debt	17,370	19,130	17,370	19,130
Unvested restricted stock units	1,136	960	1,132	960
Potentially issuable common stock for ESPP purchases	258	272	256	269
Common stock held by the Nonqualified Deferred Compensation Plan	233	172	233	172

Total	35,526	37,976	35,520	37,973

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

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The table below summarizes net product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Region:
United States	52%	49%	48%	48%
Europe	21%	20%	23%	23%
Latin America	13%	15%	16%	14%
Rest of world	14%	16%	13%	15%

Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the consolidated net product revenue attributed to the Company’s three largest customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	16%	18%	16%	18%
Customer B (1)	17%	16%	14%	17%
Customer C	10%	12%	12%	12%

Total	43%	46%	42%	47%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at June 30, 2012 and December 31, 2011 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 45% and 14% of the June 30, 2012 accounts receivable balance, respectively, compared to December 31, 2011 when the two largest customers accounted for 49% and 14% of the accounts receivable balance, respectively. As of June 30, 2012 and December 31, 2011, accounts receivable for the Company’s largest customer balance included $27.7 million and $31.0 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal and Greece are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries, may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In both the three and six months ended June 30, 2012, approximately 4% of the Company’s net product revenues were from these countries. Additionally, approximately 9% of the Company’s outstanding accounts receivable at June 30, 2012 related to such countries.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal and Greece, the number of days past due and the total allowance for doubtful accounts related to each of these countries at June 30, 2012.

	Days Past Due
	< 180 Days	180 -360 Days	> 360 Days	Total Amount Past Due	Allowance for Doubtful Accounts
Italy	$0	$0	$0	$0	$0
Spain	1,715	0	0	1,715	0
Portugal	0	0	0	0	0
Greece	0	0	483	483	471

Total	$1,715	$0	$483	$2,198	$471

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

(15) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $356.8 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II Item 1A. of this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products.

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total net product revenues	$123.0	$109.6	$239.2	$218.7
Cost of sales	23.6	19.3	40.7	40.1
Research and development expense	77.8	52.9	151.6	97.9
Selling, general and administrative expense	51.5	41.0	96.8	82.1
Net loss	(32.0)	(5.1)	(56.0)	(9.4)
Stock-based compensation expense	12.6	10.6	23.8	21.0

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Our approved products are Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI) a debilitating life-threatening genetic disease for which no other drug treatment currently exists and is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and six months ended June 30, 2012, totaled $62.9 million and $131.5 million, respectively, compared to $60.3 million and $120.9 million, respectively, for the three and six months ended June 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and in the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the three and six months ended June 30, 2012 totaled $34.7 million and $66.7 million, respectively, compared to $28.8 million and $55.5 million, respectively, for the three and six months ended June 30, 2011, respectively.

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the three and six months ended June 30, 2012 totaled $3.6 million and $7.2 million, respectively, compared to $3.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2011.

Aldurazyme (laronidase), which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S., the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three and six months ended June 30, 2012 totaled $21.8 million and $33.8 million, respectively, compared to $17.3 million and $36.0 million, respectively for the three and six months ended June 30, 2011.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	GALNS, an enzyme replacement therapy for the treatment of mucopolysaccharidosis Type IV or Morquio Syndrome Type A, a lysosomal storage disorder;

•	PEG-PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN-673, an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers; and

•	BMN-111, a peptide therapeutic for the treatment of achondroplasia, a disorder of bone growth.

We are conducting preclinical development of several other product candidates for genetic and other metabolic diseases, including BMN-190 for late infantile neuronal ceroid lipofuscinosis (LINCL), a form of Batten disease.

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of the active ingredient in Kuvan and Firdapse and third-party production costs related to final formulation and packaging services for all products and cost of royalties payable to third parties for all products.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Intangible asset amortization and contingent consideration includes amortization expense related to our finite-lived intangible assets associated with marketing rights in the EU for Firdapse, impairment losses on intangible assets and changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in assumed probability adjustments, changes in estimated timing of when a milestone may be achieved and changes in assumed discount periods and rates.

Our cash, cash equivalents, short-term investments and long-term investments totaled $524.6 million as of June 30, 2012, compared to $289.5 million as of December 31, 2011. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

Recent Accounting Pronouncements

See Note 3 of the accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three and six months ended June 30, 2012 was $32.0 million and $56.0 million, respectively, compared to net loss of $5.1 million and $9.4 million, respectively, for the three and six months ended June 30, 2011. The change in net loss was primarily a result of the following (in millions):

	Three Months	Six Months
Net loss for the period ended June 30, 2011	$(5.1)	$(9.4)
Increased gross profit from product sales	9.1	19.9
Increased research and development expense	(24.9)	(53.8)
Increased selling, general and administrative expense	(10.5)	(14.7)
Increased intangible asset amortization and contingent consideration expense	(5.4)	(0.7)
Impairment loss on intangible assets	0	(6.7)
Decreased income tax expense	4.3	9.1
Other individually insignificant fluctuations	0.5	0.3

Net loss for the period ended June 30, 2012	$(32.0)	$(56.0)

The increase in gross profit from product sales during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011 was primarily a result of additional Naglazyme patients initiating therapy and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

development expenses for our GALNS, PEG-PAL, and BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs and the continued international expansion of Naglazyme.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Naglazyme	$62.9	$60.3	$2.6	$131.5	$120.9	$10.6
Kuvan	34.7	28.8	5.9	66.7	55.5	11.2
Firdapse	3.6	3.2	0.4	7.2	6.3	0.9
Aldurazyme	21.8	17.3	4.5	33.8	36.0	(2.2)

Total net product revenues	$123.0	$109.6	$13.4	$239.2	$218.7	$20.5

Gross profit by product was as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Naglazyme	$53.5	$50.1	$3.4	$112.2	$100.5	$11.7
Kuvan	29.7	24.6	5.1	55.9	46.5	9.4
Firdapse	2.9	2.7	0.2	5.9	5.2	0.7
Aldurazyme	13.4	13.0	0.4	24.5	26.4	(1.9)

Total gross profit	$99.5	$90.4	$9.1	$198.5	$178.6	$19.9

Net product revenues and related gross profit attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Aldurazyme revenue reported by Genzyme	$45.8	$44.5	$1.3	$91.7	$87.2	$4.5

Royalties due from Genzyme	$18.4	$17.3	$1.1	$36.8	$34.0	$2.8
Incremental (previously recognized) Aldurazyme product transfer revenue	3.4	0	3.4	(3.0)	2.0	(5.0)

Total Aldurazyme net product revenues	$21.8	$17.3	$4.5	$33.8	$36.0	$(2.2)

Gross profit	$13.4	$13.0	$0.4	$24.5	$26.4	$(1.9)

Naglazyme net product revenues for the three and six months ended June 30, 2012 totaled $62.9 million and $131.5 million, respectively, of which $54.5 million and $114.4 million, respectively, was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $1.0 million and negative $1.2 million for the three and six months ended June 30, 2012, respectively. Naglazyme gross margins for the three and six months ended June 30, 2012 were 85% in both periods, compared to the three and six months ended June 30, 2011 when Naglazyme gross margins were 83% in both periods. The increased Naglazyme gross margins for the three and six months ended June 30, 2012 were consistent with expectations for the three and six months ended June 30, 2012 as a result of our purchase of the Naglazyme royalty rights from SA Pathology in November 2011. Prior to the purchase, we licensed the intellectual property from SA Pathology to whom we paid a five percent royalty on net sales of Naglazyme. For additional discussion of the transaction see Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net product revenue for Kuvan for the three and six months ended June 30, 2012 was $34.7 million and $66.7 million, respectively, compared to $28.8 million and $55.5 million for the three and six months ended June 30, 2011, respectively. Kuvan gross margins for the three and six months ended June 30, 2012 were 86% and 84%, respectively, compared to the three and six months ended June 30, 2011 when gross margins were 85% and 84%, respectively. Cost of goods sold for the three and six months ended June 30, 2012 and 2011 reflect royalties paid to third parties of 10%. Kuvan gross margins for the three and six months ended June 30, 2012 were consistent with expectations and are not expected to fluctuate significantly in the future. The four percent royalties earned from Merck Serono’s net sales of Kuvan during the three and six months ended June 30, 2012 were $0.5 million and $1.0 million, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenue for Firdapse during the three and six months ended June 30, 2012 was $3.6 million and $7.2 million, respectively, compared to $3.2 million and $6.3 million for the three and six months ended June 30, 2011, respectively. Firdapse gross margins for the three and six months ended June 30, 2012 were 80% and 81%, respectively, compared to the three and six months ended June 30, 2011 when gross margins were 84% and 83%, respectively. Cost of goods sold for the periods presented reflect royalties paid to third parties of approximately 8%. Firdapse gross margins for the three and six months ended June 30, 2012 decreased, compared to the three and six months ended June 30, 2011 due to increased manufacturing costs and the depletion of previously expensed inventory. Firdapse gross margins for the three and six months ended June 30, 2012 were consistent with expectations and are not expected to fluctuate significantly in the future.

During the three and six months ended June 30, 2012, Aldurazyme gross margins were 61% and 72%, respectively, compared to 75% and 73% for the three and six months ended June 30, 2011, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the three and six months ended June 30, 2012 was $23.6 million and $40.7 million, respectively, compared to $19.3 million and $40.1 million, respectively, for the three and six months ended June 30, 2011. The decrease in cost of sales was primarily attributed to the elimination of third party royalty fees paid to SA Pathology on net sales of Naglazyme offset by amortization of the acquired intellectual property and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues. Additionally, Aldurazyme cost of goods sold during the six months ended June 30, 2012 included a $0.8 million write-off of finished goods inventory.

Research and Development

Research and development expense increased to $77.8 million for the three months ended June 30, 2012, from $52.9 million for the three months ended June 30, 2011. Research and development expense increased to $151.6 million for the six months ended June 30, 2012, from $97.9 million for the six months ended June 30, 2011. The changes in research and development expense were primarily a result of the following (in millions):

	Three Months	Six Months
Research and development expense for the period ended June 30, 2011	$52.9	$97.9
Increased GALNS for MPS IV A development expenses	11.8	25.5
Increased BMN-190 development expenses	3.0	4.0
Increased BMN-701 development expenses	1.7	6.3
Increased BMN-673 development expenses	1.4	2.1
Increased BMN-111 development expenses	1.2	3.4
Increased PEG-PAL development expenses	0.6	3.2
Increased development expense related to commercial products	0.3	1.2
Increased stock-based compensation expense related to research and development	1.4	2.6
Decreased development expenses on early development stage programs	(0.2)	(0.7)
Increase in non-allocated research and development expenses and other net changes	3.7	6.1

Research and development expense for the period ended June 30, 2012	$77.8	$151.6

The increase in GALNS development expenses was attributed to increased clinical trial and manufacturing activities related to the product candidate. We expect research and development expense for our GALNS program to decrease in the second half of 2012 as manufacturing activities will be substantially completed by July 2012. The decrease in GALNS manufacturing costs will be partially offset by increased cost of the ongoing clinical trials. The increase in PEG-PAL, BMN-673 and BMN-701 development expense was attributed to increased clinical trial activities related to these product candidates. The increase in BMN-190 development expense was attributed to increased pre-clinical activities related to this product candidate. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

non-allocated research and development expense primarily includes increased research and development personnel costs that are not allocated to specific programs. We expect spending to increase as our GALNS, PEG-PAL, BMN-673, BMN-701, BMN-111 and BMN-190 programs progress through clinical trials and as pre-clinical and clinical activities for our early development stage programs increase. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our approved products.

Selling, General and Administrative

Selling, general and administrative expense increased to $51.5 million for the three months ended June 30, 2012, from $41.0 million for the three months ended June 30, 2011. Selling, general and administrative expense increased to $96.8 million for the six months ended June 30, 2012, from $82.1 million for the six months ended June 30, 2011. The changes in selling, general and administrative expenses were primarily a result of the following (in millions):

	Three Months	Six Months
Selling, general and administrative expense for the period ended June 30, 2011	$41.0	$82.1
Net increase in corporate support and other administrative expenses	6.6	10.8
Increased sales and marketing expenses related to commercial products	1.6	2.5
Increased GALNS pre-commercial expenses	1.4	1.3
Increased foreign exchange losses on unhedged transactions	0.9	1.0
Absence of bad debt expense	0	(0.9)

Selling, general and administrative expense for the period ended June 30, 2012	$51.5	$96.8

The increase in corporate support and other administrative costs was primarily comprised of increased employee related costs and facility costs. We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively, and spending related to the European commercialization of Firdapse. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the U.S. commercialization activities for Kuvan and the administrative support of our expanding operations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Amortization of Firdapse European marketing rights	$0.8	$0.8	$0	$1.6	$1.6	$0
Impairment loss on intangible assets	0	0	0	6.7	0	6.7
Changes in the fair value of contingent acquisition consideration payable	1.2	(4.1)	5.3	(3.9)	(4.6)	0.7

Total intangible asset amortization and contingent consideration	$2.0	$(3.3)	$5.3	$4.4	$(3.0)	$7.4

During the first quarter of 2012, we recorded an impairment charge of $6.7 million related to certain Firdapse in-process research and development (IPR&D) assets. These IPR&D assets were associated with marketing rights for Firdapse in the U.S. In March 2012, we determined to suspend business development efforts. As a result, our management evaluated its plans and expectations regarding clinical development and commercialization of Firdapse in the U.S. The revised discounted cash flow projections no longer supported the carrying-value of the IPR&D intangible assets and we recognized an impairment charge for the six months ended June 30, 2012. The change in the contingent consideration amount was due to changes in the fair value of contingent acquisition consideration payable resulting from changes in estimated probability and the estimated timing of when certain milestones may be achieved.

For additional discussion see Note 7 to the accompanying Condensed Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Equity in the Income (Loss) of BioMarin/Genzyme LLC

Equity in the income/loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s income/loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the joint venture, with costs shared equally by BioMarin and Genzyme.

Equity in the income of the joint venture totaled $0.1 million for the three months ended June 30, 2012 compared to equity in the loss of the joint venture of $0.7 million for the three months ended June 30, 2011. Equity in the loss of the joint venture for the six months ended June 30, 2012 and 2011 was $0.6 million and $1.2 million, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2012, compared to $0.8 million and $1.6 million for the three and months ended June 30, 2011, respectively. The reduced interest income during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011 was due to decreased levels of cash and investments and lower market interest rates. We expect that interest income will increase during the remainder of 2012 as compared to 2011 due to higher cash and investment balances resulting from the net proceeds received from the sale of 6.5 million shares of our common stock in May 2012.

Interest Expense

We incur interest expense on our convertible debt. Interest expense for the three and six months ended June 30, 2012 was $1.9 million and $3.9 million, respectively, compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2011, respectively. The decrease in interest expense was attributed to the early conversion of $29.2 million in aggregate principal of our 2013 Notes in September 2011. We expect interest expense for the remainder of 2012 and the first quarter of 2013 to be $1.7 million per quarter based on the amount of our outstanding debt at June 30, 2012. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.

Provision for (Benefit from) Income Taxes

In both the three and six months ended June 30, 2012 we recognized an income tax benefit of $0.4 million, compared to income tax expense of $3.9 million and $8.7 million during the three and six months ended June 30, 2011, respectively. The provision for income taxes for the three and six months ended June 30, 2012 and 2011 consisted of state, federal and foreign current tax expense and deferred tax expense related to the utilization of our federal net operating loss carryforwards and a portion of our credit carryforwards. Our overall tax expense is significantly reduced by deferred tax benefits from the federal orphan drug credit. The current period provision was further reduced by the benefit related to stock option exercises during the six months ended June 30, 2012. See Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion of the components of income tax expense.

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. In June 2012, we sold 6,500,000 shares our common stock at a price of $36.28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net cash proceeds of $235.4 million from the public offering. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our financial condition as of June 30, 2012 and December 31, 2011 was as follows (in millions):

	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$177.8	$46.3	$131.5
Short-term investments	224.8	148.8	76.0
Long-term investments	122.0	94.4	27.6

Cash, cash equivalents and investments	$524.6	$289.5	$235.1

Current assets	$681.5	$469.8	$211.7
Current liabilities	120.0	94.1	25.9

Working capital	$561.5	$375.7	$185.8

Convertible debt	$348.3	$348.3	$0

Our cash flows for each of the six months ended June 30, 2012 and 2011 is summarized as follows (in millions):

	2012	2011	Change
Cash and cash equivalents at the beginning of the period	$46.3	$88.1	$(41.8)
Net cash (used in) provided by operating activities	(8.6)	10.1	(18.7)
Net cash (used in) provided by investing activities	(122.3)	3.6	(125.9)
Net cash provided by financing activities	262.4	11.1	251.3

Cash and cash equivalents at the end of the period	$177.8	$112.9	$64.9
Short-term and long-term investments	346.8	299.2	47.6

Cash, cash equivalents and investments	$524.6	$412.1	$112.5

Working Capital

Working capital was $561.5 million at June 30, 2012, an increase of $185.8 million from working capital of $375.7 million at December 31, 2011. The increase was primarily attributed to increases of $207.5 million in cash, cash equivalents and short-term investments resulting from net proceeds of $235.4 million from the public offering of our common stock in June 2012 and $18.3 million in other current assets, offset by a decrease in inventory of $10.0 million and the classification of the 2013 Notes as a current liability from long-term convertible debt based on their maturity in March 2013.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, Spain, Italy and Portugal are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of June 30, 2012, approximately 9% of our outstanding accounts receivable relate to such countries. See Note 14 of the accompanying Condensed Consolidated Financial Statements for additional discussion.

Cash (Used in) Provided by Operating Activities

Cash used in operating activities during the six months ended June 30, 2012 was $8.6 million, compared to cash provided by operating activities of $10.1 million during the six months ended June 30, 2011. The increase in cash used in operating activities was primarily related to increased research and development expense that drove our increased net loss of $56.0 million, adjusted for non-cash items such as $21.8 million of depreciation and amortization expenses, $23.4 million of stock-based compensation expense, $6.7 million of impairment loss on intangible assets, $3.9 million decrease in the fair value of contingent acquisition consideration payable and $2.3 million of unrealized foreign exchange gain on forward foreign currency exchange contracts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2012 was $122.3 million, compared to net cash provided by investing activities of $3.6 million during the six months ended June 30, 2011. Our investing activities have consisted primarily of purchases and sales and maturities of investments, capital expenditures and cash paid for net assets acquired in business combinations. The increase in net cash used in investing activities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to increased net purchases of investment securities of $118.5 million.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2012 was $262.4 million, compared to net cash provided by financing activities of $11.1 million during the six months ended June 30, 2011. Our financing activities primarily include sales of our common stock, payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from the ESPP and stock option exercises. The increase in net cash provided by financing activities during the six months ended June 30, 2012, compared to the six months ended June 30, 2011 was comprised of $235.4 million of net proceeds from the public offering of our common stock in June 2012 and proceeds from stock option exercises and ESPP contributions. See Note 4 to the accompanying Condensed Consolidated Financial Statements for additional discussion.

Other Information

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due March 2013 (the 2013 Notes) of which $23.4 million remains outstanding at June 30, 2012. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt does not contain a call provision included and we are unable to unilaterally redeem the remaining debt prior to maturity in 2013. The remaining $23.4 million of the 2013 Notes is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the remaining debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion. Our $348.3 million of total convertible debt as of June 30, 2012 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

On August 17, 2010, we acquired ZyStor, which had the compound now referred to as BMN-701, for a total purchase price of $35.9 million, of which $20.9 million was paid in cash and $15.6 million represented the acquisition date fair value of contingent acquisition consideration payable. In connection with the acquisition, we agreed to pay ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three and six months ended June 30, 2012 and 2011 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2012	2011	2012	2011
GALNS for MPS IV A	$28.8	$17.0	$53.5	$28.0	$168.3
Naglazyme	3.1	2.7	5.7	5.0	158.2
Kuvan	4.5	3.0	7.8	5.6	134.5
Firdapse	1.7	3.4	3.8	5.9	24.1
BMN-673	3.0	1.6	5.4	3.3	21.1
BMN-701	5.2	3.5	12.1	5.8	32.1
BMN-111	4.1	2.9	7.8	4.4	27.6
BMN-190	3.2	0.2	4.4	0.4	11.0
PEG-PAL	7.2	6.6	16.0	12.8	102.4
Not allocated to specific major current projects	17.0	12.0	35.1	26.7	438.6

Totals	$77.8	$52.9	$151.6	$97.9	$1,117.9

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part II Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:

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

We are also subject to contingent payments related to various development activities totaling approximately $356.8 million as of June 30, 2012, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2012 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

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

An investment in our securities involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2011.

Risk Related to Our Business

If we fail to obtain or maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

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

Our Naglazyme and Aldurazyme products, as well as certain of our product candidates, are regulated by the FDA as biologics under the Federal Food, Drug and Cosmetics Act, or the FDC Act, and the Public Health Service Act. Biologics require the submission of a Biologics License Application (BLA), and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Our products approved under BLAs, as well as products in development that may be approved under BLAs, could be reference products for such abbreviated BLAs.

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

Since we began operations in March 1997, we have been engaged in very substantial research and development and operated at a net loss until 2008. Although we were profitable in 2008 and 2010, we operated at a net loss in 2009 and 2011. Based upon our current plan for investments in research and development for existing and new programs, we expect to operate at a net loss for 2012 and may operate at an annual net loss beyond 2012. Our future profitability depends on our marketing and selling of Naglazyme, Kuvan and Firdapse, the successful commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, our spending on our development programs and the impact of any possible future business development transactions. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we, or our contract manufacturers, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA, the State of California and international regulatory authorities, before and after product approval. Our manufacturing facilities have been inspected and licensed by the State of California for pharmaceutical manufacture and have been approved by the FDA, the European Commission (EC), and health agencies in other countries for the manufacture of Aldurazyme and Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of Naglazyme, Kuvan, Firdapse and Aldurazyme have also been inspected and approved by various regulatory authorities.

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

* If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

In June 2012, we sold 6,500,000 shares of our common stock at a price of $36.28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received cash proceeds of approximately $235.4 million from the public offering. We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing if we need such funds, we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

We believe that our cash, cash equivalents and short-term investment securities at June 30, 2012 will be sufficient to meet our operating and capital requirements for the foreseeable future based on our current long-term business plans. These estimates are based on assumptions and estimates, which may prove to be wrong. We may need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The sale of additional securities may result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

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

Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Naglazyme and Aldurazyme, have been within our expectations, which are based on industry norms. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and, depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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

Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expands the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance; includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposes a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. For example, beginning in 2013, drug manufacturers will be required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. Although the statute requires reporting by March 31, 2013 of payments and other transfers of value made in calendar year 2012, the CMS has proposed not to require manufacturers to begin collecting required information until 90 days after publication of a final rule which has not yet been issued, and has also published a notice stating that manufacturers will not be required to begin collecting required information before January 1, 2013.

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

We are subject to various federal and state health care “fraud and abuse” laws, including antikickback laws, false claims laws and laws related to ensuring compliance. The federal health care program antikickback statute makes it illegal for any person, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal health care programs, such as Medicare and Medicaid. Under federal government regulations, certain arrangements, or safe harbors, are deemed not to violate the federal antikickback statute. However, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, although we seek to comply with these safe harbors. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

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

Neither the government nor the courts have provided definitive guidance on the application of some of these laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we are required to pay a penalty or are suspended or excluded from participation in federal or state health care programs and our business, financial condition and results of operation may be adversely affected.

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

A significant portion of the sales of Aldurazyme and Naglazyme and all of the sales of Firdapse are generated from countries other than the United States. Additionally, we have operations in several European countries, Brazil, other Latin American countries, Turkey and Asia. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict our ability to manufacture, market and sell our products;
•	political and economic instability;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing international operations;
•	differing labor regulations and business practices;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	changes in international medical reimbursement policies and programs;
•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act.

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

•

Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our issued patents are not valued or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. We have no meaningful experience with competitors interfering with our patents or patent applications.

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

* Our business is affected by macroeconomic conditions.

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

For the six months ended June 30, 2012, approximately 4% of our net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece. Approximately, 9% of our total accounts receivable as of June 30, 2012 related to such countries. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

Risks Related to Ownership of Our Securities

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

* Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders’ meetings may only be called by our Board of Directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Additionally, our Board of Directors has the authority to issue additional shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders, which would allow our Board of Directors to implement a stockholder rights plan without any action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Elimination of Series B Junior Participating Preferred Stock, dated May 30, 2012, previously filed with the Commission on May 31, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1^	Employment Agreement with Daniel Spiegelman dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2^	Amendment No. 1 to Employment Agreement with Stephen Aselage dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3^	Amendment No. 1 to Employment Agreement with Robert A. Baffi dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4^	Amendment No. 1 to Employment Agreement with G. Eric Davis dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5^	Amendment No. 1 to Employment Agreement with Henry J. Fuchs dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.6^	Amendment No. 1 to Employment Agreement with Mark Wood dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.7^	Amendment No. 2 to Employment Agreement with Robert A. Baffi dated May 24, 2012, previously filed with the Commission on May 24, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.8^	Amendment No. 2 to Employment Agreement with Henry J. Fuchs dated May 24, 2012, previously filed with the Commission on May 24, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.9^	BioMarin Pharmaceutical Inc, 2012 Inducement Plan, adopted May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.10*#	First Amendment to Stock Purchase Agreement dated February 4, 2010 by and among BioMarin Pharmaceutical Inc and LEAD Therapeutics, Inc. and the Stockholders of LEAD Therapeutics dated April 13, 2012.

10.11*^	Form of Stock Option Agreement for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan. (As Amended and Restated 2010).

10.12*^	Form of Restricted Stock Unit Agreement for the BioMarin Pharmaceutical 2006 Share Incentive Plan. (As Amended and Restated 2010).

10.13*^	Form of Stock Option Agreement for the BioMarin Pharmaceutical Inc. 2012 Inducement Plan.

10.14*^	Form of Restricted Stock Unit Agreement for the BioMarin Pharmaceutical Inc. 2012 Inducement Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Confidential treatment requested for a portion of this document. Omitted parts have been filed separately with the SEC.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: August 2, 2012	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

3.1	Certificate of Elimination of Series B Junior Participating Preferred Stock, dated May 30, 2012, previously filed with the Commission on May 31, 2012 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1^	Employment Agreement with Daniel Spiegelman dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2^	Amendment No. 1 to Employment Agreement with Stephen Aselage dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.3^	Amendment No. 1 to Employment Agreement with Robert A. Baffi dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.4^	Amendment No. 1 to Employment Agreement with G. Eric Davis dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.5^	Amendment No. 1 to Employment Agreement with Henry J. Fuchs dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.6^	Amendment No. 1 to Employment Agreement with Mark Wood dated May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.7^	Amendment No. 2 to Employment Agreement with Robert A. Baffi dated May 24, 2012, previously filed with the Commission on May 24, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.8^	Amendment No. 2 to Employment Agreement with Henry J. Fuchs dated May 24, 2012, previously filed with the Commission on May 24, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.9^	BioMarin Pharmaceutical Inc, 2012 Inducement Plan, adopted May 8, 2012, previously filed with the Commission on May 9, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.10*#	First Amendment to Stock Purchase Agreement dated February 4, 2010 by and among BioMarin Pharmaceutical Inc and LEAD Therapeutics, Inc. and the Stockholders of LEAD Therapeutics dated April 13, 2012.

10.11*^	Form of Stock Option Agreement for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan. (As Amended and Restated 2010).

10.12*^	Form of Restricted Stock Unit Agreement for the BioMarin Pharmaceutical 2006 Share Incentive Plan. (As Amended and Restated 2010).

10.13*^	Form of Stock Option Agreement for the BioMarin Pharmaceutical Inc. 2012 Inducement Plan.

10.14*^	Form of Restricted Stock Unit Agreement for the BioMarin Pharmaceutical Inc. 2012 Inducement Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Confidential treatment requested for a portion of this document. Omitted parts have been filed separately with the SEC.

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