Form 10-Q
period 2012-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2012-10-29
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,826,066 shares of common stock, par value $0.001, outstanding as of October 12, 2012.

BIOMARIN PHARMACEUTICAL INC.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(In thousands of U.S. dollars, except share and per share amounts)

	September 30, 2012	December 31, 2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,330	$46,272
Short-term investments	245,125	148,820
Accounts receivable, net (allowance for doubtful accounts: $341 and $513, respectively)	117,290	104,839
Inventory	120,825	130,118
Other current assets	54,816	39,753

Total current assets	719,386	469,802
Investment in BioMarin/Genzyme LLC	848	559
Long-term investments	106,741	94,385
Property, plant and equipment, net	273,724	268,971
Intangible assets, net	165,624	180,277
Goodwill	51,543	51,543
Long-term deferred tax assets	229,771	222,649
Other assets	19,739	15,495

Total assets	$1,567,376	$1,303,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$111,489	$94,125
Convertible debt	23,440	0

Total current liabilities	134,929	94,125
Long-term convertible debt	324,861	348,329
Other long-term liabilities	92,392	88,179

Total liabilities	552,182	530,633

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2012 and December 31, 2011: 123,790,150 and 114,789,732 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	124	115
Additional paid-in capital	1,505,776	1,197,082
Company common stock held by Nonqualified Deferred Compensation Plan	(6,603)	(3,935)
Accumulated other comprehensive income	2,333	4,887
Accumulated deficit	(486,436)	(425,101)

Total stockholders’ equity	1,015,194	773,048

Total liabilities and stockholders’ equity	$1,567,376	$1,303,681

(1)	December 31, 2011 balances were derived from the audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2012 and 2011

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Net product revenues	$126,310	$112,891	$365,540	$331,583
Collaborative agreement revenues	1,210	97	1,729	375
Royalty and license revenues	597	437	1,516	1,554

Total revenues	128,117	113,425	368,785	333,512
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	24,619	22,445	65,298	62,504
Research and development	66,209	58,577	217,855	156,466
Selling, general and administrative	46,337	44,880	143,124	126,969
Intangible asset amortization and contingent consideration	1,443	3,040	5,819	28

Total operating expenses	138,608	128,942	432,096	345,967

LOSS FROM OPERATIONS	(10,491)	(15,517)	(63,311)	(12,455)
Equity in the loss of BioMarin/Genzyme LLC	(336)	(608)	(968)	(1,817)
Interest income	778	722	1,819	2,302
Interest expense	(1,837)	(2,168)	(5,709)	(6,531)
Debt conversion expense	0	(1,896)	0	(1,896)
Other income (expense)	125	(264)	(15)	(114)

LOSS BEFORE INCOME TAXES	(11,761)	(19,731)	(68,184)	(20,511)
Provision for (benefit from) income taxes	(6,404)	(2,078)	(6,849)	6,590

NET LOSS	$(5,357)	$(17,653)	$(61,335)	$(27,101)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.16)	$(0.52)	$(0.24)

Weighted average common shares outstanding, basic and diluted	123,434	112,290	118,810	111,358

COMPREHENSIVE LOSS	$(7,674)	$(10,426)	$(63,889)	$(25,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,335)	$(27,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,438	26,466
Amortization of discount on investments	3,075	3,055
Equity in the loss of BioMarin/Genzyme LLC	968	1,817
Stock-based compensation	35,414	32,721
Deferred income taxes	(10,610)	6,844
Excess tax benefit from stock option exercises	(96)	(109)
Impairment of intangible assets	6,707	0
Unrealized foreign exchange (gain) loss on forward contracts	(4,846)	5,699
Changes in the fair value of contingent acquisition consideration payable	(3,325)	(2,390)
Debt conversion expense	0	1,896
Changes in operating assets and liabilities:
Accounts receivable, net	(12,451)	(20,481)
Inventory	9,293	(5,930)
Other current assets	(8,154)	(6,147)
Other assets	(6,905)	110
Accounts payable and accrued liabilities	15,825	1,459
Other long-term liabilities	8,625	1,019

Net cash provided by operating activities	5,623	18,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,676)	(64,539)
Maturities and sales of investments	165,459	227,094
Purchase of available-for-sale investments	(276,817)	(215,298)
Investments in BioMarin/Genzyme LLC	(1,258)	(1,903)

Net cash used in investing activities	(143,292)	(54,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	37,667	23,436
Proceeds from public offering of common stock, net	235,499	0
Excess tax benefit from stock option exercises	96	109
Net payment on debt conversion	0	(2,234)
Payment of contingent acquisition consideration payable	0	(1,894)
Repayment of capital lease obligations	(535)	(524)

Net cash provided by financing activities	272,727	18,893

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,058	(16,825)
Cash and cash equivalents:
Beginning of period	$46,272	$88,079

End of period	$181,330	$71,254

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$3,597	$4,019
Cash paid for income taxes	5,591	3,386
Stock-based compensation capitalized into inventory	3,042	3,978
Depreciation capitalized into inventory	4,744	4,067
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued liabilities related to fixed assets	$1,488	$2,373
Change in asset retirement obligation	415	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Through September 30, 2012, the Company had accumulated losses of approximately $486.4 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at September 30, 2012 will be sufficient to meet the Company’s obligations for the foreseeable future based on management’s current long-term business plans and assuming that the Company achieves its long-term goals. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transaction discussed in Note 16.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This ASU states than an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is “more likely than not” that an indefinite-lived intangible asset, other than goodwill, is impaired. The results of the qualitative assessment will determine whether it is necessary to perform the quantitative impairment test described in Topic 350. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for the Company means January 1, 2013. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity's financial statements for the most recent annual or interim period have not yet been issued. Because the measurement of a potential impairment has not changed, the adoption of ASU 2012-02 will not have a material impact on the Company’s financial position or results of operations.

(4) STOCKHOLDERS’ EQUITY

In June 2012, the Company sold 6,500,000 shares of its common stock at a price of $36.28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. The Company received cash proceeds of approximately $235.5 million from this public offering.

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

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(5) SHORT-TERM AND LONG-TERM INVESTMENTS

All investments were classified as available-for-sale at September 30, 2012 and December 31, 2011. The principal amounts of short-term and long-term investments by contractual maturity as of September 30, 2012 and December 31, 2011, are summarized in the tables below:

	Contractual Maturity Date for the Years Ending December 31,
	2012	2013	2014	2015	Total Book Value at September 30, 2012	Unrealized Gain (Loss)	Aggregate Fair Value at September 30, 2012
Certificates of deposit	$10,929	$34,537	$7,406	$0	$52,872	$20	$52,892
Commercial paper	17,988	30,310	0	0	48,298	34	48,332
Corporate securities	24,324	137,489	27,619	25,338	214,770	375	215,145
U.S. Government agency securities	0	8,526	6,401	20,503	35,430	19	35,449
Greek government-issued bonds	0	0	0	48	48	0	48

Total	$53,241	$210,862	$41,426	$45,889	$351,418	$448	$351,866

	Contractual Maturity Date for the Years Ending December 31,
	2012	2013	2014	Total Book Value at December 31, 2011	Unrealized Gain (Loss)	Aggregate Fair Value at December 31, 2011
Certificates of deposit	$38,547	$17,195	$0	$55,742	$13	$55,755
Commercial paper	24,730	0	0	24,730	(9)	24,721
Corporate securities	85,595	40,899	3,100	129,594	53	129,647
U.S. Government agency securities	0	32,877	0	32,877	13	32,890
Greek government-issued bonds	0	192	0	192	0	192

Total	$148,872	$91,163	$3,100	$243,135	$70	$243,205

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of September 30, 2012. The investments are in institutions that have strong financial ratings and management expects full recovery of the carrying amounts.

See Note 11 for additional discussion regarding the Greek government-issued bonds held by the Company.

The aggregate amounts of unrealized losses and related fair value of investments with unrealized losses as of September 30, 2012 and December 31, 2011 were as follows:

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at September 30, 2012
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$1,719	$(1)	$333	$(1)	$2,052	$(2)
Commercial paper	2,390	(3)	0	0	2,390	(3)
Corporate securities	30,702	(15)	21,091	(90)	51,793	(105)

Total	$34,811	$(19)	$21,424	$(91)	$56,235	$(110)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

	Less Than 12 Months to Maturity		12 Months or More to Maturity		Totals at December 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Certificates of deposit	$7,489	$0	$8,118	$(5)	$15,607	$(5)
Commercial paper	7,474	(12)	0	0	7,474	(12)
Corporate securities	26,840	(184)	9,571	(29)	36,411	(213)
U.S. Government agency securities	0	0	11,252	(1)	11,252	(1)

Total	$41,803	$(196)	$28,941	$(35)	$70,744	$(231)

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30, 2012	December 31, 2011
Leasehold improvements	$65,362	$49,456
Building and improvements	143,773	141,484
Manufacturing and laboratory equipment	76,659	72,039
Computer hardware and software	53,011	48,566
Furniture and equipment	10,578	7,679
Land	10,056	10,056
Construction-in-progress	54,898	55,436

	414,337	384,716
Less: Accumulated depreciation	(140,613)	(115,745)

Total property, plant and equipment, net	$273,724	$268,971

Depreciation expense for the three and nine months ended September 30, 2012 was $8.9 million and $25.7 million, respectively, of which $2.5 million and $4.7 million was capitalized into inventory, respectively. Depreciation expense for the three and nine months ended September 30, 2011 was $8.1 million and $22.8 million, respectively, of which $2.1 million and $4.1 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three and nine months ended September 30, 2012 and 2011 was insignificant.

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
Intangible assets:
Finite-lived intangible assets	$118,242	$118,242
Indefinite-lived intangible assets	63,689	70,396

Total intangible assets, gross	181,931	188,638
Less: Accumulated amortization	(16,307)	(8,361)

Total intangible assets, net	$165,624	$180,277

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

September 30, 2012

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

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. During the first quarter of 2012, the Company recorded an impairment charge of $6.7 million related to certain Firdapse IPR&D assets. These IPR&D assets were associated with marketing rights in the U.S. The Company was exploring strategic options for the Firdapse U.S. program, including the potential outlicense of rights in the U.S. In March 2012, the Company recognized an impairment charge based on the status of business development efforts at the time and the related discounted cash flow projections that no longer supported the carrying-value of the IPR&D intangible assets. The impairment charge is included in Intangible Asset Amortization and Contingent Consideration on the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2012.

See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information related to the Company’s intangible assets.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$13,768	$12,145
Work-in-process	67,718	75,903
Finished goods	39,339	42,070

Total inventory	$120,825	$130,118

Other current assets consisted of the following:

	September 30, 2012	December 31, 2011
Non-trade receivables	$9,018	$6,093
Prepaid expenses	11,415	7,551
Forward foreign currency exchange contracts	3,544	4,705
Current deferred tax assets	23,951	21,115
Deferred cost of goods sold	4,012	0
Short-term restricted investments	2,132	0
Other	744	289

Total other current assets	$54,816	$39,753

See Note 11 for additional discussion regarding the fair value of restricted investments and forward foreign currency exchange contracts.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$11,459	$12,239
Accrued accounts payable	36,385	23,849
Accrued vacation expense	7,891	6,530
Accrued compensation expense	21,935	17,619
Accrued interest expense	2,681	1,300
Accrued royalties payable	4,444	5,866
Accrued rebates payable	8,956	6,025
Other accrued operating expenses	7,873	9,259
Value added taxes payable	1,476	3,165
Current portion of contingent acquisition consideration payable	5,921	5,555
Current portion of deferred rent	1,084	342
Other	1,384	2,376

Total accounts payable and accrued liabilities	$111,489	$94,125

Other long-term liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Long-term portion of deferred rent	$7,720	$950
Long-term portion of contingent acquisition consideration payable	29,369	33,059
Long-term portion of asset retirement obligation liability	3,406	2,991
Long-term portion of deferred compensation liability	13,134	8,768
Long-term income taxes payable	5,165	5,165
Deferred tax liabilities	32,698	35,127
Other	900	2,119

Total other long-term liabilities	$92,392	$88,179

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

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

At September 30, 2012, the Company had 124 forward foreign currency exchange contracts outstanding to sell a total of 67.2 million Euros and eight forward foreign currency exchange contracts outstanding to buy 9.6 million Brazilian Reais with expiration dates ranging from October 31, 2012 through May 2014. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme, Firdapse and Aldurazyme sales and operating expenses denominated in the Brazilian Real. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in the Brazilian Real related to changes in the foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss. At September 30, 2012, separate from the 132 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 33.4 million Euros that was not designated as a hedge for accounting purposes that matures on October 31, 2012.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through May 2014. Over the next twelve months, the Company expects to reclassify $3.5 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

At September 30, 2012 and December 31, 2011, the fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives September 30, 2012		Liability Derivatives September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$3,544	Accounts payable and accrued liabilities	$366
Forward foreign currency exchange contracts	Other assets	88	Other long- term liabilities	258

Total		$3,632		$624

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$167

Total		0		167

Total value of derivative contracts		$3,632		$791

	Asset Derivatives December 31, 2011		Liability Derivatives December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$4,705	Accounts payable and accrued liabilities	$189
Forward foreign currency exchange contracts	Other assets	1,977	Other long- term liabilities	26

Total		$6,682		$215

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$5

Total		0		5

Total value of derivative contracts		$6,682		$220

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(3,952)	$7,913	$(4,612)	$1,705
Net gain (loss) reclassified from accumulated OCI into income (2)	2,362	(1,740)	4,916	(3,854)
Net gain (loss) recognized in income (3)	218	(1,164)	753	(1,016)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$(1,388)	$1,770	$1,286	$(961)

(1)	Net change in the fair value of the effective portion classified as OCI
(2)	Effective portion classified as net product revenue and selling, general and administrative expense
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense
(4)	Classified as selling, general and administrative expense

At September 30, 2012 and December 31, 2011, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $3.3 million and $8.0 million, respectively.

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

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt, and in each of the three-month and nine-month periods ended September 30, 2012 and 2011 the Company recognized amortization of expense of $0.2 million and $0.6 million, respectively.

In March 2006, the Company sold $172.5 million of senior subordinated convertible notes due 2013 (the 2013 Notes) of which $23.4 million remains outstanding at September 30, 2012. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on March 29, 2013. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock.

In connection with the placement of the 2013 Notes, the Company paid approximately $5.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of approximately $27 and $81 for the three and nine months ended September 30, 2012, compared to $0.1 and $0.2 million for the three and nine months ended September 30, 2011, respectively. The decrease in amortization expense for the three and nine months ended September 30, 2012 was attributed to the conversion of $29.2 million in aggregate principal of the 2013 Notes in September 2011.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

In September 2011, the Company entered into separate agreements with nine of the existing holders of its 2013 Notes pursuant to which such holders converted $29.2 million in aggregate principal amount of the 2013 Notes into 1,760,178 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2013 Notes, the Company paid the holders future interest of approximately $1.1 million along with an aggregate of approximately $0.8 million related to varying cash premiums for agreeing to convert the 2013 Notes, which was recognized in total as debt conversion expense on the Consolidated Statement of Operations for the year ended December 31, 2011. Additionally, the Company reclassified $0.2 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2013 Notes. During the fourth quarter of 2011, certain note holders voluntarily exchanged an insignificant number of convertible notes for shares of the Company’s common stock.

Interest expense on the Company’s convertible debt for the three and nine months ended September 30, 2012 was $1.7 million and $5.0 million, respectively, compared to $1.8 million and $5.5 million for the three and nine months ended September 30, 2011, respectively. The decrease in interest expense related to the Company’s convertible debt for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 was attributed to the conversion of $29.2 million in aggregate principal of the 2013 Notes in September 2011.

(11) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels at September 30, 2012 and December 31, 2011.

	Fair Value Measurements at September 30, 2012
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$62,575	$62,575	$0	$0
Money market instruments	118,755	0	118,755	0

Total cash and cash equivalents	$181,330	$62,575	$118,755	$0

Available-for-sale securities
Short-term
Certificates of deposit	$41,679	$0	$41,679	$0
Commercial paper	48,332	0	48,332	0
Corporate securities	146,579	0	146,579	0
U.S. Government agency securities	8,535	0	8,535	0
Long-term
Certificates of deposit	11,213	0	11,213	0
Corporate securities	68,566	0	68,566	0
U.S. Government agency securities	26,914	0	26,914	0
Greek government-issued bonds	48	0	48	0

Total available-for-sale securities	$351,866	$0	$351,866	$0

Restricted investments (1)	5,731	0	5,731	0
Nonqualified Deferred Compensation Plan assets (2)	4,272	0	4,272	0
Forward foreign currency exchange contract asset (3)	3,632	0	3,632	0

Total assets	$546,831	$62,575	$484,256	$0

Liabilities:
Nonqualified Deferred Compensation Plan liability (4)	$13,667	$9,395	$4,272	$0
Forward foreign currency exchange contract liability (3)	791	0	791	0
Contingent acquisition consideration payable (5)	35,290	0	0	35,290
Asset retirement obligation (6)	3,406	0	0	3,406

Total liabilities	$53,154	$9,395	$5,063	$38,696

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

	Fair Value Measurements at December 31, 2011
	Total	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents
Overnight deposits	$44,212	$44,212	$0	$0
Money market instruments	2,060	0	2,060	0

Total cash and cash equivalents	$46,272	$44,212	$2,060	$0

Available-for-sale securities
Short-term
Certificates of deposit	$38,564	$0	$38,564	$0
Commercial paper	24,721	0	24,721	0
Corporate securities	85,535	0	85,535	0
Long-term
Certificates of deposit	17,191	0	17,191	0
Corporate securities	44,112	0	44,112	0
U.S. Government agency securities	32,890	0	32,890	0
Greek government-issued bonds	192	0	192	0

Total available-for-sale securities	$243,205	$0	$243,205	$0

Nonqualified Deferred Compensation Plan assets (2)	3,505	0	3,505	0
Forward foreign currency exchange contract asset (3)	6,682	0	6,682	0

Total assets	$299,664	$44,212	$255,452	$0

Liabilities:
Nonqualified Deferred Compensation Plan liability (4)	$9,450	$5,945	$3,505	$0
Forward foreign currency exchange contract liability (3)	220	0	220	0
Contingent acquisition consideration payable (5)	38,614	0	0	38,614
Asset retirement obligation (6)	2,991	0	0	2,991

Total liabilities	$51,275	$5,945	$3,725	$41,605

(1)	At September 30, 2012, 63% and 37% of the restricted investments were included in other assets and other current assets, respectively. The restricted investments secure the Company’s irrevocable standby letters of credit obtained in connection with the Company’s new corporate facility lease agreements and certain other commercial arrangements. See Note 26 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.
(2)	At September 30, 2012 and December 31, 2011, 98% and 96%, respectively, of the Nonqualified Deferred Compensation Plan assets balance were included in other assets and the remainder of the balance was included in other current assets on the Condensed Consolidated Balance Sheets.
(3)	See Note 9 for further information regarding the derivative instruments.
(4)	At September 30, 2012 and December 31, 2011, 96% and 93%, respectively, of the Nonqualified Deferred Compensation Plan liability balance was included in other long-term liabilities and the remainder was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
(5)	At September 30, 2012 and December 31, 2011, 83% and 86%, respectively, of the contingent acquisition consideration payable was included in other long-term liabilities and 17% and 14%, respectively, was included in accounts payable and accrued liabilities.
(6)	At September 30, 2012 and December 31, 2011, the asset retirement obligation liability was included in other long-term liabilities.

The Company’s level 2 securities are valued using third-party pricing sources, which generally use observable market prices, interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its Greek government-issued bonds as level 2 on September 30, 2012 and December 31, 2011. See Note 5 for further information regarding the Company’s financial instruments.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions, will be recorded in Intangible Asset Amortization and Contingent Consideration on the Condensed Consolidated Statements of Comprehensive Loss. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates.

During the three and nine months ended September 30, 2012, the fair value of the contingent acquisition consideration payable increased by $0.6 million and decreased $3.3 million, respectively, due to changes in estimated probability and estimated timing of attaining certain milestones.

See Notes 5, 6 and 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional discussion related to business acquisitions and contingent acquisition consideration payable.

(12) STOCK-BASED COMPENSATION

On May 8, 2012, the Company’s Board of Directors approved the 2012 Inducement Plan (2012 Inducement Plan), which provides for grants of up to 750,000 share-based awards to new employees to purchase common stock at fair value of such shares. The awards are substantially similar to those granted under the Company’s 2006 Share Incentive Plan as amended and restated on March 22, 2010 (2006 Share Incentive Plan).

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

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of September 30, 2012. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	46%	47%	45 – 46%	47 – 50%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.5 years	6.4 years	6.5 years	6.3 – 6.4 years
Risk-free interest rate	0.9%	1.3%	0.8 – 1.1%	1.3 – 2.7%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

During the nine months ended September 30, 2012, the Company granted 2.2 million options with a weighted average option value of $37.35 per option.

The Company did not grant any new stock purchase rights under the ESPP during the three months ended September 30, 2012.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2012, the Company granted 0.6 million RSUs with a weighted average fair market value of $37.57 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the Board of Directors approval, the Company granted 140,000 RSU awards with performance and market-based vesting conditions during the nine months ended September 30, 2012. The awards were granted to two executive officers in the amounts of 40,000 and 100,000 on September 5, 2012 and May 29, 2012, respectively. The terms of the 2012 grants are consistent with the terms of the 875,000 RSU awards granted under the 2006 Share Incentive Plan on June 1, 2011. These awards provide for a base award of 1,015,000 RSUs (Base RSUs). The grant date fair value of the Base RSUs was $43.26, $46.01 and $32.61 per RSU award on September 5, 2012, May 29, 2012 and June 1, 2011, respectively.

The vesting of the Base RSUs under these specific grants is contingent upon the achievement of multiple performance conditions, as follows:

Strategic Performance Goals	Percentage of Base RSUs to Vest Upon Achievement of Goal	Base Number of RSUs Granted Before TSR Multiplier
Product Goals
Approval of GALNS in the U.S. or EU prior to December 31, 2015	35%	355,250
Approval of PEG-PAL or any other non-GALNS product in the U.S. or EU prior to December 31, 2015	25%	253,750
Financial Goal
Total revenues of at least $775.0 million in fiscal 2015	40%	406,000

		1,015,000

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

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company utilized a Monte Carlo simulation model to estimate the TSR multiplier and determined the grant date fair value on each of the grant dates. The assumptions used to estimate the fair value of the RSUs with performance and market vesting conditions were as follows:

	Grant Date
	September 5, 2012	May 29, 2012	June 1, 2011
Fair value of the Company’s common stock on grant date	$37.45	$39.06	$28.11
Expected volatility	31.73%	44.87%	47.95%
Risk-free interest rate	0.37%	0.52%	1.42%
Dividend yield	0.0%	0.0%	0.0%

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

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. Accordingly, because the Company’s management has not yet determined the goals are probable of achievement as of September 30, 2012, no compensation expense has been recognized for these awards for the three and nine–month periods ended September 30, 2012 and 2011.

Compensation expense included in the Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$1,327	$1,334	$3,535	$3,864
Research and development	5,060	4,372	15,351	12,070
Selling, general and administrative	5,752	5,912	17,021	16,673

Total stock-based compensation expense	$12,139	$11,618	$35,907	$32,607

Stock-based compensation of $3.0 million and $4.0 million was capitalized into inventory for the nine months ended September 30, 2012 and 2011, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

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

The table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011
Options to purchase common stock	15,998	16,674	15,998	16,674
Common stock issuable under convertible debt	17,370	17,372	17,370	17,372
Unvested restricted stock units	1,297	1,033	1,256	1,001
Potentially issuable common stock for ESPP purchases	263	326	254	312
Common stock held by the Nonqualified Deferred Compensation Plan	233	173	233	173

Total	35,161	35,578	35,111	35,532

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Region:
United States	53%	53%	50%	49%
Europe	21%	21%	22%	23%
Latin America	14%	16%	15%	15%
Rest of world	12%	10%	13%	13%

Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the consolidated net product revenue attributed to the Company’s three largest customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	14%	16%	15%	17%
Customer B (1)	18%	21%	15%	18%
Customer C	11%	13%	12%	12%

Total	43%	50%	42%	47%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at September 30, 2012 and December 31, 2011 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the two largest customers accounted for 43% and 12% of the September 30, 2012 accounts receivable balance, respectively, compared to December 31, 2011 when the two largest customers accounted for 49% and 14% of the accounts receivable balance, respectively. As of September 30, 2012 and December 31, 2011, accounts receivable for the Company’s largest customer balance included $31.8 million and $31.0 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal and Greece are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries, may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In both the three and nine months ended September 30, 2012, approximately 4% of the Company’s net product revenues were from these countries. Additionally, approximately 9% of the Company’s outstanding accounts receivable at September 30, 2012 related to such countries.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2012

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal and Greece, the number of days past due and the total allowance for doubtful accounts related to each of these countries at September 30, 2012.

	Days Past Due
	< 180 Days	180 -360 Days	> 360 Days	Total Amount Past Due	Allowance for Doubtful Accounts
Italy	$0	$0	$0	$0	$0
Spain	2,515	258	0	2,773	0
Portugal	0	0	0	0	0
Greece	0	0	341	341	341

Total	$2,515	$258	$341	$3,114	$341

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

(15) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $357.6 million as of September 30, 2012, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

(16) SUBSEQUENT EVENT

In October 2012, the Company entered into agreements with a third party to license the North American rights to market Firdapse. As part of the arrangement with the third-party licensee, the Company invested $5.0 million in the third-party and in exchange received an unsecured, non-interest bearing convertible promissory note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II Item 1A of this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total net product revenues	$126.3	$112.9	$365.5	$331.6
Cost of sales	24.6	22.4	65.3	62.5
Research and development expense	66.2	58.6	217.9	156.5
Selling, general and administrative expense	46.3	44.9	143.1	127.0
Net loss	(5.4)	(17.7)	(61.3)	(27.1)
Stock-based compensation expense	12.1	11.6	35.9	32.6

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of four approved products and multiple investigational product candidates. Our approved products are Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Firdapse (amifampridine phosphate) and Aldurazyme (laronidase).

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI) a debilitating life-threatening genetic disease for which no other drug treatment currently exists and is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and nine months ended September 30, 2012, totaled $62.5 million and $193.9 million, respectively, compared to $55.9 million and $176.8 million, respectively, for the three and nine months ended September 30, 2011.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and in the EU in December 2007 and December 2008, respectively. Kuvan net product revenues for the three and nine months ended September 30, 2012 totaled $36.4 million and $103.1 million, respectively, compared to $30.5 million and $86.0 million, respectively, for the three and nine months ended September 30, 2011, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country by country basis in the EU beginning in April 2010. Firdapse net product revenues for the three and nine months ended September 30, 2012 totaled $3.6 million and $10.8 million, respectively, compared to $3.5 million and $9.8 million, respectively, for the three and nine months ended September 30, 2011.

Aldurazyme (laronidase), which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S., the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three and nine months ended September 30, 2012 totaled $23.8 million and $57.7 million, respectively, compared to $23.0 million and $59.0 million, respectively for the three and nine months ended September 30, 2011.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	GALNS, an enzyme replacement therapy for the treatment of mucopolysaccharidosis Type IV or Morquio Syndrome Type A, a lysosomal storage disorder;

•	PEG-PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN-673, an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers; and

•	BMN-111, a peptide therapeutic for the treatment of achondroplasia, the leading cause of dwarfism.

We are conducting preclinical development of several other product candidates for genetic and other metabolic diseases, including BMN-190 for late infantile neuronal ceroid lipofuscinosis (LINCL), a lysosomal storage disorder primarily affecting the brain.

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of the active ingredient in Kuvan and Firdapse and third-party production costs related to final formulation and packaging services for all products and cost of royalties payable to third-parties for all products.

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

Intangible asset amortization and contingent consideration includes amortization expense related to our finite-lived intangible assets associated with marketing rights in the EU for Firdapse, impairment losses on intangible assets and changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in estimated probability adjustments, changes in estimated timing of when a milestone may be achieved and changes in assumed discount periods and rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash, cash equivalents, short-term investments and long-term investments totaled $533.2 million as of September 30, 2012, compared to $289.5 million as of December 31, 2011. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

Recent Accounting Pronouncements

See Note 3 of the accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three and nine months ended September 30, 2012 was $5.4 million and $61.3 million, respectively, compared to net loss of $17.7 million and $27.1 million, respectively, for the three and nine months ended September 30, 2011. The change in net loss was primarily a result of the following (in millions):

	Three Months	Nine Months
Net loss for the period ended September 30, 2011	$(17.7)	$(27.1)
Increased gross profit from product sales	11.2	31.1
Increased research and development expense	(7.6)	(61.4)
Increased selling, general and administrative expense	(1.5)	(16.2)
Decreased (increased) intangible asset amortization and contingent consideration expense	1.6	0.9
Absence of debt conversion expense	1.9	1.9
Impairment loss on intangible assets	0	(6.7)
Decreased income tax expense	4.3	13.4
Other individually insignificant fluctuations	2.4	2.8

Net loss for the period ended September 30, 2012	$(5.4)	$(61.3)

The increase in gross profit from product sales during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 was primarily a result of additional Naglazyme patients initiating therapy and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased development expenses for our GALNS, PEG-PAL, BMN-701 and BMN-673 programs. The increase in selling, general and administrative expense was primarily due to increased facility and employee related costs and the continued international expansion of Naglazyme.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Naglazyme	$62.5	$55.9	$6.6	$193.9	$176.8	$17.1
Kuvan	36.4	30.5	5.9	103.1	86.0	17.1
Firdapse	3.6	3.5	0.1	10.8	9.8	1.0
Aldurazyme	23.8	23.0	0.8	57.7	59.0	(1.3)

Total net product revenues	$126.3	$112.9	$13.4	$365.5	$331.6	$33.9

Gross profit by product was as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Naglazyme	$53.4	$46.4	$7.0	$165.6	$146.9	$18.7
Kuvan	30.7	25.5	5.2	86.6	71.9	14.7
Firdapse	2.9	2.9	0	8.8	8.2	0.6
Aldurazyme	14.7	15.7	(1.0)	39.2	42.1	(2.9)

Total gross profit	$101.7	$90.5	$11.2	$300.2	$269.1	$31.1

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Aldurazyme revenue reported by Genzyme	$48.3	$46.3	$2.0	$140.0	$136.4	$3.6

Royalties due from Genzyme	$19.7	$19.0	$0.7	$56.6	$53.0	$3.6
Incremental (previously recognized) Aldurazyme product transfer revenue	4.1	4.0	0.1	1.1	6.0	(4.9)

Total Aldurazyme net product revenues	$23.8	$23.0	$0.8	$57.7	$59.0	$(1.3)

Naglazyme net product revenues for the three and nine months ended September 30, 2012 totaled $62.5 million and $193.9 million, respectively, of which $54.1 million and $168.5 million, respectively, was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $0.2 million and negative by $1.4 million for the three and nine months ended September 30, 2012, respectively. Naglazyme gross margins for the three and nine months ended September 30, 2012 were 85% in both periods, compared to the three and nine months ended September 30, 2011 when Naglazyme gross margins were 83% in both periods. The increased Naglazyme gross margins for the three and nine months ended September 30, 2012 were consistent with expectations for the three and nine months ended September 30, 2012 as a result of our purchase of the Naglazyme royalty rights from SA Pathology in November 2011 and the price increase in the U.S. and Latin America that occurred in March 2012. Prior to the purchase, we licensed the intellectual property from SA Pathology to whom we paid a five percent royalty on net sales of Naglazyme. For additional discussion of the transaction see Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Net product revenue for Kuvan for the three and nine months ended September 30, 2012 was $36.4 million and $103.1 million, respectively, compared to $30.5 million and $86.0 million for the three and nine months ended September 30, 2011, respectively. Kuvan gross margins for the three and nine months ended September 30, 2012 were 84% in both periods, compared to the three and nine months ended September 30, 2011 when gross margins were 83% and 84%, respectively. Cost of goods sold for the three and nine months ended September 30, 2012 and 2011 reflect royalties paid to third-parties of 10%. Kuvan gross margins for the three and nine months ended September 30, 2012 were consistent with expectations and are not expected to fluctuate significantly in the future. The four percent royalties earned from Merck Serono’s net sales of Kuvan during the three and nine months ended September 30, 2012 were $0.5 million and $1.5 million, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2011, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenue for Firdapse during the three and nine months ended September 30, 2012 was $3.6 million and $10.8 million, respectively, compared to $3.5 million and $9.8 million for the three and nine months ended September 30, 2011, respectively. Firdapse gross margins for the three and nine months ended September 30, 2012 were 82% and 81%, respectively, compared to the three and nine months ended September 30, 2011 when gross margins were 83% in both periods. Cost of goods sold for the periods presented reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three and nine months ended September 30, 2012 decreased, compared to the three and nine months ended September 30, 2011 due to increased manufacturing costs and the depletion of previously expensed inventory. Firdapse gross margins for the three and nine months ended September 30, 2012 were consistent with expectations and are not expected to fluctuate significantly in the future.

During the three and nine months ended September 30, 2012, Aldurazyme gross margins were 62% and 68%, respectively, compared to 68% and 71% for the three and nine months ended September 30, 2011, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the three and nine months ended September 30, 2012 was $24.6 million and $65.3 million, respectively, compared to $22.4 million and $62.5 million, respectively, for the three and nine months ended September 30, 2011. The increase in cost of sales was primarily attributed to the increase in product sales, and the amortization of the cost of the Naglazyme royalty rights purchased in the fourth quarter of 2011 and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues. Additionally, Aldurazyme cost of goods sold during the nine months ended September 30, 2012 included a $0.8 million write-off of finished goods inventory in the first quarter of 2012.

Research and Development

Research and development expense increased to $66.2 million for the three months ended September 30, 2012, from $58.6 million for the three months ended September 30, 2011. Research and development expense increased to $217.9 million for the nine months ended September 30, 2012, from $156.5 million for the nine months ended September 30, 2011. The increases in research and development expense were primarily a result of the following (in millions):

	Three Months	Nine Months
Research and development expense for the period ended September 30, 2011	$58.6	$156.5
Increased GALNS for MPS IV A development expenses	8.4	33.9
Increased BMN-190 development expenses	3.3	7.3
Increased BMN-701 development expenses	0.4	6.7
Increased BMN-673 development expenses	0.7	2.8
Decreased BMN-111 development expenses	(3.4)	0
Decreased PEG-PAL development expenses	(3.5)	(0.3)
Decreased development expense related to commercial products	(1.9)	(0.7)
Increased stock-based compensation expense related to research and development	0.7	3.3
Decreased development expenses on early development stage programs	(0.8)	(1.9)
Increase in non-allocated research and development expenses and other net changes	3.7	10.3

Research and development expense for the period ended September 30, 2012	$66.2	$217.9

The increase in GALNS development expenses was attributed to increased clinical trial and manufacturing activities related to the product candidate. We expect research and development expense for our GALNS program to decrease in the remainder of 2012 as manufacturing activities were substantially completed in July 2012. The decrease in GALNS manufacturing costs will be partially offset by increased cost of the ongoing clinical trials. The increase BMN-673 and BMN-701 development expense was attributed to increased clinical trial activities related to these product candidates. The increase in BMN-190 development expense was attributed to increased pre-clinical activities related to this product candidate. The decrease in PEG-PAL development expense was attributed to the timing of purchases of materials to produce the drug substance for the clinical trial. The decrease in BMN-111 development expense was attributed to a decrease in pre-clinical activities related to this product candidate. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The increase in non-allocated research and development expense primarily includes increased research and development personnel costs that are not allocated to specific programs. We expect spending to increase as our GALNS, PEG-PAL, BMN-673, BMN-701, BMN-111 and BMN-190 programs progress through clinical trials and as pre-clinical and clinical activities for our early development stage programs increase. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments related to our approved products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

Selling, general and administrative expense increased to $46.3 million for the three months ended September 30, 2012, from $44.9 million for the three months ended September 30, 2011. Selling, general and administrative expense increased to $143.1 million for the nine months ended September 30, 2012, from $127.0 million for the nine months ended September 30, 2011. The increases in selling, general and administrative expenses were primarily a result of the following (in millions):

	Three Months	Nine Months
Selling, general and administrative expense for the period ended September 30, 2011	$44.9	$127.0
Net increase in corporate support and other administrative expenses	2.2	13.0
Increased sales and marketing expenses related to commercial products	1.7	4.3
(Decreased) increased GALNS pre-commercial expenses	(0.3)	1.0
Increased foreign exchange losses on unhedged transactions	(2.2)	(1.3)
Absence of bad debt expense	0	(0.9)

Selling, general and administrative expense for the period ended September 30, 2012	$46.3	$143.1

The increase in corporate support and other administrative costs was primarily comprised of increased employee related costs and facility costs. The increase in employee related costs was attributed to the increase in headcount. The increase in facility costs was primarily driven by the occupation of our new corporate headquarters in San Rafael, California. We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the U.S. commercialization activities for Kuvan and the administrative support of our expanding operations.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense is comprised of amortization of the European marketing rights for Firdapse, changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses and impairment loss on intangible assets. Changes in the fair value of contingent acquisition consideration payable result from updates to the assumed probability of achievement or timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Amortization of Firdapse European marketing rights	$0.8	$0.8	$0	$2.4	$2.4	$0
Impairment loss on intangible assets	0	0	0	6.7	0	6.7
Changes in the fair value of contingent acquisition consideration payable	0.6	2.2	(1.6)	(3.3)	(2.4)	(0.9)

Total intangible asset amortization and contingent consideration	$1.4	$3.0	$(1.6)	$5.8	$0	$5.8

In the first quarter of 2012, we recorded an impairment charge of $6.7 million related to the U.S. Firdapse in-process research and development (IPR&D) assets based on the status of business development efforts at the time and the related discounted cash flows that no longer supported the carrying-value of the IPR&D assets. The IPR&D assets impaired were associated with the marketing rights for Firdapse in the U.S. The change in the contingent consideration amount was due to changes in the fair value of contingent acquisition consideration payable resulting from changes in estimated probability and the estimated timing of when certain milestones may be achieved.

For additional discussion see Note 7 to the accompanying Condensed Consolidated Financial Statements.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the income/loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s income/loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the joint venture, with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $0.3 million for the three months ended September 30, 2012 compared to $0.6 million for the three months ended September 30, 2011. Equity in the loss of the joint venture for the nine months ended September 30, 2012 and 2011 was $1.0 million and $1.8 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.8 million and $1.8 million for the three and nine months ended September 30, 2012, compared to $0.7 million and $2.3 million for the three and months ended September 30, 2011, respectively. The reduced interest income during the nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 was primarily due to lower market interest rates. We expect that interest income will increase during the remainder of 2012 as compared to 2011 due to higher cash and investment balances resulting from the net proceeds received from the sale of 6.5 million shares of our common stock in June 2012.

Interest Expense

We incur interest expense on our convertible debt. Interest expense for the three and nine months ended September 30, 2012 was $1.8 million and $5.7 million, respectively, compared to $2.2 million and $6.5 million for the three and nine months ended September 30, 2011, respectively. The decrease in interest expense was attributed to the early conversion of $29.2 million in aggregate principal of our 2013 Notes in September 2011. We expect interest expense for the remainder of 2012 and the first quarter of 2013 to be approximately $1.7 million per quarter based on the amount of our outstanding debt at September 30, 2012. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.

Provision for (Benefit from) Income Taxes

During the three and nine months ended September 30, 2012 we recognized an income tax benefit of $6.4 million and $6.8 million, respectively, compared to an income tax benefit of $2.1 million and income tax expense of $6.6 million during the three and nine months ended September 30, 2011, respectively. The provision for income taxes for the three and nine months ended September 30, 2012 and 2011 consisted of state, federal and foreign current tax expense and deferred tax expense related to the utilization of our federal net operating loss carryforwards and a portion of our credit carryforwards. Our overall tax expense during the three and nine months ended September 30, 2012 was offset by deferred tax benefits from federal orphan drug credits earned during the periods. The current period provision was further reduced by the benefit related to stock option exercises during the nine months ended September 30, 2012. See Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion of the components of income tax expense.

Financial Position, Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. In June 2012, we sold 6,500,000 shares our common stock at a price of $36.28 per share in an underwritten public offering pursuant to an effective registration statement. We received net cash proceeds of $235.5 million from the public offering. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our financial condition as of September 30, 2012 and December 31, 2011 was as follows (in millions):

	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$181.3	$46.3	$135.0
Short-term investments	245.1	148.8	96.3
Long-term investments	106.8	94.4	12.4

Cash, cash equivalents and investments	$533.2	$289.5	$243.7

Current assets	$719.4	$469.8	$249.6
Current liabilities	134.9	94.1	40.8

Working capital	$584.5	$375.7	$208.8

Convertible debt	$348.3	$348.3	$0

Our cash flows for each of the nine months ended September 30, 2012 and 2011 is summarized as follows (in millions):

	2012	2011	Change
Cash and cash equivalents at the beginning of the period	$46.3	$88.1	$(41.8)
Net cash provided by operating activities	5.6	18.9	(13.3)
Net cash used in investing activities	(143.3)	(54.6)	(88.7)
Net cash provided by financing activities	272.7	18.9	253.8

Cash and cash equivalents at the end of the period	$181.3	$71.3	$110.0
Short-term and long-term investments	351.9	298.7	53.2

Cash, cash equivalents and investments	$533.2	$370.0	$163.2

Working Capital

Working capital was $584.5 million at September 30, 2012, an increase of $208.8 million from working capital of $375.7 million at December 31, 2011. The increase was primarily attributed to increases of $231.3 million in cash, cash equivalents and short-term investments resulting from net proceeds of $235.5 million from the public offering of our common stock in June 2012, $12.5 million in accounts receivable and $15.1 million in other current assets, offset by a decrease in inventory of $9.3 million, an increase of $17.4 million in accounts payable and accrued liabilities and the classification of the 2013 Notes as a current liability from long-term convertible debt based on their maturity in March 2013.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, Spain, Italy and Portugal are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of September 30, 2012, approximately 9% of our outstanding accounts receivable relate to such countries. See Note 14 of the accompanying Condensed Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2012 was $5.6 million, compared to cash provided by operating activities of $18.9 million during the nine months ended September 30, 2011. The decrease in cash provided by operating activities was primarily related to increased research and development expense that drove the increase in our net loss of $61.3 million, adjusted for non-cash items such as $33.4 million of depreciation and amortization expenses, $35.4 million of stock-based compensation expense, $6.7 million of impairment loss on intangible assets, $3.3 million decrease in the fair value of contingent acquisition consideration payable, $10.6 million decrease in deferred income taxes and $4.8 million of unrealized foreign exchange gain on forward foreign currency exchange contracts.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2012 was $143.3 million, compared to net cash used in investing activities of $54.6 million during the nine months ended September 30, 2011. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. The increase in net cash used in investing activities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increased net purchases of investment securities of $123.2 million, offset by a $33.9 million decrease in capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2012 was $272.7 million, compared to net cash provided by financing activities of $18.9 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our financing activities primarily included the June 2012 sale of our common stock and proceeds from the ESPP and stock option exercises. The net proceeds from the June 2012 public offering of our common stock were $235.5 million and proceeds from stock option exercises and ESPP contributions amounted to $37.7 million. See Note 4 to the accompanying Condensed Consolidated Financial Statements for additional discussion.

Other Information

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due March 2013 (the 2013 Notes) of which $23.4 million remains outstanding at September 30, 2012. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt does not contain a call provision included and we are unable to unilaterally redeem the remaining debt prior to maturity in 2013. The remaining $23.4 million of the 2013 Notes is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. However, we must repay the remaining debt prior to maturity if there is a qualifying change in control or termination of trading of our common stock.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes). The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion. Our $348.3 million of total convertible debt as of September 30, 2012 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

On October 23, 2009, we acquired Huxley Pharmaceuticals Inc. (Huxley), which has rights to Firdapse for a total purchase price of $37.2 million, of which $15.0 million was paid in cash and $22.2 million represented the acquisition date fair value of contingent acquisition consideration payable. In connection with the acquisition, we agreed to pay the Huxley stockholders additional consideration in future periods of up to $41.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and U.S. development milestones are met. During 2011, 2010 and 2009 we made milestone payments of $3.0 million, $6.5 million and $1.0 million, respectively, related to the attainment of development milestones.

On February 10, 2010, we acquired LEAD Therapeutics, Inc. (LEAD), which had the key compound now referred to as BMN-673, for a total purchase price of $39.1 million, of which $18.6 million was paid in cash and $20.5 million represented the acquisition date fair value of contingent acquisition consideration payable. We paid $3.0 million of the $18.6 million in cash during December 2009. In connection with the acquisition, we agreed to pay the LEAD stockholders additional consideration in future periods of up to $68.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. In October 2012, we paid the former LEAD stockholders $6.0 million for the attainment of a clinical milestone.

On August 17, 2010, we acquired ZyStor Therapeutics, Inc. (ZyStor), which had the compound now referred to as BMN-701, for a total purchase price of $35.9 million, of which $20.9 million was paid in cash and $15.6 million represented the acquisition date fair value of contingent acquisition consideration payable. In connection with the acquisition, we agreed to pay ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

Funding Commitments

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three and nine months ended September 30, 2012 and 2011 and during the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Program Inception
	2012	2011	2012	2011
GALNS for MPS IV A	$21.5	$13.1	$75.0	$41.1	$189.8
Naglazyme	2.7	2.7	8.4	7.7	160.9
Kuvan	3.3	3.6	11.1	9.2	137.8
Firdapse	0.8	2.4	4.6	8.3	24.9
BMN-673	2.7	2.0	8.1	5.3	23.8
BMN-701	5.1	4.7	17.2	10.5	37.2
BMN-111	2.3	5.7	10.1	10.1	29.9
BMN-190	3.5	0.2	7.9	0.6	14.5
PEG-PAL	5.3	8.8	21.3	21.6	107.7
Not allocated to specific major current projects	19.0	15.4	54.2	42.1	Not meaningful

Totals	$66.2	$58.6	$217.9	$156.5

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “ Risk Factors” included in Part II Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of Naglazyme, Aldurazyme, Kuvan and Firdapse; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.

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

We are also subject to contingent payments related to various development activities totaling approximately $357.6 million as of September 30, 2012, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2012 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on February 22, 2012.

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

* To obtain regulatory approval to market our products, preclinical studies and costly and lengthy preclinical and clinical trials are required and the results of the studies and trials are highly uncertain.

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

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period of time, which can range from nine months to three years or more. We also rely on independent third-party contract research organizations, or CROs, to perform most of our clinical studies and many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could adversely be impacted.

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

* If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we, or our contract manufacturers, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and international regulatory authorities, before and after product approval. Our manufacturing facilities have been approved by the FDA, the European Commission (EC), and health agencies in other countries for the manufacture of Aldurazyme and Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of Naglazyme, Kuvan, Firdapse and Aldurazyme have also been inspected and approved by various regulatory authorities.

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

In June 2012, we sold 6,500,000 shares of our common stock at a price of $36.28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received cash proceeds of approximately $235.5 million from the public offering. During the nine months ended September 30, 2012, we also received net proceeds of $37.7 million from stock option exercises and ESPP stock purchases. We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing if we need such funds, we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

Improvements in manufacturing processes typically are very difficult to achieve and are often very expensive and may require extended periods of time to develop and may require us to complete clinical trials to receive regulatory approval of any manufacturing improvements. If we contract for manufacturing services with an unproven process, our contractor is subject to the same uncertainties, high standards and regulatory controls, and may therefore experience difficulty if further process development is necessary.

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

We are subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and laws related to ensuring compliance. The federal health care program anti-kickback statute makes it illegal for any person, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal health care programs, such as Medicare and Medicaid. Under federal government regulations, certain arrangements, or safe harbors, are deemed not to violate the federal anti-kickback statute. However, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, although we seek to comply with these safe harbors. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

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

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, the state of California and several other states have passed laws that require pharmaceutical companies to comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the PhRMA Code on Interactions with Healthcare Professionals.

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

The filing of an ANDA application in respect to Kuvan could have an adverse impact on our stock price and litigation to enforce our patents is likely to cost a substantial amount and require significant management attention. If the patents covering Kuvan were not upheld in litigation or if the generic competitor is found to not infringe these patents, the resulting generic competition following the expiration of orphan exclusivity would have a material adverse effect on our revenue and results of operations.

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

Our future growth and success will depend in large part on our continued ability to attract, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

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

Product candidates that we are currently developing or may acquire in the future may be intended for patient populations that are significantly larger than any of MPS I, MPS VI, PKU or LEMS. In order to continue development and marketing of these products, if approved, we will need to significantly expand our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities and financial and administrative systems. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third-parties.

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

For the nine months ended September 30, 2012, approximately 4% of our net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece. Approximately, 9% of our total accounts receivable as of September 30, 2012 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1^	Employment Agreement with Jeffery R. Ajer dated September 5, 2012, previously filed with the Commission on September 5, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2^	Severance Agreement and Release of All Claims with Stephen Aselage, dated September 4, 2012, previously filed with the Commission on September 5, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 29, 2012	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

Exhibit Index

10.1^	Employment Agreement with Jeffery R. Ajer dated September 5, 2012, previously filed with the Commission on September 5, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2^	Severance Agreement and Release of All Claims with Stephen Aselage, dated September 4, 2012, previously filed with the Commission on September 5, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.