Form 10-Q
period 2013-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2013-04-29
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(415) 506-6700

(Registrant’s telephone number including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 139,010,175 shares of common stock, par value $0.001, outstanding as of April 19, 2013.

BIOMARIN PHARMACEUTICAL INC.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(In thousands of U.S. dollars, except per share amounts)

	March 31, 2013	December 31, 2012 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,380	$180,527
Short-term investments	247,502	270,211
Accounts receivable, net (allowance for doubtful accounts: $376 and $348, respectively)	120,345	109,066
Inventory	135,822	128,695
Current deferred tax assets	29,474	29,454
Other current assets	35,501	25,509

Total current assets	723,024	743,462
Noncurrent assets:
Investment in BioMarin/Genzyme LLC	679	1,080
Long-term investments	123,819	115,993
Property, plant and equipment, net	281,865	284,473
Intangible assets, net	172,016	162,980
Goodwill	54,975	51,543
Long-term deferred tax assets	226,757	225,501
Other assets	15,158	16,611

Total assets	$1,598,293	$1,601,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,008	$147,068
Convertible debt	0	23,365
Total current liabilities	144,008	170,433
Noncurrent liabilities:
Long-term convertible debt	109,849	324,859
Long-term contingent acquisition consideration payable	27,224	30,618
Long-term deferred tax liabilities	37,521	33,296
Other long-term liabilities	29,539	26,674

Total liabilities	348,141	585,880

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2013 and December 31, 2012: 138,873,207 and 125,809,162 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	139	126
Additional paid-in capital	1,833,831	1,561,890
Company common stock held by Nonqualified Deferred Compensation Plan	(5,715)	(6,603)
Accumulated other comprehensive income (loss)	1,155	(202)
Accumulated deficit	(579,258)	(539,448)

Total stockholders’ equity	1,250,152	1,015,763

Total liabilities and stockholders’ equity	$1,598,293	$1,601,643

(1)	December 31, 2012 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed, with the Securities and Exchange Commission (SEC) of February 26, 2013.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2013 and 2012

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	2013	2012
REVENUES:
Net product revenues	$127,344	$116,239
Collaborative agreement revenues	135	96
Royalty and license revenues	449	314

Total revenues	127,928	116,649
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	20,500	17,105
Research and development	83,743	73,834
Selling, general and administrative	51,050	45,248
Intangible asset amortization and contingent consideration	5,556	2,328

Total operating expenses	160,849	138,515

LOSS FROM OPERATIONS	(32,921)	(21,866)
Equity in the loss of BioMarin/Genzyme LLC	(401)	(734)
Interest income	718	505
Interest expense	(1,725)	(1,947)
Debt conversion expense	(10,420)	0
Other income	228	36

LOSS BEFORE INCOME TAXES	(44,521)	(24,006)
Benefit from income taxes	(4,711)	(34)

NET LOSS	$(39,810)	$(23,972)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.31)	$(0.21)

Weighted average common shares outstanding, basic and diluted	127,969	115,070

COMPREHENSIVE LOSS	$(38,453)	$(26,347)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(In thousands of U.S. dollars)

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,810)	$(23,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,564	10,598
Accretion of discount on investments	1,456	852
Equity in the loss of BioMarin/Genzyme LLC	401	734
Stock-based compensation	11,508	11,155
Impairment of intangible assets	0	6,704
Deferred income taxes	(43)	712
Excess tax benefit from stock option exercises	(128)	(18)
Unrealized foreign exchange loss on forward contracts	(364)	(1,878)
Changes in the fair value of contingent acquisition consideration payable	4,751	(5,181)
Debt conversion expense	10,420	0
Changes in operating assets and liabilities:
Accounts receivable, net	(11,279)	(989)
Inventory	(7,127)	6,054
Other current assets	(8,404)	(11,113)
Other assets	(1,016)	(6,040)
Accounts payable and accrued liabilities	(6,732)	3,826
Other long-term liabilities	2,774	1,385

Net cash used in operating activities	(32,029)	(7,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,826)	(6,179)
Maturities and sales of investments	82,531	74,037
Purchase of available-for-sale investments	(68,770)	(36,562)
Business acquisitions, net of cash acquired	(9,875)	0
Investments in BioMarin/Genzyme LLC	0	(1,258)

Net cash (used in) provided by investing activities	(7,940)	30,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP	24,355	13,679
Excess tax benefit from stock option exercises	128	18
Payments for debt conversion	(10,420)	0
Payment on maturity of 2013 convertible note	(98)	0
Repayment of capital lease obligations	(143)	(250)

Net cash provided by financing activities	13,822	13,447

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,147)	36,314
Cash and cash equivalents:
Beginning of period	$180,527	$46,272

End of period	$154,380	$82,586

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$1,998	$293
Cash paid for income taxes	646	1,739
Stock-based compensation capitalized into inventory	993	894
Depreciation capitalized into inventory	2,607	1,062
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued liabilities related to fixed assets	$(6,407)	$(3,149)
Conversion of convertible debt	238,277	0
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	2,315	0

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

Through March 31, 2013, the Company had accumulated losses of approximately $579.3 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at March 31, 2013 will be sufficient to meet the Company’s obligations for at least the next twelve months based on management’s current business plans. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2013, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except for Financial Accounting Standards Board (FASB) Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012, that are of significance or potential significance to the Company. ASU 2013-02 requires an entity to present either on the face of the statement where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. See Note 17 to the accompanying Condensed Consolidated Financial Statements for the expanded disclosures required by ASU 2013-02.

(5) ACQUISITION OF ZACHARON PHARMACEUTICALS, INC.

On January 4, 2013, the Company entered into a merger agreement with Zacharon Pharmaceuticals, Inc. (Zacharon), a private biotechnology company focused on developing small molecules targeting pathways of glycan and glycolipid metabolism for a total purchase price of $11.5 million.

In connection with its acquisition of Zacharon, the Company made an upfront payment of $9.7 million in cash to the Zacharon stockholders for all of the outstanding common stock of Zacharon, net of transaction costs of $0.8 million paid on behalf of the Zacharon stockholders. The Company also agreed to pay the Zacharon stockholders additional consideration in future periods of up to $134.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. The fair value of the contingent acquisition consideration payments was $1.9 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 4.7% and various probability factors. The range of outcomes and assumptions used to develop these estimates have been updated to estimate the fair value of the contingent consideration payable as of March 31, 2013 (see Note 14 to the accompanying Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The following table presents the allocation of the purchase consideration for the Zacharon acquisition, including the contingent acquisition consideration payable, based on fair value:

Upfront cash payments, net	$9,663
Contingent acquisition consideration payable	1,857

Total consideration	$11,520

Cash and cash equivalents	$560
Other current assets	216
Property, plant and equipment	398
Acquired deferred tax assets	1,904
Other assets	38
Intangible assets—In Process Research & Development (IPR&D)	11,680

Total identifiable assets acquired	$14,796

Accounts payable and accrued expenses	$(1,182)
Debt assumed	(1,313)
Deferred tax liability	(4,213)

Total liabilities assumed	$(6,708)

Net identifiable assets acquired	$8,088
Goodwill	3,432

Net assets acquired	$11,520

A substantial portion of the assets acquired consisted of intangible assets related to Zacharon’s SENSI-Pro assay. The Company determined that the estimated acquisition-date fair values of the intangible assets related to the SENSI-Pro assay was $11.7 million.

The $1.9 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss and tax credit carryforwards. The $4.2 million of deferred tax liabilities relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $3.4 million, which represents the amount of goodwill resulting from the acquisition. The Company believes that the goodwill primarily represents synergies expected from the acquisition and other benefits that do not qualify for separate recognition as acquired intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The Company recorded the goodwill in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date.

Zacharon’s results of operations prior to and since the acquisition date are insignificant to the Company’s Condensed Consolidated Financial Statements.

See Note 8 to the accompanying Condensed Consolidated Financial Statements for further discussion of the acquired intangible assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(6) INVESTMENTS

All investments were classified as available-for-sale at March 31, 2013 and December 31, 2012.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$40,459	$4	$(2)	$40,461
Corporate debt securities	255,781	349	(159)	255,971
Corporate equity securities	3,000	267	0	3,267
Commercial paper	65,005	31	(14)	65,022
U.S. Government agency securities	6,500	0	0	6,500
Greek government-issued bonds	48	52	0	100

Total	$370,793	$703	$(175)	$371,321

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$48,741	$14	$(1)	$48,754
Corporate debt securities	316,709	402	(211)	316,900
Corporate equity securities	3,000	0	(67)	2,933
U.S. Government agency securities	17,512	5	0	17,517
Greek government-issued bonds	48	52	0	100

Total	$386,010	$473	$(279)	$386,204

The fair values of available-for-sale securities by contractual maturity at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Maturing in one year or less	$247,502	$270,211
Maturing after one year through two years	123,819	115,993

Total	$371,321	$386,204

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2013, some of the Company’s investments were in an unrealized loss position. However, none of the underlying investments have been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

See Note 14 to the accompanying Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(7) GOODWILL

Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in the circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

The following table represents the changes in goodwill for the three months ended March 31, 2013:

Balance at December 31, 2012	$51,543
Addition of goodwill related to the acquisition of Zacharon	3,432

Balance at March 31, 2013	$54,975

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2013	December 31, 2012
Intangible assets:
Finite-lived intangible assets	$118,242	$118,242
Indefinite-lived intangible assets	75,369	63,689

Gross intangible assets:	193,611	181,931
Less: Accumulated amortization	(21,595)	(18,951)

Net carrying value	$172,016	$162,980

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of IPR&D assets related to both early and late stage product candidates purchased in the acquisitions of Huxley Pharmaceuticals Inc. (Huxley), LEAD Therapeutics, Inc. (LEAD), ZyStor Therapeutics, Inc. (ZyStor) and Zacharon.

Intangible assets related to IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. During the first quarter of 2012, the Company recorded an impairment charge of $6.7 million related to certain Firdapse IPR&D assets. These IPR&D assets were associated with marketing rights in the U.S. The Company was exploring strategic options for the Firdapse U.S. program, including the potential outlicense of rights in the U.S. In March 2012, the Company recognized an impairment charge based on the status of business development efforts at the time and the related discounted cash flow projections that no longer supported the carrying-value of the IPR&D intangible assets. The impairment charge was included in Intangible Asset Amortization and Contingent Consideration on the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012.

See Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information related to the Company’s intangible assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31, 2013	December 31, 2012
Leasehold improvements	$65,506	$65,918
Building and improvements	146,548	144,700
Manufacturing and laboratory equipment	79,834	79,915
Computer hardware and software	58,013	56,011
Furniture and equipment	11,231	11,143
Land	11,608	11,608
Construction-in-progress	66,672	64,300

	439,412	433,595
Less: Accumulated depreciation	(157,547)	(149,122)

Total property, plant and equipment, net	$281,865	$284,473

Depreciation expense for the three months ended March 31, 2013 and 2012 was $8.7 million and $8.4 million, respectively, of which $2.6 million and $1.1 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three months ended March 31, 2013 and 2012 was insignificant.

(10) INVENTORY

Inventory consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$13,314	$11,943
Work-in-process	75,543	71,443
Finished goods	46,965	45,309

Total inventory	$135,822	$128,695

Inventory as of March 31, 2013 includes $5.1 million of pre-launch Vimizim inventory. The Company must receive marketing approval from the FDA before the Vimizim inventory can be sold commercially. Inventory as of March 31, 2013 also includes $7.4 million of product manufactured using certain process and specification changes that have not yet received regulatory approval. The process and specification changes are required to be approved by the FDA before the product can be sold commercially however the Company expects to receive FDA approval and realize the costs of the inventory through future sales.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(11) SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$25,470	$23,993
Accrued accounts payable	44,338	43,156
Accrued vacation expense	10,045	8,403
Accrued compensation expense	15,417	27,530
Accrued interest expense	921	1,306
Accrued royalties payable	3,867	4,991
Accrued rebates payable	8,670	9,625
Other accrued operating expenses	4,279	6,179
Current portion of nonqualified deferred compensation liability	6,350	6,440
Value added taxes payable	2,005	2,072
Current portion of contingent acquisition consideration payable	20,766	10,764
Other	1,880	2,609

Total accounts payable and accrued liabilities	$144,008	$147,068

(12) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme product revenues, Aldurazyme royalty revenues, operating expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations follow below. See Note 14 to the accompanying Condensed Consolidated Financial Statements for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At March 31, 2013, the Company had 82 forward foreign currency exchange contracts outstanding to sell a total of 49.1 million Euros and two forward foreign currency exchange contracts outstanding to buy 2.4 million Brazilian Reais with expiration dates ranging from April 2013 through May 2014. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme, Firdapse and Aldurazyme sales and operating expenses denominated in the Brazilian Real. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of FASB Accounting Standards Codification (ASC) Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in the Brazilian Real related to changes in foreign currency exchange rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of Selling, General and Administrative expense in the Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2013, separate from the 84 contracts discussed above, the Company had two outstanding forward foreign currency exchange contracts to sell 35.2 million Euros and 3.4 million British Pounds, respectively, which were not designated as a hedge for accounting purposes and which will mature on April 30, 2013.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through May 2014. Over the next twelve months, the Company expects to reclassify $1.6 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives March 31, 2013		Liability Derivatives March 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$2,098	Accounts payable and accrued liabilities	$348
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	44

Total		$2,098		$392

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$205

Total		0		205

Total value of derivative contracts		$0		$597

	Asset Derivatives December 31, 2012		Liability Derivatives December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$1,463	Accounts payable and accrued liabilities	$1,078
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	368

Total		$1,463		$1,446

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$84	Accounts payable and accrued liabilities	$0

Total		84		0

Total value of derivative contracts		$1,547		$1,446

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 was as follows:

	Forward Foreign Currency Exchange Contracts
	2013	2012
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$1,561	$(4,373)
Net gain reclassified from accumulated OCI into income (2)	499	1,248
Net gain recognized in income (3)	105	481
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$901	$(863)

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense.
(4)	Classified as selling, general and administrative expense.

At March 31, 2013 and December 31, 2012, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $1.5 million and a loss of $0.2 million, respectively.

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

(13) CONVERTIBLE DEBT

In April 2007, the Company sold approximately $324.9 million of senior subordinated convertible notes due in April 2017 (the 2017 Notes), of which $109.8 million remains outstanding at March 31, 2013. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on April 23, 2017. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock. If a change of control occurs, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes.

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt, and in each of the three months ended March 31, 2013 and 2012, the Company recognized amortization expense of $0.2 million.

In March 2013, the Company entered into separate agreements with 13 of the existing holders of its 2017 Notes pursuant to which such holders converted $215.0 million in aggregate principal amount of the 2017 Notes into 10,560,164 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2017 Notes, the Company also made varying cash payments to each of the holders, totaling $12.0 million in the aggregate, of which $10.4 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013 and $1.6 million was for accrued interest. Additionally, the Company reclassified $2.3 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2017 Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

In March 2006, the Company sold $172.5 million of senior subordinated convertible notes due in March 2013 (the 2013 Notes), which fully matured as of March 31, 2013. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt was convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. The debt did not include a call provision and the Company was unable to unilaterally redeem the debt prior to maturity on March 29, 2013. Upon maturity of the remaining convertible notes outstanding in March 2013, the Company issued the requisite 1.4 million shares of common stock pursuant to the 2013 Notes to the bond holders, in exchange for $23.3 million in aggregate principal and paid one bond holder the par value at maturity in cash totaling $98.

The Company’s total fixed rate convertible debt outstanding was as follows:

	March 31, 2013	December 31, 2012
Fixed rate convertible debt on balance sheet	$109,849	$348,224
Fair value of fixed rate convertible debt	$337,789	$811,798

The fair value of our fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt for the three months ended March 31, 2013 was $1.5 million, compared to $1.7 million for the three months ended March 31, 2012.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(14) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income securities and foreign currency derivatives. The tables below present the fair value of these financial assets and liabilities determined using the following input levels.

	Fair Value Measurements at March 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$57,723	$0	$0	$57,723
Money market instruments	0	96,657	0	96,657

Total cash and cash equivalents	$57,723	$96,657	$0	$154,380

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$30,531	$0	$30,531
Corporate debt securities	0	148,682	0	148,682
Corporate equity securities	0	3,267	0	3,267
Commercial paper	0	65,022		65,022
Long-term:
Certificates of deposit	0	9,930	0	9,930
Corporate debt securities	0	107,289	0	107,289
U.S. Government agency securities	0	6,500	0	6,500
Greek government-issued bonds	0	100	0	100

Total available-for-sale securities	$0	$371,321	$0	$371,321

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$2,010	$0	$2,010
Forward foreign currency exchange contract asset (1)	0	2,098	0	2,098
Restricted investments (2)	0	3,578		3,578

Total other current assets	$0	$7,686	$0	$7,686

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$2,981	$0	$2,981
Restricted investments (2)	0	2,172	0	2,172

Total other assets	$0	$5,153	$0	$5,153

Total assets	$57,723	$480,817	$0	$538,540

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$4,340	$2,010	$0	$6,350
Forward foreign currency exchange contract liability (1)	0	553	0	553
Contingent acquisition consideration payable	0	0	20,766	20,766
Asset retirement obligation	0	0	205	205

Total current liabilities	$4,340	$2,563	$20,971	$27,874

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$8,222	$2,981	$0	$11,203
Forward foreign currency exchange contract liability (1)	0	44	0	44
Contingent acquisition consideration payable	0	0	27,224	27,224
Asset retirement obligation	0	0	3,730	3,730

Total other long-term liabilities	$8,222	$3,025	$30,954	$42,201

Total liabilities	$12,562	$5,588	$51,925	$70,075

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

	Fair Value Measurements at December 31, 2012
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$54,018	$0	$0	$54,018
Money market instruments	0	126,509	0	126,509

Total cash and cash equivalents	$54,018	$126,509	$0	$180,527

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$36,615	$0	$36,615
Corporate debt securities	0	222,147	0	222,147
Corporate equity securities	0	2,933	0	2,933
U.S. Government agency securities	0	8,516	0	8,516
Long-term:
Certificates of deposit	0	12,139	0	12,139
Corporate debt securities	0	94,753	0	94,753
U.S. Government agency securities	0	9,001	0	9,001
Greek government-issued bonds	0	100	0	100

Total available-for-sale securities	$0	$386,204	$0	$386,204

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$2,052	$0	$2,052
Forward foreign currency exchange contract asset (1)	0	1,547	0	1,547
Restricted investments (2)	0	2,243	0	2,243

Total other current assets	$0	$5,842	$0	$5,842

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$2,375	$0	$2,375
Restricted investments (2)	0	3,492	0	3,492

Total other assets	$0	$5,867	$0	$5,867

Total assets	$54,018	$524,422	$0	$578,440

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$6,440	$0	$0	$6,440
Forward foreign currency exchange contract liability (1)	0	1,078	0	1,078
Contingent acquisition consideration payable	0	0	10,764	10,764
Asset retirement obligation	0	0	1,685	1,685

Total current liabilities	$6,440	$1,078	$12,449	$19,967

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$5,041	$4,427	$0	$9,468
Forward foreign currency exchange contract liability (1)	0	368	0	368
Contingent acquisition consideration payable	0	0	30,618	30,618
Asset retirement obligation	0	0	2,192	2,192

Total other long-term liabilities	$5,041	$4,795	$32,810	$42,646

Total liabilities	$11,481	$5,873	$45,259	$62,613

(1)	See Note 12 to the accompanying Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments secure the Company’s irrevocable standby letter of credit obtained in connection with the Company’s new corporate facility lease agreements and certain commercial agreements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

There were no transfers between levels during the three months ended March 31, 2013.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its Greek government-issued bonds as Level 2 on March 31, 2013 and December 31 2012. See Note 6 to the accompanying Condensed Consolidated Financial Statements for further information regarding the Company’s financial instruments.

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

Contingent acquisition consideration payable at December 31, 2012	$41,382
Changes in the fair value of the contingent acquisitions	4,751
Addition of contingent consideration payable related to the Zacharon acquisition	1,857

Contingent acquisition consideration payable at March 31, 2013	$47,990

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. The Company’s asset retirement obligations were $3.9 million at March 31, 2013 and December 31, 2012.

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(15) STOCK-BASED COMPENSATION

On May 8, 2012, the Company’s Board of Directors approved the BioMarin Pharmaceutical Inc. 2012 Inducement Plan (2012 Inducement Plan), which provides for grants of up to 750,000 share-based awards to new employees including grants of restricted stock units and grants of options to purchase common stock at a price equal to the fair market value of such shares. The awards are substantially similar to those granted under the Company’s 2006 Share Incentive Plan as amended and restated on March 22, 2010 and as further amended on March 28, 2013 (2006 Share Incentive Plan). The 2012 Inducement Plan expires in May 2013.

In addition to the 2012 Inducement Plan, the Company’s stock-based compensation plans include the 2006 Share Incentive Plan and the Employee Stock Purchase Plan (ESPP). The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of March 31, 2013. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended March 31,
	2013	2012
Expected volatility	44%	46%
Dividend yield	0.0%	0.0%
Expected life	6.7 years	6.5 years
Risk-free interest rate	1.1%	1.1%

During the three months ended March 31, 2013, the Company granted 200,550 options with a weighted average option value of $25.36 per option.

The Company did not grant any new stock purchase rights under the ESPP during the three months ended March 31, 2013.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2013, the Company granted 44,305 RSUs with a weighted average fair market value of $55.59 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the approval of the Board of Directors, the Company granted RSU awards with performance and market-based vesting conditions during 2012 and 2011 to certain executive officers. As of March 31, 2013, these

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

awards provide for a base award of 875,000 RSUs (Base RSUs), with a weighted-average grant date fair value of $33.83. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines that achievement of strategic performance goal or goals is probable. Accordingly, because the Company’s management has not determined that the achievement of the goals is probable as of March 31, 2013, no compensation expense has been recognized for these awards for the three months ended March 31, 2013 and 2012.

Compensation expense included in the Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2013	2012
Cost of sales	$1,044	$873
Research and development	5,324	4,695
Selling, general and administrative	5,197	5,566

Total stock-based compensation expense	$11,565	$11,134

Stock-based compensation of $1.0 million and $0.9 million was capitalized into inventory for the three months ended March 31, 2013 and 2012, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(16) NET LOSS PER SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested restricted stock, common stock held by the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The table below presents potential shares of common stock that were excluded from the computation of diluted net loss per share as they were anti-dilutive using the treasury stock method (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	12,884	15,537
Common stock issuable under convertible debt	5,396	17,371
Unvested restricted stock units	1,375	1,425
Potentially issuable common stock for ESPP purchases	325	308
Common stock held by the Nonqualified Deferred Compensation Plan	202	153

Total number of potentially issuable shares	20,182	34,794

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(17) COMPREHENSIVE INCOME

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013.

Details about AOCI Components	Amount Reclassified from AOCI (Gain)/Loss	Condensed Consolidated Statement of Comprehensive Loss Classification
Gains on cash flow hedges:
Forward foreign currency exchange contracts	$472	Net product revenues
Forward foreign currency exchange contracts	27	Selling, general and administrative
	(180)	Provision for income taxes

	$319	Net loss

The following table summarizes changes in the accumulated balances for each component, of other comprehensive income/(loss), including current period other comprehensive income and reclassifications act of AOCI for the three months ended March 31, 2013.

	Gains/(Losses) on Cash Flow Hedges	Unrealized Gain/(Losses) on Available-for-sale Securities	Foreign Currency Translation Adjustments	Total
AOCI balance, net of tax at December 31, 2012	$(97)	$133	$(238)	$(202)
Other comprehensive income before reclassifications	1,317	210	149	1,676
Amounts reclassified from AOCI	(319)	0	0	(319)

Net increase in other comprehensive income	998	210	149	1,357

AOCI balance, net of tax at March 31, 2013	$901	$343	$(89)	$1,155

(18) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue—The Company considers there to be revenue concentration risks for regions where net product revenue exceeds ten percent of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions experience difficulties.

The table below summarizes net product revenue concentrations based on patient location for Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

	Three Months Ended March 31,
	2013	2012
Region:
United States	48%	43%
Europe	21%	25%
Latin America	16%	18%
Rest of world	15%	14%

Total net product revenue	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The following table illustrates the percentage of the consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended March 31,
	2013	2012
Customer A	15%	15%
Customer B (1)	13%	10%
Customer C	13%	16%
Customer D	10%	9%

Total	51%	50%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at March 31, 2013 and December 31, 2012 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, our three largest customers accounted for 40%, 12% and 11% of the March 31, 2013 accounts receivable balance, respectively, compared to December 31, 2012 when the two largest customers accounted for 51% and 13% of the accounts receivable balance, respectively. As of March 31, 2013 and December 31, 2012, accounts receivable for the Company’s largest customer balance included $28.9 million and $32.4 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal and Greece are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For the three months ended March 31, 2013, approximately 4% of the Company’s net product revenues were from these countries. Additionally, approximately 11% of the Company’s outstanding accounts receivable at March 31, 2013 related to such countries.

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal and Greece, the number of days past due and the total allowance for doubtful accounts related to each of these countries at March 31, 2013.

	Days Past Due				Allowance for Doubtful Accounts
	< 180 Days	180 —360 Days	> 360 Days	Total Amount Past Due
Italy	$0	$0	$0	$0	$0
Spain	2,022	1,058	105	3,185	0
Portugal	0	0	0	0	0
Greece	0	0	340	340	340

Total	$2,022	$1,058	$445	$3,525	$340

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(19) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $450.3 million as of March 31, 2013, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2013	2012
Total net product revenues	$127.3	$116.2
Cost of sales	20.5	17.1
Research and development expense	83.7	73.8
Selling, general and administrative expense	51.1	45.2
Intangible asset amortization and contingent consideration	5.6	2.3
Net income (loss)	(39.8)	(24.0)
Stock-based compensation expense	11.6	11.1

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists and which is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three months ended March 31, 2013 totaled $69.4 million compared to $68.6 million for the three months ended March 31, 2012.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and in the EU in December 2007 and December 2008, respectively. Our Kuvan net product revenues for the three months ended March 31, 2013 totaled $37.6 million compared to $32.0 million for the three months ended March 31, 2012.

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country-by-country basis in the EU beginning in April 2010. Firdapse net product revenues for each of the three months ended March 31, 2013 and 2012 totaled $3.6 million.

Aldurazyme (laronidase), which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S., the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Our Aldurazyme net product revenues for the three months ended March 31, 2013 totaled $16.7 million compared to $12.0 million for the three months ended March 31, 2012.

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

We are conducting or planning to conduct preclinical development of several other enzyme product candidates for genetic and other metabolic diseases, including BMN-190 for the treatment of late infantile neuronal ceroid lipofuscinosis (LINCL), a form of Batten disease.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash, cash equivalents, short-term investments and long-term investments totaled $525.7 million as of March 31, 2013, compared to $566.7 million as of December 31, 2012. We have historically financed our operations primarily through the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

Recent Accounting Pronouncements

See Note 4 of the accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2013 was $39.8 million compared to net loss of $24.0 million for the three months ended March 31, 2012. The increase in net loss was primarily a result of the following (in millions):

Net loss for the period ended March 31, 2012	$(24.0)
Increased gross profit from product sales	7.7
Increased research and development expense	(9.9)
Increased selling, general and administrative expense	(5.8)
Increased intangible asset amortization and contingent consideration expense	(10.0)
Absence of impairment loss on intangible assets	6.7
Increase in benefit from income taxes	4.7
Debt conversion expense	(10.4)
Other individually insignificant fluctuations	1.2

Net loss for the period ended March 31, 2013	$(39.8)

The increase in gross profit from product sales during the three months ended March 31, 2013, as compared to three months ended March 31, 2012, was primarily a result of additional Naglazyme patients initiating therapy and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased development expenses for our Vimizim, BMN-701, BMN-673 and PEG-PAL programs. The increase in selling, general and administrative expense was primarily due to increased sales and marketing expenses related to our commercial products and increased pre-commercial Vimizim expenses.

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Naglazyme	$69.4	$68.6	$0.8
Kuvan	37.6	32.0	5.6
Firdapse	3.6	3.6	0
Aldurazyme	16.7	12.0	4.7

Total net product revenues	$127.3	$116.2	$11.1

Gross profit by product was as follows (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Naglazyme	$59.7	$58.8	$0.9
Kuvan	31.6	26.2	5.4
Firdapse	2.8	3.0	(0.2)
Aldurazyme	12.7	11.1	1.6

Total gross profit	$106.8	$99.1	$7.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Aldurazyme revenue reported by Genzyme	$48.4	$45.9

Royalties earned from Genzyme	$19.3	$18.4
Incremental (previously recognized) Aldurazyme product transfer revenue	(2.6)	(6.4)

Total Aldurazyme net product revenues	$16.7	$12.0

Naglazyme net product revenues for the three months ended March 31, 2013 totaled $69.4 million, of which $60.1 million was earned from customers based outside the U.S. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $0.4 million for the three months ended March 31, 2013. Naglazyme gross margins for each of the three months ended March 31, 2013 and 2012 were 86%. Naglazyme gross margins for the three months ended March 31, 2013 were consistent with expectations.

Net product revenue for Kuvan for the three months ended March 31, 2013 was $37.6 million compared to $32.0 million for the three months ended March 31, 2012. Kuvan gross margins for the three months ended March 31, 2013 were 84% compared to the three months ended March 31, 2012 when gross margins were 82%. Cost of goods sold for the three months ended March 31, 2013 and 2012 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins for the three months ended March 31, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future. The 4% royalties earned from Merck Serono’s net sales of Kuvan for the three months ended March 31, 2013 were $0.4 million compared to $0.5 million for the three months ended March 31, 2012.

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

Net product revenue for Firdapse for each of the three months ended March 31, 2013 and 2012 was $3.6 million. Firdapse gross margins for the three months ended March 31, 2013 were 77% compared to the three months ended March 31, 2012 when gross margins were 82%. Cost of goods sold for the three months ended March 31, 2013 and 2012 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three months ended March 31, 2013 decreased compared to the three months ended March 31, 2012 due to increased manufacturing costs and the depletion of inventory manufactured prior to regulatory approval. Firdapse gross margins for the three months ended March 31, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future.

Aldurazyme gross margins were 76% for the three months ended March 31, 2013 compared to 93% for the three months ended March 31, 2012. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the three months ended March 31, 2013 was $20.5 million compared to $17.1 million for the three months ended March 31, 2012. The increase in cost of sales was primarily attributed to the increase in product sales and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Research and Development

We manage our research and development expense by identifying the research and development activities we anticipate will be performed during a given period and then prioritize efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other similar considerations. We continually review our pipeline and the development status of product candidates, and as necessary, reallocate resources among the research and development portfolio that we believe will best support the future growth of our business.

Research and development expense increased to $83.7 million for the three months ended March 31, 2013, from $73.8 million for the three months ended March 31, 2012. The increase in research and development expense was primarily a result of the following (in millions):

Research and development expense for the period ended March 31, 2012	$73.8
Increased BMN-701 development expenses	5.9
Increased development expenses on early development stage programs	5.5
Increased BMN-673 development expenses	2.3
Increased PEG-PAL development expenses	2.3
Increased BMN-190 development expenses	2.0
Increased stock-based compensation expense related to research and development	0.6
Decreased Vimizim development expenses	(2.7)
Decreased BMN-111 development expenses	(0.4)
Decrease in non-allocated research and development expenses and other net changes	(5.6)

Research and development expense for the period ended March 31, 2013	$83.7

The increase in BMN-701 and BMN-673 development expenses were attributed to increased clinical trial activities related to these product candidates. The increase in development expense on early stage programs is primarily attributed to the $2.0 million license fee paid in connection with the Factor VIII gene therapy program for Hemophilia A from University College London and St. Jude’s Children’s Research Hospital and development costs related to the Zacharon acquired programs. The increase in PEG-PAL development expense was attributed to an increase in clinical trial activity. The increase in BMN-190 development expense was attributed to increased pre-clinical activities related to this product candidate. During the first quarter of 2013, we re-evaluated the facts and circumstances supporting recoverability of prelaunch manufacturing costs related to Vimizim and concluded that recoverability was probable resulting in the capitalization of approximately $5.1 million pre-launch manufacturing costs during the three months ended March 31, 2013. Pre-launch Vimizim manufacturing costs incurred during the first quarter of 2012 were expensed to research and development expense as significant uncertainty existed over the recoverability of the costs. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees. The decrease in non-allocated research and development expense primarily includes increased research and development personnel and facility costs that are not allocated to specific programs.

For the remainder of 2013, we expect research and development spending to increase over 2012 levels due to our Vimizim, PEG-PAL, BMN-673, BMN-701, BMN-111 and BMN-190 programs progressing to more advanced phases of clinical studies as well as increased spending on pre-clinical and clinical activities for our early development stage programs. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with prelaunch manufacturing activities, and if it is determined that regulatory approval and recoverability are highly likely and therefore future revenues are expected, the costs related to prelaunch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as research and development expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

Selling, general and administrative expense increased to $51.1 million for the three months ended March 31, 2013, from $45.2 million for the three months ended March 31, 2012. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

Selling, general and administrative expense for the period ended March 31, 2012	$45.2
Increased sales and marketing expenses related to commercial products	4.0
Increased Vimizim pre-commercial expenses	1.1
Increased foreign exchange losses on unhedged transactions	1.0
Net decrease in corporate support and other administrative expenses	(0.2)

Selling, general and administrative expense for the period ended March 31, 2013	$51.1

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

	Three Months Ended March 31,
	2013	2012	Change
Amortization of Firdapse European marketing rights	$0.8	$0.8	$0
Impairment loss on intangible assets	0	6.7	(6.7)
Changes in the fair value of contingent acquisition consideration payable	4.8	(5.2)	10.0

Total intangible asset amortization and contingent consideration	$5.6	$2.3	$3.3

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

See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC includes our 50% share of the joint venture’s loss for the period. BioMarin/Genzyme LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the joint venture, with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $0.4 million for the three months ended March 31, 2013 compared to $0.7 million for the three months ended March 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.7 million for the three months ended March 31, 2013 compared to $0.5 million for the three months ended March 31, 2012. The increase in interest income during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 primarily due to higher cash and investment balances.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense for the three months ended March 31, 2013 was $1.7 million, compared to $1.9 million for the three months ended March 31, 2012. The decrease in interest expense is primarily attributed to the early conversion of $215.0 million in aggregate principal of the 2017 Notes in March 2013. In connection with the early conversion of the 2017 Notes, we recognized debt conversion expense of $10.4 million in March 2013. We expect interest expense to decrease in 2013, compared to 2012 due to the maturing of our 2013 Notes in March 2013 and the early conversion of a portion of the 2017 Notes. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Benefit from Income Taxes

During the three months ended March 31, 2013 we recognized an income tax benefit of $4.7 million, compared to an income tax benefit of $34,000 for the three months ended March 31, 2012. Income tax expense for the three months ended March 31, 2013 and 2012 consisted of state, federal and foreign current tax expense, which were offset by deferred tax benefits from federal orphan drug credits, R&D credits and California R&D credits. The provisions for the three months ended March 31, 2013 and 2012 were further reduced by the benefit related to stock option exercises during the three months ended March 31, 2013 and 2012. Additionally, the American Taxpayer Relief Act of 2012 (the Relief Act), was enacted on January 2, 2013. The Relief Act reinstated the Federal R&D credit retroactively to January 1, 2012. In accordance with ASC Topic 740, we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a deferred tax benefit of $1.9 million related to research and development expense incurred during 2012 as a discrete item during the three months ended March 31, 2013, which further increased our income tax benefit for the current period provision. See Note 19 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of the components of our provision for (benefit from) income taxes.

Financial Position, Liquidity and Capital Resources

We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, short-term and long-term investments supplemented by proceeds from equity or debt financings and loans or collaborative agreements with corporate partners, each to the extent necessary. We expect our current product revenue, cash, cash equivalents and short-term and long-term investments will meet our operating and capital requirements for at least the next twelve months based on our current business plans. This expectation could also change depending on how much we elect to spend on our development programs and for potential licenses and acquisitions of complementary technologies, products and companies. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. As of March 31, 2013, $22.7 million of our $525.7 million balance of cash, cash equivalents, and marketable securities was from foreign subsidiary operations and is intended to fund future foreign operations. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our financial condition as of March 31, 2013 and December 31, 2012 was as follows (in millions):

	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$154.4	$180.5	$(26.1)
Short-term investments	247.5	270.2	(22.7)
Long-term investments	123.8	116.0	7.8

Cash, cash equivalents and investments	$525.7	$566.7	$(41.0)

Current assets	$723.0	$743.5	$(20.5)
Current liabilities	144.0	170.4	(26.4)

Working capital	$579.0	$573.1	$5.9

Convertible debt	$109.8	$348.2	$(238.4)

Our cash flows for each of the three months ended March 31, 2013 and 2012 is summarized as follows (in millions):

	2013	2012	Change
Cash and cash equivalents at the beginning of the period	$180.5	$46.3	$134.2
Net cash used in operating activities	(32.0)	(7.2)	(24.8)
Net cash provided by (used in) investing activities	(7.9)	30.1	(38.0)
Net cash provided by financing activities	13.8	13.4	0.4

Cash and cash equivalents at the end of the period	$154.4	$82.6	$71.8
Short-term and long-term investments	371.3	205.1	166.2

Cash, cash equivalents and investments	$525.7	$287.7	$238.0

Cash, Cash Equivalents and Investments

The decrease in cash, cash equivalents and investments during the three months ended March 31, 2013 from December 31, 2012 was primarily attributed to the increase in cash used in operating activities, purchases of property, plant and equipment, the acquisition of Zacharon Pharmaceuticals, Inc., payments to holders of the 2017 Notes upon early conversion of the notes, offset by proceeds from employee stock option exercises.

Working Capital

Working capital was $579.0 million at March 31, 2013, an increase of $5.9 million from working capital of $573.1 million at December 31, 2012. The increase in working capital was attributed to the following:

Working capital at December 31, 2012	$573.1
Decreased cash, cash equivalents and short-term investments	(48.9)
Maturity of 2013 Notes on March 29, 2013	23.4
Decreased accounts payable and accrued liabilities	3.0
Net increase in other current operating assets	28.4

Working capital at March 31, 2013	$579.0

The decrease in cash, cash equivalents and short-term investments was primarily comprised of $32.0 million of cash used in operating activities, $9.9 million of net cash payments related to the Zacharon acquisition, $10.4 million paid to certain holders of the 2017 Notes in connection with the early conversion of $215.0 million in aggregate principal, offset by proceeds of $24.4 million from employee stock option exercises. The net increase in other current operating assets is primarily attributed to increases of $11.3 million, $7.1 million and $7.4 million in accounts receivable, inventory and prepaid expenses, respectively. The increase in accounts receivable is attributed to timing. The increase in inventory was primarily attributed to the capitalization of Vimizim pre-launch inventory. The increase in prepaid expenses was primarily comprised of increases in prepaid income taxes and prepaid insurance.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, Spain, Italy and Portugal are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

these countries. A significant or further decline in sovereign credit ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of March 31, 2013, approximately 11% of our outstanding accounts receivable relate to such countries. See Note 18 of our accompanying Condensed Consolidated Financial Statements for additional discussion.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2013 was $32.0 million, compared to cash used in operating activities of $7.2 million for the three months ended March 31, 2012. The increase in cash used in operating activities was primarily related to increased research and development expense that drove the increase in our net loss of $39.8 million adjusted for non-cash items such as $11.6 million of depreciation and amortization expenses, $11.5 million of stock-based compensation expense, $4.8 million increase in the fair value of contingent acquisition consideration payable and $31.8 million of net cash outflow related to changes in operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013 was $7.9 million compared to net cash provided by investing activities of $30.1 million during the three months ended March 31, 2012. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. The increase in net cash used in investing activities for the three months ended March 31, 2013 was primarily comprised of a $9.9 million increase in business acquisitions and a $5.6 million increase in capital expenditures, offset by a $23.7 million decrease in net purchases of available-for-sale investments.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $13.8 million, compared to net cash provided by financing activities of $13.4 million for the three months ended March 31, 2012. Historically, our financing activities primarily included payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from employee stock purchases under the ESPP and employee stock option exercises. The increase in net cash provided by financing activities for the three months ended March 31, 2013 was primarily attributed to an increase of $10.7 million in proceeds from employee stock option exercises, offset by a $10.4 million increase in debt conversion expense.

Other Information

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due March 2013 (the 2013 Notes), which fully matured as of at March 31, 2013. The debt was issued at face value and bears interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt did not contain a call provision and we were unable to unilaterally redeem the remaining debt prior to maturity in March 2013. Upon maturity of the 2013 Notes, we issued 1.4 million shares of our common stock pursuant to the terms of the 2013 Notes and paid a bond holder $98,000 in cash for the par value at maturity. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes) of which $109.8 million remains outstanding at March 31, 2013. The debt was issued at face value and bore interest at the rate of 1.875% per annum, payable semi-annually in cash. During the first quarter of 2013, we entered into separate agreements with 13 of the existing holders of the 2017 Notes pursuant to which such holders converted $215.0 million in aggregate principal of the 2017 Notes into 10,560,164 share of our common stock. In additional to issuing the requisite number of shares of common stock pursuant to the 2017 Notes, we also made varying cash payments to each of the holders, totaling $12.0 million in aggregate, of which $10.4 million was recognized as Debt Conversion Expense on our Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013. The remaining 2017 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. If a change of control occurs, we will pay a make whole premium by increasing the conversion rate applicable to the 2017 Notes. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our $109.8 million of total convertible debt as of March 31, 2013 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

On October 23, 2009, we acquired Huxley Pharmaceuticals Inc. (Huxley), which has rights to Firdapse for a total purchase price of $37.2 million, of which $15.0 million was paid in cash and $22.2 million represented the acquisition date fair value of contingent acquisition consideration payable. In connection with the acquisition, we agreed to pay the Huxley stockholders additional consideration in future periods of up to $41.9 million (undiscounted) in milestone payments if certain annual sales, cumulative sales and U.S. development milestones are met. During 2011, 2010 and 2009, we made milestone payments of $3.0 million, $6.5 million and $1.0 million, respectively, related to the attainment of development milestones.

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

On August 17, 2010, we acquired ZyStor, which had the compound now referred to as BMN-701, for a total purchase price of $35.9 million, of which $20.3 million was paid in cash and $15.6 million represented the acquisition date fair value of contingent acquisition consideration payable. In connection with the acquisition, we agreed to pay the ZyStor stockholders additional consideration in future periods of up to $93.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

On January 4, 2013, we acquired Zacharon Pharmaceuticals, Inc. (Zacharon), which focused on developing small molecules targeting pathways of glycan and glycolipid metabolism, for an upfront payment of $9.7 million. In connection with the acquisition, we agreed to pay the Zacharon stockholders additional consideration in future periods of up to $134.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three months ended March 31, 2013 and 2012 and the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended March 31,		Since Program Inception
	2013	2012
Vimizim	$22.0	$24.7	$233.8
Naglazyme	2.9	2.6	167.7
Kuvan	4.0	3.3	144.8
Firdapse	1.2	2.1	26.9
BMN-673	4.7	2.4	31.8
BMN-701	12.8	6.9	64.4
BMN-111	3.3	3.7	35.2
BMN-190	3.2	1.2	20.9
PEG-PAL	11.1	8.8	124.3
Not allocated to specific major current projects	18.5	18.1	Not meaningful

Totals	$83.7	$73.8

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of March 31, 2013 is presented in the table below (in millions).

	Payments Due by Period
	2013	2014	2015- 2016	2017- 2018	2019 and Thereafter	Total
Convertible debt and related interest	$2.1	$2.1	$4.1	$110.9	$0	$119.2
Operating leases	7.3	8.4	17.2	15.9	16.4	65.2
Research and development and purchase commitments	5.8	14.6	2.6	0	0	23.0

Total	$15.2	$25.1	$23.9	$126.8	$16.4	$207.4

We are also subject to contingent payments related to various development activities totaling approximately $450.3 million as of March 31, 2013, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2013 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2012 filed with the SEC on February 26, 2013.

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

*If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

As of March 31, 2013, we had cash, cash equivalents and short and long-term investments totaling $525.7 million. We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing if we need such funds, we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

*Government health care reform could increase our costs, and would adversely affect our revenue and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.

Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance; includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposed a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. For example, beginning in 2013, drug manufacturers are required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The CMS has issued a final rule that requires manufacturers to begin collecting required information on August 1, 2013 with the first reports due March 31, 2014 and publication of the reported data in a searchable form on a public website beginning September 30, 2014.

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

*Our business is affected by macroeconomic conditions.

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

For the three months ended March 31, 2013 approximately 4% of our net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece. Approximately 11% of our total accounts receivable as of March 31, 2013 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 29, 2013	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.
†	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.