Form 10-Q
period 2013-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2013-07-29
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-26727

BioMarin Pharmaceutical Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0397820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Lindaro Street, San Rafael, California	94901
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 140,105,591 shares of common stock, par value $0.001, outstanding as of July 19, 2013.

BIOMARIN PHARMACEUTICAL INC.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(In thousands of U.S. dollars, except per share amounts)

	June 30, 2013	December 31, 2012 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,445	$180,527
Short-term investments	225,116	270,211
Accounts receivable, net (allowance for doubtful accounts: $376 and $348, respectively)	115,063	109,066
Inventory	142,296	128,695
Current deferred tax assets	29,474	29,454
Other current assets	33,526	25,509

Total current assets	720,920	743,462
Noncurrent assets:
Investment in BioMarin/Genzyme LLC	1,001	1,080
Long-term investments	123,905	115,993
Property, plant and equipment, net	282,002	284,473
Intangible assets, net	168,434	162,980
Goodwill	54,975	51,543
Long-term deferred tax assets	235,400	225,501
Other assets	14,883	16,611

Total assets	$1,601,520	$1,601,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142,241	$147,068
Convertible debt	0	23,365

Total current liabilities	142,241	170,433
Noncurrent liabilities:
Long-term convertible debt	109,822	324,859
Long-term contingent acquisition consideration payable	23,261	30,618
Long-term deferred tax liabilities	37,182	33,296
Other long-term liabilities	30,756	26,674

Total liabilities	343,262	585,880

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2013 and December 31, 2012: 140,050,009 and 125,809,162 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	140	126
Additional paid-in capital	1,863,961	1,561,890
Company common stock held by Nonqualified Deferred Compensation Plan	(7,493)	(6,603)
Accumulated other comprehensive income (loss)	2,441	(202)
Accumulated deficit	(600,791)	(539,448)

Total stockholders’ equity	1,258,258	1,015,763

Total liabilities and stockholders’ equity	$1,601,520	$1,601,643

(1)	December 31, 2012 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the SEC) on February 26, 2013.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2013 and 2012

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Net product revenues	$132,400	$122,991	$259,744	$239,230
Collaborative agreement revenues	889	423	1,024	519
Royalty and license revenues	3,521	605	3,970	919

Total revenues	136,810	124,019	264,738	240,668
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	22,567	23,574	43,067	40,679
Research and development	85,661	77,812	169,404	151,646
Selling, general and administrative	50,656	51,539	101,706	96,787
Intangible asset amortization and contingent consideration	(2,022)	2,048	3,534	4,376

Total operating expenses	156,862	154,973	317,711	293,488

LOSS FROM OPERATIONS	(20,052)	(30,954)	(52,973)	(52,820)
Equity in the income (loss) of BioMarin/Genzyme LLC	(163)	102	(564)	(632)
Interest income	650	536	1,368	1,041
Interest expense	(603)	(1,925)	(2,328)	(3,872)
Debt conversion expense	0	0	(10,420)	0
Other income (expense)	(123)	(176)	105	(140)

LOSS BEFORE INCOME TAXES	(20,291)	(32,417)	(64,812)	(56,423)
Provision for (benefit from) income taxes	1,242	(411)	(3,469)	(445)

NET LOSS	$(21,533)	$(32,006)	$(61,343)	$(55,978)

NET LOSS PER SHARE, BASIC	$(0.15)	$(0.27)	$(0.46)	$(0.48)

NET LOSS PER SHARE, DILUTED	$(0.16)	$(0.27)	$(0.46)	$(0.48)

Weighted average common shares outstanding, basic	139,400	117,912	133,716	116,496

Weighted average common shares outstanding, diluted	139,596	117,912	133,716	116,496

COMPREHENSIVE INCOME (LOSS)	$(20,247)	$(29,868)	$(58,700)	$(56,215)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,343)	$(55,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,505	21,771
Accretion of discount on investments	2,829	1,738
Equity in the loss of BioMarin/Genzyme LLC	564	632
Stock-based compensation	25,848	23,424
Impairment of intangible assets	939	6,707
Deferred income taxes	(9,722)	143
Excess tax benefit from stock option exercises	(453)	(84)
Unrealized foreign exchange loss on forward contracts	(1,397)	(2,340)
Changes in the fair value of contingent acquisition consideration payable	984	(3,942)
Debt conversion expense	10,420	0
Changes in operating assets and liabilities:
Accounts receivable, net	(5,997)	4,089
Inventory	(13,601)	9,993
Other current assets	(6,359)	(14,176)
Other assets	(385)	(6,235)
Accounts payable and accrued liabilities	(7,695)	1,432
Other long-term liabilities	2,017	4,235

Net cash used in operating activities	(38,846)	(8,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,238)	(15,663)
Maturities and sales of investments	155,099	107,047
Purchase of available-for-sale investments	(118,181)	(212,471)
Business acquisitions, net of cash acquired	(9,875)	0
Investments in BioMarin/Genzyme LLC	(485)	(1,258)

Net cash provided by (used in) investing activities	4,320	(122,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP	39,795	27,286
Proceeds from public offering of common stock, net	0	235,444
Excess tax benefit from stock option exercises	453	84
Payments for debt conversion	(10,420)	0
Payment on maturity of 2013 convertible note	(98)	0
Repayment of capital lease obligations	(286)	(393)

Net cash provided by financing activities	29,444	262,421

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,082)	131,485
Cash and cash equivalents:
Beginning of period	$180,527	$46,272

End of period	$175,445	$177,757

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$3,033	$3,367
Cash paid for income taxes	11,388	4,914
Stock-based compensation capitalized into inventory	2,390	1,861
Depreciation capitalized into inventory	5,391	2,275
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(7,125)	$(1,170)
Conversion of convertible debt	238,304	0
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	2,315	0

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

Through June 30, 2013, the Company had accumulated losses of approximately $600.8 million. Management believes that the Company’s cash, cash equivalents and short-term and long-term investments at June 30, 2013 will be sufficient to meet the Company’s obligations for at least the next twelve months based on management’s current business plans. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(3) SIGNIFICANT ACCOUNTING POLICIES

Except for the clarification of the Company’s inventory policy below, there have been no material changes to the its significant accounting policies during the six months ended June 30, 2013, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Inventory

The Company values inventory at the lower of cost or net realizable value and determines the cost of inventory using the average-cost method. Inventories consist of currently marketed products and may contain certain products awaiting regulatory approval. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the likelihood that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process.

The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. In applying the lower of cost or net realizable value to pre-launch inventory, the Company estimates a range of likely commercial prices based on its comparable commercial products. Expired inventory is disposed of and the related costs are recognized as Cost of Sales in the Condensed Consolidated Statements of Comprehensive Loss.

Inventories Produced in Preparation for Product Launches

The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company believes are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. The Company also considers its historical experience with manufacturing and commercializing similar products and the relevant product candidate. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except for Financial Accounting Standards Board (FASB) Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, there have been no new accounting pronouncements or changes to accounting pronouncements during the period ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012, that are of significance or potential significance to the Company. ASU 2013-02 requires an entity to present either on the face of the financial statements where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. See Note 18 to the accompanying Condensed Consolidated Financial Statements for the expanded disclosures required by ASU 2013-02.

(5) ACQUISITION OF ZACHARON PHARMACEUTICALS, INC.

On January 4, 2013, the Company entered into a merger agreement with Zacharon Pharmaceuticals, Inc. (Zacharon), a private biotechnology company focused on developing small molecules targeting pathways of glycan and glycolipid metabolism for a total purchase price of $11.5 million.

In connection with its acquisition of Zacharon, the Company made an upfront payment of $9.7 million in cash to the Zacharon stockholders for all of the outstanding common stock of Zacharon, net of transaction costs of $0.8 million paid on behalf of the Zacharon stockholders. The Company also agreed to pay the Zacharon stockholders additional consideration in future periods of up to $134.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. The fair value of the contingent acquisition consideration payments was $1.9 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 4.7% and various probability factors. The range of outcomes and assumptions used to develop these estimates have been updated to estimate the fair value of the contingent consideration payable as of June 30, 2013 (see Note 14 to the accompanying Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable).

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

A substantial portion of the assets acquired consisted of intangible assets related to Zacharon’s SENSI-Pro assay. The Company determined that the estimated acquisition-date fair value of the intangible assets related to the SENSI-Pro assay was $11.7 million.

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

(6) INVESTMENTS

All investments were classified as available-for-sale at June 30, 2013 and December 31, 2012.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$38,295	$3	$0	$38,298
Corporate debt securities	235,628	169	(482)	235,315
Corporate equity securities	3,000	2,973	0	5,973
Commercial paper	62,791	53	0	62,844
U.S. Government agency securities	6,500	0	(18)	6,482
Greek government-issued bonds	48	61	0	109

Total	$346,262	$3,259	$(500)	$349,021

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The fair values of available-for-sale securities by contractual maturity at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Maturing in one year or less	$225,116	$270,211
Maturing after one year through two years	123,905	115,993

Total	$349,021	$386,204

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2013, some of the Company’s investments were in an unrealized loss position. However, none of the underlying investments have been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

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

The following table represents the changes in goodwill for the six months ended June 30, 2013:

Balance at December 31, 2012	$51,543
Addition of goodwill related to the acquisition of Zacharon	3,432

Balance at June 30, 2013	$54,975

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2013	December 31, 2012
Intangible assets:
Finite-lived intangible assets	$118,242	$118,242
Indefinite-lived intangible assets	74,430	63,689

Gross intangible assets:	192,672	181,931
Less: Accumulated amortization	(24,238)	(18,951)

Net carrying value	$168,434	$162,980

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

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
Leasehold improvements	$65,702	$65,918
Building and improvements	146,999	144,700
Manufacturing and laboratory equipment	84,258	79,915
Computer hardware and software	60,439	56,011
Furniture and equipment	12,053	11,143
Land	11,608	11,608
Construction-in-progress	68,211	64,300

	449,270	433,595
Less: Accumulated depreciation	(167,268)	(149,122)

Total property, plant and equipment, net	$282,002	$284,473

Depreciation expense for the three and six months ended June 30, 2013 was $9.4 million and $18.1 million, respectively, of which $2.8 million and $5.4 million was capitalized into inventory, respectively. Depreciation expense for the three and six months ended June 30, 2012 was $8.4 million and $16.8 million, respectively, of which $1.2 million and $2.3 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three and six months ended June 30, 2013 and 2012 was insignificant.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(10) INVENTORY

Inventory consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$14,828	$11,943
Work-in-process	72,464	71,443
Finished goods	55,004	45,309

Total inventory	$142,296	$128,695

Inventory as of June 30, 2013 and December 31, 2012 included $18.0 million and $0, respectively, of Vimizim raw materials and work-in-progress related to the pre-launch Vimizim manufacturing campaign. The Company believes that all material uncertainties related to the ultimate regulatory approval of Vimizim for commercial sale have been significantly reduced based on positive data from Phase 3 clinical trial results, successful pre-filing meetings with the Food and Drug Administration (FDA) for the Biologics License Application (BLA), the filing of the BLA with the FDA in the first quarter of 2013, and the filing of the Marketing Authorization Application (MAA) filed with the European Medicines Agency (EMA) in April 2013. In its evaluation, the Company also considered its historical experience with developing and commercially producing similar products.

Inventory as of June 30, 2013 and December 31, 2012 also included $8.7 million and $12.0 million, respectively, of product manufactured using certain process and specification changes that have not yet received regulatory approval. Although a product may have been approved by a regulatory agency, the process and specification changes must also be approved before product produced with the alternate processes and specifications can be sold commercially.

The Company expects to receive regulatory approval and has determined that it is probable that the Company will realize the future economic benefit associated with the costs of these inventories through future sales.

(11) SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$16,260	$23,993
Accrued accounts payable	52,098	43,156
Accrued vacation expense	10,409	8,403
Accrued compensation expense	18,229	27,530
Accrued royalties payable	4,496	4,991
Accrued rebates payable	10,712	9,625
Other accrued operating expenses	1,363	6,179
Current portion of nonqualified deferred compensation liability	1,760	6,440
Value added taxes payable	3,957	2,072
Current portion of contingent acquisition consideration payable	20,962	10,764
Other	1,995	3,915

Total accounts payable and accrued liabilities	$142,241	$147,068

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

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme product revenues, Aldurazyme royalty revenues, operating expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations discussed below. See Note 14 to the accompanying Condensed Consolidated Financial Statements for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At June 30, 2013, the Company had 79 forward foreign currency exchange contracts outstanding to sell a total of 72.5 million Euros with expiration dates ranging from July 2013 through December 2014. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme and Aldurazyme sales. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of FASB Accounting Standards Codification (ASC) Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in the Brazilian Real related to changes in foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of Selling, General and Administrative expense in the Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2013, separate from the 79 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 28.7 million Euros, which was not designated as a hedge for accounting purposes and which will mature on July 31, 2013.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through December 2014. Over the next twelve months, the Company expects to reclassify $0.8 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives June 30, 2013		Liability Derivatives June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$1,596	Accounts payable and accrued liabilities	$535
Forward foreign currency exchange contracts	Other assets	428	Other long- term liabilities	0

Total		$2,024		$535

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$129	Accounts payable and accrued liabilities	$0

Total		129		0

Total value of derivative contracts		$2,153		$535

	Asset Derivatives December 31, 2012		Liability Derivatives December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$1,463	Accounts payable and accrued liabilities	$1,078
Forward foreign currency exchange contracts	Other assets	0	Other long- term liabilities	368

Total		$1,463		$1,446

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$84	Accounts payable and accrued liabilities	$0

Total		84		0

Total value of derivative contracts		$1,547		$1,446

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(284)	$3,714	$1,370	$(659)
Net gain reclassified from accumulated OCI into income (2)	368	1,306	867	2,555
Net gain recognized in income (3)	99	54	204	535
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$(593)	$1,913	$308	$1,050

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense.
(4)	Classified as selling, general and administrative expense.

At June 30, 2013 and December 31, 2012, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $1.2 million and a loss of $0.2 million, respectively.

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

(13) CONVERTIBLE DEBT

In April 2007, the Company sold approximately $324.9 million of senior subordinated convertible notes due in April 2017 (the 2017 Notes), of which $109.8 million remains outstanding at June 30, 2013. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on April 23, 2017. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock. If a change of control occurs, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes.

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of $72 and $0.3 million for the three and six months ended June 30, 2013, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively.

In March 2013, the Company entered into separate agreements with 13 of the existing holders of its 2017 Notes pursuant to which such holders converted $215.0 million in aggregate principal amount of the 2017 Notes into 10,560,164 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2017 Notes, the Company also made varying cash payments to each of the holders, totaling $12.0 million in the aggregate, of which $10.4 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2013 and $1.6 million was for accrued interest. Additionally, the Company reclassified $2.3 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2017 Notes.

In March 2006, the Company sold $172.5 million of senior subordinated convertible notes due in March 2013 (the 2013 Notes), which fully matured on March 29, 2013. The debt was issued at face value and bore interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt was convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $16.58 per share, subject to adjustment in certain circumstances. The debt did not include a call provision and the Company was unable to unilaterally redeem the debt prior to maturity on March 29, 2013. Upon maturity of the remaining convertible notes outstanding in March 2013, the Company issued the requisite 1.4 million shares of common stock pursuant to the 2013 Notes to the bond holders, in exchange for $23.3 million in aggregate principal and paid one bond holder the par value at maturity in cash totaling $98.

The Company’s total fixed rate convertible debt outstanding was as follows:

	June 30, 2013	December 31, 2012
Fixed rate convertible debt on balance sheet	$109,822	$348,224
Fair value of fixed rate convertible debt	$323,975	$811,798

The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt for the three and six months ended June 30, 2013 was $0.5 million and $2.0 million, respectively, compared to $1.7 million and $3.3 million for the three months and six months ended June 30, 2012, respectively.

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

	Fair Value Measurements at June 30, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$120,608	$0	$0	$120,608
Money market instruments	0	54,837	0	54,837

Total cash and cash equivalents	$120,608	$54,837	$0	$175,445

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$29,568	$0	$29,568
Corporate debt securities	0	126,731	0	126,731
Corporate equity securities	0	5,973	0	5,973
Commercial paper	0	62,844	0	62,844
Long-term:
Certificates of deposit	0	8,730	0	8,730
Corporate debt securities	0	108,584	0	108,584
U.S. Government agency securities	0	6,482	0	6,482
Greek government-issued bonds	0	109	0	109

Total available-for-sale securities	$0	$349,021	$0	$349,021

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$31	$0	$31
Forward foreign currency exchange contract asset (1)	0	1,725	0	1,725
Restricted investments (2)	0	1,807	0	1,807

Total other current assets	$0	$3,563	$0	$3,563

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$3,009	$0	$3,009
Forward foreign currency exchange contract asset (1)	0	428	0	428
Restricted investments (2)	0	1,834	0	1,834

Total other assets	$0	$5,271	$0	$5,271

Total assets	$120,608	$412,692	$0	$533,300

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,729	$31	$0	$1,760
Forward foreign currency exchange contract liability (1)	0	535	0	535
Contingent acquisition consideration payable	0	0	20,962	20,962

Total current liabilities	$1,729	$566	$20,962	$23,257

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$9,216	$3,009	$0	$12,225
Contingent acquisition consideration payable	0	0	23,261	23,261
Asset retirement obligation	0	0	3,993	3,993

Total other long-term liabilities	$9,216	$3,009	$27,254	$39,479

Total liabilities	$10,945	$3,575	$48,216	$62,736

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

There were no transfers between levels during the three and six months ended June 30, 2013.

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

The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its Greek government-issued bonds as Level 2 on June 30, 2013 and December 31 2012. See Note 6 to the accompanying Condensed Consolidated Financial Statements for further information regarding the Company’s financial instruments.

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

Contingent acquisition consideration payable at December 31, 2012	$41,382
Changes in the fair value of the contingent acquisition consideration payable	984
Addition of contingent consideration payable related to the Zacharon acquisition	1,857

Contingent acquisition consideration payable at June 30, 2013	$44,223

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. The Company’s asset retirement obligations were $4.0 million at June 30, 2013 and $3.9 million at December 31, 2012.

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

(15) STOCK-BASED COMPENSATION

On May 8, 2012, the Company’s Board of Directors approved the BioMarin Pharmaceutical Inc. 2012 Inducement Plan (the 2012 Inducement Plan), which provided for grants of up to 750,000 share-based awards to new employees including grants of restricted stock units and grants of options to purchase common stock at a price equal to the fair market value of such shares. The awards granted under the 2012 Inducement Plan are substantially similar to those granted under the Company’s 2006 Share Incentive Plan as amended and restated on March 22, 2010 and as further amended on May 15, 2013 (the 2006 Share Incentive Plan). The 2012 Inducement Plan expired in May 2013 and no further awards will be made under the plan.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

In addition to the 2012 Inducement Plan, the Company’s stock-based compensation plans include the 2006 Share Incentive Plan and the Employee Stock Purchase Plan (the ESPP). The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2013. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	45%	45%	44%	45%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.6 years	6.5 years	6.6 years	6.5 years
Risk-free interest rate	1.3%	1.0%	1.3%	1.0%

During the six months ended June 30, 2013, the Company granted 2.2 million options with a weighted average option value of $30.45 per option.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
	2013	2012
Expected volatility	37%	31%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	0.1 – 0.2%	0.2 – 0.3%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2013, the Company granted 497,461 RSUs with a weighted average fair market value of $66.49 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the approval of the Board of Directors, the Company granted RSU awards with performance and market-based vesting conditions during 2012 and 2011 to certain executive officers. As of June 30, 2013, these awards provide for a base award of 860,000 RSUs (Base RSUs), with a weighted-average grant date fair value of $34.66. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines that achievement of strategic performance goal or goals is probable. Accordingly, because the Company’s management has not determined that the achievement of the goals is probable as of June 30, 2013, no compensation expense has been recognized for these awards for the three and six months ended June 30, 2013 and 2012.

Compensation expense included in the Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$1,130	$1,335	$2,174	$2,207
Research and development	6,381	5,468	11,705	10,290
Selling, general and administrative	6,418	5,834	11,615	11,268

Total stock-based compensation expense	$13,929	$12,637	$25,494	$23,765

Stock-based compensation of $2.4 million and $1.9 million was capitalized into inventory for the six months ended June 30, 2013 and 2012, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(16) INCOME TAXES

The Company has historically computed interim period tax expense by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of favorable U.S. permanent differences relative to the small amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in forecasted income. As such, the Company has computed U.S. tax expense for the three and six months ended June 30, 2013 using an actual year-to-date tax calculation. Foreign tax expense continues to be computed using a forecasted effective tax rate.

(17) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the ESPP, unvested restricted stock, common stock held by the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss, basic	$(21,533)	$(32,006)	$(61,343)	$(55,978)
Gain on Company common stock issued to the Nonqualified Deferred Compensation Plan	(1,277)	0	0	0

Net loss, diluted	$(22,810)	$(32,006)	$(61,343)	$(55,978)

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	139,400	117,912	133,716	116,496
Effect of dilutive securities:
Common stock issued to the Nonqualified Deferred Compensation Plan	196	0	0	0

Fully diluted weighted-average shares	139,596	117,912	133,716	116,496

Basic loss per common share	$(0.15)	$(0.27)	$(0.46)	$(0.48)

Diluted loss per common share	$(0.16)	$(0.27)	$(0.46)	$(0.48)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	13,940	16,529	13,940	16,529
Common stock issuable under convertible debt	5,394	17,370	5,394	17,370
Unvested restricted stock units	1,130	1,136	1,093	1,132
Potentially issuable common stock for ESPP purchases	313	258	306	256
Common stock held by the Nonqualified Deferred Compensation Plan	0	233	196	233

Total number of potentially issuable shares	20,777	35,526	20,929	35,520

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(18) COMPREHENSIVE INCOME

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013.

	Amount Reclassified from AOCI (Gain)/Loss
Details about AOCI Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Condensed Consolidated Statement of Comprehensive Loss Classification
Gains on cash flow hedges:
Forward foreign currency exchange contracts	$(355)	$(827)	Net product revenues
Forward foreign currency exchange contracts	(13)	(40)	Selling, general and administrative
	133	313	Provision for income taxes

	$(235)	$(554)	Net loss

The following table summarizes changes in the accumulated balances for each component, of other comprehensive income/(loss), including current period other comprehensive income and reclassifications act of AOCI, for the six months ended June 30, 2013.

	Gains/(Losses) on Cash Flow Hedges	Unrealized Gain/(Losses) on Available-for-sale Securities	Foreign Currency Translation Adjustments	Total
AOCI balance, net of tax at December 31, 2012	$(97)	$133	$(238)	$(202)
Other comprehensive income before reclassifications	1,358	1,638	201	3,197
Amounts reclassified from AOCI	(554)	0	0	(554)

Net increase in other comprehensive income (loss)	804	1,638	201	2,643

AOCI balance, net of tax at June 30, 2013	$707	$1,771	$(37)	$2,441

(19) REVENUE AND CREDIT CONCENTRATIONS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Region:
United States	49%	52%	49%	48%
Europe	22%	21%	21%	23%
Latin America	12%	13%	14%	16%
Rest of world	17%	14%	16%	13%

Total net product revenue	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

The following table illustrates the percentage of the consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	15%	16%	15%	16%
Customer B (1)	13%	17%	13%	14%
Customer C	9%	10%	11%	12%
Customer D	11%	9%	10%	9%

Total	48%	52%	49%	51%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at June 30, 2013 and December 31, 2012 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the Company’s two largest customers accounted for 40% and 13% of the June 30, 2013 accounts receivable balance, respectively, compared to December 31, 2012 when the two largest customers accounted for 51% and 13% of the accounts receivable balance, respectively. As of June 30, 2013 and December 31, 2012, accounts receivable for the Company’s largest customer balance included $25.2 million and $32.4 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal and Greece, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In both the three and six months ended June 30, 2013, approximately 4% of the Company’s net product revenues were from these countries. Additionally, approximately 12% of the Company’s outstanding accounts receivable at June 30, 2013 related to such countries.

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal and Greece, the number of days past due and the total allowance for doubtful accounts related to each of these countries at June 30, 2013.

	Days Past Due
	< 180 Days	180 —360 Days	> 360 Days	Total Amount Past Due	Allowance for Doubtful Accounts
Italy	$0	$0	$0	$0	$0
Spain	1,646	1,447	545	3,638	0
Portugal	142	0	0	142	0
Greece	0	0	345	345	345

Total	$1,788	$1,447	$890	$4,125	$345

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(Unaudited)

(20) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $437.6 million as of June 30, 2013, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year end December 31, 2012. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that we may issue in the future as well as other cautionary statements we have and may make. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total net product revenues	$132.4	$123.0	$259.7	$239.2
Cost of sales	22.5	23.6	43.0	40.7
Research and development expense	85.7	77.8	169.4	151.6
Selling, general and administrative expense	50.7	51.5	101.7	96.8
Intangible asset amortization and contingent consideration	(2.0)	2.0	3.5	4.4
Net loss	(21.5)	(32.0)	(61.3)	(56.0)
Stock-based compensation expense	13.9	12.6	25.5	23.8

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists and which is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and six months ended June 30, 2013 totaled $69.9 million and $139.3 million, respectively, compared to $62.9 million and $131.5 million for the three and six months ended June 30, 2012, respectively.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and in the EU in December 2007 and December 2008, respectively. Our Kuvan net product revenues for the three and six months ended June 30, 2013 totaled $40.9 million and $78.5 million, respectively, compared to $34.7 million and $66.7 million for the three and six months ended June 30, 2012, respectively.

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country-by-country basis in the EU beginning in April 2010. Firdapse net product revenues for each of the three and six months ended June 30, 2013 totaled $4.1 million and $7.7 million, respectively, compared to $3.6 million and $7.2 million for the three and six months ended June 30, 2012, respectively.

Aldurazyme (laronidase), which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S. and the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Our Aldurazyme net product revenues for the three and six months ended June 30, 2013 totaled $17.5 million and $34.2 million, respectively, compared to $21.8 million and $33.8 million for the three and six months ended June 30, 2012.

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

Research and development includes costs associated with the research and development of product candidates and post-marketing research commitments related to our approved products. These costs primarily include preclinical and clinical studies, personnel and raw materials costs associated with manufacturing product candidates, quality control and assurance, research and development facilities and regulatory costs.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $524.4 million as of June 30, 2013, compared to $566.7 million as of December 31, 2012. We have historically financed our operations primarily through our cash flows from operating activities, the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Except for the clarification of our inventory policy below, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

Inventory

We value inventory at the lower of cost or net realizable value and determine the cost of inventory using the average-cost method. Inventories consist of currently marketed products and may contain certain products awaiting regulatory approval. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the likelihood that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. In applying the lower of cost or net realizable value to pre-launch inventory, we estimate a range of likely commercial prices based on our comparable commercial products. Expired inventory is disposed of and the related costs are recognized as Cost of Sales in the Condensed Consolidated Statements of Comprehensive Loss.

Inventories Produced in Preparation for Product Launches

We capitalize inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that we believe are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and we have determined it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs. The factors considered by us in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. We closely monitor the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. We also consider our historical experience with manufacturing and commercializing similar products and the relevant product candidate. If we are aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however in evaluating whether to capitalize pre-launch inventory production costs, we consider the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2013 was $21.5 million, compared to a net loss of $32.0 million for the three months ended June 30, 2012. Our net loss of the six months ended June 30, 2013 was $61.3 million, compared to a net loss of $56.0 million for the six months ended June 30, 2012. The change in net income/loss was primarily a result of the following (in millions):

	Three Months	Six Months
Net loss for the period ended June 30, 2012	$(32.0)	$(56.0)
Increase (decrease) in provision for/benefit from income taxes	(1.7)	3.0
Increased gross profit from product sales	10.4	18.2
Decreased intangible asset amortization and contingent consideration expense	4.1	0.8
Increased royalty and license revenues	2.9	3.1
Increased research and development expense	(7.8)	(17.8)
Decreased (increased) selling, general and administrative expense	0.9	(4.9)
Debt conversion expense	0	(10.4)
Other individually insignificant fluctuations	1.7	2.7

Net loss for the period ended June 30, 2013	$(21.5)	$(61.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The increase in gross profit from product sales during the three and six months ended June 30, 2013, as compared to three and six months ended June 30, 2012, was primarily a result of additional Naglazyme patients initiating therapy globally and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased development expenses for our BMN-701, BMN-673 and PEG-PAL programs. The increase in selling, general and administrative expense during the six months ended June 30, 2013 was primarily due to increased sales and marketing expenses related to our commercial products and increased pre-commercial Vimizim expenses.

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Naglazyme	$69.9	$62.9	$7.0	$139.3	$131.5	$7.8
Kuvan	40.9	34.7	6.2	78.5	66.7	11.8
Firdapse	4.1	3.6	0.5	7.7	7.2	0.5
Aldurazyme	17.5	21.8	(4.3)	34.2	33.8	0.4

Total net product revenues	$132.4	$123.0	$9.4	$259.7	$239.2	$20.5

Gross profit by product was as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Naglazyme	$59.9	$53.5	$6.4	$119.6	$112.2	$7.4
Kuvan	34.7	29.7	5.0	66.3	55.9	10.4
Firdapse	3.3	2.9	0.4	6.1	5.9	0.2
Aldurazyme	12.0	13.4	(1.4)	24.7	24.5	0.2

Total gross profit	$109.9	$99.5	$10.4	$216.7	$198.5	$18.2

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Aldurazyme revenue reported by Genzyme	$53.6	$45.8	$7.8	$102.1	$91.7	$10.4

	Three Months Ended June 30,			Six Months Ended June 30,
Royalties earned from Genzyme	$21.2	$18.4	$2.8	$40.5	$36.8	$3.7
Incremental (previously recognized) Aldurazyme product transfer revenue	(3.7)	3.4	(7.1)	(6.3)	(3.0)	(3.3)

Total Aldurazyme net product revenues	$17.5	$21.8	$(4.3)	$34.2	$33.8	$0.4

Naglazyme net product revenues for the three and six months ended June 30, 2013 totaled $69.9 million and $139.3 million, respectively, of which $60.2 million and $120.3 million, respectively, was earned from customers based outside the U.S. The increase in Naglazyme net product revenues in the three and six months ended June 30, 2013 is attributed to new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $0.3 million and $0.9 million for the three and six months ended June 30, 2013, respectively. Naglazyme gross margins for the three and six months ended June 30, 2013 were 86% in both periods, compared to the three and six months ended June 30, 2012 when Naglazyme gross margins were 85% in both periods. Naglazyme gross margins for the three and six months ended June 30, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenue for Kuvan for the three and six months ended June 30, 2013 was $40.9 million and $78.5 million, respectively, compared to $34.7 million and $66.7 million for the three and six months ended June 30, 2012, respectively. The increase in Kuvan net product revenues in the three and six months ended June 30, 2013 is attributed to new patients initiating therapy. Kuvan gross margins for the three and six months ended June 30, 2013 were 85% and 84%, respectively, compared to the three and six months ended June 30, 2012 when gross margins were 86% and 84%, respectively. Cost of goods sold for the three and six months ended June 30, 2013 and 2012 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins for the three and six months ended June 30, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future. The 4% royalties earned from Merck Serono’s net sales of Kuvan for the three and six months ended June 30, 2013 were $0.6 million and $1.0 million, respectively, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2012, respectively.

The Hatch Waxman Act permits the FDA to approve abbreviated new drug applications, (ANDA), for generic versions of branded drugs. Pursuant to the Hatch-Waxman Act, other companies were able to file an ANDA for the active ingredient in Kuvan at any time after December 2011. If a generic competitor were to enter the market following the expiration of orphan exclusivity, it would have an adverse effect on our sales of Kuvan.

Net product revenue for Firdapse for three and six months ended June 30, 2013 was $4.1 million and $7.7 million, respectively, compared to $3.6 million and $7.2 million for the three and six months ended June 30, 2012, respectively. Firdapse gross margins for the three and six months ended June 30, 2013 were 80% and 79%, respectively, compared to the three and six months ended June 30, 2012 when gross margins were 80% and 81%, respectively. Cost of goods sold for the three and six months ended June 30, 2013 and 2012 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three and six months ended June 30, 2013 decreased compared to the three and six months ended June 30, 2012 due to increased manufacturing costs and the depletion of inventory manufactured prior to regulatory approval. Firdapse gross margins for the three and six months ended June 30, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future.

Aldurazyme gross margins were 69% and 72% for the three and six months ended June 30, 2013, respectively, compared to 61% and 72% for the three and six months ended June 30, 2012, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the three and six months ended June 30, 2013 was $22.5 million and $43.0 million, respectively, compared to $23.6 million and $40.7 million for the three and six months ended June 30, 2012, respectively. The increase in cost of sales was primarily attributed to the increase in product sales and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues.

Research and Development

We manage our research and development expense by identifying the research and development activities we anticipate will be performed during a given period and then prioritize efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other similar considerations. We continually review our pipeline and the development status of product candidates and, as necessary, reallocate resources among the research and development portfolio that we believe will best support the future growth of our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Research and development expense increased to $85.7 million for the three months ended June 30, 2013, from $77.8 million for the three months ended June 30, 2012. Research and development expense increased to $169.4 million for the six months ended June 30, 2013, from $151.6 million for the six months ended June 30, 2012. The increase in research and development expense was primarily a result of the following (in millions):

	Three Months	Six Months
Research and development expense for the period ended June 30, 2012	$77.8	$151.6
Increased BMN-701 development expenses	8.4	14.3
Increased BMN-673 development expenses	2.5	4.8
Increased PEG-PAL development expenses	5.9	8.2
Increased development expenses on early development stage programs	1.9	3.7
Increased BMN-190 development expenses	0.1	2.1
Increased stock-based compensation expense related to research and development	0.9	1.4
Decreased Vimizim development expenses	(9.0)	(11.7)
Increased (decreased) BMN-111 development expenses	0.3	(0.1)
Decrease in non-allocated research and development expenses and other net changes	(3.1)	(4.9)

Research and development expense for the period ended June 30, 2013	$85.7	$169.4

The increases in BMN-701 and BMN-673 development expenses were attributed to increased clinical trial activities related to these product candidates. The increase in development expense on early stage programs was primarily attributed to the $2.0 million license fee paid in connection with the Factor VIII gene therapy program for Hemophilia A from University College London and St. Jude’s Children’s Research Hospital and development costs related to the programs acquired from Zacharon Pharmaceuticals, Inc. (Zacharon). The increase in PEG-PAL development expense was attributed to an increase in clinical trial activity. The increase in BMN-190 development expense was attributed to increased pre-clinical activities related to this product candidate. During the first quarter of 2013, we evaluated the facts and circumstances supporting recoverability of pre-launch manufacturing costs related to Vimizim and concluded that recoverability was probable resulting in the capitalization of approximately $12.9 million and $18.0 million pre-launch manufacturing costs during the three and six months ended June 30, 2013, respectively. Pre-launch Vimizim manufacturing costs incurred during the three and six months ended June 30, 2012 were expensed to research and development expense as significant uncertainty existed over the recoverability of the costs. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees and an increase in the weighted-average fair value of the equity awards granted during 2013. The decrease in non-allocated research and development expense primarily includes increased research and development personnel and facility costs that are not allocated to specific programs.

For the remainder of 2013, we expect research and development spending to increase over 2012 levels due to our PEG-PAL, BMN-673, BMN-701, BMN-111 and BMN-190 programs progressing, including a few of those programs progressing to more advanced phases of clinical studies. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that regulatory approval and recoverability are highly likely and therefore future revenues are expected, the costs related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as research and development expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

Selling, general and administrative expense decreased to $50.7 million for the three months ended June 30, 2013, from $51.5 million for the three months ended June 30, 2012. Selling, general and administrative expense increased to $101.7 million for the six months ended June 30, 2013, from $96.8 million for the six months ended June 30, 2012. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

	Three Months	Six Months
Selling, general and administrative expense for the period ended June 30, 2012	$51.5	$96.8
Increased sales and marketing expenses related to commercial products	1.4	5.0
Increased Vimizim pre-commercial expenses	2.0	3.1
Increased stock-based compensation	0.6	0.3
Decreased foreign exchange losses on unhedged transactions	(1.0)	0
Net decrease in corporate support and other administrative expenses	(3.8)	(3.5)

Selling, general and administrative expense for the period ended June 30, 2013	$50.7	$101.7

We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the U.S. commercialization activities for Kuvan, pre-commercial activities for Vimizim and the administrative support of our expanding operations.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense is comprised of amortization of the European marketing rights for Firdapse, changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses and impairment loss (if any) on intangible assets. Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Amortization of Firdapse European marketing rights	$0.8	$0.8	$0	$1.6	$1.6	$0
Impairment loss on intangible assets	0.9	0	0.9	0.9	6.7	(5.8)
Changes in the fair value of contingent acquisition consideration payable	(3.7)	1.2	(4.9)	1.0	(3.9)	4.9

Total intangible asset amortization and contingent consideration	$(2.0)	$2.0	$(4.0)	$3.5	$4.4	$(0.9)

In the second quarter of 2013, we recorded an impairment charge of $0.9 million related to in-process research and development (IPR&D) assets related to acquired pre-clinical compounds based on the status of current development efforts and the related discounted cash flows that no longer supported the carrying-value of the IPR&D assets.

In the first quarter of 2012, we recorded an impairment charge of $6.7 million related to the U.S. Firdapse IPR&D assets based on the status of business development efforts at the time and the related discounted cash flows that no longer supported the carrying-value of the IPR&D assets. The IPR&D assets impaired were associated with the marketing rights for Firdapse in the U.S.

The changes in the fair value of the contingent acquisition consideration payable was primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations.

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

Equity in the loss of the joint venture totaled $0.2 million and for the three months ended June 30, 2013, compared to equity in the income of the joint venture of $0.1 million for the three months ended June 30, 2012. Equity in the loss of the joint venture totaled $0.6 million in both the six months ended June 30, 2013 and 2012.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2012, respectively. The increase in interest income during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 was primarily due to higher cash and investment balances.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense for the three and six months ended June 30, 2013 was $0.6 million and $2.3 million, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2012, respectively. The decrease in interest expense is attributed to the early conversion of $215.0 million in aggregate principal of the 2017 Notes in March 2013 and the maturity of the 2013 Notes in March 2013. In connection with the early conversion of the 2017 Notes, we recognized debt conversion expense of $10.4 million in March 2013. We expect interest expense to decrease in 2013, compared to 2012 due to the maturing of our 2013 Notes in March 2013 and the early conversion of a portion of the 2017 Notes. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Provision for (Benefit from) Income Taxes

During the three and six months ended June 30, 2013 we recognized a income tax expense of $1.2 million and income tax benefit of $3.5 million, respectively, compared to an income tax benefit of $0.4 million in each of the three and six months ended June 30, 2012. We have historically computed interim period tax expense by applying our forecasted effective tax rate to year-to-date earnings. However, due to significant amount of favorable U.S. permanent differences relative to the small amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in forecasted income. As such, we have computed U.S. tax expense for the three and six months ended June 30 using an actual year-to-date tax calculation. Foreign tax expense continues to be computed using a forecasted annual effective tax rate. The income tax benefit for the three months ended March 30, 2013 had previously been calculated using an estimate of the annual effective rate for the full fiscal year.

Income tax expense for the three and six months ended June 30, 2013 and 2012 consisted of state, federal and foreign current tax expense, which were offset by deferred tax benefits from federal orphan drug credits, federal R&D credits and California R&D credits. The provisions for the three and six months ended June 30, 2013 and 2012 were further reduced by the benefit related to stock option exercises during the three and six months ended June 30, 2013 and 2012. Additionally, the American Taxpayer Relief Act of 2012 (the Relief Act), was enacted on January 2, 2013. The Relief Act reinstated the federal R&D credit retroactively to January 1, 2012. In accordance with ASC Topic 740, we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a deferred tax benefit of $1.9 million related to R&D expenses incurred during 2012 as a discrete item during the six months ended June 30, 2013, which further increased our income tax benefit for the current period provision. These discrete benefits were offset by a $1.6 million increase in the valuation allowance related to California net operating losses that we believe are likely to expire unutilized. See Note 19 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of the components of our provision for (benefit from) income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. As of June 30, 2013, $80.3 million of our $524.4 million balance of cash, cash equivalents and marketable securities was from foreign subsidiary operations and is intended to fund future foreign operations. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Our financial condition as of June 30, 2013 and December 31, 2012 was as follows (in millions):

	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$175.4	$180.5	$(5.1)
Short-term investments	225.1	270.2	(45.1)
Long-term investments	123.9	116.0	7.9

Cash, cash equivalents and investments	$524.4	$566.7	$(42.3)

Current assets	$720.9	$743.5	$(22.6)
Current liabilities	142.2	170.4	(28.2)

Working capital	$578.7	$573.1	$5.6

Convertible debt	$109.8	$348.2	$(238.4)

Our cash flows for each of the six months ended June 30, 2013 and 2012 is summarized as follows (in millions):

	2013	2012	Change
Cash and cash equivalents at the beginning of the period	$180.5	$46.3	$134.2
Net cash used in operating activities	(38.8)	(8.6)	(30.2)
Net cash provided by (used in) investing activities	4.3	(122.3)	126.6
Net cash provided by financing activities	29.4	262.4	(233.0)

Cash and cash equivalents at the end of the period	$175.4	$177.8	$(2.4)
Short-term and long-term investments	349.0	346.8	2.2

Cash, cash equivalents and investments	$524.4	$524.6	$(0.2)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash, Cash Equivalents and Investments

The decrease in cash, cash equivalents and investments during the three months ended June 30, 2013 from December 31, 2012 was primarily attributed to the increase in cash used in operating activities, purchases of property, plant and equipment, the acquisition of Zacharon and payments to holders of the 2017 Notes upon early conversion of the notes, offset by proceeds from employee stock option exercises.

Working Capital

Working capital was $578.7 million at June 30, 2013, an increase of $5.6 million from working capital of $573.1 million at December 31, 2012. The increase in working capital was attributed to the following:

Working capital at December 31, 2012	$573.1
Decreased cash, cash equivalents and short-term investments	(50.2)
Maturity of 2013 Notes on March 29, 2013	23.4
Decreased accounts payable and accrued liabilities	4.8
Net increase in other current operating assets	27.6

Working capital at June 30, 2013	$578.7

The decrease in cash, cash equivalents and short-term investments was primarily comprised of $38.8 million of cash used in operating activities, $9.9 million of net cash payments related to the Zacharon acquisition and $10.4 million paid to certain holders of the 2017 Notes in connection with the early conversion of $215.0 million in aggregate principal, offset by proceeds of $39.8 million from employee stock option exercises. The net increase in other current operating assets is primarily attributed to increases of $6.0 million, $13.6 million and $8.1 million in accounts receivable, inventory and prepaid expenses, respectively. The increase in accounts receivable is attributed to timing. The increase in inventory was primarily attributed to the capitalization of Vimizim pre-launch inventory. The increase in prepaid expenses was primarily comprised of increases in prepaid income taxes and prepaid insurance.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of June 30, 2013, approximately 12% of our outstanding accounts receivable relate to such countries. See Note 19 of our accompanying Condensed Consolidated Financial Statements for additional discussion.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2013 was $38.8 million, compared to cash used in operating activities of $8.6 million for the six months ended June 30, 2012. The increase in cash used in operating activities was primarily related to increased research and development expense that drove the increase in our net loss of $61.3 million for the six months ended June 30, 2013 adjusted for non-cash items such as $24.5 million of depreciation and amortization expenses, $25.8 million of stock-based compensation expense and $32.0 million of net cash outflow related to changes in operating assets and liabilities, offset by $9.7 million of deferred income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2013 was $4.3 million compared to net cash used in investing activities of $122.3 million during the six months ended June 30, 2012. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures. The decrease in net cash used in investing activities for the six months ended June 30, 2013 was primarily comprised of a $142.3 million decrease in net purchases of investment securities, offset by a $9.9 million increase in business acquisitions and a $6.6 million increase in capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $29.4 million, compared to net cash provided by financing activities of $262.4 million for the six months ended June 30, 2012. Historically, our financing activities primarily included payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from employee stock purchases under the ESPP and employee stock option exercises. The decrease in net cash provided by financing activities for the six months ended June 30, 2013 was primarily attributed to a decrease of $235.4 million in proceeds from the public offering of our common stock that occurred in June 2012 and an increase of $10.4 million in debt conversion expense, offset by increased proceeds from stock option exercises and ESPP contribution of $12.5 million.

Other Information

In March 2006, we sold approximately $172.5 million of senior subordinated convertible notes due March 2013 (the 2013 Notes), which fully matured on March 29, 2013. The debt was issued at face value and bore interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt did not contain a call provision and we were unable to unilaterally redeem the remaining debt prior to maturity in March 2013. Upon maturity of the 2013 Notes, we issued 1.4 million shares of our common stock pursuant to the terms of the 2013 Notes and paid a bond holder $98,000 in cash for the par value at maturity. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes) of which $109.8 million remains outstanding at June 30, 2013. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. During the first quarter of 2013, we entered into separate agreements with 13 of the existing holders of the 2017 Notes pursuant to which such holders converted $215.0 million in aggregate principal of the 2017 Notes into 10,560,164 share of our common stock. In addition to issuing the requisite number of shares of common stock pursuant to the 2017 Notes, we also made varying cash payments to each of the holders, totaling an aggregate of $12.0 million, of which $10.4 million was recognized as Debt Conversion Expense on our Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2013. The remaining 2017 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. If a change of control occurs, we will pay a make whole premium by increasing the conversion rate applicable to the 2017 Notes. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Our $109.8 million of total convertible debt as of June 30, 2013 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

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

On January 4, 2013, we acquired Zacharon Pharmaceuticals, Inc. (Zacharon), which focused on developing small molecules targeting pathways of glycan and glycolipid metabolism, for a net cash upfront payment of $9.7 million. In connection with the acquisition, we agreed to pay the Zacharon stockholders additional consideration in future periods of up to $134.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

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

•

if we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected; and

•

if we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline .

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three and six months ended June 30, 2013 and 2012 and the period since inception (March 1997 for the portion not allocated to any major program) were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2013	2012	2013	2012
Vimizim	$19.8	$28.8	$41.8	$53.5	$253.6
Naglazyme	3.2	3.1	6.1	5.7	170.9
Kuvan	3.9	4.5	7.9	7.8	148.7
Firdapse	1.8	1.7	3.0	3.8	28.7
BMN-673	5.5	3.0	10.2	5.4	37.3
BMN-701	13.6	5.2	26.4	12.1	78.0
BMN-111	4.4	4.1	7.7	7.8	39.6
BMN-190	3.3	3.2	6.5	4.4	24.2
PEG-PAL	13.1	7.2	24.2	16.0	137.4
Not allocated to specific major current projects	17.1	17.0	35.6	35.1	Not meaningful

Totals	$85.7	$77.8	$169.4	$151.6

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of June 30, 2013 is presented in the table below (in millions).

	Payments Due by Period
	2013	2014	2015- 2016	2017- 2018	2019 and Thereafter	Total
Convertible debt and related interest	$1.0	$2.1	$4.1	$110.9	$0	$118.1
Operating leases	4.6	8.4	17.3	16.0	20.3	66.6
Research and development and purchase commitments	17.6	3.0	2.6	0	0	23.2

Total	$23.2	$13.5	$24.0	$126.9	$20.3	$207.9

We are also subject to contingent payments totaling approximately $437.6 million as of June 30, 2013, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2013 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

As part of the recent reauthorization of the Prescription Drug User Fee Act (PDUFA), new biologics are included in a new product review program intended to enhance FDA-sponsor communications to lead to greater first-cycle approval decisions. As part of this program, applications for new biologics are subject to either a 12-month standard or 8-month priority review period that begins from the date of application submission. However, since this is a new product review program and no products have completed this new review process, the priority review period may take longer than eight months and the standard review period may take longer than 12 months. Similarly, although the EMA has an accelerated approval process, the timelines mandated by the regulations are subject to the possibility of substantial delays.

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

Our Naglazyme and Aldurazyme products, as well as certain of our product candidates, including Vimizim, are regulated by the FDA as biologics under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and the Public Health Service Act. Biologics require the submission of a Biologics License Application (BLA), and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Our products approved under BLAs, as well as products in development that may be approved under BLAs, could be reference products for such abbreviated BLAs.

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

Adverse or inconclusive clinical results would stop us from filing for regulatory approval of our product candidates. Additional factors that can cause delay or termination of our clinical trials include:

•	slow or insufficient patient enrollment;
•	slow recruitment of, and completion of necessary institutional approvals at, clinical sites;
•	longer treatment time required to demonstrate efficacy;
•	lack of sufficient supplies of the product candidate;
•	adverse medical events or side effects in treated patients;
•	lack of effectiveness of the product candidate being tested; and
•	regulatory requests for additional clinical trials or pre-clinical studies.

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

As of June 30, 2013, we had cash, cash equivalents and short and long-term investments totaling $524.4 million. We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing if we need such funds, we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance; included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” and imposed a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. For example, beginning in 2013, drug manufacturers are required to report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The CMS has issued a final rule that requires manufacturers to begin collecting required information on August 1, 2013 with the first reports due March 31, 2014 and publication of the reported data in a searchable form on a public website beginning September 30, 2014.

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

For the six months ended June 30, 2013 approximately 4% of our net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece. Approximately 12% of our total accounts receivable as of June 30, 2013 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Naglazyme, Aldurazyme, Kuvan and Firdapse;
•	manufacture, supply or distribution of Naglazyme, Aldurazyme, Kuvan and Firdapse;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	broad market fluctuations in the U.S., EU or in other parts of the world;
•	actual or anticipated fluctuations in our operating results; and
•	changes in company assessments or financial estimates by securities analysts.

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders’ meetings may only be called by our Board of Directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Additionally, our Board of Directors has the authority to issue shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1^	Form of Agreement Regarding Restricted Stock Units under the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as amended, previously filed with the Commission on May 16, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2^	BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as amended and restated on March 22, 2010, and as further amended on March 28, 2013, previously filed with the Commission on May 15, 2013 as Exhibit 4.5 to the Company’s Registration Statement on Form S-8, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: July 29, 2013	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1^	Form of Agreement Regarding Restricted Stock Units under the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as amended, previously filed with the Commission on May 16, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2^	BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, as amended and restated on March 22, 2010, and as amended on March 28, 2013, previously filed with the Commission on May 15, 2013 as Exhibit 4.5 to the Company’s Registration Statement on Form S-8, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.