Form 10-Q
period 2013-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2013-10-28
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,212,657 shares of common stock, par value $0.001, outstanding as of October 18, 2013.

BIOMARIN PHARMACEUTICAL INC.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(In thousands of U.S. dollars, except per share amounts)

	September 30, 2013	December 31, 2012 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,565	$180,527
Short-term investments	198,086	270,211
Accounts receivable, net (allowance for doubtful accounts: $376 and $348, respectively)	124,745	109,066
Inventory	148,684	128,695
Current deferred tax assets	32,238	29,454
Other current assets	28,161	25,509

Total current assets	713,479	743,462
Noncurrent assets:
Investment in BioMarin/Genzyme LLC	854	1,080
Long-term investments	147,771	115,993
Property, plant and equipment, net	285,664	284,473
Intangible assets, net	165,791	162,980
Goodwill	54,258	51,543
Long-term deferred tax assets	238,703	225,501
Other assets	14,010	16,611

Total assets	$1,620,530	$1,601,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$167,633	$147,068
Convertible debt	0	23,365

Total current liabilities	167,633	170,433
Noncurrent liabilities:
Long-term convertible debt	78,310	324,859
Long-term contingent acquisition consideration payable	26,500	30,618
Long-term deferred tax liabilities	37,190	33,296
Other long-term liabilities	34,411	26,674

Total liabilities	344, 044	585,880

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2013 and December 31, 2012: 142,200,995 and 125,809,162 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	142	126
Additional paid-in capital	1,926,133	1,561,890
Company common stock held by Nonqualified Deferred Compensation Plan	(7,451)	(6,603)
Accumulated other comprehensive income (loss)	11,473	(202)
Accumulated deficit	(653,811)	(539,448)

Total stockholders’ equity	1,276,486	1,015,763

Total liabilities and stockholders’ equity	$1,620,530	$1,601,643

(1)	December 31, 2012 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the SEC) on February 26, 2013.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Net product revenues	$134,330	$126,310	$394,074	$365,540
Collaborative agreement revenues	1,754	1,210	2,778	1,729
Royalty and license revenues	790	597	4,760	1,516

Total revenues	136,874	128,117	401,612	368,785
OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	28,054	24,619	71,121	65,298
Research and development	88,064	66,209	257,468	217,855
Selling, general and administrative	61,841	46,337	163,547	143,124
Intangible asset amortization and contingent consideration	9,639	1,443	13,173	5,819

Total operating expenses	187,598	138,608	505,309	432,096

LOSS FROM OPERATIONS	(50,724)	(10,491)	(103,697)	(63,311)
Equity in the loss of BioMarin/Genzyme LLC	(147)	(336)	(711)	(968)
Interest income	574	778	1,942	1,819
Interest expense	(526)	(1,837)	(2,854)	(5,709)
Debt conversion expense	(1,732)	0	(12,152)	0
Other income (expense)	239	125	344	(15)

LOSS BEFORE INCOME TAXES	(52,316)	(11,761)	(117,128)	(68,184)
Provision for (benefit from) income taxes	704	(6,404)	(2,765)	(6,849)

NET LOSS	$(53,020)	$(5,357)	$(114,363)	$(61,335)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.38)	$(0.04)	$(0.84)	$(0.52)

Weighted average common shares outstanding, basic and diluted	140,796	123,434	136,102	118,810

COMPREHENSIVE INCOME (LOSS)	$(43,988)	$(7,674)	$(102,688)	$(63,889)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,363)	$(61,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,880	33,438
Accretion of discount on investments	4,149	3,075
Equity in the loss of BioMarin/Genzyme LLC	711	968
Stock-based compensation	42,638	35,414
Impairment of intangible assets	939	6,707
Deferred income taxes	(19,212)	(10,610)
Excess tax benefit from stock option exercises	(335)	(96)
Unrealized foreign exchange loss on forward contracts	(1,692)	(4,846)
Changes in the fair value of contingent acquisition consideration payable	9,816	(3,325)
Debt conversion expense	12,152	0
Changes in operating assets and liabilities:
Accounts receivable, net	(15,679)	(12,451)
Inventory	(19,989)	9,293
Other current assets	(1,776)	(8,154)
Other assets	(307)	(6,905)
Accounts payable and accrued liabilities	11,362	15,825
Other long-term liabilities	5,368	8,625

Net cash provided by (used in) operating activities	(48,338)	5,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,440)	(30,676)
Maturities and sales of investments	232,625	165,459
Purchase of available-for-sale investments	(179,192)	(276,817)
Business acquisitions, net of cash acquired	(9,875)	0
Investments in BioMarin/Genzyme LLC	(485)	(1,258)

Net cash provided by (used in) investing activities	7,633	(143,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and ESPP	54,088	37,667
Proceeds from public offering of common stock, net	0	235,499
Excess tax benefit from stock option exercises	335	96
Payments for debt conversion	(12,152)	0
Payment on maturity of 2013 convertible note	(98)	0
Repayment of capital lease obligations	(430)	(535)

Net cash provided by financing activities	41,743	272,727

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,038	135,058
Cash and cash equivalents:
Beginning of period	$180,527	$46,272

End of period	$181,565	$181,330

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$3,238	$3,597
Cash paid for income taxes	13,165	5,591
Stock-based compensation capitalized into inventory	4,219	3,042
Depreciation capitalized into inventory	8,221	4,744
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$7,491	$1,488
Conversion of convertible debt	269,816	0
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	2,618	0

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

Through September 30, 2013, the Company had accumulated losses of approximately $653.8 million. Management believes that the Company’s cash, cash equivalents, short-term and long-term investments at September 30, 2013 and the proceeds from the convertible notes offering in October 2013 as discussed in Note 20, will be sufficient to meet the Company’s obligations for at least the next twelve months based on management’s current business plans. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transaction in Note 20.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(3) SIGNIFICANT ACCOUNTING POLICIES

Except for the clarification of the Company’s inventory policy below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2013, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except for Financial Accounting Standards Board (FASB) Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, there have been no new accounting pronouncements or changes to accounting pronouncements during the period ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012, that are of significance or potential significance to the Company. ASU 2013-02 requires an entity to present either on the face of the financial statements where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. See Note 17 to these Condensed Consolidated Financial Statements for the expanded disclosures required by ASU 2013-02.

(5) ACQUISITION OF ZACHARON PHARMACEUTICALS, INC.

On January 4, 2013, the Company entered into a merger agreement with Zacharon Pharmaceuticals, Inc. (Zacharon), a private biotechnology company focused on developing small molecules targeting pathways of glycan and glycolipid metabolism for a total purchase price of $11.5 million.

In connection with its acquisition of Zacharon, the Company made an upfront payment of $9.7 million in cash to the Zacharon stockholders for all of the outstanding common stock of Zacharon, net of transaction costs of $0.8 million paid on behalf of the Zacharon stockholders. The Company also agreed to pay the Zacharon stockholders additional consideration in future periods of up to $134.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met. The fair value of the contingent acquisition consideration payments was $1.9 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions included a discount rate of 4.7% and various probability factors. The range of outcomes and assumptions used to develop these estimates have been updated to estimate the fair value of the contingent consideration payable as of September 30, 2013. See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable.

The following table presents the final allocation of the purchase consideration for the Zacharon acquisition, including the contingent acquisition consideration payable, based on fair value. The final allocation includes an adjustment to goodwill and the deferred tax assets of approximately $0.7 million resulting from the finalization of Zacharon’s tax returns.

Cash and cash equivalents	$560
Other current assets	216
Property, plant and equipment	398
Acquired deferred tax assets	2,625
Other assets	38
Intangible assets—In Process Research & Development (IPR&D)	11,680

Total identifiable assets acquired	$15,517

Accounts payable and accrued expenses	$(1,182)
Debt assumed	(1,313)
Deferred tax liability	(4,217)

Total liabilities assumed	$(6,712)

Net identifiable assets acquired	$8,805
Goodwill	2,715

Net assets acquired	$11,520

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The $2.6 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss and tax credit carryforwards. The $4.2 million of deferred tax liabilities relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $2.7 million, which represents the amount of goodwill resulting from the acquisition. The Company believes that the goodwill primarily represents synergies expected from the acquisition and other benefits that do not qualify for separate recognition as acquired intangible assets. None of the goodwill is expected to be deductible for income tax purposes. The Company recorded the goodwill in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date.

Zacharon’s results of operations prior to and since the acquisition date are insignificant to the Company’s Condensed Consolidated Financial Statements.

See Note 8 to these Condensed Consolidated Financial Statements for further discussion of the acquired intangible assets.

(6) INVESTMENTS

All investments were classified as available-for-sale at September 30, 2013 and December 31, 2012.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$45,530	$3	$0	$45,533
Corporate debt securities	218,767	231	(256)	218,742
Corporate equity securities	3,000	17,333	0	20,333
Commercial paper	52,182	38	0	52,220
U.S. Government agency securities	8,900	1	0	8,901
Greek government-issued bonds	51	77	0	128

Total	$328,430	$17,683	$(256)	$345,857

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair values of available-for-sale securities by contractual maturity at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Maturing in one year or less	$198,086	$270,211
Maturing after one year through two years	147,771	115,993

Total	$345,857	$386,204

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2013, some of the Company’s investments were in an unrealized loss position. However, none of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

(7) GOODWILL

Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in the circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

The following table represents the changes in goodwill for the nine months ended September 30, 2013:

Balance at December 31, 2012	$51,543
Addition of goodwill related to the acquisition of Zacharon	2,715

Balance at September 30, 2013	$54,258

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2013	December 31, 2012
Intangible assets:
Finite-lived intangible assets	$118,242	$118,242
Indefinite-lived intangible assets	74,430	63,689

Gross intangible assets:	192,672	181,931
Less: Accumulated amortization	(26,881)	(18,951)

Net carrying value	$165,791	$162,980

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

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30, 2013	December 31, 2012
Leasehold improvements	$67,083	$65,918
Building and improvements	154,479	144,700
Manufacturing and laboratory equipment	88,865	79,915
Computer hardware and software	63,164	56,011
Furniture and equipment	12,152	11,143
Land	11,608	11,608
Construction-in-progress	64,756	64,300

	462,107	433,595
Less: Accumulated depreciation	(176,443)	(149,122)

Total property, plant and equipment, net	$285,664	$284,473

Depreciation expense for the three and nine months ended September 30, 2013 was $9.2 million and $27.3 million, respectively, of which $2.8 million and $8.2 million was capitalized into inventory, respectively. Depreciation expense for the three and nine months ended September 30, 2012 was $8.9 million and $25.7 million, respectively, of which $2.5 million and $4.7 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for the three and nine months ended September 30, 2013 and 2012 was insignificant.

(10) INVENTORY

Inventory consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$15,350	$11,943
Work-in-process	80,996	71,443
Finished goods	52,338	45,309

Total inventory	$148,684	$128,695

Inventory as of September 30, 2013 and December 31, 2012 included $32.7 million and $0, respectively, of Vimizim raw materials and work-in-progress related to the pre-launch Vimizim manufacturing campaign. The Company believes that all material uncertainties related to the ultimate regulatory approval of Vimizim for commercial sale have been significantly reduced based on positive data from Phase 3 clinical trial results, successful pre-filing meetings with the Food and Drug Administration (FDA) for the Biologics License Application (BLA), the filing of the BLA with the FDA in the first quarter of 2013, and the filing of the Marketing Authorization Application (MAA) filed with the European Medicines Agency (EMA) in April 2013. In its evaluation, the Company also considered its historical experience with developing and commercially producing similar products.

Inventory as of September 30, 2013 and December 31, 2012 also included $2.2 million and $12.0 million,

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

respectively, of product manufactured using certain process and specification changes that have not yet received regulatory approval. Although a product may have been approved by a regulatory agency, the process and specification changes must also be approved before product produced with the alternate processes and specifications can be sold commercially.

The Company expects to receive regulatory approval and has determined that it is probable that the Company will realize the future economic benefit associated with the costs of these inventories through future sales.

(11) SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$15,632	$23,993
Accrued accounts payable	58,666	43,156
Accrued vacation expense	9,717	8,403
Accrued compensation expense	28,574	27,530
Accrued royalties payable	5,279	4,991
Accrued rebates payable	10,147	9,625
Other accrued operating expenses	1,891	6,179
Current portion of nonqualified deferred compensation liability	1,559	6,440
Value added taxes payable	4,240	2,072
Current portion of contingent acquisition consideration payable	26,536	10,764
Other	5,392	3,915

Total accounts payable and accrued liabilities	$167,633	$147,068

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

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from Naglazyme product revenues, Aldurazyme royalty revenues, operating expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations are discussed below. See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At September 30, 2013, the Company had 58 forward foreign currency exchange contracts outstanding to sell a total of 57.1 million Euros with expiration dates ranging from October 31, 2013 through December 31, 2014. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme and Aldurazyme sales. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective within the meaning of FASB Accounting Standards Codification (ASC) Subtopic 815-30, Derivatives and Hedging-Cash Flow Hedges, in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in the Brazilian Real related to changes in foreign currency exchange rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of Selling, General and Administrative expense in the Condensed Consolidated Statements of Comprehensive Loss. At September 30, 2013, separate from the 58 contracts discussed above, the Company had one outstanding forward foreign currency exchange contract to sell 28.1 million Euros, which was not designated as a hedge for accounting purposes and which will mature on October 31, 2013.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through December 31, 2014. Over the next twelve months, the Company expects to reclassify $2.0 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions and operating expenses occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives September 30, 2013		Liability Derivatives September 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$1,674
Forward foreign currency exchange contracts	Other assets	0	Other long- term liabilities	131

Total		$0		$1,805

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$146

Total		0		146

Total value of derivative contracts		$0		$1,951

	Asset Derivatives December 31, 2012		Liability Derivatives December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$1,463	Accounts payable and accrued liabilities	$1,078
Forward foreign currency exchange contracts	Other assets	0	Other long- term liabilities	368

Total		$1,463		$1,446

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$84	Accounts payable and accrued liabilities	$0

Total		84		0

Total value of derivative contracts		$1,547		$1,446

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(3,177)	$(3,952)	$(1,918)	$(4,612)
Net gain reclassified from accumulated OCI into income (2)	102	2,362	968	4,916
Net gain recognized in income (3)	10	218	214	753
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income (4)	$(1,437)	$(1,388)	$(1,129)	$1,286

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense.
(4)	Classified as selling, general and administrative expense.

At September 30, 2013 and December 31, 2012, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment were losses of $2.1 million and $0.2 million, respectively.

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

(13) CONVERTIBLE DEBT

In April 2007, the Company sold approximately $324.9 million of senior subordinated convertible notes due in April 2017 (the 2017 Notes), of which $78.3 million remains outstanding at September 30, 2013. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. The debt is convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. The debt does not include a call provision and the Company is unable to unilaterally redeem the debt prior to maturity on April 23, 2017. The Company also must repay the debt if there is a qualifying change in control or termination of trading of its common stock. If a change of control occurs, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes.

In connection with the placement of the 2017 Notes, the Company paid approximately $8.5 million in offering costs, which have been deferred and are included in other assets. The deferred offering costs are being amortized as interest expense over the life of the debt. The Company recognized amortization expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively.

In August 2013, the Company entered into separate agreements with three of the existing holders of its 2017 Notes pursuant to which such holders converted $31.5 million in aggregate principal amount of the 2017 Notes into 1,547,629 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2017 Notes, the Company also made varying cash payments to each of the holders, totaling $1.9 million in the aggregate, of which $1.7 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2013 and $0.2 million was for accrued interest. Additionally, the Company reclassified $0.3 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2017 Notes.

In March 2013, the Company entered into separate agreements with 13 of the existing holders of its 2017 Notes pursuant to which such holders converted $215.0 million in aggregate principal amount of the 2017 Notes into 10,560,164 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock pursuant to the 2017 Notes, the Company also made varying cash payments to each of the holders, totaling $12.0 million in the aggregate, of which $10.4 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2013 and $1.6 million was for accrued interest. Additionally, the Company reclassified $2.3 million of deferred offering costs to additional paid-in capital in connection with the conversion of the 2017 Notes.

In March 2006, the Company sold $172.5 million of senior subordinated convertible notes due in March 2013 (the 2013 Notes), which fully matured on March 29, 2013. The debt was issued at face value and bore interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt was convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

approximately $16.58 per share, subject to adjustment in certain circumstances. The debt did not include a call provision and the Company was unable to unilaterally redeem the debt prior to maturity on March 29, 2013. Upon maturity of the remaining convertible notes outstanding in March 2013, the Company issued the requisite 1,403,735 shares of common stock pursuant to the 2013 Notes to the bond holders, in exchange for $23.3 million in aggregate principal and paid one bond holder the par value at maturity in cash totaling $98.

The Company’s total fixed rate convertible debt outstanding was as follows:

	September 30, 2013	December 31, 2012
Fixed rate convertible debt on balance sheet	$78,310	$348,224
Fair value of fixed rate convertible debt	$280,387	$811,798

The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt for the three and nine months ended September 30, 2013 was $0.5 million and $2.5 million, respectively, compared to $1.7 million and $5.0 million for the three months and nine months ended September 30, 2012, respectively.

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

	Fair Value Measurements at September 30, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$170,717	$0	$0	$170,717
Money market instruments	0	10,848	0	10,848

Total cash and cash equivalents	$170,717	$10,848	$0	$181,565

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$31,061	$0	$31,061
Corporate debt securities	0	94,472	0	94,472
Corporate equity securities	0	20,333	0	20,333
Commercial paper	0	52,220	0	52,220
Long-term:
Certificates of deposit	0	14,472	0	14,472
Corporate debt securities	0	124,270	0	124,270
U.S. Government agency securities	0	8,901	0	8,901
Greek government-issued bonds	0	128	0	128

Total available-for-sale securities	$0	$345,857	$0	$345,857

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$49	$0	$49
Restricted investments (2)	0	2,528	0	2,528

Total other current assets	$0	$2,577	$0	$2,577

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$3,350	$0	$3,350
Restricted investments (2)	0	1,489	0	1,489

Total other assets	$0	$4,839	$0	$4,839

Total assets	$170,171	$364,121	$0	$534,838

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,510	$49	$0	$1,559
Forward foreign currency exchange contract liability (1)	0	1,820	0	1,820
Contingent acquisition consideration payable	0	0	26,536	26,536

Total current liabilities	$1,510	$1,869	$26,536	$29,915

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$12,468	$3,350	$0	$15,818
Forward foreign currency exchange contract liability (1)	0	131	0	131
Contingent acquisition consideration payable	0	0	26,500	26,500
Asset retirement obligation	0	0	4,014	4,014

Total other long-term liabilities	$12,468	$3,481	$30,514	$46,463

Total liabilities	$13,978	$5,350	$57,050	$76,378

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2012
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$54,018	$0	$0	$54,018
Money market instruments	0	126,509	0	126,509

Total cash and cash equivalents	$54,018	$126,509	$0	$180,527

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$36,615	$0	$36,615
Corporate debt securities	0	222,147	0	222,147
Corporate equity securities	0	2,933	0	2,933
U.S. Government agency securities	0	8,516	0	8,516
Long-term:
Certificates of deposit	0	12,139	0	12,139
Corporate debt securities	0	94,753	0	94,753
U.S. Government agency securities	0	9,001	0	9,001
Greek government-issued bonds	0	100	0	100

Total available-for-sale securities	$0	$386,204	$0	$386,204

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$2,052	$0	$2,052
Forward foreign currency exchange contract asset (1)	0	1,547	0	1,547
Restricted investments (2)	0	2,243	0	2,243

Total other current assets	$0	$5,842	$0	$5,842

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$2,375	$0	$2,375
Restricted investments (2)	0	3,492	0	3,492

Total other assets	$0	$5,867	$0	$5,867

Total assets	$54,018	$524,422	$0	$578,440

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$6,440	$0	$0	$6,440
Forward foreign currency exchange contract liability (1)	0	1,078	0	1,078
Contingent acquisition consideration payable	0	0	10,764	10,764
Asset retirement obligation	0	0	1,685	1,685

Total current liabilities	$6,440	$1,078	$12,449	$19,967

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$5,041	$4,427	$0	$9,468
Forward foreign currency exchange contract liability (1)	0	368	0	368
Contingent acquisition consideration payable	0	0	30,618	30,618
Asset retirement obligation	0	0	2,192	2,192

Total other long-term liabilities	$5,041	$4,795	$32,810	$42,646

Total liabilities	$11,481	$5,873	$45,259	$62,613

(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments secure the Company’s irrevocable standby letter of credit obtained in connection with the Company’s new corporate facility lease agreements and certain commercial agreements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

There were no transfers between levels during the three and nine months ended September 30, 2013.

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

The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. Due to the continued volatility associated with market conditions in Greece and reduced trading activity in its sovereign debt, the Company classified its Greek government-issued bonds as Level 2 on September 30, 2013 and December 31 2012. See Note 6 to these Condensed Consolidated Financial Statements for further information regarding the Company’s financial instruments.

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

Contingent acquisition consideration payable at December 31, 2012	$41,382
Changes in the fair value of the contingent acquisition consideration payable	9,816
Addition of contingent consideration payable related to the Zacharon acquisition	1,857
Milestone payment to former LEAD shareholders	(19)

Contingent acquisition consideration payable at September 30, 2013	$53,036

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. The Company’s asset retirement obligations were $4.0 million at September 30, 2013 and $3.9 million at December 31, 2012.

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

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of September 30, 2013. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	44%	46%	44 – 45%	45 – 46%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.8 years	6.5 years	6.6-6.8 years	6.5 years
Risk-free interest rate	2.2%	0.9%	1.0 – 2.4%	0.8 – 1.1%

During the nine months ended September 30, 2013, the Company granted 2,403,722 million options with a weighted average option value of $30.62 per option.

The Company did not grant any new stock purchase rights under the ESPP during the three months ended September 30, 2013.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2013, the Company granted 558,231 RSUs with a weighted average fair market value of $66.74 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the approval of the Board of Directors, the Company granted RSU awards with performance and market-based vesting conditions during 2012 and 2011 to certain executive officers. As of September 30, 2013, these awards provide for a base award of 860,000 RSUs (Base RSUs), with a weighted-average grant date fair value of $34.66. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines that achievement of strategic performance goal or goals is probable. Accordingly, because the Company’s management has not determined that the achievement of the goals is probable as of September 30, 2013, no compensation expense has been recognized for these awards for the three and nine months ended September 30, 2013 and 2012.

Compensation expense included in the Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$1,489	$1,327	$3,663	$3,535
Research and development	7,116	5,060	18,821	15,351
Selling, general and administrative	7,600	5,752	19,214	17,021

Total stock-based compensation expense	$16,205	$12,139	$41,698	$35,907

Stock-based compensation of $4.2 million and $3.0 million was capitalized into inventory for the nine months ended September 30, 2013 and 2012, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(16) NET LOSS PER COMMON SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	13,421	15,998	13,421	15,998
Common stock issuable under convertible debt	3,846	17,370	3,846	17,370
Unvested restricted stock units	1,235	1,297	1,180	1,256
Potentially issuable common stock for ESPP purchases	290	263	282	254
Common stock held by the Nonqualified Deferred Compensation Plan	194	233	194	233

Total number of potentially issuable shares	18,986	35,161	18,923	35,111

See Note 20 to these Condensed Consolidated Financial Statements for additional discussion regarding potential common shares outstanding at September 30, 2013 had the issuance of the Company’s Senior Subordinated Convertible Notes due in October 2018 and 2020 occurred on or before September 30, 2013.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(17) COMPREHENSIVE INCOME

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013.

	Amount Reclassified from AOCI (Gain)/Loss
Details about AOCI Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Condensed Consolidated Statement of Comprehensive Loss Classification
Gains on cash flow hedges:
Forward foreign currency exchange contracts	$(101)	$(928)	Net product revenues
Forward foreign currency exchange contracts	0	(40)	Selling, general and administrative
	36	349	Provision for income taxes

	$(65)	$(619)	Net loss

The following table summarizes changes in the accumulated balances for each component, of other comprehensive income/(loss), including current period other comprehensive income and reclassifications act of AOCI, for the nine months ended September 30, 2013.

	Gains/(Losses) on Cash Flow Hedges	Unrealized Gain/(Losses) on Available-for-sale Securities	Foreign Currency Translation Adjustments	Total
AOCI balance, net of tax at December 31, 2012	$(97)	$133	$(238)	$(202)
Other comprehensive income before reclassifications	(606)	11,007	1,893	12,294
Amounts reclassified from AOCI	(619)	0	0	(619)

Net increase in other comprehensive income (loss)	(1,225)	11,007	1,893	11,675

AOCI balance, net of tax at September 30, 2013	$(1,322)	$11,140	$1,655	$11,473

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Region:
United States	54%	53%	51%	50%
Europe	21%	21%	21%	22%
Latin America	8%	14%	12%	15%
Rest of world	17%	12%	16%	13%

Total net product revenue	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Customer A	15%	14%	15%	15%
Customer B (1)	17%	18%	15%	15%
Customer C	4%	11%	8%	12%
Customer D	11%	9%	11%	9%

Total	47%	52%	49%	51%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at September 30, 2013 and December 31, 2012 were comprised of amounts due from customers for net product sales of Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the Company’s two largest customers accounted for 39% and 13% of the September 30, 2013 accounts receivable balance, respectively, compared to December 31, 2012 when the two largest customers accounted for 51% and 13% of the accounts receivable balance, respectively. As of September 30, 2013 and December 31, 2012, accounts receivable for the Company’s largest customer balance included $28.2 million and $32.4 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal and Greece, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In both the three and nine months ended September 30, 2013, approximately 4% of the Company’s net product revenues were from these countries. Additionally, approximately 12% of the Company’s outstanding accounts receivable at September 30, 2013 related to such countries.

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal and Greece, the number of days past due and the total allowance for doubtful accounts related to each of these countries at September 30, 2013.

	Days Past Due
	< 180 Days	180 —360 Days	> 360 Days	Total Amount Past Due	Allowance for Doubtful Accounts
Italy	$0	$0	$0	$0	$0
Spain	1,920	1,467	1,216	4,603	0
Portugal	267	0	0	267	0
Greece	0	0	359	359	359

Total	$2,187	$1,467	$1,575	$5,229	$359

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $438.4 million as of September 30, 2013, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $57.6 million relates to programs that are no longer being developed.

(20) SUBSEQUENT EVENT

On October 15, 2013, the Company completed an offering of $750.0 million in aggregate principal of senior subordinated convertible notes consisting of $375.0 million 0.75% Senior Subordinated Convertible Notes due in October 2018 (the 2018 Notes) and $375.0 million 1.50% Senior Subordinated Convertible Notes due in October 2020 (the 2020 Notes and collectively the Notes). The net proceeds from the offering were approximately $726.4 million, after deducting commissions and estimated offering expenses payable by the Company. The 2018 Notes and the 2020 Notes accrue interest at annual rates of 0.75% and 1.50%, respectively, with interest payable semiannually in arrears on April 15 and October 15 of each year beginning on April 15, 2014. The Notes are convertible, under certain circumstances, into cash, shares of the Company’s common stock or a combination at the Company’s election. The initial conversion rate is 10.6213 shares of common stock per $1,000 principal amount of Notes, representing the initial conversion price of approximately $94.15 per common share.

Concurrent with the issuance of the Notes, the Company used approximately $29.8 million of proceeds to enter into privately-negotiated capped call transactions with respect to 50% of the principal amount of the 2018 Notes and 50% of the principal amount of the 2020 Notes with certain of the underwriters of the Notes or their affiliates. The capped call transactions are generally expected to reduce potential dilution of the Company’s common stock upon conversion of the relevant Notes in excess of the principal amount of the Notes. The capped call transactions have a cap price of approximately $121.05, subject to certain adjustments under the terms of the capped call transactions.

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

You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that we may issue in the future as well as other cautionary statements we have made and may make. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total net product revenues	$134.3	$126.3	$394.1	$365.5
Cost of sales	28.1	24.6	71.1	65.3
Research and development expense	88.1	66.2	257.5	217.9
Selling, general and administrative expense	61.8	46.3	163.5	143.1
Intangible asset amortization and contingent consideration	9.6	1.4	13.2	5.8
Net loss	(53.0)	(5.4)	(114.4)	(61.3)
Stock-based compensation expense	16.2	12.1	41.7	35.9

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists and which is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and nine months ended September 30, 2013 totaled $63.2 million and $202.5 million, respectively, compared to $62.5 million and $193.9 million for the three and nine months ended September 30, 2012, respectively.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. and in the EU in December 2007 and December 2008, respectively. Our Kuvan net product revenues for the three and nine months ended September 30, 2013 totaled $43.6 million and $122.1 million, respectively, compared to $36.4 million and $103.1 million for the three and nine months ended September 30, 2012, respectively.

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country-by-country basis in the EU beginning in April 2010. Firdapse net product revenues for each of the three and nine months ended September 30, 2013 totaled $4.1 million and $11.8 million, respectively, compared to $3.6 million and $10.8 million for the three and nine months ended September 30, 2012, respectively.

Aldurazyme (laronidase), which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S. and the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Our Aldurazyme net product revenues for the three and nine months ended September 30, 2013 totaled $23.4 million and $57.7 million, respectively, compared to $23.8 million and $57.7 million for the three and nine months ended September 30, 2012.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	VimizimTM, formerly referred to as GALNS, an enzyme replacement therapy for the treatment of mucopolysaccharidosis Type IV or Morquio Syndrome Type A, a lysosomal storage disorder;

•	PEG-PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN-701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN-673, an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers;

•	BMN-111, a peptide therapeutic for the treatment of achondroplasia, the leading cause of dwarfism: and

•	BMN-190 for the treatment of late infantile neuronal ceroid lipofuscinosis, or CLN2, lysomal storage disorder primarily affecting the brain.

We are conducting or planning to conduct preclinical development of several other enzyme product candidates for genetic and other metabolic diseases and have recently licensed a Factor VIII gene therapy program for Hemophilia A from University College London and St. Jude’s Children’s Research Hospital.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $527.5 million as of September 30, 2013, compared to $566.7 million as of December 31, 2012. We have historically financed our operations primarily through our cash flows from operating activities, the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our October 2013 senior subordinated convertible note offering. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Except for the clarification of our inventory policy below, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

Results of Operations

Net Loss

Our net loss for the three months ended September 30, 2013 was $53.0 million, compared to a net loss of $5.4 million for the three months ended September 30, 2012. Our net loss for the nine months ended September 30, 2013 was $114.4 million, compared to a net loss of $61.3 million for the nine months ended September 30, 2012. The change in net loss was primarily a result of the following (in millions):

	Three Months	Nine months
Net loss for the period ended September 30, 2012	$(5.4)	$(61.3)
Increased research and development expense	(21.9)	(39.6)
Increased selling, general and administrative expense	(15.5)	(20.4)
Debt conversion expense	(1.7)	(12.2)
Decreased intangible asset amortization and contingent consideration expense	(8.2)	(7.4)
Decrease in provision for/benefit from income taxes	(7.1)	(4.1)
Increased gross profit from product sales	4.6	22.7
Increased royalty and license revenues	0.2	3.2
Other individually insignificant fluctuations	2.0	4.7

Net loss for the period ended September 30, 2013	$(53.0)	$(114.4)

The increase in gross profit from product sales during the three and nine months ended September 30, 2013, as compared to three and nine months ended September 30, 2012, was primarily a result of additional Naglazyme patients initiating therapy globally and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased development expenses for our BMN-701, BMN-673 and PEG-PAL programs. The increase in selling, general and administrative expense during the nine months ended September 30, 2013 was primarily due to increased sales and marketing expenses related to our commercial products and increased pre-commercial Vimizim expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended September 30,			Nine months Ended September 30,
	2013	2012	Change	2013	2012	Change
Naglazyme	$63.2	$62.5	$0.7	$202.5	$193.9	$8.6
Kuvan	43.6	36.4	7.2	122.1	103.1	19.0
Firdapse	4.1	3.6	0.5	11.8	10.8	1.0
Aldurazyme	23.4	23.8	(0.4)	57.7	57.7	0

Total net product revenues	$134.3	$126.3	$8.0	$394.1	$365.5	$28.6

Gross profit by product was as follows (in millions):

	Three Months Ended September 30,			Nine months Ended September 30,
	2013	2012	Change	2013	2012	Change
Naglazyme	$54.0	$53.4	$0.6	$173.6	$165.6	$8.0
Kuvan	36.2	30.7	5.5	102.5	86.6	15.9
Firdapse	3.1	2.9	0.2	9.2	8.8	0.4
Aldurazyme	13.0	14.7	(1.7)	37.6	39.2	(1.6)

Total gross profit	$106.3	$101.7	$4.6	$322.9	$300.2	$22.7

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended September 30,			Nine months Ended September 30,
	2013	2012	Change	2013	2012	Change
Aldurazyme revenue reported by Genzyme	$50.8	$48.3	$2.5	$152.9	$140.0	$12.9

	Three Months Ended September 30,			Nine months Ended September 30,
Royalties earned from Genzyme	$20.5	$19.7	$0.8	$61.0	$56.6	$4.4
Incremental (previously recognized) Aldurazyme product transfer revenue	2.9	4.1	(1.2)	(3.3)	1.1	(4.4)

Total Aldurazyme net product revenues	$23.4	$23.8	$(0.4)	$57.7	$57.7	$0

Naglazyme net product revenues for the three and nine months ended September 30, 2013 totaled $63.2 million and $202.5 million, respectively, of which $54.4 million and $174.7 million, respectively, was earned from customers based outside the U.S. The increase in Naglazyme net product revenues in the three and nine months ended September 30, 2013 was attributed to new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was insignificant for the three months ended September 30, 2013 and negative $0.9 million for the nine months ended September 30, 2013. Naglazyme gross margins for the three and nine months ended September 30, 2013 were 85% and 86% in the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012 when Naglazyme gross margins were 85% in both periods. Naglazyme gross margins for the three and nine months ended September 30, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan for the three and nine months ended September 30, 2013 was $43.6 million and $122.1 million, respectively, compared to $36.4 million and $103.1 million for the three and nine months ended September 30, 2012, respectively. The increase in Kuvan net product revenues in the three and nine months ended September 30, 2013 was attributed to new patients initiating therapy. Kuvan gross margins for the three and nine months ended September 30, 2013 were 83% and 84%, respectively, compared to the three and nine months ended September 30, 2012 when gross margins were 84% in both periods. Cost of goods sold for the three and nine months ended September 30, 2013 and 2012 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins for the three and nine months ended September 30, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future. The 4% royalties earned from Merck Serono’s net sales of Kuvan for the three and nine months ended September 30, 2013 were $0.6 million and $1.6 million, respectively, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2012, respectively.

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

Net product revenue for Firdapse for three and nine months ended September 30, 2013 was $4.1 million and $11.8 million, respectively, compared to $3.6 million and $10.8 million for the three and nine months ended September 30, 2012, respectively. Firdapse gross margins for the three and nine months ended September 30, 2013 were 77% and 78%, respectively, compared to the three and nine months ended September 30, 2012 when gross margins were 82% and 81%, respectively. Cost of goods sold for the three and nine months ended September 30, 2013 and 2012 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three and nine months ended September 30, 2013 decreased compared to the three and nine months ended September 30, 2012 due to increased manufacturing costs and the depletion of manufactured product that was previously expensed as research and development expense. Firdapse gross margins for the three and nine months ended September 30, 2013 were consistent with expectations and are not expected to fluctuate significantly in the future.

Aldurazyme gross margins were 55% and 65% for the three and nine months ended September 30, 2013, respectively, compared to 62% and 68% for the three and nine months ended September 30, 2012, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. The change in margins is attributed to the shift in revenue mix between royalty revenue and net product transfer revenues. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Total cost of sales for the three and nine months ended September 30, 2013 was $28.1 million and $71.1 million, respectively, compared to $24.6 million and $65.3 million for the three and nine months ended September 30, 2012, respectively. The increase in cost of sales was primarily attributed to the increase in product sales and the shift in Aldurazyme revenue mix between royalty revenue and net product revenues.

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

Research and development expense increased to $88.1 million for the three months ended September 30, 2013, from $66.2 million for the three months ended September 30, 2012. Research and development expense increased to $257.5 million for the nine months ended September 30, 2013, from $217.9 million for the nine months ended September 30, 2012. The increase in research and development expense was primarily a result of the following (in millions):

	Three Months	Nine Months
Research and development expense for the period ended September 30, 2012	$66.2	$217.9
Increased BMN-701 development expenses	4.8	19.1
Increased PEG-PAL development expenses	9.9	18.1
Increased BMN-673 development expenses	5.8	10.6
Increased development expenses related to commercial products	2.9	2.5
Increased development expenses on early development stage programs	2.3	8.8
Increased stock-based compensation expenses related to research and development	2.1	3.5
Increased BMN-111 development expenses	0.9	0.8
(Decreased) increased BMN-190 development expenses	(0.3)	1.8
Decreased Vimizim development expenses	(1.6)	(13.3)
Decrease in non-allocated research and development expenses and other net changes	(4.9)	(12.3)

Research and development expense for the period ended September 30, 2013	$88.1	$257.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The increases in BMN-701 and BMN-673 development expenses were attributed to increased clinical trial activities related to these product candidates. The increase in development expense on early stage programs was primarily attributed to the $2.0 million license fee paid in connection with the Factor VIII gene therapy program for Hemophilia A from University College London and St. Jude’s Children’s Research Hospital and development costs related to the programs acquired from Zacharon Pharmaceuticals, Inc. (Zacharon). The increase in PEG-PAL development expense was attributed to an increase in clinical trial activity. The increase in BMN-190 development expense was attributed to increased pre-clinical activities related to this product candidate. During the first quarter of 2013, we evaluated the facts and circumstances supporting recoverability of pre-launch manufacturing costs related to Vimizim and concluded that recoverability was probable resulting in the capitalization of approximately $14.7 million and $32.7 million pre-launch manufacturing costs during the three and nine months ended September 30, 2013, respectively. Pre-launch Vimizim manufacturing costs incurred during the three and nine months ended September 30, 2012 were expensed to research and development expense as significant uncertainty existed over the recoverability of the costs. The increase in stock-based compensation expense is a result of an increased number of options outstanding due to an increased number of employees and an increase in the weighted-average fair value of the equity awards granted during 2013. The decrease in non-allocated research and development expense primarily includes increased research and development personnel and facility costs that are not allocated to specific programs.

For the remainder of 2013, we expect research and development spending to increase over 2012 levels due to our PEG-PAL, BMN-673, BMN-701, BMN-111 and BMN-190 programs progressing, including a few of those programs progressing to more advanced phases of clinical studies. Phase 3 clinical trials for PEG-PAL and BMN-673 were initiated in the second and fourth quarters of 2013, respectively and we expect to initiate a Phase 3 trial of BMN-701 in either the fourth quarter of 2013 or the first quarter of 2014. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that regulatory approval and recoverability are highly likely and therefore future revenues are expected, the costs related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as research and development expenses.

Selling, General and Administrative

Selling, general and administrative expense decreased to $61.8 million for the three months ended September 30, 2013, from $46.3 million for the three months ended September 30, 2012. Selling, general and administrative expense increased to $163.5 million for the nine months ended September 30, 2013, from $143.1 million for the nine months ended September 30, 2012. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

	Three Months	Nine Months
Selling, general and administrative expense for the period ended September 30, 2012	$46.3	$143.1
Increased sales and marketing expenses related to commercial products	4.5	9.8
Increased Vimizim pre-commercial expenses	5.6	8.7
Increased stock-based compensation	1.7	2.1
Increased foreign exchange losses on unhedged transactions	1.2	1.3
Net increase (decrease) in corporate support and other administrative expenses	2.5	(1.5)

Selling, general and administrative expense for the period ended September 30, 2013	$61.8	$163.5

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Amortization of Firdapse European marketing rights	$0.8	$0.8	$0	$2.4	$2.4	$0
Impairment loss on intangible assets	0	0	0	0.9	6.7	(5.8)
Changes in the fair value of contingent acquisition consideration payable	8.8	0.6	8.2	9.9	(3.3)	13.2

Total intangible asset amortization and contingent consideration	$9.6	$1.4	$8.2	$13.2	$5.8	$7.4

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

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations.

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

Equity in the loss of the joint venture totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, compared to equity in the loss of the joint venture of $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, compared to $0.8 million and $1.8 million for the three and nine months ended September 30, 2012, respectively. The increase in interest income during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 was primarily due to higher cash and investment balances. We expect future interest income to increase due to the October 2013 issuance of $750.0 million of senior subordinated convertible notes which will result in higher cash and investment balances. See Note 20 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense for the three and nine months ended September 30, 2013 was $0.5 million and $2.9 million, respectively, compared to $1.8 million and $5.7 million for the three and nine months ended September 30, 2012, respectively. The decrease in interest expense is attributed to the early conversion of $215.0 million and $31.5 million in aggregate principal of the 2017 Notes in March 2013 and August 2013, respectively, as well as the maturity of the 2013 Notes in March 2013. In connection with the early conversion of the 2017 Notes, we recognized debt conversion expense of $1.7 million and $12.2 million during the

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

three and nine months ended September 30, 2013, respectively. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We expect future interest expense to increase due to the October 2013 issuance of $750.0 million of senior subordinated convertible notes. See Note 20 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Provision for (Benefit from) Income Taxes

During the three and nine months ended September 30, 2013 we recognized income tax expense of $0.7 million and an income tax benefit of $2.8 million, respectively, compared to an income tax benefit of $6.4 million and $6.8 million during the three and nine months ended September 30, 2012, respectively. Income tax expense for the three and nine months ended September 30, 2013 and 2012 consisted of state, federal and foreign current tax expense, which were offset by deferred tax benefits from federal orphan drug credits, federal R&D credits and California R&D credits. The provisions for the three and nine months ended September 30, 2013 and 2012 were further reduced by the benefit related to stock option exercises during the three and nine months ended September 30, 2013 and 2012. Additionally, the American Taxpayer Relief Act of 2012 (the Relief Act), was enacted on January 2, 2013. The Relief Act reinstated the federal R&D credit retroactively to January 1, 2012. In accordance with ASC Topic 740, we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a deferred tax benefit of $1.2 million related to R&D expenses incurred during 2012 as a discrete item during the nine months ended September 30, 2013, which further increased our income tax benefit for the current period provision. These discrete benefits were offset by a $1.6 million increase in the valuation allowance related to California net operating losses that we believe are likely to expire unutilized. See Note 19 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of the components of our provision for (benefit from) income taxes.

Financial Position, Liquidity and Capital Resources

We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, short-term and long-term investments supplemented by proceeds from equity or debt financings and loans or collaborative agreements with corporate partners, each to the extent necessary. We expect our current product revenue, cash, cash equivalents and short-term and long-term investments will meet our operating and capital requirements for at least the next twelve months based on our current business plans. This expectation could also change depending on how much we elect to spend on our development programs and for potential licenses and acquisitions of complementary technologies, products and companies. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our October 2013 senior subordinated convertible note offering.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. As of September 30, 2013, $109.5 million of our $527.5 million balance of cash, cash equivalents and marketable securities was from foreign subsidiary operations and is intended to fund future foreign operations. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our financial condition as of September 30, 2013 and December 31, 2012 was as follows (in millions):

	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$181.6	$180.5	$1.1
Short-term investments	198.1	270.2	(72.1)
Long-term investments	147.8	116.0	31.8

Cash, cash equivalents and investments	$527.5	$566.7	$(39.2)

Current assets	$713.5	$743.5	$(30.0)
Current liabilities	167.6	170.4	(2.8)

Working capital	$545.9	$573.1	$(27.2)

Convertible debt	$78.3	$348.2	$(269.9)

Our cash flows for each of the nine months ended September 30, 2013 and 2012 are summarized as follows (in millions):

	2013	2012	Change
Cash and cash equivalents at the beginning of the period	$180.5	$46.3	$134.2
Net cash provided by (used in) operating activities	(48.3)	5.6	(53.9)
Net cash provided by (used in) investing activities	7.6	(143.3)	150.9
Net cash provided by financing activities	41.8	272.7	(230.9)

Cash and cash equivalents at the end of the period	$181.6	$181.3	$0.3
Short-term and long-term investments	345.9	351.9	(6.0)

Cash, cash equivalents and investments	$527.5	$533.2	$(5.7)

Cash, Cash Equivalents and Investments

The decrease in cash, cash equivalents and investments during the three months ended September 30, 2013 from December 31, 2012 was primarily attributed to the increase in cash used in operating activities, purchases of property, plant and equipment, the acquisition of Zacharon and payments to holders of the 2017 Notes upon early conversion of the 2017 Notes, offset by proceeds from employee stock option exercises.

Working Capital

Working capital was $545.9 million at September 30, 2013, a decrease of $27.2 million from working capital of $573.1 million at December 31, 2012. The increase in working capital was attributed to the following:

Working capital at December 31, 2012	$573.1
Decreased cash, cash equivalents and short-term investments	(71.1)
Maturity of 2013 Notes on March 29, 2013	23.4
Decreased accounts payable and accrued liabilities	(20.6)
Net increase in other current operating assets	41.1

Working capital at September 30, 2013	$545.9

The decrease in cash, cash equivalents and short-term investments was primarily comprised of $48.3 million of cash used in operating activities, $9.9 million of net cash payments related to the Zacharon acquisition and $12.2 million paid to certain holders of the 2017 Notes in connection with the early conversion of $246.5 million in aggregate principal, offset by proceeds of $54.1 million from employee stock option exercises. The net increase in other current operating assets is primarily attributed to increases of $15.7 million and $20.0 million in accounts receivable and inventory, respectively. The increase in accounts receivable is attributed to timing. The increase in inventory was primarily attributed to the capitalization of Vimizim pre-launch inventory.

Our product sales to government-owned or government-funded customers in certain Southern European countries, including Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

ratings or a default in Greece, or in other Southern European countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of September 30, 2013, approximately 12% of our outstanding accounts receivable relate to such countries. See Note 18 of our accompanying Condensed Consolidated Financial Statements for additional discussion.

Cash Provided by (Used in) Operating Activities

Cash used in operating activities for the nine months ended September 30, 2013 was $48.3 million, compared to cash provided by operating activities of $5.6 million for the nine months ended September 30, 2012. The increase in cash used in operating activities was primarily related to increased research and development expense that drove the increase in our net loss of $114.4 million for the nine months ended September 30, 2013 adjusted for non-cash items such as $37.9 million of depreciation and amortization expenses, $42.6 million of stock-based compensation expense, $21.0 million of net cash outflow related to changes in operating assets and liabilities and $19.2 million of deferred income taxes.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2013 was $7.6 million compared to net cash used in investing activities of $143.3 million during the nine months ended September 30, 2012. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility improvements. The decrease in net cash used in investing activities for the nine months ended September 30, 2013 was primarily comprised of a $164.8 million increase in net maturities of investment securities, offset by a $9.9 million increase in business acquisitions and a $4.8 million increase in capital expenditures. We expect to make significant capital investments in our Shanbally, Ireland manufacturing facility beginning in 2014 to enable future commercial manufacturing of our products at the facility.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $41.7 million, compared to net cash provided by financing activities of $272.7 million for the nine months ended September 30, 2012. Historically, our financing activities primarily included payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from employee stock purchases under the ESPP and employee stock option exercises. The decrease in net cash provided by financing activities for the nine months ended September 30, 2013 was primarily attributed to a decrease of $235.5 million in proceeds from the public offering of our common stock that occurred in June 2012 and an increase of $12.2 million in debt conversion expense, offset by increased proceeds from stock option exercises and ESPP contribution of $16.4 million.

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

In April 2007, we sold approximately $324.9 million of senior subordinated convertible notes due April 2017 (the 2017 Notes) of which $78.3 million remains outstanding at September 30, 2013. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. During the nine months ended September 30 2013, we entered into separate agreements with 16 of the existing holders of the 2017 Notes pursuant to which such holders converted $246.5 million in aggregate principal of the 2017 Notes into 12.1 million shares of our common stock. In addition to issuing the requisite number of shares of common stock pursuant to the 2017 Notes, we also made varying cash payments to each of the holders, totaling an aggregate of $13.9 million, of which $12.2 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

was recognized as Debt Conversion Expense on our Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2013. The remaining 2017 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. If a change of control occurs, we will pay a make whole premium by increasing the conversion rate applicable to the 2017 Notes. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Our $78.3 million of total convertible debt as of September 30, 2013 will impact our liquidity due to the semi-annual cash interest payments and will impact our liquidity if the holders do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

On October 15, 2013, the we completed an offering of $750.0 million in aggregate principal of senior subordinated convertible notes consisting of $375.0 million 0.75% Senior Subordinated Convertible Notes due in October 2018 (the 2018 Notes) and $375.0 million 1.50% Senior Subordinated Convertible Notes due in October 2020 (the 2020 Notes). The net proceeds from the offering were approximately $726.4 million, after deducting commissions and estimated offering expenses which will be paid by us. The 2018 Notes and the 2020 Notes accrue interest at annual rates of 0.75% and 1.50%, respectively, which are payable semiannually in arrears on April 15 and October 15 of each year beginning on April 15, 2014. See Note 20 for additional discussion regarding the 2018 and 2020 Notes.

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

On January 4, 2013, we acquired Zacharon, which focused on developing small molecules targeting pathways of glycan and glycolipid metabolism, for a net cash upfront payment of $9.7 million. In connection with the acquisition, we agreed to pay the Zacharon stockholders additional consideration in future periods of up to $134.0 million (undiscounted) in milestone payments if certain clinical, development and sales milestones are met.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses during the three and nine months ended September 30, 2013 and 2012, and the period since inception of the major programs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Program Inception
	2013	2012	2013	2012
Vimizim	$19.9	$21.5	$61.7	$75.0	$273.5
Naglazyme	3.0	2.7	9.1	8.4	173.9
Kuvan	3.3	3.3	11.2	11.1	152.0
Firdapse	3.0	0.8	6.0	4.6	31.7
BMN-673	8.5	2.7	18.7	8.1	45.8
BMN-701	9.9	5.1	36.3	17.2	87.9
BMN-111	3.2	2.3	10.9	10.1	42.8
BMN-190	3.2	3.5	9.7	7.9	27.4
PEG-PAL	15.2	5.3	39.4	21.3	152.6
Not allocated to specific major current projects	18.9	19.0	54.5	54.2	Not meaningful

Totals	$88.1	$66.2	$257.5	$217.9

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Information about these obligations as of September 30, 2013 is presented in the table below (in millions).

	Payments Due by Period
	2013	2014	2015- 2016	2017- 2018	2019 and Thereafter	Total
Convertible debt and related interest	$0.7	$1.5	$3.0	$79.0	$0	$84.2
Operating leases	2.5	10.2	18.8	16.4	20.3	68.2
Research and development and purchase commitments	7.3	18.4	2.9	0.5	0	29.1

Total	$10.5	$30.1	$24.7	$95.9	$20.3	$181.5

We are also subject to contingent payments totaling approximately $438.4 million as of September 30, 2013, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $57.6 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2013 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

(b) Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Framework on internal control.

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

*If we fail to obtain or maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

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

In addition, the FDA and its international equivalents have substantial discretion over the approval process for pharmaceutical products. As such, these regulatory agencies may in the end not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval and may require additional data. The FDA has scheduled the Advisory Committee meeting for November 19, 2013 to review the clinical trial data for Vimizim. The FDA and the Advisory Committee will be reviewing a number of risk benefit questions including whether the magnitude and durability of effect demonstrated in the clinical studies are sufficient for a chronic condition and potentially life long therapy. Although the FDA is not bound by the recommendations of an Advisory Committee, it typically follows such recommendations. We cannot provide any assurance as to the timing of, and the determinations to be made by, the FDA or the Advisory Committee following any such meeting. If we fail to obtain regulatory approval for our product candidates, including Vimizim, we will be unable to market and sell those drug products. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. We also rely on independent third-party contract research organizations, or CROs, to file some of our ex-U.S. and ex-EU marketing applications and important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, if the CRO elects to prioritize work on our projects below other projects or if there is any dispute or disruption in our relationship with our CROs, the filing of our applications may be delayed.

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

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies in the laboratory and clinical trials on humans for each product candidate. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, the number and size of clinical trials required for approval increase based on the expected patient population that may be treated with a drug. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our product candidates. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our drug products are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale.

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

Before we can begin commercial manufacture of our products, we, or our contract manufacturers, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and international regulatory authorities, before and after product approval. Our manufacturing facilities in the U.S. have been approved by the FDA, the European Commission (EC), and health agencies in other countries for the manufacture of Aldurazyme and Naglazyme. The manufacturing facility located in Shanbally, Cork, Ireland that we purchased in 2011 has not yet been approved by the FDA or EMA. In addition, our third-party manufacturers’ facilities involved with the manufacture of Naglazyme, Kuvan, Firdapse and Aldurazyme have also been inspected and approved by various regulatory authorities.

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

As of September 30, 2013, we had cash, cash equivalents and short and long-term investments totaling $527.5 million. On October 15, 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $726.4 million, after deducting commissions and estimated offering expenses payable by us. Notwithstanding the receipt of the net proceeds from this offering, we may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise additional financing if we need such funds, we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Substantial new provisions affecting compliance also have been adopted, which may require us to modify our business practices with health care practitioners. PPACA, among other things, requires drug manufacturers to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The CMS has issued a final rule that requires manufacturers to begin collecting required information on August 1, 2013 with the first reports due March 31, 2014 (and by the 90th day of each calendar year thereafter) and publication of the reported data in a searchable form on a public website beginning September 30, 2014.

In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the PhRMA Code on Interactions with Healthcare Professionals, and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting compliance environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a pharmaceutical manufacturer may violate one or more of the requirements.

While we believe we have structured our business arrangements to comply with these laws, because of the breadth of these laws, the narrowness of available statutory and regulatory exceptions and the increased focus by law enforcement agencies in enforcing such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened , these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If we are found in violation of one of these laws, we may be subject to criminal, civil or administrative sanctions, including debarment, suspension or exclusion from participation in federal or state health care programs any of which could adversely affect our business, financial condition and results of operation.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We maintain insurance against product liability lawsuits for commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of Naglazyme, Kuvan, Aldurazyme and Firdapse, or our clinical trials for PEG-PAL, Vimizim, BMN-701, BMN-673, BMN-111 or BMN-190 for which our insurance coverage may not be adequate.

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

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain our inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents could harm our ability to operate our business effectively. Our ability to manage and maintain our inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management, and other information systems. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain our inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.

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

For the nine months ended September 30, 2013 approximately 4% of our net product revenues were from the Southern European countries of Italy, Spain, Portugal and Greece. Approximately 12% of our total accounts receivable as of September 30, 2013 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

*Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of our senior subordinated convertible notes.

We expect that many investors in, and potential purchasers of, our notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying our senior subordinated convertible notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, our senior subordinated convertible notes to effect short sales of our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the notes.

In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of our senior subordinated convertible notes may be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1^	Amended and Restated Severance Plan and Summary Plan Description effective July 29, 2013, previously filed with the Commission on July 30, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 28, 2013	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1^	Amended and Restated Severance Plan and Summary Plan Description effective July 29, 2013, previously filed with the Commission on July 30, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.