Form 10-Q
period 2014-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2014-05-02
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 145,926,798 shares of common stock, par value $0.001, outstanding as of April 18, 2014.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Naglazyme® and Kuvan® are registered trademarks of BioMarin Pharmaceutical Inc., or its affiliates. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. VIMIZIM ™ and Firdapse ™ are trademarks of BioMarin Pharmaceutical Inc., or its affiliates.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(In thousands of U.S. dollars, except per share amounts)

	March 31, 2014	December 31, 2013 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$639,778	$568,781
Short-term investments	247,703	215,942
Accounts receivable, net (allowance for doubtful accounts: $551 and $529, respectively)	110,462	117,822
Inventory	176,893	162,605
Current deferred tax assets	30,561	30,561
Other current assets	41,013	41,707

Total current assets	1,246,410	1,137,418

Noncurrent assets:
Investment in BioMarin/Genzyme LLC	478	816
Long-term investments	251,450	267,700
Property, plant and equipment, net	437,066	319,316
Intangible assets, net	165,397	163,147
Goodwill	54,258	54,258
Long-term deferred tax assets	144,124	145,234
Other assets	41,545	156,171

Total assets	$2,340,728	$2,244,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,038	$183,271

Total current liabilities	156,038	183,271
Noncurrent liabilities:
Long-term convertible debt	661,419	655,566
Long-term contingent acquisition consideration payable	38,430	30,790
Other long-term liabilities	24,720	33,392

Total liabilities	880,607	903,019

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2014 and December 31, 2013: 145,738,396 and 143,463,668 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	146	144
Additional paid-in capital	2,213,347	2,059,101
Company common stock held by Nonqualified Deferred Compensation Plan	(6,731)	(7,421)
Accumulated other comprehensive income	7,275	5,018
Accumulated deficit	(753,916)	(715,801)

Total stockholders’ equity	1,460,121	1,341,041

Total liabilities and stockholders’ equity	$2,340,728	$2,244,060

(1)	December 31, 2013 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the SEC) on February 26, 2014.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2014 and 2013

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	2014	2013
REVENUES:
Net product revenues	$149,004	$127,344
Collaborative agreement revenues	415	135
Royalty, license and other revenues	2,133	449

Total revenues	151,552	127,928

OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	22,816	20,500
Research and development	86,166	83,743
Selling, general and administrative	60,069	51,050
Intangible asset amortization and contingent consideration	8,957	5,556

Total operating expenses	178,008	160,849

LOSS FROM OPERATIONS	(26,456)	(32,921)
Equity in the loss of BioMarin/Genzyme LLC	(338)	(401)
Interest income	1,123	718
Interest expense	(9,106)	(1,725)
Debt conversion expense	0	(10,420)
Other income	153	228

LOSS BEFORE INCOME TAXES	(34,624)	(44,521)
Provision for (benefit from) income taxes	3,491	(4,711)

NET LOSS	$(38,115)	$(39,810)

NET LOSS PER SHARE, BASIC	$(0.26)	$(0.31)

NET LOSS PER SHARE, DILUTED	$(0.27)	$(0.31)

Weighted average common shares outstanding, basic	143,983	127,969

Weighted average common shares outstanding, diluted	144,157	127,969

COMPREHENSIVE LOSS	$(35,858)	$(38,453)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(In thousands of U.S. dollars)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,115)	$(39,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,023	11,348
Non-cash interest expense	6,698	216
Accretion of discount on investments	1,900	1,456
Equity in the loss of BioMarin/Genzyme LLC	338	401
Stock-based compensation	17,267	11,508
Gain on termination of lease	(8,858)	0
Deferred income taxes	(179)	(43)
Excess tax benefit from stock option exercises	(278)	(128)
Unrealized foreign exchange (gain) loss on forward contracts	1,323	(364)
Non-cash changes in the fair value of contingent acquisition consideration payable	8,151	4,751
Debt conversion expense	0	10,420
Changes in operating assets and liabilities:
Accounts receivable, net	7,360	(11,279)
Inventory	(14,288)	(7,127)
Other current assets	(927)	(8,404)
Other assets	(955)	(1,016)
Accounts payable and accrued liabilities	(18,921)	(6,732)
Other long-term liabilities	587	2,774

Net cash used in operating activities	(26,874)	(32,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,177)	(11,826)
Maturities and sales of investments	69,391	82,531
Purchase of available-for-sale investments	(84,306)	(68,770)
Business acquisitions, net of cash acquired	0	(9,875)

Net cash used in investing activities	(39,092)	(7,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	19,712	24,580
Taxes paid related to net share settlement of equity awards	(473)	(225)
Proceeds from public offering of common stock, net	117,463	0
Excess tax benefit from stock option exercises	278	128
Payments for debt conversion	0	(10,420)
Payment on maturity of 2013 convertible note	0	(98)
Repayment of capital lease obligations	(17)	(143)

Net cash provided by financing activities	136,963	13,822

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,997	(26,147)
Cash and cash equivalents:
Beginning of period	$568,781	$180,527

End of period	$639,778	$154,380

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$1	$1,998
Cash paid for income taxes	381	646
Stock-based compensation capitalized into inventory	2,053	993
Depreciation capitalized into inventory	2,924	2,607
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(9,171)	$(6,407)
Conversion of convertible debt	0	238,277
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	0	2,315
Release of escrow balance for purchase of San Rafael Corporate Center	116,500	0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin), a Delaware corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio is comprised of five approved products and multiple investigational product candidates. The Company’s approved products are VIMIZIM (elosulfase alpha), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Through March 31, 2014, the Company had accumulated losses of approximately $753.9 million. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners.

The Company is subject to a number of risks, including: the financial performance of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse; the potential need for additional financings; the Company’s ability to successfully commercialize its product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013, that are of significance or potential significance to the Company.

(5) ACQUISITION OF SAN RAFAEL CORPORATE CENTER

On March 10, 2014, the Company completed the acquisition of the real estate commonly known as the San Rafael Corporate Center (SRCC), located in San Rafael, California. SRCC is a multi-building, commercial property where, prior to the transaction, the Company was leasing a certain portion of the space for its headquarters and related operating activities. The purpose of this acquisition is to allow for future expansion of the Company’s corporate headquarters to accommodate anticipated headcount growth. The acquisition of SRCC has been accounted for as a business combination because the building and the in-place leases met the definition of a business in Accounting Standards Codification 805 (ASC 805), Business Combinations. The purchase price for SRCC was $116.5 million. The fair value of the consideration paid was $116.5 million, all of which was paid in cash, which was held in escrow as of December 31, 2013.

The following table summarizes the estimated fair values of assets acquired as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Lives
Building and improvements	$94,414	50 years
Land	14,565
Land improvements	3,616	10 years
Intangible assets	3,905	Remaining lease term

Total identifiable net assets	$116,500

The fair values assigned to tangible and identifiable intangible assets acquired assumed are based on management’s estimates and assumptions based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table sets forth the fair value of the components of the identifiable intangible assets acquired by asset class:

Above market leases	$351
In-place leases	3,554

Total intangible assets subject to amortization	$3,905

The value of any in-place leases are estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy, which is derived by estimating, based on a review of the market, the cost to be borne by a property owner to replicate a market lease for the remaining in-place term. These costs consist of: (i) rent lost during downtime (e.g., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (e.g., free rent), (iv) leasing commissions and (v) tenant improvement allowances. The Company determined these values using management’s estimates along with third-party appraisals. The Company will amortize the capitalized value of in-place lease intangible assets to expense over the remaining initial term of each lease. The Company will amortize the capitalized value of above market leases to expense over the remaining lives of the underlying leases.

The amount of third-party tenant revenue (included in the line item Royalty, License and Other Revenues) and net income from third-party tenants included in the Company’s Condensed Consolidated Statements of Comprehensive Loss from the acquisition date of March 10, 2014, through the period ended March 31, 2014, were $0.4 million and $0.3 million, respectively.

SRCC’s results of operations prior to the acquisition were insignificant to the Company’s Condensed Consolidated Financial Statements.

Included in Selling, General and Administrative (SG&A) expenses are transaction costs incurred in connection with the acquisition of $0.2 million during the three months ended March 31, 2014. In connection with the purchase of SRCC, the Company recognized a gain of $8.8 million in the three months ended March 31, 2014, due to the early termination of the Company’s lease and the realization of the remaining balance in deferred rent and the reversal of the related asset retirement obligation upon acquisition of the SRCC. $2.7 million and $6.1 million of the gain were included in SG&A and Research and Development (R&D) expenses, respectively. The allocation of the gain to SG&A and R&D is consistent with the Company’s allocation practices for facility costs for this previously leased space.

(6) STOCKHOLDERS’ EQUITY

In March 2014, the Company sold 1.5 million shares of its common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. The Company received net proceeds of approximately $117.5 million from this public offering.

(7) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Amended and Restated Employee Stock Purchase Plan (the ESPP), unvested restricted stock, common stock held by the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss, basic	$(38,115)	$(39,810)
Gain on Company common stock issued to the Nonqualified Deferred Compensation Plan	(374)	0

Net loss, diluted	$(38,489)	$(39,810)

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	143,983	127,969
Effect of dilutive securities:
Common stock issued to the Nonqualified Deferred Compensation Plan	174	0

Fully diluted weighted-average shares	144,157	127,969

Basic loss per common share	$(0.26)	$(0.31)

Diluted loss per common share	$(0.27)	$(0.31)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of common shares):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	12,444	12,884
Common stock issuable under the 2017 Notes	3,047	5,396
Common stock issuable under the 2018 Notes and the 2020 Notes	7,966	0
Unvested restricted stock units	1,326	1,375
Potentially issuable common stock for ESPP purchases	209	325
Common stock held by the Nonqualified Deferred Compensation Plan	0	202

Total number of potentially issuable shares	24,992	20,182

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

(8) INVESTMENTS

All investments were classified as available-for-sale at March 31, 2014 and December 31, 2013. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2014 and December 31, 2013 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at March 31, 2014
Certificates of deposit	$53,171	$5	$0	$53,176
Corporate debt securities	383,897	413	(379)	383,931
Commercial paper	52,946	19	0	52,965
U.S. Government agency securities	8,900	2	0	8,902
Greek government-issued bonds	52	127	0	179

Total	$498,966	$566	$(379)	$499,153

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2013
Certificates of deposit	$47,008	$2	$0	$47,010
Corporate debt securities	341,519	313	(423)	341,409
Commercial paper	86,154	24	0	86,178
U.S. Government agency securities	8,900	1	0	8,901
Greek government-issued bonds	52	92	0	144

Total	$483,633	$432	$(423)	$483,642

The Company has an investment in marketable equity securities which is measured using quoted prices in its respective active market that is considered a strategic investment. As of March 31, 2014, the fair value of the Company’s marketable equity securities of $15.1 million included an unrealized gain of $12.1 million. As of December 31, 2013, the fair value of the Company’s marketable equity securities of $13.0 million includes an unrealized gain of $10.1 million. This investment is recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	March 31, 2014	December 31, 2013
Maturing in one year or less	$247,703	$215,942
Maturing after one year through three years	251,450	267,700

Total	$499,153	$483,642

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2014, some of the Company’s investments were in an unrealized loss position. However, none of the underlying investments have been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

(9) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2014	December 31, 2013
Intangible assets:
Finite-lived intangible assets	$123,147	$118,242
Indefinite-lived intangible assets	74,430	74,430

Gross intangible assets:	197,577	192,672
Less: Accumulated amortization	(32,180)	(29,525)

Net carrying value	$165,397	$163,147

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

See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to the Company’s Intangible Assets.

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
Leasehold improvements	$58,527	$73,973
Building and improvements	270,441	159,125
Manufacturing and laboratory equipment	99,978	95,126
Computer hardware and software	78,729	74,948
Furniture and equipment	12,661	12,367
Land improvements	3,616	0
Land	26,145	11,608
Construction-in-progress	81,559	77,212

	631,656	504,359
Less: Accumulated depreciation	(194,590)	(185,043)

Total property, plant and equipment, net	$437,066	$319,316

Depreciation expense for the three months ended March 31, 2014 and 2013 was $9.6 million and $8.7 million, respectively, of which $2.9 million and $2.6 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three months ended March 31, 2014 and 2013 was insignificant.

(11) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$14,491	$15,309
Work-in-process	105,663	88,417
Finished goods	56,739	58,879

Total inventory	$176,893	$162,605

Other Assets consisted of the following:

	March 31, 2014	December 31, 2013
Deposits	$7,239	$7,196
Escrow balance for SRCC purchase	0	116,500
Deferred offering costs	14,364	15,374
Strategic investment	15,067	13,000
Other	4,875	4,101

Total other assets	$41,545	$156,171

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$15,328	$36,894
Accrued accounts payable	64,395	58,408
Accrued compensation expense	22,006	33,496
Accrued vacation expense	12,210	10,487
Current portion of contingent acquisition consideration payable	12,393	11,882
Accrued rebates payable	10,763	10,429
Accrued royalties payable	4,670	5,829
Value added taxes payable	3,504	3,603
Other accrued operating expenses	3,822	4,875
Current portion of nonqualified deferred compensation liability	905	1,363
Other	6,042	6,005

Total accounts payable and accrued liabilities	$156,038	$183,271

(12) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2014	December 31, 2013
Convertible Notes due 2020, net of unamortized discount of $85,301 and $87,975, respectively	$289,699	$287,025
Convertible Notes due 2018, net of unamortized discount of $65,320 and $68,500, respectively	309,680	306,500
Convertible Notes due 2017	62,040	62,041

Total long-term convertible debt, net of unamortized discount	$661,419	$655,566

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)	$416,618	$400,879
Convertible Notes due in 2018 (1)	411,742	397,691
Convertible Notes due in 2017 (1)	207,577	213,765

Total	$1,035,937	$1,012,335

(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt was comprised of the following:

	Three Months Ended March, 31
	2014	2013
Coupon interest	$2,408	$1,509
Amortization of issuance costs	843	216
Accretion of debt discount	5,855	0

Total interest expense on convertible debt	$9,106	$1,725

See Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to the Company’s Convertible Debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(13) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound and the Brazilian Real.

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

At March 31, 2014, the Company had 105 forward foreign currency exchange contracts outstanding to sell a total of 141.4 million Euros with expiration dates ranging from April 2014 through February 2017. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme and Aldurazyme sales. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues denominated in Euros related to changes in foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of SG&A expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2014, the Company had two outstanding forward foreign currency exchange contract to sell 38.6 million Euros and 2.8 million British Pounds, which were not designated as a hedge for accounting purposes and matured on April 30, 2014.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through February 2017. Over the next twelve months, the Company expects to reclassify $1.4 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives March 31, 2014		Liability Derivatives March 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$38	Accounts payable and accrued liabilities	$1,329
Forward foreign currency exchange contracts	Other assets	275	Other long-term liabilities	73

Total		$313		$1,402

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$115

Total		0		115

Total value of derivative contracts		$313		$1,517

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Asset Derivatives December 31, 2013		Liability Derivatives December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$2,186
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	0

Total		$0		$2,186

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$59	Accounts payable and accrued liabilities	$0

Total		59		0

Total value of derivative contracts		$59		$2,186

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended March 31,
	2014	2013
Derivatives Designated as Hedging Instruments:
Net gain recognized in Other Comprehensive Income (OCI) (1)	$1,396	$679
Net gain (loss) reclassified from accumulated OCI into income (2)	(567)	320
Net gain (loss) recognized in income (3)	(121)	105
Derivatives Not Designated as Hedging Instruments:
Net gain recognized in income (4)	$56	$901

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense.
(4)	Classified as selling, general and administrative expense.

At March 31, 2014 and December 31, 2013, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $1.1 million and a loss of $2.4 million, respectively.

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

	Fair Value Measurements at March 31, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$137,884	$0	$0	$137,884
Money market instruments	0	501,894	0	501,894

Total cash and cash equivalents	$137,884	$501,894	$0	$639,778

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$36,207	$0	$36,207
Corporate debt securities	0	158,531	0	158,531
Commercial paper	0	52,965	0	52,965
Long-term:
Certificates of deposit	0	16,969	0	16,969
Corporate debt securities	0	225,400	0	225,400
U.S. Government agency securities	0	8,902	0	8,902
Greek government-issued bonds	0	179	0	179

Total available-for-sale securities	$0	$499,153	$0	$499,153

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$219	$0	$219
Forward foreign currency exchange contract assets (1)	0	38	0	38
Restricted investments (2)	0	2,350	0	2,350

Total other current assets	$0	$2,607	$0	$2,607

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$4,366	$0	$4,366
Forward foreign currency exchange contract assets (1)	0	275	0	275
Strategic investment (3)	15,067	0	0	15,067

Total other assets	$15,067	$4,641	$0	$19,708

Total assets	$152,951	$1,008,295	$0	$1,161,246

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$686	$219	$0	$905
Forward foreign currency exchange contract liability (1)	0	1,444	0	1,444
Contingent acquisition consideration payable	0	0	12,393	12,393

Total current liabilities	$686	$1,663	$12,393	$14,742

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$11,184	$4,366	$0	$15,550
Forward foreign currency exchange contract liability (1)	0	73	0	73
Contingent acquisition consideration payable	0	0	38,430	38,430
Asset retirement obligation (ARO)	0	0	3,850	3,850

Total other long-term liabilities	$11,184	$4,439	$42,280	$57,903

Total liabilities	$11,870	$6,102	$54,673	$72,645

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$156,228	$0	$0	$156,228
Money market instruments	0	412,553	0	412,553

Total cash and cash equivalents	$156,228	$412,553	$0	$568,781

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$30,513	$0	$30,513
Corporate debt securities	0	99,251	0	99,251
Commercial paper	0	86,178	0	86,178
Long-term:
Certificates of deposit	0	16,497	0	16,497
Corporate debt securities	0	242,158	0	242,158
U.S. Government agency securities	0	8,901	0	8,901
Greek government-issued bonds	0	144	0	144

Total available-for-sale securities	$0	$483,642	$0	$483,642

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$136	$0	$136
Forward foreign currency exchange contract assets (1)	0	59	0	59
Restricted investments (2)	0	5,670	0	5,670

Total other current assets	$0	$5,865	$0	$5,865

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$3,459	$0	$3,459
Restricted investments (2)	0	412	0	412
Strategic investment (3)	13,000	0	0	13,000

Total other assets	$13,000	$3,871	$0	$16,871

Total assets	$169,228	$905,931	$0	$1,075,159

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,227	$136	$0	$1,363
Forward foreign currency exchange contract liability (1)	0	2,186	0	2,186
Contingent acquisition consideration payable	0	0	11,882	11,882

Total current liabilities	$1,227	$2,322	$11,882	$15,431

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$12,345	$3,459	$0	$15,804
Contingent acquisition consideration payable	0	0	30,790	30,790
Asset retirement obligation	0	0	4,122	4,122

Total other long-term liabilities	$12,345	$3,459	$34,912	$50,716

Total liabilities	$13,572	$5,781	$46,794	$66,147

(1)	See Note 13 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at March 31, 2014 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements. The restricted investments at December 31, 2013 secure the Company’s irrevocable standby letter of credit obtained in connection with the Company’s SRCC lease and certain commercial agreements.
(3)	The Company has an investment in marketable equity securities measured using quoted prices in an active market that is considered a strategic investment. See Note 8 to these Condensed Consolidated Financial Statements for additional discussion regarding the Company’s strategic investment.

There were no transfers between levels during the three months ended March 31, 2014.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 8 to these Condensed Consolidated Financial Statements for further information regarding the Company’s financial instruments.

Liabilities measured at fair value using Level 3 inputs were comprised of contingent acquisition consideration payable and asset retirement obligations.

The Company’s contingent acquisition consideration payable is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions, will be recorded in Intangible Asset Amortization and Contingent Consideration in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probabilities.

Contingent acquisition consideration payable at December 31, 2013	$42,672
Changes in the fair value of the contingent acquisition consideration payable	8,151

Contingent acquisition consideration payable at March 31, 2014	$50,823

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

Asset retirement obligations at December 31, 2013	$4,122
Accretion	30
Release of SRCC ARO accruals	(302)

Asset retirement obligations at March 31, 2014	$3,850

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

(15) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2006 Share Incentive Plan and the ESPP and the 2012 Inducement Plan, which expired in May 2013. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to these stock-based compensation plans.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of March 31, 2014. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility	44 – 45%	44%
Dividend yield	0.0%	0.0%
Expected life	6.9 years	6.7 years
Risk-free interest rate	2.1 – 2.3%	1.1%

During the three months ended March 31, 2014, the Company granted 107,922 options with a weighted average option value of $37.44 per option.

The Company did not grant any new stock purchase rights under the ESPP during the three months ended March 31, 2014.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2014, the Company granted 27,880 RSUs with a weighted average fair market value of $77.33 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the approval of the Board of Directors, the Company granted RSU awards with performance and market-based vesting conditions during 2012 and 2011 to certain executive officers. As of March 31, 2014, these awards provide for a base award of 860,000 RSUs (the Base RSUs), with a weighted-average grant date fair value of $34.66. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. During the fourth quarter of 2013, management concluded that regulatory approval of VIMIZIM was probable and the Company began recognizing compensation expense related to the performance based RSUs allocated to this performance goal. The Company recognized compensation expense of $0.6 million for these awards for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company did not recognize any expense related to these awards because the Company’s management had not yet determined the goals were probable of achievement.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2014	2013
Cost of sales	$1,086	$1,044
Research and development	7,115	5,324
Selling, general and administrative	8,103	5,197

Total stock-based compensation expense	$16,304	$11,565

Stock-based compensation of $2.1 million and $1.0 million was capitalized into inventory, for the three months ended March 31, 2014 and 2013, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(16) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013.

	Amount Reclassified from AOCI (Gain) Loss Three Months Ended March, 31
Details about AOCI Components	2014	2013	Condensed Consolidated Statement of Comprehensive Loss Classification
(Gains) Losses on cash flow hedges:
Forward foreign currency exchange contracts	$887	$(472)	Net product revenues
Forward foreign currency exchange contracts	0	(27)	Selling, general and administrative
Income tax effect of the above items	(320)	179	Provision for (benefit from) income taxes

	$567	$(320)	Net loss

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the three months ended March 31, 2014 and 2013.

	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2013	$7,757	$(2,739)	$5,018

Foreign currency translation adjustment	5	0	5

Unrealized gain (loss) on available-for-sale securities
Unrealized holding gains (loss)	2,244	(821)	1,423
Less: reclassification adjustment for gain (loss) realized in net loss	0	0	0

Net unrealized holding gain (loss)	2,244	(821)	1,423

Net unrealized holding gain (loss) on cash flow hedges
Unrealized holding gain (loss)	2,183	(787)	1,396
Less: reclassification adjustment for gain (loss) realized in net loss	(887)	320	(567)

Net unrealized holding gain (loss)	1,296	(467)	829

Other comprehensive income	3,545	(1,288)	2,257

AOCI balance at March 31, 2014	$11,302	$(4,027)	$7,275

	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2012	$(222)	$20	$(202)

Foreign currency translation adjustment	148	0	148

Unrealized gain (loss) on available-for-sale securities
Unrealized holding gains (loss)	330	(120)	210
Less: reclassification adjustment for gain (loss) realized in net loss	0	0	0

Net unrealized holding gain (loss)	330	(120)	210

Net unrealized holding gain (loss) on cash flow hedges
Unrealized holding gain (loss)	1,062	(383)	679
Less: reclassification adjustment for gain (loss) realized in net loss	499	(179)	320

Net unrealized holding gain (loss)	1,561	(562)	999

Other comprehensive income	2,039	(682)	1,357

AOCI balance at March 31, 2013	$1,817	$(662)	$1,155

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(17) REVENUE AND CREDIT CONCENTRATIONS

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

The table below summarizes net product revenue concentrations based on patient location for VIMIZIM, Naglazyme, Kuvan and Firdapse and the headquarters for Genzyme Corporation (Genzyme) for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

	Three Months Ended March 31,
	2014	2013
Region:
United States	47%	48%
Europe	20%	21%
Latin America	16%	16%
Rest of world	17%	15%

Total net product revenue	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended March 31,
	2014	2013
Customer A	16%	15%
Customer B (1)	12%	13%
Customer C	11%	13%
Customer D	11%	10%

Total	50%	51%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at March 31, 2014 and December 31, 2013 were comprised of amounts due from customers for net product sales of VIMIZIM, Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the Company’s two largest customers accounted for 40% and 16% of the March 31, 2014 accounts receivable balance, respectively, compared to December 31, 2013 when the two largest customers accounted for 45% and 15% of the accounts receivable balance, respectively. As of March 31, 2014 and December 31, 2013, accounts receivable for the Company’s largest customer balance included $22.2 million and $26.3 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For the three months ended March 31, 2014, approximately 5% of the Company’s net product revenues were from these countries. Additionally, approximately 20% of the Company’s outstanding accounts receivable at March 31, 2014 related to such countries.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the accounts receivable by country that were past due related to Italy, Spain, Portugal, Greece and Russia, the number of days past due and the total allowance for doubtful accounts related to each of these countries at March 31, 2014.

	Days Past Due
	< 180 Days	180 — 360 Days	> 360 Days	Total Amount Past Due	Allowance for Doubtful Accounts
Italy	$0	$0	$0	$0	$0
Spain	1,798	333	46	2,177	0
Portugal	467	0	0	467	0
Greece	0	0	365	365	365
Russia	0	0	0	0	0

Total	$2,265	$333	$411	$3,009	$365

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

(18) INCOME TAXES

The Company has historically computed interim period tax expense by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted loss used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in forecasted income. As such, the Company has computed U.S. tax expense for the three months ended March 31, 2014 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate.

(19) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $581.5 million as of March 31, 2014 which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $56.4 million relates to programs that are no longer being developed.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development and certain inventory related items. As of March 31, 2014, these commitments for the next five years were approximately $37.4 million. These amounts primarily relate to active pharmaceutical ingredients and represent minimum purchase requirements and post marketing commitments related to the Company’s approved products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year end December 31, 2013. You should carefully consider that information before you make an investment decision.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2014	2013
Total net product revenues	$149.0	$127.3
Cost of sales	22.8	20.5
Research and development expense	86.2	83.7
Selling, general and administrative expense	60.1	51.1
Intangible asset amortization and contingent consideration expense	9.0	5.6
Net loss	(38.1)	(39.8)
Stock-based compensation expense	16.3	11.6

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Our product portfolio is comprised of five approved products and multiple investigational product candidates. Our approved products are VIMIZIM (elosulfase alpha), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

VIMIZIM, a treatment mucopolysaccharidosis Type IVA or Morquio Syndrome Type A, a lysosomal storage disorder, received marketing approval in the U.S. in February 2014 and in the European Union (the EU) in April 2014. We immediately began marketing VIMIZIM in the U.S. using our existing sales force and commercial organization and completed our first commercial sale in the U.S. in February 2014. VIMIZIM net product revenues for the three months ended March 31, 2014 totaled $0.9 million.

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists and which is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three months ended March 31, 2014 totaled $80.1 million, compared to $69.4 million for the three months ended March 31, 2013.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. in December 2007 and in the EU in December 2008. Kuvan net product revenues for the three months ended March 31, 2014 totaled $45.2 million, compared to $37.6 million for the three months ended March 31, 2013.

Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S. and the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three months ended March 31, 2014 totaled $18.1 million, compared to $16.7 million for the three months ended March 31, 2013.

In December 2009, the European Medicines Agency granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country-by-country basis in the EU beginning in April 2010. Firdapse net product revenues for the three months ended March 31, 2014 totaled $4.7 million, compared to $3.6 million for the three months ended March 31, 2013.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	PEG PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN 701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN 673, an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers;

•	BMN 111, a peptide therapeutic for the treatment of achondroplasia, the leading cause of dwarfism; and

•	BMN 190 for the treatment of late infantile neuronal ceroid lipofuscinosis (CLN2), lysomal storage disorder primarily affecting the brain.

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

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing VIMIZIM, Naglazyme and Aldurazyme at our production facility in Novato, California. Cost of sales also includes third-party manufacturing costs for the production of the active ingredient in Kuvan and Firdapse and third-party production costs related to final formulation and packaging services for all products and cost of royalties payable to third-parties for all products.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $1,138.9 million as of March 31, 2014, compared to $1,052.4 million as of December 31, 2013. We have historically financed our operations primarily through our cash flows from operating activities, the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2014 was $38.1 million, compared to a net loss of $39.8 million for the three months ended March 31, 2013. The decrease in net loss was primarily a result of the following (in millions):

Net loss for the period ended March 31, 2013	$(39.8)
Increased gross profit from product sales	19.4
Absence of debt conversion expense	10.4
Increased selling, general and administrative expense	(9.0)
Decreased benefit from income taxes	(8.2)
Increased interest expense	(7.4)
Increased intangible asset amortization and contingent consideration	(3.4)
Increased research and development expense	(2.4)
Other individually insignificant fluctuations	2.3

Net loss for the period ended March 31, 2014	$(38.1)

The increase in gross profit from product sales during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily a result of additional Naglazyme patients initiating therapy globally and additional Kuvan patients initiating therapy in the U.S. The increase in research and development expense was primarily attributed to increased development expenses for our PEG PAL program and earlier stage development programs. The increase in selling, general and administrative expense was primarily due to increased sales and marketing expenses related to our commercial products and increased expenses related to the commercial launch of VIMIZIM.

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change
VIMIZIM	$0.9	$0	$0.9
Naglazyme	80.1	69.4	10.7
Kuvan	45.2	37.6	7.6
Aldurazyme	18.1	16.7	1.4
Firdapse	4.7	3.6	1.1

Total net product revenues	$149.0	$127.3	$21.7

Gross profit by product was as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change
VIMIZIM	$0.8	$0	$0.8
Naglazyme	69.0	59.7	9.3
Kuvan	38.1	31.6	6.5
Aldurazyme	14.8	12.7	2.1
Firdapse	3.5	2.8	0.7

Total gross profit	$126.2	$106.8	$19.4

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Aldurazyme revenue reported by Genzyme	$55.9	$48.4	$7.5

	Three Months Ended March 31,
	2014	2013	Change
Royalties earned from Genzyme	$21.9	$19.3	$2.6
Incremental (previously recognized) Aldurazyme product transfer revenue	(3.8)	(2.6)	(1.2)

Total Aldurazyme net product revenues	$18.1	$16.7	$1.4

Net product revenues for Naglazyme for the three months ended March 31, 2014 totaled $80.1 million, of which $70.7 million was earned from customers based outside the U.S., compared to $69.4 million for the three months ended March 31, 2013, of which $60.1 million was earned from customers based outside the U.S. The increase in Naglazyme net product revenues was attributed to new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was positive by $0.1 million for the three months ended March 31, 2013. Naglazyme gross margins for each of the three months ended March 31, 2014 and 2013 were 86%. Naglazyme gross margins for the three months ended March 31, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan for the three months ended March 31, 2014 totaled $45.2 million, compared to $37.6 million for the three months ended March 31, 2013. The increase in Kuvan net product revenues was attributed to new patients initiating therapy. Kuvan gross margins for each of the three months ended March 31, 2014 and 2013 were 84%. Cost of goods sold for the three months ended March 31, 2014 and 2013 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins for the three months ended March 31, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future. The 4% royalties earned from Merck Serono’s net sales of Kuvan for the three months ended March 31, 2014 were $0.5 million, compared to $0.4 million for the three months ended March 31, 2013.

Aldurazyme gross margins were 82% for the three months ended March 31, 2014, compared to 76% for the three months ended March 31, 2013. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Net product revenue for Firdapse for the three months ended March 31, 2014 totaled $4.7 million, compared to $3.6 million for the three months ended March 31, 2013. Firdapse gross margins for the three months ended March 31, 2014 were 75%, compared to 77% for the three months ended March 31, 2013. Cost of goods sold for the three months ended March 31, 2014 and 2013 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three months ended March 31, 2014 decreased due to increased manufacturing costs and the depletion of manufactured product that was previously expensed as research and development expense. Firdapse gross margins for the three months ended March 31, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future.

In February 2014, the FDA granted marketing approval for VIMIZIM and we began marketing the product immediately. Net product revenues for VIMIZIM for the three months ended March 31, 2014 totaled $0.9 million and gross margins were 91%.

Total cost of sales for the three months ended March 31, 2014 was $22.8 million, compared to $20.5 million for the three months ended March 31, 2013. The increase in cost of sales was primarily attributed to the increase in product sales.

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

Research and development expense increased to $86.2 million for the three months ended March 31, 2014, from $83.7 million for the three months ended March 31, 2013. The increase in research and development expense was primarily a result of the following (in millions):

Research and development expense for the period ended March 31, 2013	$83.7
Gain on early lease termination	6.1
Increased PEG PAL development expenses	4.9
Increased development expenses on early development stage programs	3.0
Increased BMN 190 development expenses	1.9
Increased stock-based compensation expenses related to research and development	1.8
Increased BMN 111 development expenses	1.0
Increased BMN 673 development expenses	0.3
Decreased VIMIZIM development expenses	(4.0)
Decreased BMN 701 development expenses	(2.0)
Decreased development expenses related to mature commercial products	(1.3)
Decrease in non-allocated research and development expenses and other net changes	(9.2)

Research and development expense for the period ended March 31, 2014	$86.2

The increase in PEG PAL and BMN 673 development expense was attributed to increased clinical trial activities related to these product candidates. The increase in development expense on early development stage programs was primarily attributed to the pre-clinical activity related to BMN 270, BMN 250 and development costs related to the programs acquired from Zacharon Pharmaceuticals, Inc. (Zacharon). The increase in stock-based compensation is primarily attributed to an increase in the number of options outstanding due to an increased number of employees and an increase in the weighted-average fair value of the equity awards granted during 2013. The increases in BMN 190 and BMN 111 development expense were attributed to increased pre-clinical activities related to these product candidates. The decrease in non-allocated research and development expense is primarily attributed to a decline in research and development personnel costs and facility costs that are not allocated to specific programs. The gain in the three months ended March 31, 2014, resulted from the early termination of our lease and the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC where our corporate headquarters are located.

During 2014, we expect our research and development spending to increase over 2013 levels due to our PEG PAL, BMN 673, BMN 701, BMN 111 and BMN 190 programs progressing, including a few of those programs progressing to more advanced phases of clinical studies. Phase 3 clinical trials for PEG PAL and BMN 673 were initiated in the second and fourth quarters of 2013, respectively, and we expect to initiate a Phase 3 trial of BMN 701 in the second quarter of 2014. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs including BMN 270, programs acquired from Zacharon and BMN 250. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as research and development expenses.

Selling, General and Administrative

Selling, general and administrative expense increased to $60.1 million for the three months ended March 31, 2014, from $51.1 million for the three months ended March 31, 2013. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, general and administrative expense for the period ended March 31, 2013	$51.1
Gain on early lease termination	2.7
Increased VIMIZIM commercial launch expenses	7.6
Increased stock-based compensation	2.9
Decreased sales and marketing expenses related to mature commercial products	(1.5)
Decreased foreign exchange losses on unhedged transactions	(0.1)
Net decrease in corporate support and other administrative expenses	(2.6)

Selling, general and administrative expense for the period ended March 31, 2014	$60.1

The increase in stock-based compensation is attributed to an increase in the number of options outstanding due to an increased number of employees, an increase in the weighted-average fair value of the equity awards granted during 2013. We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. Additionally, transaction costs associated with the SRCC acquisition increased selling, general and administrative expenses by $0.2 million for the three months ended March 31, 2014. The gain in the three months ended March 31, 2014, resulted from the early termination of our lease and the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of the SRCC where our corporate headquarters are located. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the U.S. commercialization activities for Kuvan, commercial launch activities for VIMIZIM and the administrative support of our expanding operations.

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

	Three Months Ended March 31,
	2014	2013	Change
Changes in the fair value of contingent acquisition consideration payable	$8.2	$4.8	$3.4
Amortization of Firdapse European marketing rights	0.8	0.8	0

Total intangible asset amortization and contingent consideration	$9.0	$5.6	$3.4

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations. During the three months ended March 31, 2014, the majority of the changes related to the development progress of BMN 701.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC (the LLC) includes our 50% share of the joint venture’s loss for the period. The LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the joint venture, with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the joint venture totaled $0.3 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.1 million for the three months ended March 31, 2014, compared to $0.7 million for the three months ended March 31, 2013. The increase in interest income during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 was primarily due to higher cash and investment balances. We expect future interest income to increase due to the $696.4 million of net proceeds from our October 2013 debt offering and our March 2014 equity offering. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Coupon interest	$2.4	$1.5	$0.9
Amortization of issuance costs	0.8	0	0.8
Accretion of discount on convertible notes	5.9	0.2	5.7

Total interest expense	$9.1	$1.7	$7.4

The increase in interest expense in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was attributed to our October 2013 debt offering. In connection with the early conversion in March 2013 of $215.0 million in aggregate principle of the 2017 Notes, we recognized debt conversion expense of $10.4 million. We expect future interest expense to increase due to the October 2013 debt offering and the accretion of the related debt discount. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

Provision for (Benefit from) Income Taxes

During the three months ended March 31, 2014 we recognized income tax expense of $3.5 million, compared to an income tax benefit of $4.7 million in the three months ended March 31, 2013. We have historically computed interim period tax expense by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted loss used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in forecasted income. As such, we have computed U.S. tax expense for the three months ended March 31, 2014 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate. The income tax benefit for the three months ended March 30, 2013 had previously been calculated using an estimate of the annual effective rate for the full fiscal year.

Income tax expense for the three months ended March 31, 2014 and 2013 consisted of state, federal and foreign current tax expense, which were offset by deferred tax benefits from federal orphan drug credits and California Research and Development (R&D) credits and resulted in a net benefit for the first quarter of 2013. Income tax expense for the three months ended March 31, 2013 was also offset by federal R&D credits. The provisions for the three months ended March 31, 2014 and 2013 were further reduced by the benefit related to stock option exercises during the three months ended March 31, 2014 and 2013. Additionally, the American Taxpayer Relief Act of 2012 (the Relief Act), was enacted on January 2, 2013. The Relief Act reinstated the federal R&D credit retroactively to January 1, 2012 through December 31, 2013. In accordance with Financial Accounts Standards Board Accounting Standards Codification Topic 740, Income Taxes, we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a deferred tax benefit of $1.9 million related to R&D expenses incurred during 2012 as a discrete item during the three months ended March 31, 2013, which further increased our income tax benefit for the current period provision. See Note 20 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of the components of our provision for (benefit from) income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Financial Position, Liquidity and Capital Resources

We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, short-term and long-term investments supplemented by proceeds from equity or debt financings and loans or collaborative agreements with corporate partners, each to the extent necessary. This expectation could change depending on how much we elect to spend on our development programs, potential licenses, and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our debt in cash. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our October 2013 debt offering and our March 2014 equity offering.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. As of March 31, 2014, $83.7 million of our $1,138.9 million balance of cash, cash equivalents and marketable securities was from foreign subsidiary operations and is intended to fund future foreign operations. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Our financial condition as of March 31, 2014 and December 31, 2013 was as follows (in millions):

	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$639.8	$568.8	$71.0
Short-term investments	247.7	215.9	31.8
Long-term investments	251.4	267.7	(16.3)

Cash, cash equivalents and investments	$1,138.9	$1,052.4	$86.5

Current assets	$1,246.4	$1,137.4	$109.0
Current liabilities	156.0	183.3	(27.3)

Working capital	$1,090.4	$954.1	$136.3

Convertible debt	$661.4	$655.6	$5.8

Our cash flows for each of the three months ended March 31, 2014 and 2013 are summarized as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Cash and cash equivalents at the beginning of the period	$568.8	$180.5	$388.3
Net cash used in operating activities	(26.9)	(32.0)	5.1
Net cash used in investing activities	(39.1)	(7.9)	(31.2)
Net cash provided by financing activities	137.0	13.8	123.2

Cash and cash equivalents at the end of the period	$639.8	$154.4	$485.4
Short-term and long-term investments	499.1	368.0	127.8

Cash, cash equivalents and investments	$1,138.9	$522.4	$613.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash, Cash Equivalents and Investments

The increase in cash, cash equivalents and investments at March 31, 2014 from December 31, 2013 was primarily attributed to the net proceeds of $117.5 million from our March 2014 public offering of common stock and employee stock exercises, offset by increases in cash used in operating activities and purchases of property, plant and equipment.

Working Capital

Working capital increased by $136.3 million, from $954.1 million at December 31, 2013 to $1,090.4 million at March 31, 2014. The increase in working capital was attributed to the following (in millions):

Working capital at December 31, 2013	$954.1
Increased cash, cash equivalents and short-term investments	102.8
Decreased accounts payable and accrued liabilities	27.3
Net increase in other current operating assets	6.2

Working capital at March 31, 2014	$1,090.4

The increase in cash, cash equivalents and short-term investments was primarily attributed to the net proceeds of $117.5 from our March 2014 equity offering and proceeds of $19.7 million from employee stock exercises. The net proceeds from the public offering of our common stock and employee stock exercises were partially offset by $26.9 million of cash used in operating activities.

The net increase in other current operating assets is attributed to a $14.3 million increase in inventory, offset by a decrease of $7.4 million in accounts receivable. The increase in inventory was primarily attributed buildup of Naglazyme and Aldurazyme inventories during the quarter. The decrease in accounts receivable is attributed to timing of net product revenues and cash receipts from customers.

Our product sales to government-owned or government-funded customers in certain countries, including Russia and the Southern European countries of Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or default in the Southern European countries or Russia, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of March 31, 2014, approximately 20% of our outstanding accounts receivable relate to such countries. See Note 17 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2014 was $26.9 million, compared to cash used in operating activities of $32.0 million for the three months ended March 31, 2013. The decrease in cash used in operating activities was primarily related to increased payments of $12.2 million and $7.2 million for accounts payable and accrued liabilities and inventory purchases, respectively, offset by an $18.6 million decrease in accounts receivable and a $7.5 million increase in other current assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014 was $39.1 million compared to net cash used in investing activities of $7.9 million during the three months ended March 31, 2013. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility improvements. The increase in net cash used in investing activities for the three months ended March 31, 2014 was primarily comprised of a $12.4 million decrease in capital expenditures and $28.7 million in net purchases of investments, offset by a decrease of $9.9 million in business acquisitions. We expect to make significant capital investments in our Shanbally, Ireland manufacturing facility during the remainder of 2014 to enable future commercial manufacturing of our products at the facility.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $137.0 million, compared to net cash provided by financing activities of $13.8 million for the three months ended March 31, 2013. Historically, our financing activities primarily included payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from employee stock purchases under the ESPP and employee stock option exercises. The increase in net cash provided by financing activities for the three months ended March 31, 2014 was primarily attributed to of the net proceeds from our March 2014 equity offering, offset by decreased proceeds from employee stock option exercises of $4.9 million.

Other Information

On October 15, 2013, we completed an offering of $750.0 million in aggregate principal amount of senior subordinated convertible notes consisting of $375.0 million in aggregate principal the 2018 Notes and $375.0 million in aggregate principal the 2020 Notes. The net proceeds from the offering were $696.4 million, after deducting commissions and offering expenses and the purchase of capped calls. The 2018 Notes and the 2020 Notes were issued at face value and accrue interest at annual rates of 0.75% and 1.50%, respectively, which is payable semiannually in arrears on April 15 and October 15 of each year beginning on April 15, 2014. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

In April 2007, we sold approximately $324.9 million of the 2017 Notes of which $62.0 million remained outstanding at March 31, 2014. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. During 2013, we entered into separate agreements with 18 of the existing holders of the 2017 Notes pursuant to which such holders converted $262.8 million in aggregate principal of the 2017 Notes into 12.9 million shares of our common stock. In addition to issuing the requisite number of shares of common stock pursuant to the 2017 Notes, we also made varying cash payments to each of the holders, totaling an aggregate of $14.8 million, of which $13.0 million was recognized as Debt Conversion Expense in our Consolidated Statement of Operations for the year ended December 31, 2013. The remaining 2017 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. Our debt does not contain a call provision and we are unable to unilaterally redeem the debt prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. If a change of control occurs, we will pay a make whole premium by increasing the conversion rate applicable to the 2017 Notes. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

In March 2006, we sold approximately $172.5 million the 2013 Notes, which fully matured on March 29, 2013. The debt was issued at face value and bore interest at the rate of 2.5% per annum, payable semi-annually in cash. The debt did not contain a call provision and we were unable to unilaterally redeem the remaining debt prior to maturity in March 2013. Upon maturity of the 2013 Notes, we issued 1.4 million shares of our common stock pursuant to the terms of the 2013 Notes and paid a bond holder $98,000 in cash for the par value at maturity. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our $812.0 million (undiscounted) of total convertible debt as of March 31, 2014 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

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

In March 2014, we sold 1.5 million shares of our common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $117.5 million from this public offering.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses in each of the three months ended March 31, 2014 and 2013 and the period since inception of the major programs were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Since Program Inception
VIMIZIM	$18.0	$22.0	$311.8
Naglazyme	2.6	2.9	179.9
Kuvan	3.0	4.0	158.2
Firdapse	1.2	1.2	35.6
BMN 673	5.0	4.7	61.6
BMN 701	10.8	12.8	108.0
BMN 111	4.3	3.3	51.2
BMN 190	5.1	3.2	36.6
PEG PAL	16.0	11.1	183.7
Not allocated to specific major current projects	20.2	18.5	Not meaningful

Totals	$86.2	$83.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.

Our future capital requirements will depend on many factors, including, but not limited to:

•	product sales and profitability of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse;

•	manufacture, supply or distribution of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse;

•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and in non-U.S. countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S., the EU or in other parts of the world;

•	actual or anticipated fluctuations in our operating results; and

•	changes in Company assessments or financial estimates by securities analysts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations for non-cancelable purchase commitments as of March 31, 2014 are presented in the table below (in millions).

	Payments Due within
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
2017 Notes and related interest	$1.2	$2.4	$62.6	$0	$66.2
2018 Notes and related interest	2.8	5.6	380.6	0	389.0
2020 Notes and related interest	5.6	11.2	11.2	386.3	414.3
Operating leases	4.8	11.1	7.7	4.6	28.2
Research and development and purchase commitments	25.3	9.3	2.8	0	37.4

Total	$39.7	$39.6	$464.9	$390.9	$935.1

We are also subject to contingent payments totaling approximately $581.5 million as of March 31, 2014, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $56.4 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2014 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Risk Related to Our Business

* If we fail to obtain or maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to government regulation by international regulatory authorities. The approval process in the EU and other countries can also be lengthy and expensive and regulatory approval is also never certain. Naglazyme, Aldurazyme and Kuvan have received regulatory approval to be commercially marketed and sold in the U.S., EU and other countries. Firdapse has received regulatory approval to be commercially marketed only in the EU. VIMIZIM received regulatory approval in the U.S. on February 14, 2014 and in the EU on April 28, 2014 but has not been approved in any other jurisdiction and may never receive additional regulatory approvals for any jurisdiction.

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

Our Naglazyme, Aldurazyme and VIMIZIM products are regulated by the FDA as biologics under the Federal Food, Drug and Cosmetic Act (FDC Act), and the Public Health Service Act (the PHS Act). Biologics require the submission of a Biologics License Application (BLA), and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), created a regulatory pathway under the PHS Act for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Our products approved under BLAs, as well as products in development that may be approved under BLAs, could be reference products for such abbreviated BLAs.

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

Since we began operations in March 1997, we have been engaged in very substantial research and development and operated at a net loss until 2008. Although we were profitable in 2008 and 2010, we operated at a net loss in 2009, 2011 and 2012. Based upon our current plan for investments in research and development for existing and new programs, we expect to operate at a net loss for at least the next 12 months. Our future profitability depends on our marketing and selling of VIMIZIM, Naglazyme, Kuvan and Firdapse, the successful continued commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, our spending on our development programs and the impact of any possible future business development transactions. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, we or our contract manufacturers, must obtain regulatory approval of our manufacturing facilities, processes and quality systems. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and international regulatory authorities, before and after product approval. Our manufacturing facilities in the U.S. have been approved by the FDA, the European Commission (EC), and health agencies in other countries for the manufacture of Aldurazyme and Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse have also been inspected and approved by various regulatory authorities. The manufacturing facility located in Shanbally, Cork, Ireland that we purchased in 2011 has not yet been approved by the FDA or the EMA. We intend to make a substantial investment in the build-out of the Shanbally facility in order to manufacture VIMIZIM and other products. If the facility is not ultimately approved by the FDA or the EMA, we will not be able to manufacture VIMIZIM or other products at this facility and we may not be able to meet the anticipated commercial demand for VIMIZIM which would have an adverse effect on our financial results.

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost effective manner. For the same reason, any potential third-party manufacturer of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse or our product candidates may be unable to comply with GMP regulations in a cost effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

If we, or third-party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we may be subject to delay of approval of our product candidates, warning or untitled letters, fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

*If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

As of March 31, 2014, we had cash, cash equivalents and short and long-term investments totaling $1,138.9 million and long-term debt obligations of $812.0 million (undiscounted). In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of the Notes but also the ongoing interest due on the Notes during their term. In March 2014, we sold 1.5 million shares of our common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of $117.5 million for this public offering; however we may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell VIMIZIM, Naglazyme, Kuvan and Firdapse;

•	Genzyme’s ability to continue to successfully commercialize Aldurazyme;

•	the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);

•	the timing, number, size and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the progress of research programs carried out by us;

•	our possible achievement of milestones identified in our purchase agreements with the former stockholders of LEAD Therapeutics, Inc., ZyStor, Huxley Pharmaceuticals, Inc., and Zacharon Pharmaceuticals Inc. that trigger related milestone payments;

•	any changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

Numerous factors could cause interruptions in the supply of our finished products, including:

•	timing, scheduling and prioritization of production by our contract manufacturers or a breach of our agreements by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of shipments;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis; and conditions affecting the cost and availability of raw materials.

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

All of our products target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve profitability. For Naglazyme and VIMIZIM, if approved outside of the U.S., we must market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in the disease populations are small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products for genetic diseases, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.

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

A significant portion of the sales of Aldurazyme and Naglazyme and all of the sales of Firdapse are generated from countries other than the U.S. Additionally, we have operations in several European countries, Brazil, other Latin American countries, Turkey and other Asian countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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

We own or have licensed patents and patent applications related to VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	With respect to pending patent applications, unless and until actually issued, the protective value of these applications is impossible to determine. We do not know whether our patent applications will result in issued patents.

•	Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, a competitor could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. We have no meaningful experience with competitors interfering with or challenging the validity or enforceability of our patents or patent applications.

•	Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our operating expenses and delay product programs. We may not have the financial ability to sustain a patent infringement action, or it may not be financially reasonable to do so.

•	Receipt of a patent may not provide much, if any, practical protection. For example, if we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent

•	The recently enacted America Invents Act, which reformed certain patent laws in the U.S., may create additional uncertainty. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.

It is also unclear whether our trade secrets are adequately protected. Our employees, consultants or contractors may unintentionally or willfully disclose trade secrets to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, as with patent litigation, is expensive and time consuming, requires significant resources and the outcome is unpredictable. In addition, courts outside of the U.S. are sometimes less willing to protect trade secrets. Furthermore, our competitors may independently develop equivalent knowledge, methods and know-how, in which case we would not be able to enforce our trade secret rights against such competitors.

If we are unable to protect our intellectual property, third parties could develop competing products, which could adversely affect our revenue and financial results generally.

Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as BMN 673, BMN 701, BMN 111 and BMN 270, focus on therapeutic are that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:

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

Either party may terminate the Manufacturing, Marketing and Sales Agreement (the MMS Agreement), between Genzyme and us related to Aldurazyme for specified reasons, including if the other party is in material breach of the MMS Agreement, has experienced a change of control, as such term is defined in the MMS Agreement, or has declared bankruptcy and also is in breach of the MMS Agreement. Although we are not currently in breach of the MMS Agreement, there is a risk that either party could breach the MMS Agreement in the future. Either party may also terminate the MMS Agreement upon one year prior written notice for any reason.

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

If we were obligated or given the option to buy out Genzyme’s interest in Aldurazyme and the LLC, and thereby gain exclusive rights to Aldurazyme, we may not have sufficient funds to do so and we may not be able to obtain the financing to do so. If we fail to buy out Genzyme’s interest, we may be held in breach of the agreement and may lose any claim to the rights to Aldurazyme and the related intellectual property and regulatory approvals. We would then effectively be prohibited from developing and commercializing Aldurazyme. If this happened, not only would our product revenues decrease, but our share price would also decline.

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

The Hatch Waxman Act permits the FDA to approve abbreviated new drug applications (ANDAs) for generic versions of branded drugs. We refer to this process as the “ANDA process”. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not generally require the conduct and submission of clinical efficacy studies for that product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product based on pharmacokinetic studies. Pursuant to the Hatch-Waxman Act, companies were able to file an ANDA application for the active ingredient in Kuvan at any time after December 2011. At present, we have not received information that any other party has filed or has conducted the bioequivalency study necessary to file an ANDA for Kuvan.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We currently maintain insurance against product liability lawsuits for the commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse, or our clinical trials for PEG PAL, BMN 701, BMN 673, BMN 111, BMN 190 or BMN 270 for which our insurance coverage may not be adequate and we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain our inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents could harm our ability to operate our business effectively. Our ability to manage and maintain our inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain our inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data, could require significant capital investments to remediate and could adversely affect our business, financial condition and results of operations.

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

For the three months ended March 31, 2014 approximately 5% of our net product revenues were from the countries of Italy, Spain, Portugal, Greece and Russia. Approximately 20% of our total accounts receivable as of March 31, 2014 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse;

•	manufacture, supply or distribution of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse;

•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non-U.S. countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	broad market fluctuations in the U.S., the EU or in other parts of the world;

•	actual or anticipated fluctuations in our operating results; and

•	changes in company assessments or financial estimates by securities analysts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1*#	Amended and Restated BioMarin Pharmaceutical Inc., Non-Qualified Defined Compensation Plan, as adopted on December 1, 2005, as amended and restated on July 1, 2009 and as further amended on December 19, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
#	Management contract or compensatory Plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 2, 2014	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1*#	Amended and Restated BioMarin Pharmaceutical Inc., Non-Qualified Defined Compensation Plan, as adopted on December 1, 2005, as amended and restated on July 1, 2009 and as further amended on December 19, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
#	Management contract or compensatory Plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.