Form 10-Q
period 2014-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2014-07-31
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 147,116,873 shares of common stock, par value $0.001, outstanding as of July 18, 2014.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Naglazyme®, Kuvan® and VIMIZIM® are registered trademarks of BioMarin Pharmaceutical Inc., or its affiliates. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. Firdapse™ is a trademark of BioMarin Pharmaceutical Inc., or its affiliates.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(In thousands of U.S. dollars, except per share amounts)

	June 30, 2014	December 31, 2013 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$584,717	$568,781
Short-term investments	251,901	215,942
Accounts receivable, net (allowance for doubtful accounts: $568 and $529, respectively)	122,282	117,822
Inventory	193,498	162,605
Current deferred tax assets	30,561	30,561
Other current assets	37,268	41,707

Total current assets	1,220,227	1,137,418

Noncurrent assets:
Investment in BioMarin/Genzyme LLC	440	816
Long-term investments	244,148	267,700
Property, plant and equipment, net	469,862	319,316
Intangible assets, net	163,045	163,147
Goodwill	54,258	54,258
Long-term deferred tax assets	147,143	145,234
Other assets	46,562	156,171

Total assets	$2,345,685	$2,244,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$166,720	$183,271

Total current liabilities	166,720	183,271
Noncurrent liabilities:
Long-term convertible debt	650,872	655,566
Long-term contingent acquisition consideration payable	40,466	30,790
Other long-term liabilities	25,658	33,392

Total liabilities	883,716	903,019

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2014 and December 31, 2013: 147,067,950 and 143,463,668 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	147	144
Additional paid-in capital	2,249,445	2,059,101
Company common stock held by Nonqualified Deferred Compensation Plan	(10,146)	(7,421)
Accumulated other comprehensive income	9,941	5,018
Accumulated deficit	(787,418)	(715,801)

Total stockholders’ equity	1,461,969	1,341,041

Total liabilities and stockholders’ equity	$2,345,685	$2,244,060

(1)	December 31, 2013 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the SEC) on February 26, 2014.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2014 and 2013

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Net product revenues	$188,244	$132,400	$337,248	$259,744
Collaborative agreement revenues	506	889	921	1,024
Royalty, license and other revenues	3,037	3,521	5,170	3,970

Total revenues	191,787	136,810	343,339	264,738

OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	31,210	22,567	54,026	43,067
Research and development	107,702	85,661	193,868	169,404
Selling, general and administrative	68,089	50,656	128,158	101,706
Intangible asset amortization and contingent consideration	3,668	(2,022)	12,625	3,534

Total operating expenses	210,669	156,862	388,677	317,711

LOSS FROM OPERATIONS	(18,882)	(20,052)	(45,338)	(52,973)
Equity in the loss of BioMarin/Genzyme LLC	(539)	(163)	(877)	(564)
Interest income	1,735	650	2,858	1,368
Interest expense	(9,221)	(603)	(18,327)	(2,328)
Debt conversion expense	(674)	0	(674)	(10,420)
Other income (expense)	(147)	(123)	6	105

LOSS BEFORE INCOME TAXES	(27,728)	(20,291)	(62,352)	(64,812)
Provision for (benefit from) income taxes	5,774	1,242	9,265	(3,469)

NET LOSS	$(33,502)	$(21,533)	$(71,617)	$(61,343)

NET LOSS PER SHARE, BASIC	$(0.23)	$(0.15)	$(0.49)	$(0.46)

NET LOSS PER SHARE, DILUTED	$(0.23)	$(0.16)	$(0.50)	$(0.46)

Weighted average common shares outstanding, basic	146,120	139,400	145,066	133,716

Weighted average common shares outstanding, diluted	146,351	139,596	145,297	133,716

COMPREHENSIVE LOSS	$(30,836)	$(20,247)	$(66,694)	$(58,700)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

(In thousands of U.S. dollars)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,617)	$(61,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,701	24,216
Non-cash interest expense	13,465	289
Accretion of discount on investments	3,741	2,829
Equity in the loss of BioMarin/Genzyme LLC	877	564
Stock-based compensation	34,788	25,848
Gain on termination of lease	(9,265)	0
Deferred income taxes	(4,722)	(9,722)
Excess tax benefit from stock option exercises	(331)	(453)
Unrealized foreign exchange (gain) loss on forward contracts	2,606	(1,397)
Non-cash changes in the fair value of contingent acquisition consideration payable	9,371	984
Debt conversion expense	674	10,420
Other non-cash movements	325	939
Changes in operating assets and liabilities:
Accounts receivable, net	(4,460)	(5,997)
Inventory	(30,893)	(13,601)
Other current assets	3,140	(6,359)
Other assets	(4,675)	(385)
Accounts payable and accrued liabilities	(5,948)	(7,695)
Other long-term liabilities	(1,183)	2,017

Net cash used in operating activities	(38,406)	(38,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64,709)	(22,238)
Maturities and sales of investments	119,666	155,099
Purchase of available-for-sale investments	(132,920)	(118,181)
Business acquisitions, net of cash acquired	0	(9,875)
Investment in BioMarin/Genzyme LLC	(500)	(485)
Other	(1,000)	0

Net cash (used in) provided by investing activities	(79,463)	4,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	28,102	45,782
Taxes paid related to net share settlement of equity awards	(6,694)	(5,987)
Proceeds from public offering of common stock, net	117,463	0
Excess tax benefit from stock option exercises	331	453
Payments for debt conversion	(674)	(10,420)
Payment of contingent acquisition consideration payable	(4,691)	0
Other	(32)	(384)

Net cash provided by financing activities	133,805	29,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,936	(5,082)
Cash and cash equivalents:
Beginning of period	$568,781	$180,527

End of period	$584,717	$175,445

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$4,855	$3,033
Cash paid for income taxes	13,091	11,388
Stock-based compensation capitalized into inventory	3,909	2,390
Depreciation capitalized into inventory	5,348	5,391
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(5,978)	$(7,125)
Conversion of convertible debt	16,482	238,304
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	126	2,315
Release of escrow balance for purchase of San Rafael Corporate Center	116,500	0

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

Through June 30, 2014, the Company had accumulated losses of approximately $787.4 million. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital.

The Company is subject to a number of risks, including: the financial performance of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse; the potential need for additional financings; the Company’s ability to successfully commercialize its approved product candidates, if approved; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transaction disclosed in Note 21.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2014, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013, that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair values assigned to tangible and identifiable intangible assets acquired are based on management’s estimates and assumptions using the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired.

The following table sets forth the fair value of the components of the identifiable intangible assets acquired by asset class as of the date of acquisition:

Above market leases	$351
In-place leases	3,554

Total intangible assets subject to amortization	$3,905

The value of any in-place leases is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment-grade tenancy, which is derived by estimating, based on a review of the market, the cost to be borne by a property owner to replicate a market lease for the remaining in-place term. These costs consist of: (i) rent lost during downtime (e.g., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (e.g., free rent), (iv) leasing commissions and (v) tenant improvement allowances. The Company determined these values using management’s estimates along with third-party appraisals. The Company will amortize the capitalized value of in-place lease intangible assets to expense over the remaining initial term of each lease. The Company will amortize the capitalized value of above market leases to expense over the remaining lives of the underlying leases.

The amount of third-party tenant revenue (included in the line item Royalty, License and Other Revenues) included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014, was $1.4 million and $1.9 million, respectively. The amount of net income/loss from third-party tenants for the three and six months ended June 30, 2014, was insignificant the to the Company’s Consolidated Statements of Comprehensive Loss.

SRCC’s results of operations prior to the acquisition were insignificant to the Company’s Condensed Consolidated Financial Statements.

Included in Selling, General and Administrative (SG&A) expenses are transaction costs incurred in connection with the acquisition of SRCC of $0.3 million during the six months ended June 30, 2014. In connection with the purchase of SRCC, the Company recognized a gain of $8.8 million in the six months ended June 30, 2014, due to the early termination of the Company’s lease and the realization of the remaining balance in deferred rent and the reversal of the related asset retirement obligation upon acquisition of the SRCC. $2.7 million and $6.1 million of the gain were included in SG&A and Research and Development (R&D) expenses, respectively. The allocation of the gain to SG&A and R&D is consistent with the Company’s allocation practices for facility costs for this previously leased space.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(7) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the ESPP), unvested restricted stock, common stock held by the Company’s Nonqualified Deferred Compensation Plan and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss, basic	$(33,502)	$(21,533)	$(71,617)	$(61,343)
Gain on Company common stock issued to the Nonqualified Deferred Compensation Plan	(507)	(816)	(746)	0

Net loss, diluted	$(34,009)	$(22,349)	$(72,363)	$(61,343)

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	146,120	139,400	145,066	133,716
Effect of dilutive securities:
Common stock issued to the Nonqualified Deferred Compensation Plan	231	196	231	0

Fully diluted weighted-average shares	146,351	139,596	145,297	133,716

Basic loss per common share	$(0.23)	$(0.15)	$(0.49)	$(0.46)

Diluted loss per common share	$(0.23)	$(0.16)	$(0.50)	$(0.46)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of common shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	13,169	13,940	13,169	13,940
Common stock issuable under the 2017 Notes	2,238	5,394	2,238	5,394
Common stock issuable under the 2018 Notes and the 2020 Notes	7,966	0	7,966	0
Unvested restricted stock units (RSUs)	914	1,130	1,053	1,093
Potentially issuable common stock for ESPP purchases	114	313	129	306
Common stock held by the Nonqualified Deferred Compensation Plan	0	0	0	196

Total number of potentially issuable shares	24,401	20,777	24,555	20,929

The Company accounts for the effect of the 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and together with the 2018 Notes, the Notes) on diluted net loss per share using the treasury stock method since they may be settled in cash or shares at the Company’s option. As a result, the 2018 Notes and the 2020 Notes have no effect on diluted net loss per share until the Company’s stock price exceeds the conversion price of $94.15 per share for the Notes. In the period of conversion, the Notes will have no impact on diluted net loss if the Notes are settled in cash and will have an impact on diluted loss per share if the Notes are settled in shares upon conversion.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INVESTMENTS

All investments were classified as available-for-sale at June 30, 2014 and December 31, 2013. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2014 and December 31, 2013 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at June 30, 2014
Certificates of deposit	$55,349	$15	$0	$55,364
Corporate debt securities	380,184	555	(108)	380,631
Commercial paper	44,981	0	0	44,981
U.S. Government agency securities	14,900	1	(11)	14,890
Greek government-issued bonds	44	139	0	183

Total	$495,458	$710	$(119)	$496,049

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2013
Certificates of deposit	$47,008	$2	$0	$47,010
Corporate debt securities	341,519	313	(423)	341,409
Commercial paper	86,154	24	0	86,178
U.S. Government agency securities	8,900	1	0	8,901
Greek government-issued bonds	52	92	0	144

Total	$483,633	$432	$(423)	$483,642

The Company has an investment in marketable equity securities which is measured using quoted prices in its respective active market that is considered a strategic investment. As of June 30, 2014, the fair value of the Company’s marketable equity securities of $16.9 million included an unrealized gain of $14.0 million. As of December 31, 2013, the fair value of the Company’s marketable equity securities of $13.0 million includes an unrealized gain of $10.1 million. This investment is recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	June 30, 2014	December 31, 2013
Maturing in one year or less	$251,901	$215,942
Maturing after one year through five years	244,148	267,700

Total	$496,049	$483,642

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2014, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(9) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2014	December 31, 2013
Intangible assets:
Finite-lived intangible assets	$123,904	$118,242
Indefinite-lived intangible assets	74,430	74,430

Gross intangible assets:	198,334	192,672
Less: Accumulated amortization	(35,289)	(29,525)

Net carrying value	$163,045	$163,147

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (IPR&D) assets related to both early and late stage product candidates purchased in the acquisitions of Huxley Pharmaceuticals Inc. (Huxley), LEAD Therapeutics, Inc. (LEAD), ZyStor Therapeutics, Inc. (ZyStor) and Zacharon Pharmaceuticals, Inc. (Zacharon).

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

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
Leasehold improvements	$37,500	$73,973
Building and improvements	313,847	159,125
Manufacturing and laboratory equipment	106,059	95,126
Computer hardware and software	82,232	74,948
Furniture and equipment	12,839	12,367
Land improvements	4,105	0
Land	29,357	11,608
Construction-in-progress	88,593	77,212

	674,532	504,359
Less: Accumulated depreciation	(204,670)	(185,043)

Total property, plant and equipment, net	$469,862	$319,316

During the three months ended June 30, 2014, the Company purchased two buildings in Novato, California which were accounted for as an asset purchase. The total purchase price for the buildings was $20.0 million.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Depreciation expense for the three and six months ended June 30, 2014 was $10.4 million and $20.0 million, respectively, of which $2.4 million and $5.3 million was capitalized into inventory, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $9.4 million and $18.1 million, respectively, of which $2.8 million and $5.4 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and six months ended June 30, 2014 and 2013 was insignificant.

(11) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$19,407	$15,309
Work-in-process	123,437	88,417
Finished goods	50,654	58,879

Total inventory	$193,498	$162,605

Other Assets consisted of the following:

	June 30, 2014	December 31, 2013
Deposits	$10,548	$7,196
Escrow balance for SRCC purchase	0	116,500
Deferred offering costs	13,444	15,374
Strategic investment	16,867	13,000
Other	5,703	4,101

Total other assets	$46,562	$156,171

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$21,713	$36,894
Accrued accounts payable	79,337	58,408
Accrued compensation expense	26,417	33,496
Accrued vacation expense	12,559	10,487
Current portion of contingent acquisition consideration payable	0	11,882
Accrued rebates payable	11,983	10,429
Accrued royalties payable	6,419	5,829
Value added taxes payable	2,736	3,603
Other accrued operating expenses	3,621	4,875
Current portion of nonqualified deferred compensation liability	1,033	1,363
Other	902	6,005

Total accounts payable and accrued liabilities	$166,720	$183,271

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(12) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2014	December 31, 2013
Convertible Notes due 2020, net of unamortized discount of $82,587 and $87,975, respectively	$292,413	$287,025
Convertible Notes due 2018, net of unamortized discount of $62,100 and $68,500, respectively	312,900	306,500
Convertible Notes due 2017	45,559	62,041

Total long-term convertible debt, net of unamortized discount	$650,872	$655,566

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)	$393,596	$400,879
Convertible Notes due in 2018 (1)	387,221	397,691
Convertible Notes due in 2017 (1)	141,915	213,765

Total	$922,732	$1,012,335

(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Coupon interest	$2,454	$531	$4,862	$2,039
Amortization of issuance costs	834	72	1,677	289
Accretion of debt discount	5,933	0	11,788	0

Total interest expense on convertible debt	$9,221	$603	$18,327	$2,328

During the three months ended June 30, 2014, the Company entered into two separate agreements with an existing holder of its senior subordinated convertible notes due in 2017 (the 2017 Notes) pursuant to which such holder converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling $0.7 million in aggregate, of which $0.7 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2014.

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

At June 30, 2014, the Company had 92 forward foreign currency exchange contracts outstanding to sell a total of 124.6 million Euros with expiration dates ranging from July 2014 through February 2017. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme and Aldurazyme sales. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues denominated in Euros related to changes in foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of SG&A expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2014, the Company had one outstanding forward foreign currency exchange contract to buy 44.6 million Euros, which was not designated as a hedge for accounting purposes and matured on July 31, 2014.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through February 2017. Over the next twelve months, the Company expects to reclassify $33 from accumulated other comprehensive income to earnings as the forecasted revenue transactions occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives June 30, 2014		Liability Derivatives June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$418	Accounts payable and accrued liabilities	$432
Forward foreign currency exchange contracts	Other assets	692	Other long-term liabilities	0

Total		$1,110		$432

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$251

Total		0		251

Total value of derivative contracts		$1,110		$683

	Asset Derivatives December 31, 2013		Liability Derivatives December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$2,186
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	0

Total		$0		$2,186

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$59	Accounts payable and accrued liabilities	$0

Total		59		0

Total value of derivative contracts		$59		$2,186

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$1,752	$(429)	$3,148	$250
Net gain (loss) reclassified from accumulated OCI into income(2)	(454)	234	(1,021)	554
Net gain (loss) recognized in income(3)	(199)	99	(321)	204
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income(4)	$440	$(593)	$496	$308

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense.
(4)	Classified as selling, general and administrative expense.

At June 30, 2014 and December 31, 2013, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $0.9 million and a loss of $2.4 million, respectively.

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

	Fair Value Measurements at June 30, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$446,732	$0	$0	$446,732
Money market instruments	0	137,985	0	137,985

Total cash and cash equivalents	$446,732	$137,985	$0	$584,717

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$32,471	$0	$32,471
Corporate debt securities	0	174,449	0	174,449
Commercial paper	0	44,981	0	44,981
Long-term:
Certificates of deposit	0	22,893	0	22,893
Corporate debt securities	0	206,182	0	206,182
U.S. Government agency securities	0	14,890	0	14,890
Greek government-issued bonds	0	183	0	183

Total available-for-sale securities	$0	$496,049	$0	$496,049

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$269	$0	$269
Forward foreign currency exchange contract assets (1)	0	418	0	418
Restricted investments (2)	0	2,351	0	2,351

Total other current assets	$0	$3,038	$0	$3,038

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$4,762	$0	$4,762
Forward foreign currency exchange contract assets (1)	0	692	0	692
Strategic investment (3)	16,867	0	0	16,867

Total other assets	$16,867	$5,454	$0	$22,321

Total assets	$463,599	$642,526	$0	$1,106,125

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$764	$269	$0	$1,033
Forward foreign currency exchange contract liability (1)	0	683	0	683

Total current liabilities	$764	$952	$0	$1,716

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$13,587	$4,762	$0	$18,349
Contingent acquisition consideration payable	0	0	40,466	40,466
Asset retirement obligation (ARO)	0	0	3,141	3,141

Total other long-term liabilities	$13,587	$4,762	$43,607	$61,956

Total liabilities	$14,351	$5,714	$43,607	$63,672

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$156,228	$0	$0	$156,228
Money market instruments	0	412,553	0	412,553

Total cash and cash equivalents	$156,228	$412,553	$0	$568,781

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$30,513	$0	$30,513
Corporate debt securities	0	99,251	0	99,251
Commercial paper	0	86,178	0	86,178
Long-term:
Certificates of deposit	0	16,497	0	16,497
Corporate debt securities	0	242,158	0	242,158
U.S. Government agency securities	0	8,901	0	8,901
Greek government-issued bonds	0	144	0	144

Total available-for-sale securities	$0	$483,642	$0	$483,642

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$136	$0	$136
Forward foreign currency exchange contract assets (1)	0	59	0	59
Restricted investments (2)	0	5,670	0	5,670

Total other current assets	$0	$5,865	$0	$5,865

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$3,459	$0	$3,459
Restricted investments (2)	0	412	0	412
Strategic investment (3)	13,000	0	0	13,000

Total other assets	$13,000	$3,871	$0	$16,871

Total assets	$169,228	$905,931	$0	$1,075,159

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,227	$136	$0	$1,363
Forward foreign currency exchange contract liability (1)	0	2,186	0	2,186
Contingent acquisition consideration payable	0	0	11,882	11,882

Total current liabilities	$1,227	$2,322	$11,882	$15,431

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$12,345	$3,459	$0	$15,804
Contingent acquisition consideration payable	0	0	30,790	30,790
Asset retirement obligation	0	0	4,122	4,122

Total other long-term liabilities	$12,345	$3,459	$34,912	$50,716

Total liabilities	$13,572	$5,781	$46,794	$66,147

(1)	See Note 13 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at June 30, 2014 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements. The restricted investments at December 31, 2013 secure the Company’s irrevocable standby letter of credit obtained in connection with the Company’s SRCC lease and certain commercial agreements.
(3)	The Company has an investment in marketable equity securities measured using quoted prices in an active market that is considered a strategic investment. See Note 8 to these Condensed Consolidated Financial Statements for additional discussion regarding the Company’s strategic investment.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

There were no transfers between levels during the six months ended June 30, 2014.

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

Contingent acquisition consideration payable at December 31, 2013	$42,672
Changes in the fair value of the contingent acquisition consideration payable	10,794
Milestone payments to former ZyStor shareholders	(13,000)

Contingent acquisition consideration payable at June 30, 2014	$40,466

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

Asset retirement obligations at December 31, 2013	$4,122
Accretion	60
Release of ARO accruals related to purchases of previously leased office space	(1,041)

Asset retirement obligations at June 30, 2014	$3,141

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(15) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan) and the ESPP and the 2012 Inducement Plan, which expired in May 2013. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of June 30, 2014. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	44 – 45%	45%	44 – 45%	44%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.9 years	6.6 years	6.9 years	6.6 years
Risk-free interest rate	2.1 – 2.2%	1.3%	2.1 – 2.3%	1.3%

During the six months ended June 30, 2014, the Company granted 1,122,476 options with a weighted average fair value of $30.98 per option.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
	2014	2013
Expected volatility	38%	37%
Dividend yield	0.0%	0.0%
Expected life	6 – 24 months	6 – 24 months
Risk-free interest rate	0.1 – 0.4%	0.1 – 0.2%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2014, the Company granted 727,552 RSUs with a weighted average fair market value of $63.36 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the approval of the Board of Directors, the Company granted RSU awards with performance and market-based vesting conditions during 2012 and 2011 to certain executive officers. As of June 30, 2014, these awards provide for a base award of 860,000 RSUs (the Base RSUs), with a weighted-average grant date fair value of $34.66. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. During the fourth quarter of 2013, management concluded that regulatory approval of VIMIZIM was probable and the Company began recognizing compensation expense related to the performance based RSUs allocated to this performance goal. The Company recognized compensation expense of $0.3 million and $0.9 million for these awards during three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Company did not recognize any expense related to these awards because the Company’s management had not yet determined the goals were probable of achievement.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$1,640	$1,130	$2,726	$2,174
Research and development	6,894	6,381	14,009	11,705
Selling, general and administrative	8,716	6,418	16,820	11,615

Total stock-based compensation expense	$17,250	$13,929	$33,555	$25,494

Stock-based compensation of $3.9 million and $2.4 million was capitalized into inventory, for the six months ended June 30, 2014 and 2013, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(16) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013.

	Amount Reclassified From AOCI (Gain) Loss
	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated Statement of Comprehensive Loss Classification
Details about AOCI Components	2014	2013	2014	2013
(Gains) Losses on cash flow hedges:
Forward foreign currency exchange contracts	$710	$(355)	$1,597	$(827)	Net product revenues
Forward foreign currency exchange contracts	0	(13)	0	(40)	Selling, general and administrative
Income tax effect of the above items	(256)	134	(576)	313	Provision for (benefit from) income taxes

	$454	$(234)	$(1,021)	$(554)	Net loss

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at March 31, 2014	$11,302	$(4,027)	$7,275

Foreign currency translation adjustment	(38)	0	(38)

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (loss)	2,197	(791)	1,406
Less: reclassification adjustment for gain (loss) realized in net loss:	0	0	0

Net unrealized holding gain (loss)	2,197	(791)	1,406

Net unrealized holding gain (loss) on cash flow hedges:
Unrealized holding gain (loss)	2,740	(988)	1,752
Less: reclassification adjustment for gain (loss) realized in net loss:	(710)	256	(454)

Net unrealized holding gain (loss)	2,030	(732)	1,298

Other comprehensive income	4,189	(1,523)	2,666

AOCI balance at June 30, 2014	$15,491	$(5,550)	$9,941

	Six Months Ended June 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2013	$7,757	$(2,739)	$5,018

Foreign currency translation adjustment	(33)	0	(33)

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (loss)	4,441	(1,612)	2,829
Less: reclassification adjustment for gain (loss) realized in net loss	0	0	0

Net unrealized holding gain (loss)	4,441	(1,612)	2,829

Net unrealized holding gain (loss) on cash flow hedges:
Unrealized holding gain (loss)	4,923	(1,775)	3,148
Less: reclassification adjustment for gain (loss) realized in net loss	(1,597)	576	(1,021)

Net unrealized holding gain (loss)	3,326	(1,199)	2,127

Other comprehensive income	7,734	(2,811)	4,923

AOCI balance at June 30, 2014	$15,491	$(5,550)	$9,941

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended June 30, 2013
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at March 31, 2013	$1,817	$(662)	$1,155

Foreign currency translation adjustment	52	0	52

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (loss)	2,234	(805)	1,429
Less: reclassification adjustment for gain (loss) realized in net loss	0	0	0

Net unrealized holding gain (loss)	2,234	(805)	1,429

Net unrealized holding gain (loss) on cash flow hedges:
Unrealized holding gain (loss)	(670)	241	(429)
Less: reclassification adjustment for gain (loss) realized in net loss	368	(134)	234

Net unrealized holding gain (loss)	(302)	107	(195)

Other comprehensive income	1,984	(698)	1,286

AOCI balance at June 30 2013	$3,801	$(1,360)	$2,441

	Six Months Ended June 30, 2013
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2012	$(222)	$20	$(202)

Foreign currency translation adjustment	200	0	200

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gains (loss)	2,564	(925)	1,639
Less: reclassification adjustment for gain (loss) realized in net loss	0	0	0

Net unrealized holding gain (loss)	2,564	(925)	1,639

Net unrealized holding gain (loss) on cash flow hedges:
Unrealized holding gain (loss)	392	(142)	250
Less: reclassification adjustment for gain (loss) realized in net loss	867	(313)	554

Net unrealized holding gain (loss)	1,259	(455)	804

Other comprehensive income	4,023	(1,380)	2,643

AOCI balance at June 30, 2013	$3,801	$(1,360)	$2,441

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

The table below summarizes consolidated net product revenue concentrations based on patient location for VIMIZIM, Naglazyme, Kuvan and Firdapse and the headquarters for Genzyme Corporation (Genzyme) for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Region:
United States	47%	49%	47%	49%
Europe	17%	22%	18%	21%
Latin America	22%	12%	19%	14%
Rest of world	14%	17%	16%	16%

Total net product revenue	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Customer A	14%	15%	15%	15%
Customer B (1)	13%	13%	13%	13%
Customer C	19%	9%	15%	11%
Customer D	10%	11%	11%	10%

Total	56%	48%	54%	49%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at June 30, 2014 and December 31, 2013 were comprised of amounts due from customers for net product sales of VIMIZIM, Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the Company’s two largest customers accounted for 38% and 17% of the June 30, 2014 accounts receivable balance, respectively, compared to December 31, 2013 when the two largest customers accounted for 45% and 15% of the accounts receivable balance, respectively. As of June 30, 2014 and December 31, 2013, accounts receivable for the Company’s largest customer balance included $22.0 million and $26.3 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the European Union (EU). The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For each of the three and six months ended June 30, 2014, approximately 4% of the Company’s net product revenues were from these countries, respectively. Additionally, approximately 8% of the Company’s outstanding accounts receivable at June 30, 2014 related to such countries.

As of June 30, 2014, the Company’s accounts receivable in certain European countries, specifically Greece, Italy, Portugal, Spain and Russia, totaled approximately $9.8 million, of which $0.3 million were greater than 180 days past due and $0.5 million were greater than 365 days past due.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(18) SEGMENT INFORMATION

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative biopharmaceuticals for serious diseases and medical conditions. All products are included in one segment because the majority of our products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product revenue by product:
VIMIZIM	$14,276	$0	$15,152	$0
Naglazyme	98,329	69,855	178,444	139,256
Kuvan	46,900	40,943	92,137	78,519
Aldurazyme	24,107	17,574	42,174	34,256
Firdapse	4,632	4,028	9,341	7,713

Total net product revenue	$188,244	$132,400	$337,248	$259,744

(19) INCOME TAXES

The Company has historically computed interim period tax expense by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income/loss used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in forecasted income/loss. As such, the Company has computed U.S. tax expense for the three and six months ended June 30, 2014 and 2013 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate.

(20) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $545.0 million as of June 30, 2014 which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $59.3 million relates to programs that are no longer being developed.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development and certain inventory related items. As of June 30, 2014, these commitments for the next five years were approximately $40.9 million. These amounts primarily relate to active pharmaceutical ingredients and represent minimum purchase requirements and post marketing commitments related to the Company’s approved products.

(21) SUBSEQUENT EVENT

In July 2014, the Company sold the Rare Pediatric Disease Priority Review Voucher (PRV) that it received in February 2014 under a FDA program intended to encourage the development of treatments for rare pediatric diseases. The Company was awarded the voucher when it received approval of VIMIZIM for the treatment of Mucopolysaccharidosis type IVA, also known as Morquio A syndrome. The Company received $67.5 million from Regeneron Ireland, an indirect, wholly-owned subsidiary of Regeneron Pharmaceuticals, Inc., in exchange for the PRV.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview ,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider that information before you make an investment decision.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total net product revenues	$188.2	$132.4	$337.2	$259.7
Cost of sales	31.2	22.6	54.0	43.1
Research and development expense	107.7	85.7	193.9	169.4
Selling, general and administrative expense	68.1	50.7	128.2	101.7
Intangible asset amortization and contingent consideration expense	3.7	(2.0)	12.6	3.5
Net loss	(33.5)	(21.5)	(71.6)	(61.3)
Stock-based compensation expense	17.3	13.9	33.6	25.5

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

VIMIZIM, a treatment for mucopolysaccharidosis Type IVA or Morquio Syndrome Type A, a lysosomal storage disorder, received marketing approval in the U.S. in February 2014 and in the European Union (the EU) in April 2014. We immediately began marketing VIMIZIM in each of these markets using our existing sales force and commercial organization and completed our first commercial sale in the U.S. and the EU in February 2014 and April 2014, respectively. VIMIZIM net product revenues for the three and six months ended June 30, 2014 totaled $14.3 million and $15.2 million, respectively.

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists and which is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and six months ended June 30, 2014 totaled $98.3 million and $178.4 million, respectively, compared to $69.9 million and $139.3 million for the three and six months ended June 30, 2013, respectively.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. in December 2007 and in the EU in December 2008. Kuvan net product revenues for the three and six months ended June 30, 2014 totaled $46.9 million and $92.1 million, respectively, compared to $40.9 million and $78.5 million for the three and six months ended June 30, 2013, respectively.

Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S. and the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three and six months ended June 30, 2014 totaled $24.1 million and $42.2 million, respectively, compared to $17.5 million and $34.2 million for the three and six months ended June 30, 2013, respectively.

In December 2009, the European Medicines Agency (EMA) granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country-by-country basis in the EU beginning in April 2010. Firdapse net product revenues for the three and six months ended June 30, 2014 totaled $4.6 million and $9.3 million, respectively, compared to $4.1 million and $7.7 million for the three and six months ended June 30, 2013, respectively.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	PEG PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN 701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	BMN 673, an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers;

•	BMN 111, a peptide therapeutic for the treatment of achondroplasia, the leading cause of dwarfism; and

•	BMN 190 for the treatment of late infantile neuronal ceroid lipofuscinosis (CLN2), a lysomal storage disorder primarily affecting the brain.

We are conducting or planning to conduct preclinical development of several other product candidates for genetic and other metabolic diseases and recently announced the selection of two new drug development candidates, BMN 270 and BMN 250. BMN 270 is a Factor VIII gene therapy drug development candidate, an AAV VIII vector, for the treatment of hemophilia A. BMN 250 is a novel fusion of alpha-N-acetyglucosaminidase (NAGLU) with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome, or Mucopolysaccharidosis type IIIB (MPS IIIB).

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

Intangible asset amortization and contingent consideration includes amortization expense related to our finite-lived intangible assets associated with marketing rights in the EU for Firdapse, amortization of intangible assets related to SRCC in-place and above market leases, impairment losses (if any) on intangible assets and changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in estimated probability adjustments, changes in estimated timing of when a milestone may be achieved, changes in assumed discount periods and rates and passage of time.

Our cash, cash equivalents, short-term investments and long-term investments totaled $1,080.8 million as of June 30, 2014, compared to $1,052.4 million as of December 31, 2013. We have historically financed our operations primarily through our cash flows from operating activities, the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2014 was $33.5 million, compared to a net loss of $21.5 million for the three months ended June 30, 2013. Our net loss for the six months ended June 30, 2014 was $71.6 million, compared to a net loss of $61.3 million for the six months ended June 30, 2013. The decrease in net loss was primarily a result of the following (in millions):

	Three Months	Six Months
Net loss for the period ended June 30, 2013	$(21.5)	$(61.3)
Increased gross profit from product sales	47.2	66.5
Increased research and development expense	(22.0)	(24.5)
Increased selling, general and administrative expense	(17.4)	(26.5)
Increased interest expense	(8.6)	(16.0)
Increased provision for income taxes	(4.5)	(12.7)
Increased intangible asset amortization and contingent consideration	(5.7)	(9.1)
(Increased) decreased debt conversion expense	(0.7)	9.7
Other individually insignificant fluctuations	(0.3)	2.3

Net loss for the period ended June 30, 2014	$(33.5)	$(71.6)

The increase in gross profit from product sales during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily a result of the commercial launch of VIMIZIM, additional Kuvan patients initiating therapy in the U.S., significant Naglazyme purchases from certain governmental entities and additional Naglazyme patients initiating therapy globally. The increase in research and development expense was primarily attributed to progress of our late-stage development programs and increased research on earlier stage development programs. The increase in selling, general and administrative expense was primarily due to increased sales and marketing expenses related to our commercial products and increased expenses related to the commercial launch of VIMIZIM.

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues by product were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
VIMIZIM	$14.3	$0	$14.3	$15.2	$0	$15.2
Naglazyme	98.3	69.9	28.4	178.4	139.3	39.1
Kuvan	46.9	40.9	6.0	92.1	78.5	13.6
Aldurazyme	24.1	17.5	6.6	42.2	34.2	8.0
Firdapse	4.6	4.1	0.5	9.3	7.7	1.6

Total net product revenues	$188.2	$132.4	$55.8	$337.2	$259.7	$77.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Gross profit by product was as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
VIMIZIM	$12.9	$0	$12.9	$13.7	$0	$13.7
Naglazyme	84.8	59.8	25.0	153.8	119.5	34.3
Kuvan	40.0	34.7	5.3	78.1	66.3	11.8
Aldurazyme	15.8	12.0	3.8	30.6	24.7	5.9
Firdapse	3.5	3.3	0.2	7.0	6.1	0.9

Total gross profit	$157.0	$109.8	$47.2	$283.2	$216.6	$66.6

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Aldurazyme revenue reported by Genzyme	$62.3	$53.6	$8.7	$118.2	$102.1	$16.1

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Royalties earned from Genzyme	$24.4	$21.2	$3.2	$46.3	$40.5	$5.8
Incremental (previously recognized) Aldurazyme product transfer revenue	(0.3)	(3.7)	3.4	(4.1)	(6.3)	2.2

Total Aldurazyme net product revenues	$24.1	$17.5	$6.6	$42.2	$34.2	$8.0

Net product revenues for Naglazyme for the three and six months ended June 30, 2014 totaled $98.3 million and $178.4 million, respectively, of which $88.0 million and $158.7 million, respectively, was earned from customers based outside the U.S., compared to $69.9 million and $139.9 million for the three and six months ended June 30, 2013, respectively, of which $60.2 million and $120.3 million, respectively, was earned from customers based outside the U.S. The increase in Naglazyme net product revenues was attributed to new patients initiating therapy and significant purchases from certain governmental entities. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was positive by $0.8 million and $1.0 million for the three and six months ended June 30, 2014. Naglazyme gross margins for each of the three and six months ended June 30, 2014 and 2013 were 86%. Naglazyme gross margins for the three and six months ended June 30, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan for the three and six months ended June 30, 2014 totaled $46.9 million and $92.1 million, respectively, compared to $40.9 million and $78.5 million for the three and six months ended June 30, 2013, respectively. The increase in Kuvan net product revenues was attributed to new patients initiating therapy. Kuvan gross margins for each of the three and six months ended June 30, 2014 were 85%, compared to 85% and 84% for the three and six months ended June 30, 2013, respectively. Cost of goods sold for each of the three and six months ended June 30, 2014 and 2013 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins for the three and six months ended June 30, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future. The 4% royalties earned from Merck Serono’s net sales of Kuvan for the three and six months ended June 30, 2014 were $0.6 million and $1.2 million, respectively, compared to $0.6 million and $1.0 million for the three and six months ended June 30, 2013, respectively.

Aldurazyme gross margins were 66% and 73% for the three and six months ended June 30, 2014, respectively, compared to 69% and 72% for the three and six months ended June 30, 2013, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Net product revenue for Firdapse for the three and six months ended June 30, 2014 totaled $4.6 million and $9.3 million, respectively, compared to $4.1 million and $7.7 million for the three and six months ended June 30, 2013, respectively. Firdapse gross margins for the three and six months ended June 30, 2014 were 76% and 75%, respectively, compared to 80% and 79% for the three and six months ended June 30, 2013, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cost of goods sold for the each of the three and six months ended June 30, 2014 and 2013 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three and six months ended June 30, 2014 decreased due to increased manufacturing costs. Firdapse gross margins for the three and six months ended June 30, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future.

The U.S. Food and Drug Administration (the FDA) and EMA granted marketing approval for VIMIZIM in February 2014 and April 2014, respectively, and we began marketing the product immediately following approval in each of these markets. Net product revenues for VIMIZIM for the three and six months ended June 30, 2014 totaled $14.3 million and $15.2 million, respectively, of which $4.9 million and $5.3 million, respectively, was earned from customers based outside the U.S. VIMIZIM gross margins were 90% for the three and six months ended June 30, 2014. In future periods, we expect VIMIZIM gross margins to decline and approximate Naglazyme gross margins as we deplete previously expensed product.

Total cost of sales for the three and six months ended June 30, 2014 were $31.2 million and $54.0 million, respectively, compared to $22.6 million and $43.1 million for the three and six months ended June 30, 2013, respectively. The increase in cost of sales was primarily attributed to the increase in product sales.

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

Research and development expense increased to $107.7 million for the three months ended June 30, 2014, from $85.7 million for the three months ended June 30, 2013. Research and development expense increased to $193.9 million for the six months ended June 30, 2014, from $169.4 million for the six months ended June 30, 2013. The increase in research and development expense was primarily a result of the following (in millions):

	Three Months	Six Months
Research and development expense for the period ended June 30, 2013	$85.7	$169.4
Gain on early lease termination	(0.5)	(6.6)
Increased BMN 673 development expenses	6.2	6.5
Increased BMN 190 development expenses	5.7	7.6
Increased development expenses on early development stage programs	5.2	8.8
Increased PEG PAL development expenses	3.8	8.7
Increased stock-based compensation expenses related to research and development	0.5	2.3
Increased BMN 111 development expenses	0.3	1.3
Decreased VIMIZIM development expenses	(3.3)	(7.3)
Decreased BMN 701 development expenses	(0.1)	(2.1)
Decreased development expenses related to mature commercial products	(1.5)	(2.8)
Increased non-allocated research and development expenses and other net changes	5.7	8.1

Research and development expense for the period ended June 30, 2014	$107.7	$193.9

The increase in PEG PAL and BMN 673 development expense was attributed to increased clinical trial activities related to these product candidates. The increase in development expense on early development stage programs was primarily attributed to the pre-clinical activity related to BMN 270, BMN 250 and development costs related to the programs acquired from Zacharon Pharmaceuticals, Inc. (Zacharon). The increase in stock-based compensation is primarily attributed to an increase in the number of options outstanding due to an increased number of employees and an increase in the weighted-average fair value of the equity awards granted during 2013. The increases in BMN 190 and BMN 111 development expense were attributed to increased pre-clinical activities related to these product candidates. The decrease in BMN 701 was attributed to a decline in clinical manufacturing costs, offset by an increase in clinical trial expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The increase in non-allocated research and development expense is primarily attributed to an increase in research and development personnel costs and facility costs that are not allocated to specific programs. The gain on early lease termination in the six months ended June 30, 2014, was primarily due to the early termination of our lease and the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC where our corporate headquarters are located.

During the remainder of 2014, we expect our research and development spending to increase over 2013 levels due to our PEG PAL, BMN 673, BMN 701, BMN 111 and BMN 190 programs progressing, including a few of those programs progressing to more advanced phases of clinical studies. Phase 3 clinical trials for PEG PAL and BMN 673 were initiated in the second and fourth quarters of 2013, respectively, and we initiated a Phase 3 trial of BMN 701 in the second quarter of 2014. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs including BMN 270, programs acquired from Zacharon and BMN 250. Additionally, we expect to continue incurring significant research and development expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as research and development expenses.

Selling, General and Administrative

Selling, general and administrative expense increased to $68.1 million for the three months ended June 30, 2014, from $50.7 million for the three months ended June 30, 2013. Selling, general and administrative expense increased to $128.2 million for the six months ended June 30, 2014, from $101.7 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

	Three Months	Six Months
Selling, general and administrative expense for the period ended June 30, 2013	$50.7	$101.7
Gain on early lease termination	0	(2.7)
Increased VIMIZIM commercial launch expenses	6.4	14.1
Increased stock-based compensation	2.3	5.2
Increased sales and marketing expenses related to mature commercial products	1.8	0.6
Decreased foreign exchange losses on unhedged transactions	(0.4)	(0.4)
Net increase in corporate support and other administrative expenses	7.3	9.7

Selling, general and administrative expense for the period ended June 30, 2014	$68.1	$128.2

The increase in stock-based compensation is attributed to an increase in the number of options outstanding due to an increased number of employees, an increase in the weighted-average fair value of the equity awards granted during 2013. We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. The gain on early lease termination in the six months ended June 30, 2014, resulted from the early termination of our lease and the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of the SRCC where our corporate headquarters are located. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme, the U.S. commercialization activities for Kuvan, commercial launch activities for VIMIZIM and the administrative support of our expanding operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense is comprised of changes in the fair value of contingent acquisition consideration payable to former stockholders of our acquired businesses, impairment loss (if any) on intangible assets and amortization of the European marketing rights for Firdapse and intangible assets related to SRCC in-place and above market leases. Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Changes in the fair value of contingent acquisition consideration payable	$2.7	$(3.7)	$6.4	$10.8	$1.0	$9.8
Impairment loss on intangible assets	0	0.9	(0.9)	0	0.9	(0.9)
Amortization of Firdapse European marketing rights	0.8	0.8	0	1.6	1.6	0
Amortization of SRCC in-place and above market leases	0.2	0	0.2	0.2	0	0.2

Total intangible asset amortization and contingent consideration	$3.7	$(2.0)	$5.7	$12.6	$3.5	$9.1

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations. During the three and six months ended June 30, 2014, the majority of the changes related to the development progress of BMN 701.

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

Equity in the loss of the joint venture totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared to $0.2 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.7 million and $2.9 million for the three and six months ended June 30, 2014, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively. The increase in interest income during the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013 was primarily due to higher cash and investment balances. We expect future interest income to increase due to the $696.4 million of net proceeds from our October 2013 debt offering and our March 2014 equity offering. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Coupon interest	$2.5	$0.5	$2.0	$4.8	$2.0	$2.8
Amortization of issuance costs	0.8	0.1	0.7	1.7	0.3	1.4
Accretion of discount on convertible notes	5.9	0	5.9	11.8	0	11.8

Total interest expense	$9.2	$0.6	$8.6	$18.3	$2.3	$16.0

The increased interest expense in the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013 was attributed to our October 2013 debt offering. We expect future interest expense to increase due to the October 2013 debt offering and the accretion of the related debt discount. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

During the three and six months ended June 30, 2014, we recognized Debt Conversion Expense of $0.7 million in connection with the early conversion of $16.5 million in aggregate principal amount of the 2017 Notes. During the six months ended June 30, 2013, we recognized debt conversion expense of $10.4 million in connection with the early conversion in March 2013 of $215.0 million in aggregate principal amount of the 2017 Notes.

Provision for (Benefit from) Income Taxes

During the three months ended June 30, 2014 we recognized income tax expense of $5.8 million, compared to an income tax expense of $1.2 million in the three months ended June 30, 2013. During the six months ended June 30, 2014 we recognized income tax expense of $9.3 million, compared to an income tax benefit of $3.5 million in the six months ended June 30, 2013. We have historically computed interim period tax expense by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted loss used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in forecasted income. As such, we have computed U.S. tax expense for the three and six months ended June 30, 2014 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate. The income tax expense and benefit calculated for the three and six months ended June 30, 2013 were also calculated using an actual year-to-date tax calculation.

The Provision for (Benefit from) Income Taxes for the three and six months ended June 30, 2014 and 2013 consisted of state, federal and foreign current tax expense, which were offset by deferred tax benefits from federal orphan drug credits and California Research and Development (R&D) credits. The Provision for (Benefit from) Income Taxes for the three and six months ended June 30, 2013 were also offset by federal R&D credits. The provisions for the three and six months ended June 30, 2014 and 2013 were further reduced by the benefit related to stock option exercises. Additionally, the American Taxpayer Relief Act of 2012 (the Relief Act), was enacted on January 2, 2013. The Relief Act reinstated the federal R&D credit retroactively to January 1, 2012 through December 31, 2013. In accordance with Financial Accounts Standards Board Accounting Standards Codification Topic 740, Income Taxes, we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a deferred tax benefit of $1.9 million related to R&D expenses incurred during 2012 as a discrete item during the six months ended June 30, 2013, which further increased our income tax benefit for the 2013 current period provision. These discrete benefits were offset by a $0.6 million and $1.6 million increase in the valuation allowance as of the six months ended June 30, 2014 and 2013, respectively related to California net operating losses that we believe are likely to expire unutilized. See Note 20 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of the components of our Provision for (Benefit from) Income Taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Financial Position, Liquidity and Capital Resources

We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, short-term and long-term investments supplemented by proceeds from equity or debt financings and loans or collaborative agreements with corporate partners, each to the extent necessary. This expectation could change depending on how much we elect to spend on our development programs, potential licenses, and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our October 2013 debt offering and our March 2014 equity offering.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. As of June 30, 2014, $102.5 million of our $1,080.8 million balance of cash, cash equivalents and marketable securities was from foreign subsidiary operations and is intended to fund future foreign operations. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Our financial condition as of June 30, 2014 and December 31, 2013 was as follows (in millions):

	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$584.7	$568.8	$15.9
Short-term investments	251.9	215.9	36.0
Long-term investments	244.2	267.7	(23.5)

Cash, cash equivalents and investments	$1,080.8	$1,052.4	$28.4

Current assets	$1,220.2	$1,137.4	$82.8
Current liabilities	166.7	183.3	(16.6)

Working capital	$1,053.5	$954.1	$99.4

Convertible debt, net of discount	$650.9	$655.6	$(4.7)

Our cash flows for each of the six months ended June 30, 2014 and 2013 are summarized as follows (in millions):

	Six Months Ended June 30,
	2014	2013	Change
Cash and cash equivalents at the beginning of the period	$568.8	$180.5	$388.3
Net cash used in operating activities	(38.4)	(38.8)	0.4
Net cash (used in) provided by investing activities	(79.5)	4.3	(83.8)
Net cash provided by financing activities	133.8	29.4	104.4

Cash and cash equivalents at the end of the period	$584.7	$175.4	$409.3
Short-term and long-term investments	496.1	343.0	153.1

Cash, cash equivalents and investments	$1,080.8	$518.4	$562.4

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash, Cash Equivalents and Investments

The increase in cash, cash equivalents and investments at June 30, 2014 from December 31, 2013 was primarily attributed to the net proceeds of $117.5 million from our March 2014 public offering of common stock and employee stock exercises and ESPP contributions, offset by increases in cash used in operating activities and purchases of property, plant and equipment.

Working Capital

Working capital increased by $99.4 million, from $954.1 million at December 31, 2013 to $1,053.5 million at June 30, 2014. The increase in working capital was attributed to the following (in millions):

Working capital at December 31, 2013	$954.1
Increased cash, cash equivalents and short-term investments	51.9
Decreased accounts payable and accrued liabilities	16.6
Net increase in other current operating assets	30.9

Working capital at June 30, 2014	$1,053.5

The increase in cash, cash equivalents and short-term investments was primarily attributed to the net proceeds of $117.5 from our March 2014 equity offering and proceeds of $28.1 million from employee stock exercises and ESPP contributions. The net proceeds from the public offering of our common stock and employee stock exercises and ESPP contributions were partially offset by $38.4 million of cash used in operating activities.

The net increase in other current operating assets is attributed to a $30.9 million increase in inventory, a $4.5 million increase in accounts receivable, offset by a decrease of $4.4 million in other current assets. The increase in inventory was primarily attributed to buildup of Naglazyme and Aldurazyme inventories during the quarter. The increase in accounts receivable is attributed to timing of net product revenues and cash receipts from customers.

Our product sales to government-owned or government-funded customers in certain countries, including Russia and the Southern European countries of Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or default in the Southern European countries or Russia, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of June 30, 2014, approximately 8% of our outstanding accounts receivable relate to such countries. See Note 17 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2014 was $38.4 million, compared to cash used in operating activities of $38.8 million for the six months ended June 30, 2013. The decrease in cash used in operating activities was primarily comprised of a $17.3 million increase in inventory, a $4.3 million increase of other assets and a $3.2 million decrease in other long-term liabilities, offset by a decrease of $9.5 million in other current assets, a $1.5 million decrease in accounts receivable and a $1.7 million decrease in accounts payable.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 was $79.5 million compared to net cash provided by investing activities of $4.3 million during the six months ended June 30, 2013. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility improvements. The increase in net cash used in investing activities for the six months ended June 30, 2014 was primarily comprised of a $42.5 million increase in capital expenditures and $50.2 million in net purchases of investments, offset by a decrease of $9.9 million in business acquisitions. During the remainder of 2014, we expect to make significant capital investments in our Shanbally, Ireland manufacturing facility to enable future commercial manufacturing of our products at the facility and our corporate headquarters to accommodate anticipated headcount growth.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $133.8 million, compared to net cash provided by financing activities of $29.4 million for the six months ended June 30, 2013. Historically, our financing activities primarily included payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from employee stock purchases under the ESPP and employee stock option exercises. The increase in net cash provided by financing activities for the six months ended June 30, 2014 was primarily attributed to of the net proceeds of $117.5 million from our March 2014 equity offering and a $9.7 million decrease in debt conversion expense, offset by decreased proceeds from employee stock option exercises and ESPP contributions of $17.7 million and a $4.7 million increase in payments of contingent consideration.

Other Information

In March 2014, we sold 1.5 million shares of our common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $117.5 million from this public offering.

On October 15, 2013, we completed an offering of $750.0 million in aggregate principal amount of senior subordinated convertible notes consisting of $375.0 million in aggregate principal amount of the 2018 Notes and $375.0 million in aggregate principal amount of the 2020 Notes. The net proceeds from the offering were $696.4 million, after deducting commissions and offering expenses and the purchase of capped calls. The 2018 Notes and the 2020 Notes were issued at face value and accrue interest at annual rates of 0.75% and 1.50%, respectively, which is payable semiannually in arrears on April 15 and October 15 of each year beginning on April 15, 2014. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

In April 2007, we sold approximately $324.9 million of the 2017 Notes of which $45.5 million remained outstanding at June 30, 2014. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. During the three months ended June 30, 2014, we entered into two separate agreements with one of our existing holders of our 2017 Notes pursuant to which such holder converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of our common stock. In addition to issuing the requisite number of shares of common stock, we the also made varying cash payments to the holder totaling $0.7 million in aggregate, which $0.7 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2014.

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

Our $795.6 million (undiscounted) of total convertible debt as of June 30, 2014 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses in each of the three and six months ended June 30, 2014 and 2013 and the period since inception of the major programs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Program Inception
	2014	2013	2014	2013
VIMIZIM	$16.5	$19.8	$34.5	$41.8	$328.3
BMN 673	11.7	5.5	16.7	10.2	73.3
BMN 701	13.5	13.6	24.3	26.4	121.5
BMN 111	4.7	4.4	9.0	7.7	55.9
BMN 190	9.0	3.3	14.1	6.5	45.6
PEG PAL	16.9	13.1	32.9	24.2	200.6
Mature approved products	7.8	9.3	14.9	17.7	386.4
Not allocated to specific major current projects	27.6	16.7	47.5	34.9	Not meaningful

Totals	$107.7	$85.7	$193.9	$169.4

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations for non-cancelable purchase commitments as of June 30, 2014 are presented in the table below (in millions).

	Payments Due within
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
2017 Notes and related interest	$0.4	$1.8	$45.9	$0	$48.1
2018 Notes and related interest	1.4	5.6	380.7	0	387.7
2020 Notes and related interest	2.8	11.2	11.2	386.4	411.6
Operating leases	2.9	9.7	6.3	0.7	19.6
Research and development and purchase commitments	25.9	12.2	2.8	0	40.9

Total	$33.4	$40.5	$446.9	$387.1	$907.9

We are also subject to contingent payments totaling approximately $545.0 million as of June 30, 2014, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $59.3 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended June 30, 2014 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

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

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to government regulation by international regulatory authorities. The approval process in the EU and other countries can also be lengthy and expensive and regulatory approval is also never certain. Naglazyme, Aldurazyme and Kuvan have received regulatory approval to be commercially marketed and sold in the U.S., EU and other countries. Firdapse has received regulatory approval to be commercially marketed only in the EU. VIMIZIM received regulatory approval in the U.S. on February 14, 2014, in the EU on April 28, 2014 and in Canada on July 7, 2014 but has not been approved in any other jurisdiction and may never receive additional regulatory approvals for any jurisdiction.

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

* If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Since we began operations in March 1997, we have been engaged in very substantial research and development and operated at a net loss until 2008. Although we were profitable in 2008 and 2010, we operated at a net loss in 2009, 2011, 2012 and 2013. Based upon our current plan for investments in research and development for existing and new programs, we expect to operate at a net loss for at least the next 12 months. Our future profitability depends on our marketing and selling of VIMIZIM, Naglazyme, Kuvan and Firdapse, the successful continued commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, our spending on our development programs and the impact of any possible future business development transactions. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse or our product candidates may be unable to comply with GMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

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

As of June 30, 2014, we had cash, cash equivalents and short and long-term investments totaling $1,080.8 million and long-term debt obligations of $795.6 million (undiscounted). In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of the Notes but also the ongoing interest due on the Notes during their term. In March 2014, we sold 1.5 million shares of our common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of $117.5 million for this public offering; however we may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

Supply interruptions may disrupt our inventory levels and the availability of our products and product candidates and cause delays in obtaining regulatory approval for our product candidates, or harm our business by reducing our revenues.

Numerous factors could cause interruptions in the supply of our products and product candidates, including:

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

With respect to our product candidates, production of product is necessary to perform clinical trials and successful registration batches are necessary to file for approval to commercially market and sell product candidates. Delays in obtaining clinical material or registration batches could adversely impact our clinical trials and delay regulatory approval for our product candidates.

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

Substantial new provisions affecting compliance also have been adopted, which may require us to modify our business practices with health care practitioners. The PPACA, among other things, requires drug manufacturers to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The Centers for Medicare and Medicaid Services has issued a final rule that requires manufacturers to begin collecting required information on August 1, 2013 with the first reports due March 31, 2014 (and by the 90th day of each calendar year thereafter) and publication of the reported data in a searchable form on a public website beginning September 30, 2014.

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

The Hatch-Waxman Act permits the FDA to approve abbreviated new drug applications (ANDAs) for generic versions of branded drugs. We refer to this process as the “ANDA process”. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not generally require the conduct and submission of clinical efficacy studies for that product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product based on pharmacokinetic studies. Pursuant to the Hatch-Waxman Act, companies were able to file an ANDA application for the active ingredient in Kuvan at any time after December 2011. At present, we have not received information that any other party has filed or has conducted the bioequivalency study necessary to file an ANDA for Kuvan.

The Hatch-Waxman Act requires an applicant for a drug that relies, at least in part, on our data regarding the safety and efficacy of Kuvan, to notify us of their application and potential infringement of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). Upon receipt of a notice alleging that our patents listed in the Orange Book are invalid or not infringed by the proposed competitor product (a paragraph iv notice), we would have 45 days to bring a patent infringement suit in federal district court against the company seeking approval for its product. The discovery, trial and appeals process in such suits can take several years. If we commence such a suit alleging infringement of one or more of our Orange Book listed patents within 45 days from receipt of the paragraph iv notice, the Hatch-Waxman Act provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA’s review of the application may be completed. Such litigation is often time-consuming, costly and may result in competition if such patent(s) are not upheld or if the competitor does not infringe such patent(s). However, generic versions of Kuvan would be prohibited until the expiration of orphan drug exclusivity in December 2014, or June 2015 if we receive pediatric exclusivity.

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

For each of three and six months ended June 30, 2014 approximately 4% of our net product revenues were from the countries of Italy, Spain, Portugal, Greece and Russia, respectively. Approximately 8% of our total accounts receivable as of June 30, 2014 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

During the second quarter of 2014 we entered into two agreements with one of the existing holders of our 2017 Notes, pursuant to which such holder converted $16.5 million in aggregate principal amount, into 809,351 share of our common stock. In addition to issuing the requisite number of shares of our common stock, we also made varying cash payments to the holder totaling $0.7 million in the aggregate. The issuance of our common stock upon the conversion of the 2017 Notes was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof, as the conversion of the 2017 Notes into our common stock was made by the Company with an existing securities holder exclusively in a service of privately negotiated transaction where no commission or other remuneration was paid.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1#	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006 and as amended March 5, 2014, previously filed with the Securities and Exchange Commission on June 10, 2014 as Exhibit 10.1 to the Company’s report on Form 8-K, which is incorporated by reference herein.

23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Supercedes Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014.
#	Management contract or compensatory Plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: July 31, 2014	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1#	Amended and Restated 2006 Employee Stock Purchase Plan, as adopted on June 21, 2006 and as amended March 5, 2014, previously filed with the Securities and Exchange Commission on June 10, 2014 as Exhibit 10.1 to the Company’s report on Form 8-K, which is incorporated by reference herein.

23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
†	Supercedes Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014.
#	Management contract or compensatory Plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.