Form 10-Q
period 2014-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2014-10-28
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 147,465,546 shares of common stock, par value $0.001, outstanding as of October 18, 2014.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Naglazyme®, Kuvan® and VIMIZIM® are registered trademarks of BioMarin Pharmaceutical Inc., or its affiliates. Aldurazyme ® is a registered trademark of BioMarin/Genzyme LLC. Firdapse ™ is a trademark of BioMarin Pharmaceutical Inc., or its affiliates.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(In thousands of U.S. dollars, except per share amounts)

	September 30, 2014	December 31, 2013 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$398,005	$568,781
Short-term investments	268,368	215,942
Accounts receivable, net (allowance for doubtful accounts: $195 and $529, respectively)	121,395	117,822
Inventory	204,444	162,605
Current deferred tax assets	29,149	30,561
Other current assets	56,458	41,707

Total current assets	1,077,819	1,137,418

Noncurrent assets:
Investment in BioMarin/Genzyme LLC	815	816
Long-term investments	448,328	267,700
Property, plant and equipment, net	486,741	319,316
Intangible assets, net	159,949	163,147
Goodwill	54,258	54,258
Long-term deferred tax assets	150,991	145,234
Other assets	61,532	156,171

Total assets	$2,440,433	$2,244,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$206,550	$183,271

Total current liabilities	206,550	183,271
Noncurrent liabilities:
Long-term convertible debt	656,884	655,566
Long-term contingent acquisition consideration payable	42,297	30,790
Other long-term liabilities	26,260	33,392

Total liabilities	931,991	903,019

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2014 and December 31, 2013: 147,433,951 and 143,463,668 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	148	144
Additional paid-in capital	2,278,761	2,059,101
Company common stock held by Nonqualified Deferred Compensation Plan	(9,683)	(7,421)
Accumulated other comprehensive income	19,189	5,018
Accumulated deficit	(779,973)	(715,801)

Total stockholders’ equity	1,508,442	1,341,041

Total liabilities and stockholders’ equity	$2,440,433	$2,244,060

(1)	December 31, 2013 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the SEC) on February 26, 2014.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Net product revenues	$173,416	$134,330	$510,664	$394,074
Collaborative agreement revenues	353	1,754	1,274	2,778
Royalty, license and other revenues	3,078	790	8,248	4,760

Total revenues	176,847	136,874	520,186	401,612

OPERATING EXPENSES:
Cost of sales (excludes amortization of certain acquired intangible assets)	29,920	28,054	83,946	71,121
Research and development	125,686	88,064	319,554	257,468
Selling, general and administrative	74,604	61,841	202,524	163,547
Intangible asset amortization and contingent consideration	2,934	9,639	15,797	13,173
Gain on sale of intangible asset	(67,500)	0	(67,500)	0

Total operating expenses	165,644	187,598	554,321	505,309

INCOME (LOSS) FROM OPERATIONS	11,203	(50,724)	(34,135)	(103,697)
Equity in the loss of BioMarin/Genzyme LLC	(225)	(147)	(1,102)	(711)
Interest income	1,435	574	4,293	1,942
Interest expense	(9,118)	(526)	(27,445)	(2,854)
Debt conversion expense	0	(1,732)	(674)	(12,152)
Other income (expense)	(74)	239	(68)	344

INCOME (LOSS) BEFORE INCOME TAXES	3,221	(52,316)	(59,131)	(117,128)
Provision for (benefit from) income taxes	(4,224)	704	5,041	(2,765)

NET INCOME (LOSS)	$7,445	$(53,020)	$(64,172)	$(114,363)

NET INCOME (LOSS) PER SHARE, BASIC	$0.05	$(0.38)	$(0.44)	$(0.84)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.05	$(0.38)	$(0.44)	$(0.84)

Weighted average common shares outstanding, basic	147,016	140,796	145,724	136,102

Weighted average common shares outstanding, diluted	159,304	140,796	145,724	136,102

COMPREHENSIVE INCOME (LOSS)	$16,693	$(43,988)	$(50,001)	$(102,688)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(In thousands of U.S. dollars)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,172)	$(114,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,921	37,528
Non-cash interest expense	20,305	352
Accretion of discount on investments	5,748	4,149
Stock-based compensation	55,251	42,638
Gain on sale of intangible asset	(67,500)	0
Gain on termination of lease	(8,893)	0
Equity in the loss of BioMarin/Genzyme LLC	1,102	711
Deferred income taxes	(12,373)	(19,212)
Excess tax benefit from stock option exercises	(205)	(335)
Unrealized foreign exchange (gain) loss on forward contracts	2,354	(1,692)
Non-cash changes in the fair value of contingent acquisition consideration payable	11,202	9,816
Debt conversion expense	674	12,152
Other non-cash movements	360	939
Changes in operating assets and liabilities:
Accounts receivable, net	(3,573)	(15,679)
Inventory	(41,839)	(19,989)
Other current assets	(9,783)	(1,776)
Other assets	(6,718)	(307)
Accounts payable and accrued liabilities	31,493	11,362
Other long-term liabilities	(116)	5,368

Net cash used in operating activities	(46,762)	(48,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(89,628)	(35,440)
Maturities and sales of investments	207,476	232,625
Purchase of available-for-sale investments	(448,938)	(179,192)
Proceeds from sale of intangible asset	67,500	0
Business acquisitions, net of cash acquired	0	(9,875)
Investment in BioMarin/Genzyme LLC	(1,100)	(485)
Other	(2,000)	0

Net cash (used in) provided by investing activities	(266,690)	7,633

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	37,635	60,229
Taxes paid related to net share settlement of equity awards	(7,246)	(6,141)
Proceeds from public offering of common stock, net	117,463	0
Excess tax benefit from stock option exercises	205	335
Payments for debt conversion	(674)	(12,152)
Payment of contingent acquisition consideration payable	(4,691)	0
Other	(16)	(528)

Net cash provided by financing activities	142,676	41,743

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(170,776)	1,038
Cash and cash equivalents:
Beginning of period	$568,781	$180,527

End of period	$398,005	$181,565

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$4,759	$3,238
Cash paid for income taxes	22,378	13,165
Stock-based compensation capitalized into inventory	5,663	4,219
Depreciation capitalized into inventory	7,989	8,221
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(2,762)	$(7,491)
Conversion of convertible debt	16,482	269,816
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	126	2,618
Release of escrow balance for purchase of San Rafael Corporate Center	116,500	0

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

Through September 30, 2014, the Company had accumulated losses of approximately $780.0 million. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2014, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013, that are of significance or potential significance to the Company.

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

(5) ACQUISITION OF SAN RAFAEL CORPORATE CENTER

In March 2014, the Company completed the acquisition of the real estate commonly known as the San Rafael Corporate Center (SRCC), located in San Rafael, California. SRCC is a multi-building, commercial property where, prior to the transaction, the Company was leasing a certain portion of the space for its headquarters and related operating activities. The purpose of this acquisition is to allow for future expansion of the Company’s corporate headquarters to accommodate anticipated headcount growth. The acquisition of SRCC has been accounted for as a business combination because the building and the in-place leases met the definition of a business in Accounting Standards Codification 805 (ASC 805), Business Combinations. The purchase price for SRCC was $116.5 million. The fair value of the consideration paid was $116.5 million, all of which was paid in cash, which was held in escrow as of December 31, 2013.

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

The amount of third-party tenant revenue (included in the line item Royalty, License and Other Revenues) included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014, was $1.3 million and $3.1 million, respectively. The amount of net income/loss from third-party tenants for the three and nine months ended September 30, 2014, was insignificant the to the Company’s Consolidated Statements of Comprehensive Income (Loss).

SRCC’s results of operations prior to the acquisition were insignificant to the Company’s Condensed Consolidated Financial Statements.

Included in Selling, General and Administrative (SG&A) expenses are transaction costs incurred in connection with the acquisition of SRCC of $0.3 million during the nine months ended September 30, 2014. In connection with the purchase of SRCC, the Company recognized a gain of $8.8 million in the nine months ended September 30, 2014, due to the early termination of the Company’s lease and the realization of the remaining balance in deferred rent and the reversal of the related asset retirement obligation upon acquisition of the SRCC. $2.7 million and $6.1 million of the gain were included in SG&A and Research and Development (R&D) expenses, respectively. The allocation of the gain to SG&A and R&D is consistent with the Company’s allocation practices for facility costs for this previously leased space.

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

(7) NET INCOME (LOSS) PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss), basic	$7,445	$(53,020)	$(64,172)	$(114,363)
Interest expense related to the 2017 Notes	156	0	0	0

Net income (loss), diluted	$7,601	$(53,020)	$(64,172)	$(114,363)

Denominator (in thousands of common shares):
Basic weighted-average shares outstanding	147,016	140,796	145,724	136,102
Effect of dilutive securities:
Options to purchase common stock	9,275	0	0	0
Common stock issuable under the 2017 Notes	2,238	0	0	0
Unvested restricted stock units (RSUs)	642	0	0	0
Potentially issuable common stock for ESPP purchases	133	0	0	0

Fully diluted weighted-average shares	159,304	140,796	145,724	136,102

Basic net income (loss) per common share	$0.05	$(0.38)	$(0.44)	$(0.84)

Diluted net income (loss) per common share	$0.05	$(0.38)	$(0.44)	$(0.84)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of common shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	3,491	13,421	12,780	13,421
Common stock issuable under the 2017 Notes	0	3,846	2,238	3,846
Common stock issuable under the 2018 Notes and the 2020 Notes	7,966	0	7,966	0
Unvested restricted stock units (RSUs)	559	1,235	1,216	1,180
Potentially issuable common stock for ESPP purchases	0	290	135	282
Common stock held by the Nonqualified Deferred Compensation Plan	224	194	224	194

Total number of potentially issuable shares	12,240	18,986	24,559	18,923

The effect of the 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and together with the 2018 Notes, the Notes) was excluded from the diluted net income/loss per share since they may be settled in cash or shares at the Company’s option, and the Company’s current intention is to settle up to the principal amount of the converted notes in cash and any excess conversion value (conversion spread) in shares of the Company’s common stock. As a result, the 2018 Notes and the 2020 Notes have no effect on diluted net income/loss per share until the Company’s stock price exceeds the conversion price of $94.15 per share for the Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INVESTMENTS

All investments were classified as available-for-sale at September 30, 2014 and December 31, 2013. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2014 and December 31, 2013 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at September 30, 2014
Certificates of deposit	$54,342	$9	$0	$54,351
Corporate debt securities	497,734	334	(862)	497,206
Commercial paper	19,218	0	0	19,218
U.S. Government agency securities	145,901	23	(159)	145,765
Greek government-issued bonds	50	106	0	156

Total	$717,245	$472	$(1,021)	$716,696

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2013
Certificates of deposit	$47,008	$2	$0	$47,010
Corporate debt securities	341,519	313	(423)	341,409
Commercial paper	86,154	24	0	86,178
U.S. Government agency securities	8,900	1	0	8,901
Greek government-issued bonds	52	92	0	144

Total	$483,633	$432	$(423)	$483,642

The Company has investments in marketable equity securities which are measured using quoted prices in their respective active market that are considered strategic investments. As of September 30, 2014, the fair value of the Company’s strategic investments of $26.6 million included an unrealized gain of $19.2 million. As of December 31, 2013, the fair value of the Company’s strategic investments of $13.0 million includes an unrealized gain of $10.1 million. These investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	September 30, 2014	December 31, 2013
Maturing in one year or less	$268,368	$215,942
Maturing after one year through five years	448,328	267,700

Total	$716,696	$483,642

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2014, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(9) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2014	December 31, 2013
Intangible assets:
Finite-lived intangible assets	$123,785	$118,242
Indefinite-lived intangible assets	74,430	74,430

Gross intangible assets:	198,215	192,672
Less: Accumulated amortization	(38,266)	(29,525)

Net carrying value	$159,949	$163,147

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

In July 2014, the Company sold the Rare Pediatric Disease Priority Review Voucher (PRV) it received from the U.S. Food and Drug Administration (FDA) in connection with the U.S. approval of VIMIZIM. In exchange for the voucher the Company received $67.5 million from Regeneron Ireland (Regeneron), an indirect, wholly-owned subsidiary of Regeneron Pharmaceuticals, Inc. The proceeds from the sale of the PRV were recognized as a gain on the sale of intangible asset as the PRV did not have a carrying value on the Company’s Condensed Consolidated Balance Sheet at the time of sale.

See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to the Company’s Intangible Assets.

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
Leasehold improvements	$64,629	$73,973
Building and improvements	309,255	159,125
Manufacturing and laboratory equipment	114,761	95,126
Computer hardware and software	86,586	74,948
Furniture and equipment	12,958	12,367
Land improvements	4,105	0
Land	29,357	11,608
Construction-in-progress	80,982	77,212

	702,633	504,359
Less: Accumulated depreciation	(215,892)	(185,043)

Total property, plant and equipment, net	$486,741	$319,316

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

During the nine months ended September 30, 2014, the Company purchased two buildings in Novato, California which were accounted for as an asset purchase. The total purchase price for the buildings was $20.0 million.

The following table summarizes the allocation of the total purchase price of the buildings:

	Estimated Fair Value	Estimated Useful Lives
Building and improvements	$15,836	35 to 45 years
Land	3,216
Land improvements	919	10 years

Total identifiable net assets	$19,971

Depreciation expense for the three and nine months ended September 30, 2014 was $11.2 million and $31.3 million, respectively, of which $2.6 million and $8.0 million was capitalized into inventory, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $9.2 million and $27.3 million, respectively, of which $2.8 million and $8.2 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and nine months ended September 30, 2014 and 2013 was insignificant.

(11) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$19,946	$15,309
Work-in-process	120,477	88,417
Finished goods	64,021	58,879

Total inventory	$204,444	$162,605

Other Assets consisted of the following:

	September 30, 2014	December 31, 2013
Deposits	$12,476	$7,196
Escrow balance for SRCC purchase	0	116,500
Deferred offering costs	12,613	15,374
Strategic investments	26,556	13,000
Other	9,887	4,101

Total other assets	$61,532	$156,171

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Accounts payable	$37,689	$36,894
Accrued accounts payable	78,063	58,408
Accrued compensation expense	40,918	33,496
Accrued vacation expense	11,840	10,487
Current portion of contingent acquisition consideration payable	0	11,882
Accrued rebates payable	13,711	10,429
Accrued royalties payable	7,572	5,829
Value added taxes payable	4,705	3,603
Other accrued operating expenses	5,654	4,875
Current portion of nonqualified deferred compensation liability	1,372	1,363
Other	5,026	6,005

Total accounts payable and accrued liabilities	$206,550	$183,271

(12) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2014	December 31, 2013
Convertible Notes due 2020, net of unamortized discount of $79,836 and $87,975, respectively	$295,164	$287,025
Convertible Notes due 2018, net of unamortized discount of $58,839 and $68,500, respectively	316,161	306,500
Convertible Notes due 2017	45,559	62,041

Total long-term convertible debt, net of unamortized discount	$656,884	$655,566

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)	$412,433	$400,879
Convertible Notes due in 2018 (1)	400,609	397,691
Convertible Notes due in 2017 (1)	162,807	213,765

Total	$975,849	$1,012,335

(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Coupon interest	$2,278	$463	$7,140	$2,502
Amortization of issuance costs	828	63	2,505	352
Accretion of debt discount	6,012	0	17,800	0

Total interest expense on convertible debt	$9,118	$526	$27,445	$2,854

During the nine months ended September 30, 2014, the Company entered into two separate agreements with an existing holder of its senior subordinated convertible notes due in 2017 (the 2017 Notes) pursuant to which such holder converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling $0.7 million in aggregate, of which $0.7 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2014.

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

At September 30, 2014, the Company had 80 forward foreign currency exchange contracts outstanding to sell a total of 106.6 million Euros with expiration dates ranging from October 2014 through February 2017. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro denominated Naglazyme and Aldurazyme sales. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues denominated in Euros related to changes in foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of SG&A expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). At September 30, 2014, the Company had one outstanding forward foreign currency exchange contract to buy 44.1 million Euros, which was not designated as a hedge for accounting purposes and matures on October 31, 2014.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through forward foreign currency exchange contracts is through February 2017. Over the next twelve months, the Company expects to reclassify $6.1 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives September 30, 2014		Liability Derivatives September 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$6,040	Accounts payable and accrued liabilities	$0
Forward foreign currency exchange contracts	Other assets	4,760	Other long-term liabilities	0

Total		$10,800		$0

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$94

Total		0		94

Total value of derivative contracts		$10,800		$94

	Asset Derivatives December 31, 2013		Liability Derivatives December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$0	Accounts payable and accrued liabilities	$2,186
Forward foreign currency exchange contracts	Other assets	0	Other long-term liabilities	0

Total		$0		$2,186

Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$59	Accounts payable and accrued liabilities	$0

Total		59		0

Total value of derivative contracts		$59		$2,186

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$6,247	$(2,094)	$9,395	$(1,844)
Net gain (loss) reclassified from accumulated OCI into income(2)	359	65	(662)	619
Net gain (loss) recognized in income(3)	(179)	10	(499)	214
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in income(4)	$4,365	$(1,437)	$4,861	$(1,129)

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as selling, general and administrative expense.
(4)	Classified as selling, general and administrative expense.

At September 30, 2014 and December 31, 2013, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $11.3 million and a loss of $2.4 million, respectively.

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

	Fair Value Measurements at September 30, 2014
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$302,655	$0	$0	$302,655
Money market instruments	0	95,350	0	95,350

Total cash and cash equivalents	$302,655	$95,350	$0	$398,005

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$32,302	$0	$32,302
Corporate debt securities	0	187,409	0	187,409
Commercial paper	0	19,218	0	19,218
U.S. Government agency securities	0	29,439	0	29,439
Long-term:
Certificates of deposit	0	22,049	0	22,049
Corporate debt securities	0	309,797	0	309,797
U.S. Government agency securities	0	116,326	0	116,326
Greek government-issued bonds	0	156	0	156

Total available-for-sale securities	$0	$716,696	$0	$716,696

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$342	$0	$342
Forward foreign currency exchange contract assets (1)	0	6,040	0	6,040
Restricted investments (2)	0	2,352	0	2,352

Total other current assets	$0	$8,734	$0	$8,734

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$4,890	$0	$4,890
Forward foreign currency exchange contract assets (1)	0	4,760	0	4,760
Strategic investment (3)	26,556	0	0	26,556

Total other assets	$26,556	$9,650	$0	$36,206

Total assets	$329,211	$830,430	$0	$1,159,641

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,030	$342	$0	$1,372
Forward foreign currency exchange contract liability (1)	0	94	0	94
Asset retirement obligation (ARO)	0	0	29	29

Total current liabilities	$1,030	$436	$29	$1,495

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$15,096	$4,890	$0	$19,986
Contingent acquisition consideration payable	0	0	42,297	42,297
Asset retirement obligation	0	0	3,138	3,138

Total other long-term liabilities	$15,096	$4,890	$45,435	$65,421

Total liabilities	$16,126	$5,326	$45,464	$66,916

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2013
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$156,228	$0	$0	$156,228
Money market instruments	0	412,553	0	412,553

Total cash and cash equivalents	$156,228	$412,553	$0	$568,781

Available-for-sale securities:
Short-term:
Certificates of deposit	$0	$30,513	$0	$30,513
Corporate debt securities	0	99,251	0	99,251
Commercial paper	0	86,178	0	86,178
Long-term:
Certificates of deposit	0	16,497	0	16,497
Corporate debt securities	0	242,158	0	242,158
U.S. Government agency securities	0	8,901	0	8,901
Greek government-issued bonds	0	144	0	144

Total available-for-sale securities	$0	$483,642	$0	$483,642

Other Current Assets:
Nonqualified Deferred Compensation Plan assets	$0	$136	$0	$136
Forward foreign currency exchange contract assets (1)	0	59	0	59
Restricted investments (2)	0	5,670	0	5,670

Total other current assets	$0	$5,865	$0	$5,865

Other Assets:
Nonqualified Deferred Compensation Plan assets	$0	$3,459	$0	$3,459
Restricted investments (2)	0	412	0	412
Strategic investment (3)	13,000	0	0	13,000

Total other assets	$13,000	$3,871	$0	$16,871

Total assets	$169,228	$905,931	$0	$1,075,159

Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,227	$136	$0	$1,363
Forward foreign currency exchange contract liability (1)	0	2,186	0	2,186
Contingent acquisition consideration payable	0	0	11,882	11,882

Total current liabilities	$1,227	$2,322	$11,882	$15,431

Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$12,345	$3,459	$0	$15,804
Contingent acquisition consideration payable	0	0	30,790	30,790
Asset retirement obligation	0	0	4,122	4,122

Total other long-term liabilities	$12,345	$3,459	$34,912	$50,716

Total liabilities	$13,572	$5,781	$46,794	$66,147

(1)	See Note 13 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at September 30, 2014 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements. The restricted investments at December 31, 2013 secure the Company’s irrevocable standby letter of credit obtained in connection with the Company’s SRCC lease and certain commercial agreements.
(3)	The Company has investments in marketable equity securities measured using quoted prices in an active market that are considered strategic investments. See Note 8 to these Condensed Consolidated Financial Statements for additional discussion regarding the Company’s strategic investments.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

There were no transfers between levels during the nine months ended September 30, 2014.

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

The Company’s contingent acquisition consideration payable is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions, will be recorded in Intangible Asset Amortization and Contingent Consideration in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probabilities.

Contingent acquisition consideration payable at December 31, 2013	$42,672
Changes in the fair value of the contingent acquisition consideration payable	12,625
Milestone payments to former ZyStor shareholders	(13,000)

Contingent acquisition consideration payable at September 30, 2014	$42,297

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

Asset retirement obligations at December 31, 2013	$4,122
Accretion expense	86
Release of ARO accruals related to purchases of previously leased office space	(1,041)

Asset retirement obligations at September 30, 2014	$3,167

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(15) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan), the ESPP and the 2012 Inducement Plan, which expired in May 2013. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of September 30, 2014. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	44 – 45%	44%	44 – 45%	44 – 45%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.9 years	6.8 years	6.9 years	6.6 – 6.8 years
Risk-free interest rate	2.0 – 2.2%	2.2%	2.0 – 2.3%	1.0 – 2.4%

During the nine months ended September 30, 2014, the Company granted 1,177,376 options with a weighted average fair value of $30.90 per option.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended September 30, 2014.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2014, the Company granted 835,642 RSUs with a weighted average fair market value of $63.58 per share.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

Pursuant to the approval of the Board of Directors, the Company granted RSU awards with performance and market-based vesting conditions during 2012 and 2011 to certain executive officers. As of September 30, 2014, these awards provide for a base award of 860,000 RSUs (the Base RSUs), with a weighted-average grant date fair value of $34.66. The number of RSUs that could potentially vest from the Base RSUs granted is contingent upon achievement of specific performance goals and will be multiplied by the Total Shareholder Return multiplier which could range from 75% to 125% to determine the number of earned RSUs.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. During the fourth quarter of 2013, management concluded that regulatory approval of VIMIZIM was probable and the Company began recognizing compensation expense related to the performance based RSUs allocated to this performance goal. The Company recognized compensation expense of $0.7 million and $1.6 million for these awards during three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the Company did not recognize any expense related to these awards because the Company’s management had not yet determined the goals were probable of achievement.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$1,180	$1,489	$3,807	$3,663
Research and development	8,279	7,116	22,300	18,821
Selling, general and administrative	10,545	7,600	27,452	19,214

Total stock-based compensation expense	$20,004	$16,205	$53,559	$41,698

Stock-based compensation of $5.7 million and $4.2 million was capitalized into inventory for the nine months ended September 30, 2014 and 2013, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(16) COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013.

	Amount Reclassified From AOCI (Gain) Loss				Condensed Consolidated Statement of Comprehensive Loss Classification
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2014	2013	2014	2013
(Gains) Losses on cash flow hedges:
Forward foreign currency exchange contracts	$(562)	$(101)	$1,035	$(928)	Net product revenues
Forward foreign currency exchange contracts	0	0	0	(40)	Selling, general and administrative
Income tax effect of the above items	203	36	(373)	349	Provision for (benefit from) income taxes

	$(359)	$(65)	$662	$(619)	Net income (loss)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at June 30, 2014	$15,491	$(5,550)	$9,941

Foreign currency translation adjustment	(3)	0	(3)

Unrealized gain on available-for-sale securities:
Unrealized holding gains	4,138	(1,493)	2,645
Less: reclassification adjustment for gain realized in net loss	0	0	0

Net unrealized holding gain	4,138	(1,493)	2,645

Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	9,768	(3,521)	6,247
Less: reclassification adjustment for gain realized in net income	562	(203)	359

Net unrealized holding gain	10,330	(3,724)	6,606

Other comprehensive income	14,465	(5,217)	9,248

AOCI balance at September 30, 2014	$29,956	$(10,767)	$19,189

	Nine Months Ended September 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2013	$7,757	$(2,739)	$5,018

Foreign currency translation adjustment	(36)	0	(36)

Unrealized gain on available-for-sale securities:
Unrealized holding gains	8,579	(3,105)	5,474
Less: reclassification adjustment for gain realized in net loss	0	0	0

Net unrealized holding gain	8,579	(3,105)	5,474

Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	14,691	(5,296)	9,395
Less: reclassification adjustment for gain realized in net loss	(1,035)	373	(662)

Net unrealized holding gain	13,656	(4,923)	8,733

Other comprehensive income	22,199	(8,028)	14,171

AOCI balance at September 30, 2014	$29,956	$(10,767)	$19,189

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30, 2013
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at June 30, 2013	$3,801	$(1,360)	$2,441

Foreign currency translation adjustment	1,693	0	1,639

Unrealized gain on available-for-sale securities:
Unrealized holding gains	14,664	(5,296)	9,368
Less: reclassification adjustment for gain realized in net loss	0	0	0

Net unrealized holding gain	14,664	(5,296)	9,368

Net unrealized holding (loss) on cash flow hedges:
Unrealized holding (loss)	(3,278)	1,184	(2,094)
Less: reclassification adjustment for gain realized in net loss	101	(36)	65

Net unrealized holding (loss)	(3,177)	1,148	(2,029)

Other comprehensive income	13,180	(4,148)	9,032

AOCI balance at September 30, 2013	$16,981	$(5,508)	$11,473

	Nine Months Ended September 30, 2013
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2012	$(222)	$20	$(202)

Foreign currency translation adjustment	1,893	0	1,893

Unrealized gain on available-for-sale securities:
Unrealized holding gains	17,228	(6,221)	11,007
Less: reclassification adjustment for gain realized in net loss	0	0	0

Net unrealized holding gain	17,228	(6,221)	11,007

Net unrealized holding (loss) on cash flow hedges:
Unrealized holding (loss)	(2,886)	1,042	(1,844)
Less: reclassification adjustment for gain realized in net loss	968	(349)	619

Net unrealized holding (loss)	(1,918)	693	(1,225)

Other comprehensive income	17,203	(5,528)	11,675

AOCI balance at September 30, 2013	$16,981	$(5,508)	$11,473

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Region:
United States	55%	54%	50%	51%
Europe	22%	21%	19%	21%
Latin America	8%	8%	15%	12%
Rest of world	15%	17%	16%	16%

Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Customer A	17%	15%	15%	15%
Customer B (1)	13%	17%	13%	15%
Customer C	4%	4%	11%	8%
Customer D	13%	11%	11%	11%

Total	47%	47%	50%	49%

(1)	Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

The accounts receivable balances at September 30, 2014 and December 31, 2013 were comprised of amounts due from customers for net product sales of VIMIZIM, Naglazyme, Kuvan and Firdapse and Aldurazyme product transfer and royalty revenues. On a consolidated basis, the Company’s two largest customers accounted for 36% and 19% of the September 30, 2014 accounts receivable balance, respectively, compared to December 31, 2013 when the two largest customers accounted for 45% and 15% of the accounts receivable balance, respectively. As of September 30, 2014 and December 31, 2013, accounts receivable for the Company’s largest customer balance included $21.7 million and $26.3 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the European Union (EU). The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. The Company’s net product revenues for these countries was 6% and 4%, for the three and nine months ended September 30, 2014, respectively. Additionally, approximately 9% of the Company’s outstanding accounts receivable at September 30, 2014 related to such countries.

As of September 30, 2014, the Company’s accounts receivable in certain European countries, specifically Greece, Italy, Portugal, Spain and Russia, totaled approximately $10.6 million, of which $0.7 million were greater than 90 days past due, $0.1 million were greater than 180 days past due and $0.1 million were greater than 365 days past due.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net product revenue by product:
VIMIZIM	$25,239	$11	$40,389	$11
Naglazyme	67,511	63,263	245,954	202,520
Kuvan	53,438	43,553	145,578	122,071
Aldurazyme	22,553	23,427	64,727	57,683
Firdapse	4,675	4,076	14,016	11,789

Total net product revenue	$173,416	$134,330	$510,664	$394,074

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) COMMITMENTS AND CONTINGENCIES

The Company is also subject to contingent payments totaling approximately $561.9 million as of September 30, 2014 which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $57.9 million relates to programs that are no longer being developed.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development and certain inventory related items. As of September 30, 2014, these commitments for the next five years were approximately $46.0 million. These amounts primarily relate to active pharmaceutical ingredients and represent minimum purchase requirements and post marketing commitments related to the Company’s approved products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “ Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider that information before you make an investment decision.

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

Key components of our results of operations include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total net product revenues	$173.4	$134.3	$510.7	$394.1
Cost of sales	29.9	28.1	83.9	71.1
Research and development expense	125.7	88.1	319.6	257.5
Selling, general and administrative expense	74.6	61.8	202.5	163.5
Intangible asset amortization and contingent consideration expense	2.9	9.6	15.8	13.2
Net income (loss)	7.4	(53.0)	(64.2)	(114.4)
Stock-based compensation expense	20.0	16.2	53.6	41.7

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

VIMIZIM, a treatment for mucopolysaccharidosis Type IVA or Morquio Syndrome Type A, a lysosomal storage disorder, received marketing approval in the U.S. in February 2014 and in the European Union (the EU) in April 2014. We immediately began marketing VIMIZIM in each of these markets using our existing sales force and commercial organization and completed our first commercial sale in the U.S. and the EU in February 2014 and April 2014, respectively. VIMIZIM net product revenues for the three and nine months ended September 30, 2014 totaled $25.2 million and $40.4 million, respectively.

Naglazyme, a recombinant form of N-acetylgalactosamine 4-sulfatase indicated for patients with mucopolysaccharidosis VI (MPS VI), a debilitating life-threatening genetic disease for which no other drug treatment currently exists and which is caused by the deficiency of arylsufatase B, received marketing approval in the U.S. in May 2005, in the EU in January 2006 and subsequently in other countries. Naglazyme net product revenues for the three and nine months ended September 30, 2014 totaled $67.5 million and $246.0 million, respectively, compared to $63.2 million and $202.5 million for the three and nine months ended September 30, 2013, respectively.

Kuvan was granted marketing approval for the treatment of phenylketonuria (PKU) in the U.S. in December 2007 and in the EU in December 2008. Kuvan net product revenues for the three and nine months ended September 30, 2014 totaled $53.4 million and $145.6 million, respectively, compared to $43.6 million and $122.1 million for the three and nine months ended September 30, 2013, respectively.

Aldurazyme, which was developed in collaboration with Genzyme Corporation (Genzyme), was approved in 2003 for marketing in the U.S. and the EU and subsequently in other countries for patients with mucopolysaccharidosis I (MPS I). Aldurazyme net product revenues for the three and nine months ended September 30, 2014 totaled $22.6 million and $64.7 million, respectively, compared to $23.4 million and $57.7 million for the three and nine months ended September 30, 2013, respectively.

In December 2009, the European Medicines Agency (EMA) granted marketing approval for Firdapse, a proprietary form of 3-4-diaminopyridine (amifampridine phosphate), for the treatment of Lambert-Eaton Myasthenic Syndrome (LEMS). We launched this product on a country-by-country basis in the EU beginning in April 2010. Firdapse net product revenues for the three and nine months ended September 30, 2014 totaled $4.7 million and $14.0 million, respectively, compared to $4.1 million and $11.8 million for the three and nine months ended September 30, 2013, respectively.

We are conducting clinical trials on several investigational product candidates for the treatment of various diseases including:

•	PEG PAL, an enzyme substitution therapy for the treatment of PKU;

•	BMN 701, an enzyme replacement therapy for Pompe disease, a glycogen storage disorder;

•	Talazoparib (BMN 673), an orally available poly-ADP ribose polymerase inhibitor for the treatment of patients with certain cancers;

•	BMN 111, a peptide therapeutic for the treatment of achondroplasia, the leading cause of dwarfism; and

•	BMN 190 for the treatment of late infantile neuronal ceroid lipofuscinosis (CLN2), a lysomal storage disorder primarily affecting the brain.

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

Intangible asset amortization and contingent consideration includes amortization expense related to our finite-lived intangible assets associated with marketing rights in the EU for Firdapse, amortization of intangible assets related to SRCC in-place and above market leases, impairment losses (if any) on intangible assets and changes in the fair value of contingent acquisition consideration payable. Changes in fair value can result from changes in estimated probability adjustments, changes in estimated timing of when a milestone may be achieved, changes in assumed discount periods and rates.

Our cash, cash equivalents, short-term investments and long-term investments totaled $1,114.7 million as of September 30, 2014, compared to $1,052.4 million as of December 31, 2013. We have historically financed our operations primarily through our cash flows from operating activities, the issuance of common stock and convertible debt and by relying on equipment and other commercial financing. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

There have been no significant changes to our critical accounting policies and estimates during nine months ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Income (Loss)

Our net income for the three months ended September 30, 2014 was $7.4 million, compared to a net loss of $53.0 million for the three months ended September 30, 2013. Our net loss for the nine months ended September 30, 2014 was $64.2 million, compared to a net loss of $114.4 million for the nine months ended September 30, 2013. The decrease in net loss was primarily a result of the following (in millions):

	Three Months	Nine Months
Net loss for the period ended September 30, 2013	$(53.0)	$(114.4)
Gain on sale of intangible asset	67.5	67.5
Increased gross profit from product sales	37.3	103.8
Increased research and development expense	(37.6)	(62.1)
Increased selling, general and administrative expense	(12.8)	(39.0)
Increased interest expense	(8.6)	(24.6)
Increased benefit (provision) for income taxes	4.9	(7.8)
Decreased (increased) intangible asset amortization and contingent consideration	6.7	(2.6)
Decreased debt conversion expense	1.7	11.5
Other individually insignificant fluctuations	1.3	3.5

Net income (loss) for the period ended September 30, 2014	$7.4	$(64.2)

In July 2014, we sold the Rare Pediatric Disease Priority Review Voucher (PRV) we received in connection with the approval of VIMIZIM. In exchange for the voucher we received $67.5 million from Regeneron Ireland (Regeneron), an indirect, wholly-owned subsidiary of Regeneron Pharmaceuticals, Inc. The proceeds from the sale of PRV were recognized as a gain on the sale of intangible asset. The increase in gross profit from product sales during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was primarily a result of the commercial launch of VIMIZIM, additional Kuvan patients initiating therapy in the U.S., and additional Naglazyme patients initiating therapy globally. The increase in research and development expense was primarily attributed to the clinical trials of our late-stage development programs, licensing fees paid to a third-party to secure licenses related to the development of BMN 673 and increased research on earlier stage development programs. The increase in selling, general and administrative expense was primarily due to increased sales and marketing expenses related to our commercial products and increased expenses related to the commercial launch of VIMIZIM.

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues by product were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
VIMIZIM	$25.2	$0	$25.2	$40.4	$0	$40.4
Naglazyme	67.5	63.2	4.3	246.0	202.5	43.5
Kuvan	53.4	43.6	9.8	145.6	122.1	23.5
Aldurazyme	22.6	23.4	(0.8)	64.7	57.7	7.0
Firdapse	4.7	4.1	0.6	14.0	11.8	2.2

Total net product revenues	$173.4	$134.3	$39.1	$510.7	$394.1	$116.6

Gross profit by product was as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
VIMIZIM	$22.0	$0	$22.0	$35.7	$0	$35.7
Naglazyme	57.5	54.1	3.4	211.4	173.6	37.8
Kuvan	44.8	36.1	8.7	122.9	102.5	20.4
Aldurazyme	15.6	12.9	2.7	46.2	37.7	8.5
Firdapse	3.6	3.1	0.5	10.6	9.2	1.4

Total gross profit	$143.5	$106.2	$37.3	$426.8	$323.0	$103.8

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Aldurazyme revenue reported by Genzyme	$54.3	$50.8	$3.5	$172.5	$152.9	$19.6

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Royalties earned from Genzyme	$22.9	$20.5	$2.4	$69.1	$61.0	$8.1
Incremental (previously recognized) Aldurazyme product transfer revenue	(0.3)	2.9	(3.2)	(4.4)	(3.3)	(1.1)

Total Aldurazyme net product revenues	$22.6	$23.4	$(0.8)	$64.7	$57.7	$7.0

Net product revenues for Naglazyme for the three and nine months ended September 30, 2014 totaled $67.5 million and $246.0 million, respectively, of which $58.1 million and $216.8 million, respectively, was earned from customers based outside the U.S., compared to $63.2 million and $202.5 million for the three and nine months ended September 30, 2013, respectively, of which $54.4 million and $174.7 million, respectively, was earned from customers based outside the U.S. The increase in Naglazyme net product revenues for the three and nine months ended September 30, 2014 was attributed to new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar was positive by $0.2 million and $1.3 million for the three and nine months ended September 30, 2014. Naglazyme gross margins were 85% for each of the three months ended September 30, 2014 and 2013 and 86% for each of the nine months ended September 30, 2014 and 2013. Naglazyme gross margins for the three and nine months ended September 30, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenue for Kuvan for the three and nine months ended September 30, 2014 totaled $53.4 million and $145.6 million, respectively, compared to $43.6 million and $122.1 million for the three and nine months ended September 30, 2013, respectively. The increase in Kuvan net product revenues was attributed to new patients initiating therapy. Kuvan gross margins were 84% for each of the three and nine months ended September 30, 2014, compared to 83% and 84% for the three and nine months ended September 30, 2013, respectively. Cost of goods sold for each of the three and nine months ended September 30, 2014 and 2013 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins for the three and nine months ended September 30, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future. The royalties earned from Merck Serono’s net sales of Kuvan for the three and nine months ended September 30, 2014 were $0.5 million and $1.7 million, respectively, compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2013, respectively.

The Hatch-Waxman Act permits the FDA to approve abbreviated new drug applications (ANDA), for the generic versions of branded drugs. We have received a paragraph iv notice letter (the Notice Letter), dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (DRL), notifying us that DRL has filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). We have eight patents listed in the FDA Orange Book with expiration dates between 2024 and 2026. We are evaluating DRL’s allegations and will take appropriate action, which may include suing DRL for patent infringement within 45 days of receipt of the Notice Letter. By statute, if we initiate a patent infringement lawsuit against the party submitting the letter within 45 days of receiving the notice letter, then the FDA would automatically be precluded from approving the ANDA for 30 months, or until a district court decision finding the patents invalid or not infringed, whichever occurs earlier. Once the lawsuit is filed, the 30 month stay period will begin as of the date we are notified of the filing. If the generic competitor were to enter the market following the expiration of the orphan exclusivity, which expires at the end of November 2014, it could have an adverse effect on our Kuvan net product revenues.

Aldurazyme gross margins were 69% and 71% for the three and nine months ended September 30, 2014, respectively, compared to 55% and 65% for the three and nine months ended September 30, 2013, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Net product revenue for Firdapse for the three and nine months ended September 30, 2014 totaled $4.7 million and $14.0 million, respectively, compared to $4.1 million and $11.8 million for the three and nine months ended September 30, 2013, respectively. Firdapse gross margins for the three and nine months ended September 30, 2014 were 77% and 76%, respectively, compared to 77% and 78% for the three and nine months ended September 30, 2013, respectively. Cost of goods sold for the each of the three and nine months ended September 30, 2014 and 2013 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins for the three and nine months ended September 30, 2014 decreased due to increased manufacturing costs. Firdapse gross margins for the three and nine months ended September 30, 2014 were consistent with expectations and are not expected to fluctuate significantly in the future.

The FDA and the EMA granted marketing approval for VIMIZIM in February 2014 and April 2014, respectively, and we began marketing the product immediately following approval in each of these markets. Net product revenues for VIMIZIM for the three and nine months ended September 30, 2014 totaled $25.2 million and $40.4 million, respectively, of which $11.3 million and $16.5 million, respectively, was earned from customers based outside the U.S. VIMIZIM gross margins were 87% and 88% for the three and nine months ended September 30, 2014, respectively. In future periods, we expect VIMIZIM gross margins to decline and approximate Naglazyme gross margins as we deplete previously expensed product.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Total cost of sales for the three and nine months ended September 30, 2014 were $29.9 million and $83.9 million, respectively, compared to $28.1 million and $71.1 million for the three and nine months ended September 30, 2013, respectively. The increase in cost of sales was primarily attributed to the increase in product sales.

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

Research and development expense increased to $125.7 million for the three months ended September 30, 2014, from $88.1 million for the three months ended September 30, 2013. Research and development expense increased to $319.6 million for the nine months ended September 30, 2014, from $257.5 million for the nine months ended September 30, 2013. The increase in research and development expense was primarily a result of the following (in millions):

	Three Months	Nine Months
Research and development expense for the period ended September 30, 2013	$88.1	$257.5
Gain on early lease termination	0	(6.6)
Increased BMN 673 development expenses	17.5	24.0
Increased BMN 190 development expenses	8.3	15.9
Increased development expenses on early development stage programs	11.0	19.8
Increased PEG PAL development expenses	1.1	9.8
Increased BMN 111 development expenses	2.7	4.0
Decreased VIMIZIM development expenses	(4.6)	(11.9)
Increased (decreased) BMN 701 development expenses	1.0	(1.1)
Decreased development expenses related to mature commercial products	(2.4)	(5.2)
Increased non-allocated research and development expenses and other net changes	3.0	13.4

Research and development expense for the period ended September 30, 2014	$125.7	$319.6

The increase in BMN 673 development expense was attributed to increased clinical trial activities related to this product candidate and upfront licensing fees of $11.5 million paid to a third-party to secure licenses related to the development of BMN 673. The increase in PEG PAL development expense was attributed to increased clinical trial activities related to this product candidate. The increase in development expense on early development stage programs was primarily attributed to the pre-clinical activity related to BMN 270 and BMN 250 and development costs related to the programs acquired from Zacharon. The increases in BMN 190 and BMN 111 development expense were attributed to increased pre-clinical activities related to these product candidates. The increase in BMN 701 development expense during the three months ended September 30, 2014 was attributed to increased clinical trial activities related to this product. The decrease in BMN 701 development expense for the nine months ended September 30, 2014 was attributed to a decline in clinical manufacturing costs, offset by an increase in clinical trial expense. The increase in non-allocated research and development expense is primarily attributed to an increase in research and development personnel costs and facility costs that are not allocated to specific programs. The gain on early lease termination in the nine months ended September 30, 2014, was primarily due to the early termination of our lease and the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC where our corporate headquarters are located.

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

Selling, General and Administrative

Selling, general and administrative expense increased to $74.6 million for the three months ended September 30, 2014, from $61.8 million for the three months ended September 30, 2013. Selling, general and administrative expense increased to $202.5 million for the nine months ended September 30, 2014, from $163.5 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses was primarily a result of the following (in millions):

	Three Months	Nine Months
Selling, general and administrative expense for the period ended September 30, 2013	$61.8	$163.5
Gain on early lease termination	0	(2.7)
Increased VIMIZIM commercial launch expenses	5.7	18.3
Increased stock-based compensation	2.9	8.2
Decreased sales and marketing expenses related to mature commercial products	(1.4)	(1.9)
Net increase in corporate support and other administrative expenses	5.6	17.1

Selling, general and administrative expense for the period ended September 30, 2014	$74.6	$202.5

The gain on early lease termination in the nine months ended September 30, 2014, resulted from the early termination of our lease and the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of the SRCC where our corporate headquarters are located. The increase in stock-based compensation is attributed to an increase in the number of options outstanding due to an increased number of employees and an increase in the weighted-average fair value of the equity awards granted during 2014. We continue to incur sales and marketing expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. The increase in corporate support and other administrative expenses is primarily attributed to employee related expenses due to the increased number of employees. We expect selling, general and administrative expenses to increase in future periods as a result of the international expansion of Naglazyme and VIMIZIM, the U.S. commercialization activities for Kuvan, and the increase in administrative support required for our expanding operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Changes in the fair value of contingent acquisition consideration payable	$1.8	$8.8	$(7.0)	$12.6	$9.9	$2.7
Impairment loss on intangible assets	0	0	0	0	0.9	(0.9)
Amortization of Firdapse European marketing rights	0.8	0.8	0	2.4	2.4	0
Amortization of SRCC in-place and above market leases	0.3	0	0.3	0.8	0	0.8

Total intangible asset amortization and contingent consideration	$2.9	$9.6	$(6.7)	$15.8	$13.2	$2.6

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations. During the three and nine months ended September 30, 2014, the majority of the changes related to the development progress of BMN 701.

In the second quarter of 2013, we recorded an impairment charge of $0.9 million related to in-process research and development (IPR&D) assets related to acquired pre-clinical compounds based on the status of current development efforts and the related discounted cash flows that no longer supported the carrying-value of the IPR&D assets.

Equity in the Loss of BioMarin/Genzyme LLC

Equity in the loss of BioMarin/Genzyme LLC (the LLC) includes our 50% share of the LLC’s loss for the period. The LLC’s operations consist primarily of certain research and development activities and the intellectual property that are managed by the LLC, with costs shared equally by BioMarin and Genzyme.

Equity in the loss of the LLC totaled $0.2 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, compared to $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.4 million and $4.3 million for the three and nine months ended September 30, 2014, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively. The increase in interest income during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013 was primarily due to higher cash and investment balances. We do not expect future interest income to fluctuate significantly over the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Coupon interest	$2.3	$0.5	$1.8	$7.1	$2.5	$4.6
Amortization of issuance costs	0.8	0	0.8	2.5	0.4	2.1
Accretion of discount on convertible notes	6.0	0	6.0	17.8	0	17.8

Total interest expense	$9.1	$0.5	$8.6	$27.4	$2.9	$24.5

The increased interest expense in the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013 was attributed to our October 2013 debt offering. We expect future interest expense to increase due to the October 2013 debt offering and the accretion of the related debt discount. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

During the nine months ended September 30, 2014, we recognized Debt Conversion Expense of $0.7 million in connection with the early conversion of $3.5 million and $13.0 million in aggregate principal amount of our senior subordinated convertible notes due in 2017 (the 2017 Notes) in April 2014 and June 2014, respectively. During the three and nine months ended September 30, 2013, we recognized debt conversion expense of $1.7 million and $12.2 million, respectively in connection with the early conversion $215.0 million and $31.5 million in aggregate principal amount of the 2017 Notes, in March 2013 and August 2013, respectively.

Provision for (Benefit from) Income Taxes

During the three and nine months ended September 30, 2014 we recognized income tax benefit of $4.2 million and income tax expense of $5.0 million, respectively, compared to income tax expense of $0.7 million and income tax benefit of $2.8 million during the three and nine months ended September 30, 2013, respectively. Income tax expense/benefit for the three and nine months ended September 30, 2014 and 2013 consisted of state, federal and foreign current tax expense, which were offset by deferred tax benefits from federal orphan drug credits and California research and development (R&D) credits. The income tax expense/benefit for the three and nine months ended September 30, 2013 were also reduced by the federal R&D credit, which have not been reinstated for 2014 as of September 30, 2014. The income tax expense/benefit for the three and nine months ended September 30, 2014 and 2013 were further reduced by the benefit related to stock option exercises during these periods. Additionally, the American Taxpayer Relief Act of 2012 (the Relief Act), was enacted on January 2, 2013. The Relief Act reinstated the federal R&D credit retroactively to January 1, 2012. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a deferred tax benefit of $1.2 million related to R&D expenses incurred during 2012 as a discrete item during the nine months ended September 30, 2013. The discrete benefits for the nine months ended September 30, 2014 were partially offset by a $0.6 million increase in the valuation allowance related to California net operating losses that we believe are likely to expire unutilized. See Note 20 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of the components of our provision for (benefit from) income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of September 30, 2014, $162.6 million of our $1,114.7 million balance of cash, cash equivalents and marketable securities was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Our financial condition as of September 30, 2014 and December 31, 2013 was as follows (in millions):

	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$398.0	$568.8	$(170.8)
Short-term investments	268.4	215.9	52.5
Long-term investments	448.3	267.7	180.6

Cash, cash equivalents and investments	$1,114.7	$1,052.4	$62.3

Current assets	$1,077.8	$1,137.4	$(59.6)
Current liabilities	206.6	183.3	23.3

Working capital	$871.2	$954.1	$(82.9)

Convertible debt, net of discount	$656.9	$655.6	$1.3

Our cash flows for each of the nine months ended September 30, 2014 and 2013 are summarized as follows (in millions):

	Nine Months Ended September 30,
	2014	2013	Change
Cash and cash equivalents at the beginning of the period	$568.8	$180.5	$388.3
Net cash used in operating activities	(46.8)	(48.3)	1.5
Net cash (used in) provided by investing activities	(266.7)	7.6	(234.3)
Net cash provided by financing activities	142.7	41.8	100.9

Cash and cash equivalents at the end of the period	$398.0	$181.6	$216.4
Short-term and long-term investments	716.7	325.6	391.1

Cash, cash equivalents and investments	$1,114.7	$507.2	$607.5

Cash, Cash Equivalents and Investments

The increase in cash, cash equivalents and investments at September 30, 2014 from December 31, 2013 was primarily attributed to the net proceeds of $117.5 million from our March 2014 public offering of common stock and employee stock option exercises and ESPP contributions, offset by increases in cash used in operating activities and purchases of property, plant and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Working Capital

Working capital decreased by $82.9 million, from $954.1 million at December 31, 2013 to $871.2 million at September 30, 2014. The decrease in working capital was attributed to the following (in millions):

Working capital at December 31, 2013	$954.1
Decreased cash, cash equivalents and short-term investments	(118.3)
Increased accounts payable and accrued liabilities	(23.3)
Net increase in other current operating assets	58.7

Working capital at September 30, 2014	$871.2

The decrease in cash, cash equivalents and short-term investments was primarily attributed to the increase in long-term investments offset by proceeds of $37.6 million from employee stock option exercises and ESPP contributions.

The net increase in other current operating assets is attributed to a $41.8 million increase in inventory, a $3.6 million increase in accounts receivable, a $14.8 increase in other current assets, offset by a decrease of $1.4 million in current deferred tax assets. The increase in inventory was primarily attributed to buildup of inventories for all commercial products during the nine months ended September 30, 2014. The increase in accounts receivable is attributed to timing of net product revenues and cash receipts from customers.

Our product sales to government-owned or government-funded customers in certain countries, including Russia and the Southern European countries of Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or default in the Southern European countries or Russia, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of September 30, 2014, approximately 9% of our outstanding accounts receivable relate to such countries. See Note 17 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014 was $46.8 million, compared to cash used in operating activities of $48.3 million for the nine months ended September 30, 2013. The decrease in cash used in operating activities was primarily comprised of a $20.1 million increase in accounts payable and accrued liabilities, and a $12.1 million increase in collection of accounts receivable, offset by a $21.9 million increase in inventory purchases, a $8.0 million increase in other current assets, a $6.4 million increase in other assets and a $5.5 million decrease in other long-term liabilities.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $266.1 million compared to net cash provided by investing activities of $7.6 million during the nine months ended September 30, 2013. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility improvements. The increase in net cash used in investing activities for the nine months ended September 30, 2014 was primarily comprised of a $54.2 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

increase in capital expenditures and $294.9 million in net purchases of investments, offset by a decrease of $9.9 million in business acquisitions. During the remainder of 2014, we expect to make significant capital investments in our Shanbally, Ireland manufacturing facility to enable future commercial manufacturing of our products at the facility and our corporate headquarters to accommodate anticipated headcount growth.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $142.7 million, compared to net cash provided by financing activities of $41.8 million for the nine months ended September 30, 2013. Historically, our financing activities primarily included payments related to our contingent acquisition obligations, payments related to our convertible debt obligations and proceeds from employee stock purchases under the ESPP and employee stock option exercises. The increase in net cash provided by financing activities for the nine months ended September 30, 2014 was primarily attributed to of the net proceeds of $117.5 million from our March 2014 equity offering and a $11.5 million decrease in debt conversion expense, offset by decreased proceeds from employee stock option exercises and ESPP contributions of $22.6 million and a $4.7 million increase in payments of contingent acquisition consideration.

Other Information

In March 2014, we sold 1.5 million shares of our common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $117.5 million from this public offering.

On October 15, 2013, we completed an offering of $750.0 million in aggregate principal amount of senior subordinated convertible notes consisting of $375.0 million in aggregate principal amount of 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and $375.0 million in aggregate principal amount of the 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and together with the 2018 Notes, the Notes). The net proceeds from the offering were $696.4 million, after deducting commissions and offering expenses and the purchase of capped calls. The Notes were issued at face value and accrue interest at their stated annual rates which is payable semiannually in arrears on April 15 and October 15 of each year beginning on April 15, 2014. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

In April 2007, we sold approximately $324.9 million of the 2017 Notes of which $45.6 million remained outstanding at September 30, 2014. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. During the nine months ended September 30, 2014, we entered into two separate agreements with one of the existing holders of the 2017 Notes pursuant to which such holder converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of our common stock. In addition to issuing the requisite number of shares of common stock, we the also made varying cash payments to the holder totaling $0.7 million in aggregate, of which $0.7 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2014.

During 2013, we entered into separate agreements with 18 of the existing holders of the 2017 Notes pursuant to which such holders converted $262.8 million in aggregate principal of the 2017 Notes into 12.9 million shares of our common stock. In addition to issuing the requisite number of shares of common stock pursuant to the 2017 Notes, we also made varying cash payments to each of the holders, totaling an aggregate of $14.8 million, of which $13.0 million was recognized as Debt Conversion Expense in our Consolidated Statement of Operations for the year ended December 31, 2013. The remaining 2017 Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of our common stock at a conversion price of approximately $20.36 per share, subject to adjustment in certain circumstances. The 2017 Notes do not contain a call provision and we are unable to unilaterally redeem the 2017 Notes prior to maturity in 2017. We also must repay the debt if there is a qualifying change in control or termination of trading of our common stock. If a change of control occurs, we will pay a make whole premium by increasing the conversion rate applicable to the 2017 Notes. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

In March 2006, we sold approximately $172.5 million of our senior subordinated convertible notes due in March 2013 (the 2013 Notes), which fully matured on March 29, 2013. The debt was issued at face value and bore interest at the rate of 2.5% per annum, payable semi-annually in cash. The 2013 Notes did not contain a call provision and we were unable to unilaterally redeem the remaining debt prior to maturity in March 2013. Upon maturity of the 2013 Notes, we issued 1.4 million shares of our common stock pursuant to the terms of the 2013 Notes and paid a bond holder $98,000 in cash for the par value at maturity. See Note 5 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our Convertible Debt.

Our $795.6 million (undiscounted) of total convertible debt as of September 30, 2014 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our research and development expenses in each of the three and nine months ended September 30, 2014 and 2013 and the period since inception of the major programs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Program Inception
	2014	2013	2014	2013
VIMIZIM	$15.3	$19.9	$49.8	$61.7	$343.6
BMN 673	26.0	8.5	42.7	18.7	99.3
BMN 701	10.9	9.9	35.2	36.3	132.4
BMN 111	5.9	3.2	14.9	10.9	61.8
BMN 190	11.5	3.2	25.6	9.7	57.1
PEG PAL	16.3	15.2	49.2	39.4	216.9
Mature approved products	7.5	9.9	22.4	27.6	393.9
Not allocated to specific major current projects	32.3	18.3	79.8	53.2	Not meaningful

Totals	$125.7	$88.1	$319.6	$257.5

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to research and development activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations for non-cancelable purchase commitments as of September 30, 2014 are presented in the table below (in millions).

	Payments Due within
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
2017 Notes and related interest	$0.4	$1.8	$46.0	$0	$48.2
2018 Notes and related interest	1.4	5.6	380.6	0	387.6
2020 Notes and related interest	2.8	11.2	11.2	386.3	411.5
Operating leases	1.4	13.2	3.6	0.7	18.9
Research and development and purchase commitments	33.2	12.3	0.5	0	46.0

Total	$39.2	$44.1	$441.9	$387.0	$912.2

We are also subject to contingent payments totaling approximately $561.9 million as of September 30, 2014, which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $57.9 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended September 30, 2014 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

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

*If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Since we began operations in March 1997, we have been engaged in very substantial research and development and operated at a net loss until 2008. Although we were profitable in 2008, 2010 and the third quarter of 2014, we operated at a net loss in 2009, 2011, 2012 and 2013. Based upon our current plan for investments in research and development for existing and new programs, we expect to operate at a net loss for at least the next 12 months. Our future profitability depends on our marketing and selling of VIMIZIM, Naglazyme, Kuvan and Firdapse, the successful continued commercialization of Aldurazyme by Genzyme, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any approved drugs, either by ourselves or jointly with others, our spending on our development programs and the impact of any possible future business development transactions. The extent of our future losses and the timing of profitability are highly uncertain. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of VIMIZIM, Naglazyme, Kuvan, Aldurazyme and Firdapse or our product candidates may be unable to comply with Good Manufacturing Practices (GMP) regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

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

As of September 30, 2014, we had cash, cash equivalents and short and long-term investments totaling $1,114.7 million and long-term debt obligations of $795.6 million (undiscounted). In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of the Notes but also the ongoing interest due on the Notes during their term. In March 2014, we sold 1.5 million shares of our common stock at a price of $78.45 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of $117.5 million for this public offering; however we may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell VIMIZIM, Naglazyme, Kuvan and Firdapse;

•	Genzyme’s ability to continue to successfully commercialize Aldurazyme;

•	the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);

•	the timing, number, size and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the progress of research programs carried out by us;

•	our possible achievement of milestones identified in our purchase agreements with the former stockholders of LEAD Therapeutics, Inc., ZyStor Therapeutics Inc., Huxley Pharmaceuticals, Inc., and Zacharon that trigger related milestone payments;

•	any changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish; and

•	whether our convertible debt is converted to common stock in the future.

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

Substantial new provisions affecting compliance have also been adopted, which may require us to modify our business practices with health care practitioners. The PPACA, among other things, requires drug manufacturers to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The Centers for Medicare and Medicaid Services has issued a final rule that requires manufacturers to begin collecting required information on August 1, 2013 with the first reports due March 31, 2014 (and by the 90th day of each calendar year thereafter) and publication of the reported data in a searchable form on a public website beginning September 30, 2014.

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

*If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of Kuvan, our revenue and results of operations would be adversely affected.

The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, permits the FDA to approve abbreviated new drug applications (ANDAs) for generic versions of branded drugs. We refer to this process as the ANDA process. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient as a branded drug, but does not generally require the conduct and submission of clinical efficacy studies for the generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product. Pursuant to the Hatch-Waxman Act, companies were permitted to file ANDA applications for proposed generic versions Kuvan® (sapropterin hydrochloride) at any time after December 2011.

BioMarin owns several patents that cover Kuvan (sapropterin dihydrochloride), and we have listed those patents in conjunction with that product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The Hatch-Waxman Act requires an ANDA applicant that seeks FDA approval of its proposed generic product prior to the expiration of our Orange Book-listed patents to notify us of the application. Upon receipt of such a notice (a paragraph iv notice), the Act allows us, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after our patents expire. If we commence a lawsuit within 45 days from receipt of the paragraph iv notice, the Hatch-Waxman Act provides a 30-month stay, during which time the FDA cannot finally approve the generic’s application. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA’s review of the application may be completed. The discovery, trial and appeals process in such a lawsuit is costly, time consuming, and may result in generic competition if the ANDA applicant prevails. Regardless of any litigation results, generic versions of Kuvan (sapropterin dihydrochloride) would be prohibited until the expiration of orphan drug exclusivity in June 2015, including pediatric exclusivity, at the earliest. We have also received New Patient Population exclusivity for Kuvan (sapropterin dihydrochloride) that expires in October 2017, including pediatric exclusivity. Thus, depending on the label of a generic product, generic versions of Kuvan (sapropterin dihydrochloride) may be prohibited until October 2017.

We have received a paragraph iv notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (DRL), notifying us that DRL has filed of an ANDA seeking approval of a proposed generic version Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our Orange Book-listed patents (the Notice Letter). BioMarin is evaluating DRL’s allegations and will take appropriate action, which may include suing DRL for patent infringement within 45 days of receipt of the Notice Letter.

The filing of DRL’s ANDA application in respect to Kuvan (sapropterin dihydrochloride) could have an adverse impact on our stock price, and litigation to enforce our patents is likely to cost a substantial amount and require significant management attention. If the patents covering Kuvan (sapropterin dihydrochloride) are not upheld in litigation, or if DRL is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations.

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

For each of three and nine months ended September 30, 2014 approximately 6% and 4%, respectively, of our net product revenues were from the countries of Italy, Spain, Portugal, Greece and Russia, respectively. Approximately 9% of our total accounts receivable as of September 30, 2014 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1*	Asset Purchase Agreement, between BioMarin Pharmaceutical Inc., BioMarin GALNS Ltd. and Regeneron Ireland dated July 29, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 28, 2014	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1*	Asset Purchase Agreement, between BioMarin Pharmaceutical Inc., BioMarin GALNS Ltd. and Regeneron Ireland dated July 29, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.