Form 10-Q
period 2015-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2015-05-05
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 160,336,762 shares of common stock, par value $0.001, outstanding as of April 24, 2015.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Vimizim ®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Aldurazyme ® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(In thousands of U.S. dollars, except per share amounts)

	March 31,	December 31,
	2015	2014(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$900,570	$875,486
Short-term investments	108,119	69,706
Accounts receivable, net (allowance for doubtful accounts: $489 and $490, at March 31, 2015 and December 31, 2014, respectively)	175,738	144,472
Inventory	222,833	199,452
Current deferred tax assets	31,203	31,203
Other current assets	84,265	111,835
Total current assets	1,522,728	1,432,154
Noncurrent assets:
Investment in BioMarin/Genzyme LLC	890	1,039
Long-term investments	223,920	97,856
Property, plant and equipment, net	538,117	523,516
Intangible assets, net	926,896	156,578
Goodwill	202,392	54,258
Long-term deferred tax assets	163,411	159,771
Other assets	80,332	65,281
Total assets	$3,658,686	$2,490,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$230,212	$231,844
Short-term contingent acquisition consideration payable	75,294	3,895
Total current liabilities	305,506	235,739
Noncurrent liabilities:
Long-term convertible debt	655,491	657,976
Long-term contingent acquisition consideration payable	39,052	38,767
Long-term deferred tax liabilities	193,202	—
Other long-term liabilities	39,980	30,077
Total liabilities	1,233,231	962,559
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2015 and December 31, 2014: 160,282,313 and 149,093,647 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	161	149
Additional paid-in capital	3,308,137	2,359,744
Company common stock held by Nonqualified Deferred Compensation Plan	(9,391)	(9,695)
Accumulated other comprehensive income	43,819	27,466
Accumulated deficit	(917,271)	(849,770)
Total stockholders’ equity	2,425,455	1,527,894
Total liabilities and stockholders’ equity	$3,658,686	$2,490,453
(1)

December 31, 2014 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the SEC) on March 2, 2015.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2015 and 2014

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	2015	2014
REVENUES:
Net product revenues	$201,312	$149,004
Collaborative agreement revenues	376	415
Royalty, license and other revenues	1,576	2,133
Total revenues	203,264	151,552
OPERATING EXPENSES:
Cost of sales	32,813	22,816
Research and development	142,074	86,166
Selling, general and administrative	92,806	60,069
Intangible asset amortization and contingent consideration	1,431	8,957
Total operating expenses	269,124	178,008
LOSS FROM OPERATIONS	(65,860)	(26,456)
Equity in the loss of BioMarin/Genzyme LLC	(150)	(338)
Interest income	683	1,123
Interest expense	(9,462)	(9,106)
Debt conversion expense	(163)	—
Other income	249	153
LOSS BEFORE INCOME TAXES	(74,703)	(34,624)
Provision for (benefit from) income taxes	(7,202)	3,491
NET LOSS	$(67,501)	$(38,115)
NET LOSS PER SHARE, BASIC	$(0.43)	$(0.26)
NET LOSS PER SHARE, DILUTED	$(0.43)	$(0.27)
Weighted average common shares outstanding, basic	157,612	143,983
Weighted average common shares outstanding, diluted	157,612	144,157

COMPREHENSIVE LOSS	$(51,148)	$(35,858)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,501)	$(38,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,397	12,004
Non-cash interest expense	7,000	6,698
Accretion of discount on investments	417	1,900
Stock-based compensation	23,714	17,267
Gain on termination of lease	—	(8,858)
Equity in the loss of BioMarin/Genzyme LLC	150	338
Deferred income taxes	(7,800)	(179)
Excess tax benefit from stock option exercises	(527)	(278)
Unrealized foreign exchange gain on forward contracts	(5,686)	1,323
Non-cash changes in the fair value of contingent acquisition consideration payable	282	8,151
Debt conversion expense	163	—
Other	(443)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(26,789)	7,406
Inventory	(23,946)	(13,870)
Other current assets	(3,522)	(927)
Other assets	330	(920)
Accounts payable and accrued liabilities	(57,236)	(19,020)
Other long-term liabilities	9,186	587
Net cash used in operating activities	(137,811)	(26,493)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(43,832)	(23,607)
Maturities and sales of investments	124,137	69,391
Purchase of available-for-sale investments	(288,431)	(84,306)
Purchase of promissory note	(3,326)	—
Business acquisitions, net of cash acquired	(538,392)	—
Other	(1,027)	—
Net cash used in investing activities	(750,871)	(38,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and Employee Stock Purchase Plan (the ESPP)	28,026	19,712
Taxes paid related to net share settlement of equity awards	(735)	(473)
Proceeds from public offering of common stock, net	888,257	117,464
Excess tax benefit from stock option exercises	527	278
Payments for debt conversion	(163)	—
Other	(1,121)	(17)
Net cash provided by financing activities	914,791	136,964
Effect of exchange rate changes on cash	(1,025)	(952)
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,084	70,997
Cash and cash equivalents:
Beginning of period	$875,486	$568,781
End of period	$900,570	$639,778
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	309	1
Cash paid for income taxes	1,358	381
Stock-based compensation capitalized into inventory	2,480	2,053
Depreciation capitalized into inventory	3,580	2,924
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(20,985)	(9,171)
Conversion of convertible debt	8,133	—
Deferred offering costs reclassified into additional paid-in-capital as a result of conversion of convertible debt	45	—
Release of escrow balance for purchase of San Rafael Corporate Center	—	116,500

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

Through March 31, 2015, the Company had accumulated losses of approximately $917.3 million. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital.

The Company is subject to a number of risks, including: the financial performance of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse; the potential need for additional financings; the Company’s ability to successfully commercialize its approved product candidates; the uncertainty of the Company’s research and development (R&D) efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014, that are of significance or potential significance to the Company.

(5) ACQUISITIONS

Prosensa Holding N.V.

On January 29 2015, the Company completed the acquisition of Prosensa Holding N.V. (Prosensa), a public limited liability company organized under the laws of the Netherlands, for a total purchase price of $751.5 million. In connection with the acquisition of Prosensa, the Company recognized transaction costs of $9.7 million, of which $2.7 million and $7.0 million, respectively, was recognized in the year ended December 31, 2014 and the three months ended March 31, 2015.

Prosensa was an innovative biotechnology company engaged in the discovery and development of ribonucleic acid (RNA)-modulating therapeutics for the treatment of genetic disorders. Prosensa’s primary focus was on rare neuromuscular and neurodegenerative disorders with a large unmet medical need, including subsets of patients with Duchenne muscular dystrophy (DMD), myotonic dystrophy and Huntington’s disease. Prosensa’s clinical portfolio of RNA-based product candidates was focused on the treatment of DMD. Each of Prosensa’s DMD compounds has been granted orphan drug status in the United States (the U.S.) and the European Union (the EU). Prosensa’s lead product, drisapersen, is currently under a rolling review as part of a rolling new drug application (NDA) with the Food and Drug Administration (the FDA). On April 27, 2015, the Company announced the completion of the rolling submission of the NDA to the FDA. The Company expects to file a marketing authorization application (MAA) for drisapersen with the European Medicines Agency (the EMA) in the summer of 2015.

In connection with its acquisition of Prosensa, the Company made cash payments totaling $680.1 million which were comprised of $620.7 million for approximately 96.8% of Prosensa’s ordinary shares (the Prosensa Shares), $38.6 million for the options that vested pursuant to the Company’s tender offer for the Prosensa Shares and $20.8 million to the remaining Prosensa shareholders that did not tender their shares under the tender offer. Additionally, for each Prosensa Share, the Company issued one non-transferable contingent value right (the CVR), which represents the contractual right to receive a cash payment of up to $4.14 per Prosensa Share, or approximately $160.0 million (undiscounted), upon the achievement of certain product approval milestones. The fair value of the CVRs and acquired in-process research and development (IPR&D) on the acquisition date was $71.4 million and $772.8 million, respectively. The acquisition date fair value of the CVRs and IPR&D was estimated by applying a probability-based income approach utilizing an appropriate discount rate. Key assumptions include a discount rate and various probability factors. See Note 15 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the CVRs which is included in contingent acquisition consideration payable.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table presents the allocation of the purchase consideration for the Prosensa acquisition, including the CVRs, based on fair value.

Cash and cash equivalents	$141,669
Trade accounts receivable	3,086
Other current assets	1,537
Property, plant and equipment	2,683
Intangible assets	497
Other assets	104
Acquired IPR&D	772,808
Total identifiable assets acquired	922,384
Accounts payable and accrued expenses	(68,799)
Debt assumed	(57,053)
Deferred tax liability	(193,202)
Total liabilities assumed	(319,054)
Net identifiable assets acquired	603,330
Goodwill	148,134
Net assets acquired	$751,464

A substantial portion of the assets acquired consisted of IPR&D related to Prosensa’s product candidates drisapersen and exons PRO 044 and PRO 045, which are considered to be indefinite-lived assets until completion or abandonment of the associated research and development (R&D) efforts. The Company determined that the estimated acquisition-date fair value of the intangible assets related to drisapersen and Prosensa’s other primary product candidates, PRO 044 and PRO-045 was $731.8 million, $16.9 million and $24.1 million, respectively.

The deferred tax liability relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

Prosensa’s results of operations prior to and since the acquisition date are insignificant to the Company’s Condensed Consolidated Financial Statements.

See Note 10 to these Condensed Consolidated Financial Statements for further discussion of the indefinite-lived intangible assets.

San Rafael Corporate Center

In March 2014, the Company completed the acquisition of the real estate commonly known as the San Rafael Corporate Center (SRCC), located in San Rafael, California. SRCC is a multi-building, commercial property where, prior to the acquisition, the Company was leasing a certain portion of the space for its headquarters and related operating activities. The purpose of this acquisition is to allow for future expansion of the Company’s corporate headquarters to accommodate anticipated headcount growth. The acquisition of SRCC has been accounted for as a business combination because the building and the in-place leases met the definition of a business in Accounting Standards Codification 805 (ASC 805), Business Combinations. The fair value of the consideration paid for SRCC was $116.5 million, all of which was paid in cash, which was held in escrow as of December 31, 2013.

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

The amount of third-party tenant revenue (included in the line item Royalty, License and Other Revenues) included in the Company’s Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015, was $1.0 million, compared to $0.4 million for the three months ended March 31, 2014. The amount of net income/loss from third-party tenants for the three months ended March 31, 2015 and 2014, was insignificant to the Company’s Consolidated Statement of Comprehensive Loss.

SRCC’s results of operations prior to the acquisition were insignificant to the Company’s Condensed Consolidated Financial Statements.

Included in Selling, General and Administrative (SG&A) expenses during the three months ended March 31, 2014 are transaction costs incurred in connection with the acquisition of SRCC of $0.2 million. The Company recognized a gain of $8.8 million in the three months ended March 31, 2014, due to the early termination of the Company’s pre-existing lease and the realization of the remaining balance in deferred rent and the reversal of the related asset retirement obligation upon acquisition of the SRCC. $2.7 million and $6.1 million of the gain were included in SG&A and R&D expenses, respectively, which is consistent with the Company’s allocation practices for facility costs for this previously leased space.

(6) STOCKHOLDERS’ EQUITY

In January 2015, the Company sold 9,775,000 shares of its common stock at a price of $93.25 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. The Company received net proceeds of approximately $888.3 million from this public offering after underwriter’s discount and offering costs.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(7) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Amended and Restated 2006 ESPP, unvested restricted stock, common stock held by the Company’s Nonqualified Deferred Compensation Plan (the NQDC) and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss, basic	$(67,501)	$(38,115)
Gain on Company common stock issued to the NQDC	—	(374)
Net loss, diluted	$(67,501)	$(38,489)
Denominator:
Weighted-average common shares outstanding, basic	157,612	143,983
Effect of dilutive securities:
Common stock issued to the NQDC	—	174
Weighted-average common shares outstanding, diluted	157,612	144,157
Net loss per common share, basic	$(0.43)	$(0.26)
Net loss per common share, diluted	$(0.43)	$(0.27)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of common shares):

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	11,109	12,444
Common stock issuable under the 2017 Notes	1,567	3,047
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966
Unvested restricted stock units	1,557	1,326
Potentially issuable common stock for ESPP purchases	223	209
Common stock held by the NQDC	213	—
Total number of potentially issuable shares	22,635	24,992

The effect of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and together with the 2018 Notes, the Notes) was excluded from the diluted net loss per common share since they may be settled in cash or shares at the Company’s option and the Company’s current intention is to settle up to the principal amount of the converted notes in cash and any excess conversion value (conversion spread) in shares of the Company’s common stock. As a result, during the three months ended March 31, 2014 the 2018 Notes and the 2020 Notes had no effect on diluted net loss per share until the Company’s stock price exceeded the conversion price of $94.15 per share for the Notes. Although the Company’s stock price exceeded the conversion price at March 31, 2105, the potential shares issuable under the Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INVESTMENTS

All investments were classified as available-for-sale at March 31, 2015 and December 31, 2014. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2015 and December 31, 2014 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at March 31, 2015
Certificates of deposit	$69,871	$1	$—	$69,872
Corporate debt securities	147,537	129	—	147,666
Commercial paper	21,354	—	—	21,354
U.S. government agency securities	93,012	31	—	93,043
Greek government-issued bonds	50	54	—	104
Total	$331,824	$215	$—	$332,039

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2014
Certificates of deposit	$72,302	$1	$—	$72,303
Corporate debt securities	95,478	—	(342)	95,136
Greek government-issued bonds	50	73	—	123
Total	$167,830	$74	$(342)	$167,562

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interest in non-marketable equity securities that are collectively considered strategic investments. As of March 31, 2015, the fair value of the Company’s marketable equity securities was $41.8 million, which included an unrealized gain of $29.3 million. The carrying cost of the non-marketable securities was $3.1 million at March 31, 2015. As of December 31, 2014, the fair value of the Company’s marketable equity securities was $30.8 million, which included an unrealized gain of $18.3 million. These investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	March 31,	December 31,
	2015	2014
Maturing in one year or less	$108,119	$69,706
Maturing after one year through five years	223,920	97,856
Total	$332,039	$167,562

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2015, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 15 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

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

The following table represents the changes in goodwill for the three months ended March 31, 2015:

Balance at December 31, 2014	$54,258
Addition of goodwill related to the acquisition of Prosensa	148,134
Balance at March 31, 2015	$202,392

(10) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2015	2014
Intangible assets:
Finite-lived intangible assets	$123,836	$123,365
Indefinite-lived intangible assets	847,238	74,430
Gross intangible assets:	971,074	197,795
Less: Accumulated amortization	(44,178)	(41,217)
Net carrying value	$926,896	$156,578

Indefinite-Lived Intangible Assets

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

See Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the Company’s Intangible Assets.

(11) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2015	2014
Leasehold improvements	$40,733	$39,297
Building and improvements	339,161	335,991
Manufacturing and laboratory equipment	129,348	124,564
Computer hardware and software	99,879	97,032
Furniture and equipment	14,874	13,717
Land improvements	4,106	4,106
Land	29,357	29,358
Construction-in-progress	120,971	108,340
	778,429	752,405
Less: Accumulated depreciation	(240,312)	(228,889)
Total property, plant and equipment, net	$538,117	$523,516

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Depreciation expense for the three months ended March 31, 2015 and 2014 was $11.5 million and $9.6 million, respectively, of which $3.6 million and $2.9 million, respectively, was capitalized into inventory.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three months ended March 31, 2015 and 2014 was insignificant.

(12) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$21,690	$22,488
Work-in-process	124,192	114,393
Finished goods	76,951	62,571
Total inventory	$222,833	$199,452

Other Current Assets consisted of the following:

	March 31,	December 31,
	2015	2014
Prepaid expenses	39,159	35,390
Short-term forward currency exchange contract assets	18,337	10,513
Promissory notes receivable, net	3,326	46,946
Restricted investments	7,131	2,354
Convertible promissory note conversion option	—	2,386
Other receivables	10,983	9,733
Other	5,329	4,513
Total other current assets	$84,265	$111,835

Other Assets consisted of the following:

	March 31,	December 31,
	2015	2014
Deposits	11,045	12,021
Deferred debt offering costs	10,911	11,763
Strategic investments	44,918	30,811
Long-term forward foreign currency exchange contract assets	7,391	5,387
Other	6,067	5,299
Total other assets	$80,332	$65,281

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts payable	$23,606	$32,779
Accrued accounts payable	106,462	98,490
Accrued compensation expense	32,461	45,479
Accrued vacation expense	15,871	12,540
Accrued rebates payable	17,173	14,859
Accrued royalties payable	7,207	9,050
Value added taxes payable	5,730	5,479
Other accrued operating expenses	8,721	8,244
Other	12,981	4,924
Total accounts payable and accrued liabilities	$230,212	$231,844

(13) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2015	December 31, 2014
Convertible Notes due 2020, net of unamortized discount of $74,214 and $77,045, at March 31, 2015 and December 31, 2014, respectively	$300,786	$297,955
Convertible Notes due 2018, net of unamortized discount of $52,193 and $55,537, at March 31, 2015 and December 31, 2014, respectively	322,807	319,463
Convertible Notes due 2017	31,898	40,558
Total convertible debt, net of unamortized discount	$655,491	$657,976

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)	$568,444	$456,360
Convertible Notes due in 2018 (1)	555,994	442,448
Convertible Notes due in 2017 (1)	195,370	180,984
Total	$1,319,808	$1,079,792
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt was comprised of the following:

	Three Months Ended March 31,
	2015	2014
Coupon interest	$2,462	$2,408
Amortization of issuance costs	826	843
Accretion of debt discount	6,174	5,855
Total interest expense on convertible debt	$9,462	$9,106

During the three months ended March 31, 2015, the Company entered into separate agreements with three existing holders of its senior subordinated convertible notes due in 2017 (the 2017 Notes) pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

$0.2 million in aggregate, of which $0.2 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2015.

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the Company’s Convertible Debt.

(14) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound and the Brazilian Real.

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations are discussed below. See Note 15 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At March 31, 2015, the Company had 94 forward foreign currency exchange contracts outstanding to sell a total of 131.6 million Euros and seven forward foreign currency exchange contracts outstanding to purchase 20.0 million Euros with expiration dates ranging from April 2015 through March 2018. These hedges were entered into in order to protect against the fluctuations in revenue associated with Euro-denominated product sales and operating expenses. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues denominated in Euros related to changes in foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of SG&A expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2015, the Company had one outstanding forward foreign currency exchange contract to sell 42.1 million Euros and one outstanding forward foreign currency exchange contract to sell 6.4 million British Pounds, both of which were not designated as a hedge for accounting purposes and matured on April 30, 2015.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through March 2018. Over the next twelve months, the Company expects to reclassify $18.9 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2015		March 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$18,171	Accounts payable and accrued liabilities	$—
Forward foreign currency exchange contracts	Other assets	7,391	Other long- term liabilities	—
Total		$25,562		$—
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$166	Other long- term liabilities	$805
Total		166		805
Total value of derivative contracts		$25,728		$805

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,206	Accounts payable and accrued liabilities	$—
Forward foreign currency exchange contracts	Other assets	5,387	Other long- term liabilities	—
Total		$15,593		$—
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$307	Accounts payable and accrued liabilities	$12
Total		307		12
Total value of derivative contracts		$15,900		$12

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended March 31,
	2015	2014
Derivatives Designated as Hedging Instruments:
Net gain recognized in Other Comprehensive Income (OCI) (1)	$13,776	$1,396
Net gain reclassified from accumulated OCI into income (2)	4,739	(567)
Net gain (loss) recognized in net loss (3)	141	(121)
Derivatives Not Designated as Hedging Instruments:
Net gain recognized in net loss(4)	$7,800	$56
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

At March 31, 2015 and December 31, 2014, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $24.5 million and a gain of $15.9 million, respectively.

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

	Fair Value Measurements at March 31, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$833,545	$—	$—	$833,545
Money market instruments	—	67,025	—	67,025
Total cash and cash equivalents	833,545	67,025	—	900,570
Available-for-sale securities:
Short-term:
Certificates of deposit	—	57,176	—	57,176
Corporate debt securities	—	15,546	—	15,546
Commercial paper	—	21,354	—	21,354
U.S. government agency securities	—	14,043	—	14,043
Long-term:
Certificates of deposit	—	12,696	—	12,696
Corporate debt securities	—	132,120	—	132,120
U.S. government agency securities	—	79,000	—	79,000
Greek government-issued bonds	—	104	—	104
Total available-for-sale securities	—	332,039	—	332,039
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	353	—	353
Forward foreign currency exchange contract(1)	—	18,337	—	18,337
Restricted investments (2)	—	7,131	—	7,131
Total other current assets	—	25,821	—	25,821
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	5,884	—	5,884
Forward foreign currency exchange contract(1)	—	7,391	—	7,391
Strategic investment (4)	41,809	—	—	41,809
Total other assets	41,809	13,275	—	55,084
Total assets	$875,354	$438,160	$—	$1,313,514
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,198	$353	$—	$1,551
Contingent acquisition consideration payable	—	—	75,294	75,294
Total current liabilities	1,198	353	75,294	76,845
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	25,402	5,884	—	31,286
Forward foreign currency exchange contract (1)	—	805	—	805
Contingent acquisition consideration payable	—	—	39,052	39,052
Total other long-term liabilities	25,402	6,689	39,052	71,143
Total liabilities	$26,600	$7,042	$114,346	$147,988

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2014
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$225,159	$—	$—	$225,159
Money market instruments	—	650,327	—	650,327
Total cash and cash equivalents	225,159	650,327	—	875,486
Available-for-sale securities:
Short-term:
Certificates of deposit	—	54,174	—	54,174
Corporate debt securities	—	15,532	—	15,532
Long-term:
Certificates of deposit	—	18,129	—	18,129
Corporate debt securities	—	79,604	—	79,604
Greek government-issued bonds	—	123	—	123
Total available-for-sale securities	—	167,562	—	167,562
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	514	—	514
Forward foreign currency exchange contract(1)	—	10,513	—	10,513
Restricted investments (2)	—	2,354	—	2,354
Embedded derivative (3)	—	—	2,386	2,386
Total other current assets	—	13,381	2,386	15,767
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	5,112	—	5,112
Restricted investments (2)	—	5,387	—	5,387
Strategic investment (4)	30,811	—	—	30,811
Total other assets	30,811	10,499	—	41,310
Total assets	$255,970	$841,769	$2,386	$1,100,125
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,790	$514	$—	$2,304
Forward foreign currency exchange contract(1)	—	12	—	12
Contingent acquisition consideration payable	—	—	3,895	3,895
Total current liabilities	1,790	526	3,895	6,211
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	18,453	5,112	—	23,565
Contingent acquisition consideration payable	—	—	38,767	38,767
Total other long-term liabilities	18,453	5,112	38,767	62,332
Total liabilities	$20,243	$5,638	$42,662	$68,543
(1)	See Note 14 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at March 31, 2015 and December 31, 2014 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.
(3)	The embedded derivative at December 31, 2014 represents the fair value of the conversion feature of a promissory note which may be settled in the issuer’s underlying shares.
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

There were no transfers between levels during the three months ended March 31, 2015.

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

Contingent acquisition consideration payable at December 31, 2014	$42,662
Addition of contingent consideration payable related to the Prosensa acquisition (CVR)	71,402
Changes in the fair value of the contingent acquisition consideration payable	282
Contingent acquisition consideration payable at March 31, 2015	$114,346

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

Asset retirement obligations at December 31, 2014	$3,765
Accretion expense	36
Additions	84
Asset retirement obligations at March 31, 2015	$3,885

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(16) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan), the ESPP, the 2014 Inducement Plan and the 2012 Inducement Plan. The 2012 Inducement Plan expired in May 2013. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, but none were identified that had distinctly different exercise patterns as of March 31, 2015. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and 2014 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended March 31,
	2015	2014
Expected volatility	44 – 45%	44 – 45%
Dividend yield	0.0%	0.0%
Expected life	7.0 years	6.9 years
Risk-free interest rate	1.5 – 2.0%	2.1 – 2.3%

During the three months ended March 31, 2015, the Company granted 642,070 options with a weighted average fair value of $56.11 per option.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended March 31, 2015.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2015, the Company granted 825,900 RSUs with a weighted average fair market value of $120.95 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

During 2012 and 2011, pursuant to the approval of the Board of Directors (the Board), the Company granted 860,000 RSU awards with performance and market-based vesting conditions (the 2011/2012 Base RSUs) under the Share Incentive Plan and the 2012 Inducement Plan to certain executive officers. As of March 31, 2015, the 2011/2012 Base RSUs had a weighted-average grant date fair value of $34.66. The 2011/2012 Base RSUs will vest upon the achievement of specific performance goals (the Earned RSUs). The number of RSUs that will be awarded from the Earned RSUs will be calculated by multiplying the Earned RSUs by the Total Shareholder Return multiplier which could range from 75% to 125%.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. During the fourth quarter of 2014, management concluded that the achievement of the 2015 revenue performance goal was probable and began recognizing compensation expense related to the RSUs allocated to the revenue performance goal. During 2013, management concluded that regulatory approval of Vimizim was probable and began recognizing compensation expense related to the performance 2011/2012 Base RSUs allocated to the Vimizim performance goal. For the three months ended March 31, 2015 and 2014, the Company recorded $1.8 million and $0.6 million, respectively, of compensation expense related to these performance awards.

Restricted Stock Unit Awards with Performance Conditions

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSU awards with performance-vesting conditions (the 2015 Base RSUs) under the Share Incentive Plan to certain executive officers. The vesting of the 2015 Base RSUs under this specific grant is contingent upon the achievement of a 2015 revenue target and a three-year service period. The number of RSUs that will be awarded from the 2015 Base RSUs upon achievement of the performance condition will be calculated by multiplying the 2015 Base RSUs by a revenue multiplier (determined based on the Company’s performance against the revenue target) which could range between 80% or 120%. The maximum number of RSUs that could vest if the performance condition is achieved and a revenue multiplier of 120% is applied is 69,960.

Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2015 Base RSUs was determined to be $108.36 per RSU, based on the fair value of the common stock underlying the 2015 Base RSUs on the grant date. Accordingly, because the Company’s management determined that attainment of the revenue target was probable as of March 31, 2015, the Company recognized $0.2 million of compensation expense related to this awards during the three months ended March 31, 2015.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2015	2014
Cost of sales	$1,348	$1,086
R&D	9,930	7,115
SG&A	11,414	8,103
Total stock-based compensation expense	$22,692	$16,304

Stock-based compensation of $2.5 million and $2.1 million was capitalized into inventory, for the three months ended March 31, 2015 and 2014, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(17) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014.

	Amount Reclassified from AOCI Gain (Loss)
	Three Months Ended March 31,		Consolidated Statement of
Details about AOCI Components	2015	2014	Operations Classification
Gains (loss) on cash flow hedges:
Forward foreign currency exchange contracts	$4,739	$(887)	Net product revenues
	—	320	Provision for income taxes
	$4,739	$(567)	Net loss

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2014	$33,984	$(6,518)	$27,466
Foreign currency translation adjustment	(5)	—	(5)
Unrealized gain on available-for-sale securities:
Unrealized holding gains	11,481	(4,160)	7,321
Less: reclassification adjustment for gain realized in net loss	—	—	—
Net unrealized holding gain	11,481	(4,160)	7,321
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	13,776	—	13,776
Less: reclassification adjustment for gain realized in net loss	4,739	—	4,739
Net unrealized holding gain	9,037	—	9,037
Other comprehensive income	20,513	(4,160)	16,353
AOCI balance at March 31, 2015	$54,497	$(10,678)	$43,819

	Three Months Ended March 31, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2013	$7,756	$(2,738)	$5,018
Foreign currency translation adjustment	5	—	5
Unrealized gain on available-for-sale securities:
Unrealized holding gains	2,244	(821)	1,423
Less: reclassification adjustment for gain realized in net loss	—	—	—
Net unrealized holding gain	2,244	(821)	1,423
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	2,183	(787)	1,396
Less: reclassification adjustment for loss realized in net loss	(887)	320	(567)
Net unrealized holding gain	1,296	(467)	829
Other comprehensive income	3,545	(1,288)	2,257
AOCI balance at March 31, 2014	$11,301	$(4,026)	$7,275

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(18) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue—The Company considers there to be revenue concentration risks for regions where net product revenue exceeds ten percent (10%) of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions experience difficulties.

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

	Three Months Ended March 31,
	2015	2014
Region:
United States	44%	47%
Europe	21%	20%
Latin America	17%	16%
Rest of world	18%	17%
Total net product revenue	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended March 31,
	2015	2014
Customer A	15%	16%
Customer B (1)	9%	12%
Customer C	11%	11%
Customer D	12%	11%
Total	47%	50%
(1)

Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

On a consolidated basis, the Company’s two largest customers accounted for 29% and 21% of the March 31, 2015 accounts receivable balance, respectively, compared to December 31, 2014 when the two largest customers accounted for 42% and 18% of the accounts receivable balance, respectively. As of March 31, 2015 and December 31, 2014, accounts receivable for the Company’s largest customer balance included $30.2 million and $34.5 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the EU. The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In the three months ended March 31, 2015, the Company’s net product revenues for these countries was 4%. Additionally, approximately 7% of the Company’s outstanding accounts receivable at March 31, 2015 related to such countries.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

As of March 31, 2015, the Company’s accounts receivable in certain European countries, specifically Greece, Italy, Portugal, Spain and Russia, totaled approximately $12.0 million, of which $0.8 million was greater than 90 days past due, $0.4 million was greater than 180 days past due and $0.1 was greater than 365 days past due.

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

(19) SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2015	2014
Net product revenue by product:
Vimizim	$50,622	$875
Naglazyme	78,167	80,114
Kuvan	50,193	45,236
Aldurazyme	18,243	18,070
Firdapse	4,087	4,709
Total net product revenue	$201,312	$149,004

Net product revenue is based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

The following table summarizes total revenues from external customers and collaborative partners by geographic region.

	Three Months Ended March 31,
	2015	2014
Total revenues by geographic region:
United States	$90,592	$71,649
Europe	41,710	30,654
Latin America	34,818	22,209
Rest of world	36,144	27,040
Total revenues	$203,264	$151,552

(20) PROVISION FOR (BENEFIT FROM) INCOME TAXES

The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S forecasted income. As such, the Company computed the U.S component of the consolidated provision for (benefit from) income taxes for the three months ended March 31, 2015 and 2014 using the actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2015 and 2014.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(21) COMMITMENTS AND CONTINGENCIES

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

Paragraph IV Notices

As previously disclosed, the Company received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying the Company that DRL has filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the U.S. Food and Drug Administration’s (the FDA) Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, the Company received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying the Company that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the FDA’s Orange Book.  Together with Merck & Cie (Merck), the Company filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for the Company’s patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA.

Contingent Payments

As of March 31, 2015, the Company is subject to contingent payments totaling approximately $733.4 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $51.4 million relates to programs that are no longer being developed.

As of March 31, 2015, the Company has recorded $114.3 million of contingent acquisition consideration payable on its Condensed Consolidated Balance Sheet, of which $75.3 million is expected to be paid in the next twelve months.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development and certain inventory related items. As of March 31, 2015, these commitments for the next five years were approximately $74.0 million. These amounts primarily relate to active pharmaceutical ingredients and represent minimum purchase requirements and post marketing commitments related to the Company’s approved products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in “Overview,” of this Item 2 and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the SEC) on March 2, 2015. You should carefully consider that information before you make an investment decision.

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

Business Highlights

During the first quarter of 2015, we continued to grow our commercial business and advance our product pipeline.  We believe that the combination of our internal research programs, acquisition and partnerships will allow us to continue develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. Below is a summary of our recent key accomplishments:

•	We acquired Prosensa Holding N.V. (Prosensa) for a total purchase price of $751.5 million. See Note 5 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

•

We announced the completion of a United States (U.S) Food and Drug Administration (the FDA) New Drug Application (NDA) for drisapersen and we expect to file a Marketing Authorization Application with the European Medicines Agency by the end of the third quarter 2015;

•	We reported total revenues of $203.3 million for the three months ended March 31, 2015 as compared to $151.6 million for the three months ended March 31, 2014.

•

We announced the selection of BMN 270, an AAV VIII vector, a Factor VIII gene therapy drug development candidate, for the treatment of hemophilia A. We submitted a clinical trial application (CTA) for a Phase 1/2 trial of BMN 270 in March 2015 and expect to initiate the study in the second half of 2015;

•

We shared the interim data from nine patients in the cerliponase alpha trial who have been followed for at least 15 months.  Preliminary data suggest that treatment with cerliponase alpha may result in stabilization of the disease compared to the natural history based on a standardized measure of motor and language function.  We expect to release the top line results from this Phase 1/2 trial in the fourth quarter of 2015; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

•

We continued the treatment of the first three cohorts of the Phase 2 trial of BMN 111 for the treatment of achondroplasia.  We expect to release the top line results from the three cohorts in the second quarter of 2015.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2015	2014
Total net product revenues	$201.3	$149.0
Cost of sales	32.8	22.8
Research & Development (R&D) expense	142.1	86.2
Selling, general and administrative (SG&A) expense	92.8	60.1
Net loss	(67.5)	(38.1)
Stock-based compensation expense	22.7	16.3

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Vimizim	$50.6	$0.9
Naglazyme	78.2	80.1
Kuvan	50.2	45.2
Aldurazyme	18.2	18.1
Firdapse	4.1	4.7
Total net product revenues	$201.3	$149.0

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

SG&A expense primarily includes expenses associated with the commercialization of approved products and general and administrative costs to support our operations. These expenses include: product marketing and sales operations personnel; corporate facility operating expenses; information technology expenses and depreciation; and core corporate support functions, including human resources, finance and legal, and other external corporate costs such as insurance, legal fees and other professional services.

Our cash, cash equivalents, short-term investments and long-term investments totaled $1,232.6 million as of March 31, 2015, compared to $1,043.1 million as of December 31, 2014. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our January 2015 equity offering. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2015 was $67.5 million, compared to a net loss of $38.1 million for the three months ended March 31, 2014. The increase in net loss was primarily a result of the following (in millions):

Three Months
Net loss for the period ended March 31, 2014	$(38.1)
Increased R&D expense	(55.9)
Increased SG&A expense	(32.7)
Increased gross profit from product sales	42.3
Increased benefit from income taxes	10.7
Other individually insignificant fluctuations	6.2
Net loss for the period ended March 31, 2015	$(67.5)

The increase in R&D expense was primarily attributed to the clinical trials of our late-stage development programs, licensing fees paid to a third-party to secure licenses related to the development of talazoparib and increased research on earlier stage development programs. The increase in SG&A expense was primarily due to increased sales and marketing expenses related to our commercial products and increased expenses related to the commercial launch of Vimizim. The increase in gross profit from product sales was primarily a result of the commercial launch of Vimizim and additional Kuvan patients initiating therapy in the U.S.

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

Net product revenues by product were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Vimizim	$50.6	$0.9	$49.7
Naglazyme	78.2	80.1	(1.9)
Kuvan	50.2	45.2	5.0
Aldurazyme	18.2	18.1	0.1
Firdapse	4.1	4.7	(0.6)
Total net product revenues	$201.3	$149.0	$52.3

Net product revenues attributed to our collaboration with Genzyme Corporation (Genzyme) were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Aldurazyme revenue reported by Genzyme	$53.4	$55.9	$(2.5)

	Three Months Ended March 31,
	2015	2014	Change
Royalties earned from Genzyme	$22.3	$21.9	$0.4
Incremental (previously recognized) Aldurazyme product transfer revenue	(4.1)	(3.8)	(0.3)
Total Aldurazyme net product revenues	$18.2	$18.1	$0.1

The FDA and the European Medicines Agency (the EMA) granted marketing approval for Vimizim in February 2014 and April 2014, respectively, and Vimizim subsequently received marketing approval in other countries. We began marketing Vimizim immediately following approval in each of these markets. Net product revenues for Vimizim for the three months ended March 31, 2015 totaled $50.6 million, of which $34.6 million was earned from customers based outside the U.S., compared to $0.9 million for the three months ended March 31, 2014, of which $0.4 was earned for customers based outside the U.S. The increase in Vimizim net product revenues for the three months ended March 31, 2015 was attributed to new patients initiating therapy. The impact of foreign currency exchange rates on Vimizim sales denominated in currencies other than the U.S. dollar was negative by $3.9 million for the three months ended March 31, 2015. Vimizim gross margins were 85% and 91% for the three months ended March 31, 2015 and 2014, respectively. In future periods, we expect Vimizim gross margins to decline and approximate Naglazyme gross margins as we deplete previously expensed product.

Net product revenues for Naglazyme for the three months ended March 31, 2015 totaled $78.2 million, of which $68.5 million was earned from customers based outside the U.S., compared to $80.1 million for the three months ended March 31, 2014, of which $70.7 million was earned from customers based outside the U.S. The decrease in Naglazyme net product revenues for the three months ended March 31, 2015 was attributed was primarily attributed to the impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar which was negative by $3.0 million for the three months ended March 31, 2015 compared to a positive impact of $0.1 million for the three months ended March 31, 2014. Naglazyme gross margins were 85% and 86% for the three months ended March 31, 2015 and 2014, respectively. Naglazyme gross margins are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan for the three months ended March 31, 2015 totaled $50.2 million, compared to $45.2 million for the three months ended March 31, 2014. The increase in Kuvan net product revenues was attributed to new patients initiating therapy. Kuvan gross margins were 82% and 84% for the three months ended March 31, 2015 and 2014, respectively. Cost of goods sold for each of the three months ended March 31, 2015 and 2014 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins are not expected to fluctuate significantly in the future. The royalties earned from Merck Serono’s net sales of Kuvan for each of the three months ended March 31, 2015 and 2014 were $0.5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

We own several patents that cover Kuvan and have listed those patents in conjunction with that product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The Drug Price Completion and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act permits the FDA to approve abbreviated new drug applications (ANDA), for the generic versions of branded drugs. The Hatch-Waxman Act requires an ANDA applicant seeking FDA approval of the applicant’s proposed generic product prior to the expiration of our Orange Book-listed patents to notify us of the application. Upon receipt of such a notice (a paragraph IV notice), the Hatch-Waxman Act allows us, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after our patents expire. If we commence a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay, during which time the FDA cannot finally approve the application for the generic version of our drug. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA’s review of the ANDA may be completed. The discovery, trial and appeals process in such a lawsuit is costly, time consuming, and may result in generic competition if the ANDA applicant prevails. Regardless of any litigation results, generic versions of Kuvan would be prohibited until the expiration of orphan drug exclusivity in June 2015, including pediatric exclusivity, at the earliest. We have also received New Patient Population exclusivity for Kuvan (sapropterin dihydrochloride) that expires in October 2017, including pediatric exclusivity. Thus, depending on the label of a generic product, generic versions of Kuvan may be prohibited until October 2017.

As previously disclosed, we have received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, we have received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book.  Together with Merck & Cie (Merck), we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA.

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

Net product revenue for Aldurazyme for the three months ended March 31, 2015 totaled $18.2 million, compared to $18.1 million for the three months ended March 31, 2014. Aldurazyme gross margins were 79% for the three months ended March 31, 2015, compared to 82% for the three months ended March 31, 2014. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Net product revenue for Firdapse for the three months ended March 31, 2015 totaled $4.1 million, compared to $4.7 million for the three months ended March 31, 2014. The decrease in Firdapse net product revenues was attributed to the negative impact of foreign exchange rates for the Euro. Firdapse gross margins for the three months ended March 31, 2015 and 2014 were 78% and 75%, respectively. Cost of goods sold for the each of the three months ended March 31, 2015 and 2014 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins are not expected to increase over the next twelve months due to higher production yields and normalize in the mid-eighties.

Cost of Sales

Total cost of sales for the three months ended March 31, 2015 were $32.8 million, compared to $22.8 million for the three months ended March 31, 2014. The increase in cost of sales was primarily attributed to the increase in product sales.

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

R&D expense increased to $142.1 million for the three months ended March 31, 2015, from $86.2 million for the three months ended March 31, 2014. The increase in R&D expense was primarily a result of the following (in millions):

Three Months
R&D expense for the period ended March 31, 2014	$86.2
Increased talazoparib development expense	13.3
Increased development expense on early development stage programs	8.0
Increased reveglucosidase alfa development expense	5.8
Drisapersen development expense	6.4
Increased BMN 111 development expense	4.4
Increased cerliponase alfa development expense	4.1
Decreased Vimizim development expense	(5.5)
Increased non-allocated R&D expense and other net changes	19.4
R&D expense for the period ended March 31, 2015	$142.1

The increase in talazoparib, reveglucosidase alfa, BMN 111 and cerliponase alfa development expense was attributed to increased clinical trial activities related to these product candidates. The increase in development expense on early development stage programs was primarily attributed to the pre-clinical activity related to BMN 270 and BMN 250 and development costs related to the programs acquired from Zacharon Pharmaceuticals, Inc. (Zacharon). The development expenses for drisapersen relate to clinical activities for the product candidate that was acquired from Prosensa in January 2015. The increase in non-allocated R&D expense is primarily attributed to an increase in R&D personnel costs and facility costs that are not allocated to specific programs.  Non-allocated R&D expense for the three months ended March 31, 2014, included a $6.1 million gain on early lease termination of our San Rafael Corporate Center (SRCC) lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC. There was no similar gain during the three months ended March 31, 2015.

During the remainder of 2015, we expect our R&D spending to increase over 2014 levels due to our drisapersen, pegvaliase, talazoparib, reveglucosidase alfa, BMN 111 and cerliponase alfa programs progressing, including a few of those programs progressing to more advanced phases of clinical studies. We acquired drisapersen, which is in Phase 3 clinical trials, in January 2015 from Prosensa. Phase 3 clinical trials for pegvaliase and talazoparib were initiated in the second and fourth quarters of 2013, respectively, and we initiated a Phase 3 trial of reveglucosidase alfa in the second quarter of 2014. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs including BMN 270, BMN 250 and programs acquired from Zacharon. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

SG&A expense increased to $92.8 million for the three months ended March 31, 2015, from $60.1 million for the three months ended March 31, 2014. The increase in SG&A expense was primarily a result of the following (in millions):

Three Months
SG&A expense for the period ended March 31, 2014	$60.1
Increased Vimizim commercial launch expenses	4.3
Business acquisition transaction costs	7.0
Net increase in corporate support and other administrative expenses	21.4
SG&A for the period ended March 31, 2015	$92.8

We received regulatory approval to market Vimizim in the U.S. and the EU during 2014. The increase in commercial launch expense is consistent with the timing of these approvals. The increase in corporate support and other administrative expenses is primarily attributed to increases in employee-related expenses due to the increase in commercial and administrative headcount, stock based compensation, consulting fees, and information technology expenses. Corporate support and administrative expenses for the three months ended March 31, 2014, included a $2.7 million gain on early lease termination of our SRCC lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of the SRCC, which is where our corporate headquarters are located. There was no similar gain during the three months ended March 31, 2015. We expect SG&A expense to increase in future periods as a result of the international expansion of Naglazyme and Vimizim, the U.S. commercialization activities for Kuvan, and the increase in administrative support required for our expanding operations.

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

	Three Months Ended March 31,
	2015	2014	Change
Changes in the fair value of contingent acquisition consideration payable	$0.3	$8.2	$(7.9)
Amortization of intangible assets	1.1	0.8	0.3
Total intangible asset amortization and contingent consideration	$1.4	$9.0	$(7.6)

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations. During the three months ended March 31, 2014, the majority of the changes related to the development progress of reveglucosidase alfa for which the contingent consideration expense was $6.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $0.7 million for the three months ended March 31, 2015, compared to $1.1 million for the three months ended March 31, 2014. We do not expect future interest income to fluctuate significantly over the next twelve months.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Coupon interest	$2.5	$2.4	$0.1
Amortization of issuance costs	0.8	0.8	—
Accretion of discount on convertible notes	6.2	5.9	0.3
Total interest expense	$9.5	$9.1	$0.4

The interest expense is primarily attributed to amounts related to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt. We do not expect future interest expense to fluctuate significantly over the next twelve months. See Note 13 to the accompanying Condensed Consolidated Financial Statements for additional information regarding our Convertible Debt.

During the three months ended March 31, 2015, we recognized Debt Conversion Expense of $0.2 million in connection with the early conversion of $8.1 million in aggregate principal amount of our senior subordinated convertible notes due in 2017 (the 2017 Notes).

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2015 we recognized a benefit from income taxes of $7.2 million, compared to the three months ended March 31, 2014 when we recognized income tax expense of $3.5 million. We have historically computed interim period provision for (benefit from) income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in the U.S. forecasted income. As such, we have computed U.S. component of the provision for (benefit from) income taxes for the three months ended March 31, 2015 and 2014 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2015 and 2014.

The provision for (benefit from) income taxes for the three months ended March 31, 2015 and 2014, consisted of state, federal and foreign current tax expense which was offset by deferred tax benefits from federal orphan drug credits and California R&D credits. During the three months ended March 31, 2015, increased R&D expense attributed to an increase in expenses which qualified for the federal orphan drug and California R&D credits as compared to the three months ended March 31, 2014. The provisions for the three months ended March 31, 2015 and 2014 were further reduced by the tax benefit related to stock option exercises during these periods. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion of the components of our provision for (benefit from) income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of March 31, 2015, $227.1 million of our $1,232.6 million balance of cash, cash equivalents and marketable securities was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Our financial condition as of March 31, 2015 and December 31, 2014 was as follows (in millions):

	March 31,	December 31,
	2015	2014	Change
Cash and cash equivalents	$900.6	$875.5	$25.1
Short-term investments	108.1	69.7	38.4
Long-term investments	223.9	97.9	126.0
Cash, cash equivalents and investments	$1,232.6	$1,043.1	$189.5

Current assets	$1,522.7	$1,432.2	$90.5
Current liabilities	305.5	235.7	69.8
Working capital	$1,217.2	$1,196.5	$20.7

Convertible debt	$655.5	$658.0	$(2.5)

Our cash flows for each of the three months ended March 31, 2015 and 2014 are summarized as follows (in millions):

	2015	2014	Change
Cash and cash equivalents at the beginning of the period	$875.5	$568.8	$306.7
Net cash used in operating activities	(137.8)	(26.5)	(111.3)
Net cash used in investing activities	(750.9)	(38.5)	(712.4)
Net cash provided by financing activities	914.8	137.0	777.8
Foreign exchange impact	(1.0)	(1.0)	—
Cash and cash equivalents at the end of the period	$900.6	$639.8	$260.8
Short-term and long-term investments	332.0	499.1	(167.1)
Cash, cash equivalents and investments	$1,232.6	$1,138.9	$93.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Working Capital

Working capital increased by $20.7 million, from $1,196.5 million at December 31, 2014 to $1,217.2 million at March 31, 2015. The increase in working capital was attributed to the following (in millions):

Working capital at December 31, 2014	$1,196.5
Increased cash, cash equivalents and short-term investments	63.5
Increased accounts receivable, net	31.3
Increased inventory	23.4
Increased current liabilities	(69.9)
Decreased other current assets	(27.6)
Working capital at March 31, 2015	$1,217.2

The increase in cash, cash equivalents and short-term investments at March 31, 2015 from December 31, 2014 was primarily attributed to the net proceeds of $888.3 million from our January 2015 public offering of common stock, proceeds of $28.0 million from employee stock option exercises and employee stock purchase plan (ESPP) contributions. The increase in accounts receivable is attributed to increased revenues and the timing of net product revenues and cash receipts from customers. The increase in inventory was primarily attributed to building of inventories for all commercial products to meet anticipated future sales demand.

Our product sales to government-owned or government-funded customers in certain countries, including Russia, Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of March 31, 2015, approximately 7% of our outstanding accounts receivable relate to such countries. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was $137.8 million, compared to cash used in operating activities of $26.5 million for the three months ended March 31, 2014. The increase in cash used in operating activities was primarily attributed to the $29.4 million increase in our net loss, a $34.2 million decrease in collection of accounts receivable and a $10.1 million increase in inventory purchases. The increase in our net loss is primarily attributed to increased R&D expense related to increased clinical trial activities for our product candidates: talazoparib, reveglucosidase alfa, cerliponase alfa and drisapersen and increased sales and marketing expense related to the commercial launch of Vimizim in the U.S. and the EU.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015 and 2014 was $750.9 million and $38.5 million, respectively. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility construction and improvements. The increase in net cash used by investing activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily comprised of a $538.4 million increase due to the Prosensa acquisition, net of cash acquired, a $20.2 million increase in capital expenditures and an increase of $149.4 million in net purchases of investments. During the remainder of 2015, we expect to make significant capital investments in our Shanbally, Ireland manufacturing facility to enable future commercial manufacturing of our products at the facility and our corporate headquarters at SRCC to accommodate additional laboratory space requirements and anticipated headcount growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $914.8 million, compared to net cash provided by financing activities of $137.0 million for the three months ended March 31, 2014. Historically, our financing activities primarily included proceeds from the sale of our convertible debt, common stock and employee stock purchases under the ESPP and employee stock option exercises, offset by payments related to our contingent acquisition obligations and convertible debt obligations. The increase in net cash provided by financing activities for the three months ended March 31, 2015 was primarily attributed to a $770.8 million increase in net proceeds from our January 2015 equity offering compared to the March 2014 equity offering and increased proceeds from employee stock option exercises and ESPP contributions of $8.3 million.

Other Information

On January 15, 2015, we closed the initial offering period related to our offer to purchase all of the ordinary shares (Prosensa Shares) of Prosensa Holding N.V. (Prosensa), a public limited liability company organized under the laws of the Netherlands, purchasing 93.4% of the Prosensa Shares and immediately launched a subsequent offering period that expired on January 29, 2015. As of the expiration of the subsequent offering period we paid approximately $620.7 million for approximately 35 million Prosensa Shares, representing approximately 96.8% of all the outstanding Prosensa Shares. Additionally, we paid approximately $38.6 million for the options that vested pursuant to the definitive purchase agreement.  On February 12, 2015, we completed an asset transfer and we paid $20.8 million to the remaining Prosensa shareholders. Effective February 12, 2015, Prosensa has been dissolved and is in liquidation under Dutch law.

On January 27, 2015, we sold approximately 9.8 million shares of our common stock at a price of $93.25 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $888.3 million from this public offering after underwriter’s discount and offering costs.

On October 15, 2013, we completed an offering of $750.0 million in aggregate principal amount of senior subordinated convertible notes consisting of $375.0 million in aggregate principal amount of 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and $375.0 million in aggregate principal amount of 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and together with the 2018 Notes, the Notes). The net proceeds from the offering were $696.4 million, after deducting commissions and offering expenses and the purchase of capped calls. The Notes were issued at face value and accrue interest at their stated annual rates which is payable semiannually in arrears on April 15 and October 15 of each year beginning on April 15, 2014. See Note 13 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

In April 2007, we sold approximately $324.9 million of the 2017 Notes of which $31.9 million remained outstanding at March 31, 2015. The debt was issued at face value and bears interest at the rate of 1.875% per annum, payable semi-annually in cash. During the three months ended March 31, 2015, we entered into separate agreements with three of the existing holders of the 2017 Notes pursuant to which such holder converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of our common stock. In addition to issuing the requisite number of shares of common stock, we the also made varying cash payments to the holders totaling $0.2 million in aggregate, of which $0.2 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2015.

Our $781.9 million (undiscounted) of total convertible debt as of March 31, 2015 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Funding Commitments

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses in each of the three months ended March 31, 2015 and 2014 and the period since inception of the major programs were as follows (in millions):

	Three Months Ended March 31,		Since Program
	2015	2014	Inception
Vimizim	$12.5	$18.0	$369.9
Talazoparib (BMN 673)	18.3	5.0	134.7
Reveglucosidase alfa (BMN 701)	16.6	10.8	164.9
BMN 111	8.7	4.3	78.1
Cerliponase alfa (BMN 190)	9.2	5.1	80.3
Pegvaliase (PEG PAL)	16.7	16.0	254.9
Drisapersen	6.4	—	6.4
Mature approved products	8.1	7.1	411.4
Not allocated to specific major current projects	45.6	19.9	Not meaningful
Totals	$142.1	$86.2

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

 Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations for non-cancelable purchase commitments as of March 31, 2015 are presented in the table below (in millions).

	Payments Due within
				More
	1 Year	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2017 Notes and related interest	$0.6	$32.8	$—	$—	$33.4
2018 Notes and related interest	2.8	5.6	377.8	—	386.2
2020 Notes and related interest	5.6	11.2	11.6	380.6	409.0
Operating leases	4.9	13.6	2.4	0.1	21.0
R&D and purchase commitments	47.2	24.6	2.2	—	74.0
Total	$61.1	$87.8	$394.0	$380.7	$923.6

We are also subject to contingent payments totaling approximately $733.4 million as of March 31, 2015 which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $51.4 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2015 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

Item 4.	Controls and Procedures

(a) Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report.

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

(b) Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Paragraph IV Notices

As previously disclosed, we have received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the U.S. Food and Drug Administration’s (the FDA) Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, we have received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book.  Together with Merck & Cie (Merck), we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

Risks Related to Our Business

If we fail to obtain or maintain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to government regulation by international regulatory authorities. The approval process in the EU and other countries can also be lengthy and expensive and regulatory approval is also never certain. Naglazyme, Aldurazyme, Kuvan and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and other countries. Firdapse has received regulatory approval to be commercially marketed only in the EU.

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

Our Naglazyme, Aldurazyme and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a biologics license application (BLA) and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the PPACA) created a regulatory pathway under the PHS Act for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Our products approved under BLAs, as well as products in development that may be approved under BLAs, could be reference products for such biosimilar marketing applications.

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

Typically, if a drug product is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period of time, which can range from nine months to three years or more. We also rely on independent third-party CROs to perform most of our clinical studies and many important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, or if there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be not conducted in accordance with current good clinical practices, invalid or inadequate, our own clinical data and results and related regulatory approvals could adversely be impacted.

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

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and international regulatory authorities, before and after product approval. Our manufacturing facilities in the U.S. have been approved by the FDA, the European Commission (the EC), and health agencies in other countries for the manufacture of Aldurazyme and Naglazyme. In addition, our third-party manufacturers’ facilities involved with the manufacture of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with current Good Manufacturing Practices (cGMP) regulations. The manufacturing facility located in Shanbally, Cork, Ireland that we purchased in 2011 has not yet been approved by the FDA or the EMA to manufacture any of our products. We intend to make a substantial investment in the build-out of the Shanbally facility in order to manufacture Vimizim and other products. If the facility is not ultimately approved by the FDA or the EMA to manufacture any of our products, we will not be able to manufacture Vimizim or other products at this facility and we may not be able to meet the anticipated commercial demand for Vimizim which would have an adverse effect on our financial results.

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

As of March 31, 2015, we had cash, cash equivalents and short and long-term investments totaling $1,232.6 million and long-term debt obligations of $781.9 million (undiscounted). In January 2015, we paid $620.7 million for 34,970,514 Prosensa Shares, representing approximately 96.8% of all outstanding Prosensa Shares, and $38.6 million for the options that vested pursuant to the definitive purchase agreement. In February 2015, we completed the Prosensa asset transfer and paid $20.8 million to the remaining Prosensa shareholders. We (through our indirect wholly-owned subsidiaries) funded the acquisition with our available cash balances. We expect to pay up to $160.0 million if certain development milestones are attained. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due 2018 and 1.50% senior subordinated convertible notes due in 2020 (collectively, the Notes) but also the ongoing interest due on the Notes during their term. In March 2014, we completed an offering of 1,500,000 shares of our common stock at a price of $78.45 per share and received net proceeds of $117.5 million. In January 2015, we completed an offering of 9,775,000 shares of our common stock at a price of $93.25 per share and received net proceeds of approximately $888.3 million.  We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

Substantial new provisions affecting compliance have also been adopted, which may require us to modify our business practices with health care practitioners. The PPACA, among other things, requires drug manufacturers to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment and ownership interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. Manufacturers were required to begin collecting required information on August 1, 2013 and the Centers for Medicare & Medicaid Services (CMS) made public the reported data in a searchable form on September 30, 2014. Manufacturers are required to submit reports to CMS by the 90th day of each subsequent calendar year.

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
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act (the FCPA).

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

As previously disclosed, we have received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book.  Additionally, we have received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book.  Together with Merck & Cie (Merck), we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA.

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

Product candidates that we are currently developing or may acquire in the future may be intended for patient populations that are significantly larger than any of Mucopolysaccharidosis I (MPS I), Mucopolysaccharidosis VI (MPS VI), PKU or Lambert Eaton Myasthenic Syndrome (LEMS). In order to continue development and marketing of these products, if approved, we will need to significantly expand our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory and corruption risks and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third-parties.

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

For the three months ended March 31, 2015 approximately 4% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 7% of our total accounts receivable as of March 31, 2015 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Even if we receive regulatory approval for and are able to commercialize drisapersen, our success will be subject to the following risks:

•	we may not achieve market acceptance of drisapersen by physicians, patients and third-party payers;

•	drisapersen may not have an acceptable safety profile following approval;

•	we may not be able to manufacture drisapersen in compliance with requirements of the EMA, the FDA and similar regulatory agencies in commercial quantities sufficient to meet market demand;

•	we may not achieve sufficient pricing for drisapersen to compensate for future development and commercialization costs and to recoup our cost to acquire Prosensa;

•	we may not compete successfully with any alternative therapies for Duchenne muscular dystrophy (DMD); and

•	we may not successfully enforce and defend our intellectual property rights and claims.

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

In the last several years, the six-minute walk test (6MWT) has been used in several trials of product candidates for patients with DMD, and is accepted by U.S. and European regulators to be an appropriate primary outcome measure for DMD trials. Because of the limited clinical experience in this indication however, regulators have not yet established what difference in the six-minute walk distance (6MWD) is required to be demonstrated in a clinical trial of a DMD therapy in order to signify a clinically meaningful result and/or obtain regulatory approvals. As a result, it is not clear what is required in terms of 6MWD or other end points to obtain regulatory approval for drisapersen and our other product candidates acquired from Prosensa. If we are required to conduct additional clinical trials of drisapersen, the design of such trials could be subject to such uncertainties.

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

During the three months ended March 31, 2015, the Company entered into separate agreements with three existing holders of its 2017 Notes pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling approximately $0.2 million in the aggregate. The issuance of the common stock of the Company upon conversion of the 2017 Notes was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof, as the conversion of the 2017 Notes into common stock of the Company was made by the Company with its existing security holders exclusively in a series of privately negotiated transactions where no commission or other remuneration was paid.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 5, 2015	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.