Form 10-Q
period 2015-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2015-08-05
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,094,110 shares of common stock, par value $0.001, outstanding as of July 27, 2015.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Vimizim ®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Aldurazyme ® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(In thousands of U.S. dollars, except share amounts)

	June 30,	December 31,
	2015	2014(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$440,664	$875,486
Short-term investments	240,889	69,706
Accounts receivable, net (allowance for doubtful accounts: $80 and $490, at June 30, 2015 and December 31, 2014, respectively)	186,083	144,472
Inventory	237,532	199,452
Current deferred tax assets	31,203	31,203
Other current assets	77,558	111,835
Total current assets	1,213,929	1,432,154
Noncurrent assets:
Long-term investments	509,627	97,856
Property, plant and equipment, net	568,051	523,516
Intangible assets, net	923,861	156,578
Goodwill	202,392	54,258
Long-term deferred tax assets	172,545	159,771
Other assets	58,284	66,320
Total assets	$3,648,689	$2,490,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$256,330	$231,844
Short-term contingent acquisition consideration payable	91,374	3,895
Total current liabilities	347,704	235,739
Noncurrent liabilities:
Long-term convertible debt	661,492	657,976
Long-term contingent acquisition consideration payable	37,296	38,767
Long-term deferred tax liabilities	193,202	—
Other long-term liabilities	52,038	30,077
Total liabilities	1,291,732	962,559
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2015 and December 31, 2014: 161,008,514 and 149,093,647 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	161	149
Additional paid-in capital	3,337,503	2,359,744
Company common stock held by Nonqualified Deferred Compensation Plan	(13,908)	(9,695)
Accumulated other comprehensive income	32,461	27,466
Accumulated deficit	(999,260)	(849,770)
Total stockholders’ equity	2,356,957	1,527,894
Total liabilities and stockholders’ equity	$3,648,689	$2,490,453
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2015 and 2014

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Net product revenues	$249,023	$188,244	$450,335	$337,248
Collaborative agreement revenues	342	506	718	921
Royalty, license and other revenues	1,158	3,037	2,734	5,170
Total revenues	250,523	191,787	453,787	343,339
OPERATING EXPENSES:
Cost of sales	39,878	31,210	72,691	54,026
Research and development	157,901	107,702	299,975	193,868
Selling, general and administrative	101,514	68,089	194,320	128,158
Intangible asset amortization and contingent consideration	15,470	3,668	16,902	12,625
Total operating expenses	314,763	210,669	583,888	388,677
LOSS FROM OPERATIONS	(64,240)	(18,882)	(130,101)	(45,338)
Equity in the loss of BioMarin/Genzyme LLC	(204)	(539)	(353)	(877)
Interest income	1,023	1,735	1,706	2,858
Interest expense	(10,002)	(9,221)	(19,464)	(18,327)
Debt conversion expense	—	(674)	(163)	(674)
Other income (expense)	(9,121)	(147)	(8,871)	6
LOSS BEFORE INCOME TAXES	(82,544)	(27,728)	(157,246)	(62,352)
Provision for (benefit from) income taxes	(555)	5,774	(7,756)	9,265
NET LOSS	$(81,989)	$(33,502)	$(149,490)	$(71,617)
NET LOSS PER SHARE, BASIC	$(0.51)	$(0.23)	$(0.94)	$(0.49)
NET LOSS PER SHARE, DILUTED	$(0.51)	$(0.23)	$(0.94)	$(0.50)
Weighted average common shares outstanding, basic	160,406	146,120	159,017	145,066
Weighted average common shares outstanding, diluted	160,406	146,351	159,017	145,297

COMPREHENSIVE LOSS	$(93,347)	$(30,836)	$(144,495)	$(66,694)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,490)	$(71,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,579	25,680
Non-cash interest expense	14,080	13,465
Accretion of discount on investments	941	3,741
Stock-based compensation	54,396	34,788
Gain on termination of lease	—	(9,265)
Gain on sale of equity investment	(3,022)	—
Impairment of assets	12,802	—
Deferred income taxes	(14,951)	(4,722)
Excess tax benefit from stock option exercises	(385)	(331)
Unrealized foreign exchange gain (loss) on forward contracts	(10,203)	2,606
Non-cash changes in the fair value of contingent acquisition consideration payable	14,606	9,371
Other	721	1,876
Changes in operating assets and liabilities:
Accounts receivable, net	(37,587)	(4,384)
Inventory	(38,434)	(30,410)
Other current assets	2,211	3,140
Other assets	497	(4,639)
Accounts payable and accrued liabilities	(33,633)	(6,074)
Other long-term liabilities	7,070	(1,183)
Net cash used in operating activities	(150,802)	(37,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(79,288)	(64,125)
Maturities and sales of investments	154,200	119,666
Purchase of available-for-sale investments	(729,263)	(132,920)
Purchase of promissory note	(3,326)	—
Business acquisitions, net of cash acquired	(538,392)	—
Other	—	(1,500)
Net cash used in investing activities	(1,196,069)	(78,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and Employee Stock Purchase Plan (the ESPP)	45,427	28,102
Taxes paid related to net share settlement of equity awards	(19,566)	(6,694)
Proceeds from public offering of common stock, net	888,257	117,464
Excess tax benefit from stock option exercises	385	331
Payment of contingent acquisition consideration payable	—	(4,691)
Other	(2,063)	(707)
Net cash provided by financing activities	912,440	133,805
Effect of exchange rate changes on cash	(391)	(1,032)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(434,822)	15,936
Cash and cash equivalents:
Beginning of period	$875,486	$568,781
End of period	$440,664	$584,717
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	5,133	4,855
Cash paid for income taxes	13,814	13,091
Stock-based compensation capitalized into inventory	5,492	3,909
Depreciation capitalized into inventory	7,316	5,348
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(6,911)	(5,978)
Conversion of convertible debt	8,133	16,482
Release of escrow balance for purchase of San Rafael Corporate Center	—	116,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin), a Delaware corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio is comprised of five approved products and multiple clinical and pre-clinical product candidates. The Company’s approved products are Vimizim (elosulfase alfa), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Through June 30, 2015, the Company had accumulated losses of approximately $999.3 million. The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014, that are of significance or potential significance to the Company.

In July 2015, the Financial Accounting Standards Board (FASB) deferred the effective date for Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, by one year. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements and has not yet selected a transition method.

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016, which for the Company is January 1, 2017. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The adoption of this standard will not have an impact on the Company’s results of operations and will result in a reclassification of the balance of deferred offering costs at the time of adoption. If the standard were adopted as of June 30, 2015, the reclassification would approximate $13.4 million.

(5) ACQUISITIONS

Prosensa Holding N.V.

On January 29 2015, the Company completed the acquisition of Prosensa Holding N.V. (Prosensa), a public limited liability company organized under the laws of the Netherlands, for a total purchase price of $751.5 million. In connection with the acquisition of Prosensa, the Company recognized transaction costs of $9.7 million, of which $2.7 million and $7.0 million, respectively, was recognized in the year ended December 31, 2014 and the six months ended June 30, 2015.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In connection with its acquisition of Prosensa, the Company made cash payments totaling $680.1 million which were comprised of $620.7 million for approximately 96.8% of Prosensa’s ordinary shares (the Prosensa Shares), $38.6 million for the options that vested pursuant to the Company’s tender offer for the Prosensa Shares and $20.8 million to the remaining Prosensa shareholders that did not tender their shares under the tender offer. Additionally, for each Prosensa Share, the Company issued one non-transferable contingent value right (the CVR), which represents the contractual right to receive a cash payment of up to $4.14 per Prosensa Share, or an aggregate of approximately $160.0 million (undiscounted), upon the achievement of certain product approval milestones. The fair value of the CVRs and acquired in-process research and development (IPR&D) on the acquisition date was $71.4 million and $772.8 million, respectively. The acquisition date fair value of the CVRs and IPR&D was estimated by applying a probability-based income approach utilizing an appropriate discount rate. Key assumptions include a discount rate and various probability factors. See Note 15 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the CVRs which is included in contingent acquisition consideration payable.

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

A substantial portion of the assets acquired consisted of IPR&D related to Prosensa’s product candidates drisapersen and exons PRO 044 and PRO 045, which are considered to be indefinite-lived assets until completion or abandonment of the associated research and development (R&D) efforts. The Company determined that the estimated acquisition-date fair value of the intangible assets related to drisapersen and Prosensa’s other primary product candidates, PRO 044 and PRO 045 was $731.8 million, $16.9 million and $24.1 million, respectively.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

San Rafael Corporate Center

In March 2014, the Company completed the acquisition of the real estate commonly known as the San Rafael Corporate Center (SRCC), located in San Rafael, California. SRCC is a multi-building, commercial property where, prior to the acquisition, the Company was leasing a certain portion of the space for its headquarters and related operating activities. The purpose of this acquisition is to allow for future expansion of the Company’s corporate headquarters to accommodate anticipated headcount growth. The acquisition of SRCC has been accounted for as a business combination because the building and the in-place leases met the definition of a business in Accounting Standards Codification 805 (ASC 805), Business Combinations. The fair value of the consideration paid for SRCC was $116.5 million, all of which was paid in cash.

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

The amount of third-party tenant revenue (included in the line item Royalty, License and Other Revenues) included in the Company’s Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 was $0.6 million and $1.5 million, respectively, compared to $1.4 million and $1.9 million for the three and six months ended June 30, 2014, respectively. The amount of net income/loss from third-party tenants for each of the three and six months ended June 30, 2015 and 2014 was insignificant to the Company’s Consolidated Statement of Comprehensive Loss.

SRCC’s results of operations prior to the acquisition were insignificant to the Company’s Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Included in Selling, General and Administrative (SG&A) expenses during the six months ended June 30, 2014 are transaction costs incurred in connection with the acquisition of SRCC of $0.3 million. The Company recognized a gain of $8.8 million in the six months ended June 30, 2014 due to the early termination of the Company’s pre-existing lease and the realization of the remaining balance in deferred rent and the reversal of the related asset retirement obligation upon acquisition of SRCC. $2.7 million and $6.1 million of the gain were included in SG&A and R&D expenses, respectively, which is consistent with the Company’s allocation practices for facility costs for this previously leased space.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss, basic	$(81,989)	$(33,502)	$(149,490)	$(71,617)
Gain on Company common stock issued to the NQDC	—	(507)	—	(746)
Net loss, diluted	$(81,989)	$(34,009)	$(149,490)	$(72,363)
Denominator:
Weighted-average common shares outstanding, basic	160,406	146,120	159,017	145,066
Effect of dilutive securities:
Common stock issued to the NQDC	—	231	—	231
Weighted-average common shares outstanding, diluted	160,406	146,351	159,017	145,297
Net loss per common share, basic	$(0.51)	$(0.23)	$(0.94)	$(0.49)
Net loss per common share, diluted	$(0.51)	$(0.23)	$(0.94)	$(0.50)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of common shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	10,703	13,169	10,703	13,169
Common stock issuable under the 2017 Notes	1,554	2,238	1,554	2,238
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966	7,966	7,966
Unvested restricted stock units	1,553	914	1,441	1,053
Potentially issuable common stock for ESPP purchases	213	114	204	129
Common stock held by the NQDC	248	—	248	—
Total number of potentially issuable shares	22,237	24,401	22,116	24,555

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and together with the 2018 Notes, the Notes) was excluded from the diluted net loss per common share since they may be settled in cash or shares at the Company’s option and the Company’s current intention is to settle up to the principal amount of the converted notes in cash and any excess conversion value (conversion spread) in shares of the Company’s common stock. As a result, during the three and six months ended June 30, 2014 the 2018 Notes and the 2020 Notes had no effect on diluted net loss per share as the Company’s stock price did not exceed the conversion price of $94.15 per share for the Notes. Although the Company’s stock price exceeded the conversion price at June 30, 2015, the potential shares issuable under the Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method.

(8) INVESTMENTS

All investments were classified as available-for-sale at June 30, 2015 and December 31, 2014. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2015 and December 31, 2014 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at June 30, 2015
Certificates of deposit	$75,326	$1	$—	$75,327
Corporate debt securities	390,264	51	(868)	389,447
Commercial paper	77,262	—	—	77,262
U.S. government agency securities	208,296	121	(23)	208,394
Greek government-issued bonds	50	36	—	86
Total	$751,198	$209	$(891)	$750,516

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2014
Certificates of deposit	$72,302	$1	$—	$72,303
Corporate debt securities	95,478	—	(342)	95,136
Greek government-issued bonds	50	73	—	123
Total	$167,830	$74	$(342)	$167,562

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets that are collectively considered strategic investments. As of June 30, 2015, the fair value of the Company’s marketable equity securities was $30.1 million, which included an unrealized gain of $24.7 million. As of December 31, 2014, the fair value of the Company’s marketable equity securities was $30.8 million, which included an unrealized gain of $18.3 million. These investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	June 30,	December 31,
	2015	2014
Maturing in one year or less	$240,889	$69,706
Maturing after one year through five years	509,627	97,856
Total	$750,516	$167,562

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2015, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

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

The following table represents the changes in goodwill for the six months ended June 30, 2015:

Balance at December 31, 2014	$54,258
Addition of goodwill related to the acquisition of Prosensa	148,134
Balance at June 30, 2015	$202,392

(10) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2015	2014
Intangible assets:
Finite-lived intangible assets	$123,732	$123,365
Indefinite-lived intangible assets	847,238	74,430
Gross intangible assets:	970,970	197,795
Less: Accumulated amortization	(47,109)	(41,217)
Net carrying value	$923,861	$156,578

Indefinite-Lived Intangible Assets

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The increase in indefinite-lived intangible assets is attributed to the IPR&D assets acquired with Prosensa.

See Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the Company’s Intangible Assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(11) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2015	2014
Leasehold improvements	$40,980	$39,297
Building and improvements	353,341	335,991
Manufacturing and laboratory equipment	131,885	124,564
Computer hardware and software	102,707	97,032
Furniture and equipment	15,309	13,717
Land improvements	4,106	4,106
Land	29,358	29,358
Construction-in-progress	142,837	108,340
	820,523	752,405
Less: Accumulated depreciation	(252,472)	(228,889)
Total property, plant and equipment, net	$568,051	$523,516

Construction in-process primarily includes costs related to the Company’s significant in-process projects at its campus in San Rafael, California and manufacturing plant in Shanbally, Ireland.

Depreciation expense for the three and six months ended June 30, 2015 was $12.3 million and $23.7 million, respectively, of which $3.7 million and $7.3 million, respectively, was capitalized into inventory. Depreciation expense for the three and six months ended June 30, 2014 was $10.4 million and $20.0 million, respectively, of which $2.4 million and $5.3 million, respectively, was capitalized into inventory.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and six months ended June 30, 2015 and 2014 was insignificant.

(12) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$25,798	$22,488
Work-in-process	140,959	114,393
Finished goods	70,775	62,571
Total inventory	$237,532	$199,452

Other Current Assets consisted of the following:

	June 30,	December 31,
	2015	2014
Prepaid expenses	$36,167	$35,390
Short-term forward currency exchange contract assets	16,003	10,513
Promissory notes receivable, net	—	46,946
Restricted investments	7,158	2,354
Convertible promissory note conversion option	—	2,386
Other receivables	11,333	9,733
Other	6,897	4,513
Total other current assets	$77,558	$111,835

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Other Assets consisted of the following:

	June 30,	December 31,
	2015	2014
Deposits	$5,324	$12,021
Deferred debt offering costs	10,085	11,763
Strategic investments	30,093	30,811
Long-term forward foreign currency exchange contract assets	5,953	5,387
Other	6,829	6,338
Total other assets	$58,284	$66,320

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
Accounts payable	$26,135	$32,779
Accrued accounts payable	109,633	98,490
Accrued compensation expense	40,618	45,479
Accrued vacation expense	15,999	12,540
Accrued rebates payable	29,494	14,859
Accrued royalties payable	9,518	9,050
Value added taxes payable	6,358	5,479
Other accrued operating expenses	9,480	8,244
Other	9,095	4,924
Total accounts payable and accrued liabilities	$256,330	$231,844

(13) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2015	December 31, 2014
Convertible Notes due 2020, net of unamortized discount of $71,344 and $77,045, at June 30, 2015 and December 31, 2014, respectively	$326,194	$297,955
Convertible Notes due 2018, net of unamortized discount of $48,806 and $55,537, at June 30, 2015 and December 31, 2014, respectively	303,656	319,463
Convertible Notes due 2017	31,642	40,558
Total convertible debt, net of unamortized discount	$661,492	$657,976

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)	$593,993	$456,360
Convertible Notes due in 2018 (1)	578,805	442,448
Convertible Notes due in 2017 (1)	212,733	180,984
Total	$1,385,531	$1,079,792
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Interest expense on the Company’s convertible debt was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Coupon interest	$2,922	$2,454	$5,384	$4,862
Amortization of issuance costs	822	834	1,648	1,677
Accretion of debt discount	6,258	5,933	12,432	11,788
Total interest expense on convertible debt	$10,002	$9,221	$19,464	$18,327

During the six months ended June 30, 2015, the Company entered into separate agreements with three existing holders of its senior subordinated convertible notes due in 2017 (the 2017 Notes), pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holders totaling $0.2 million in the aggregate, of which $0.2 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2015.

During the three and six months ended June 30, 2014, the Company entered into two separate agreements with an existing holder of its 2017 Notes pursuant to which such holders converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling $0.7 million in the aggregate, of which $0.7 million was recognized in total as Debt Conversion Expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2014.

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

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below. See Note 15 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At June 30, 2015, the Company had 214 forward foreign currency exchange contracts outstanding to sell a total of 276.7 million Euros, 152 forward foreign currency exchange contracts outstanding to purchase 152.3 million Euros and one forward foreign currency exchange contract to sell 70.0 million Reais with expiration dates ranging from July 2015 through June 2018. These hedges were entered into in order to protect against the fluctuations in revenue and operating expenses associated with Euro-denominated cash flows. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues and operating expenses denominated in Euros related to changes in foreign currency exchange rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of SG&A expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At June 30, 2015, the Company had one outstanding forward foreign currency exchange contract to sell 42.0 million Euros and one outstanding forward foreign currency exchange contract to sell 4.1 million British Pounds, both of which were not designated as a hedge for accounting purposes and matured on July 31, 2015.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through June 2018. Over the next twelve months, the Company expects to reclassify $14.4 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2015		June 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$15,804	Accounts payable and accrued liabilities	$1,942
Forward foreign currency exchange contracts	Other assets	5,953	Other long- term liabilities	3,195
Total		$21,757		$5,137
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$199	Other long- term liabilities	$—
Total		199		—
Total value of derivative contracts		$21,956		$5,137

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,206	Accounts payable and accrued liabilities	$—
Forward foreign currency exchange contracts	Other assets	5,387	Other long- term liabilities	—
Total		$15,593		$—
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$307	Accounts payable and accrued liabilities	$12
Total		307		12
Total value of derivative contracts		$15,900		$12

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(2,711)	$1,752	$11,065	$3,148
Net gain (loss) reclassified from accumulated OCI into income (2)	5,158	(454)	9,897	(1,021)
Net loss recognized in net loss (3)	(281)	(199)	(140)	(321)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$(1,233)	$440	$6,566	$496
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue or SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

At June 30, 2015 and December 31, 2014, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $17.1 million and a gain of $15.9 million, respectively.

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

	Fair Value Measurements at June 30, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$305,519	$—	$—	$305,519
Money market instruments	—	135,145	—	135,145
Total cash and cash equivalents	305,519	135,145	—	440,664
Available-for-sale securities:
Short-term:
Certificates of deposit	—	64,576	—	64,576
Corporate debt securities	—	31,944	—	31,944
Commercial paper	—	77,262	—	77,262
U.S. government agency securities	—	67,107	—	67,107
Long-term:
Certificates of deposit	—	10,751	—	10,751
Corporate debt securities	—	357,503	—	357,503
U.S. government agency securities	—	141,287	—	141,287
Greek government-issued bonds	—	86	—	86
Total available-for-sale securities	—	750,516	—	750,516
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	425	—	425
Forward foreign currency exchange contract(1)	—	16,003	—	16,003
Restricted investments (2)	—	7,158	—	7,158
Total other current assets	—	23,586	—	23,586
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	6,048	—	6,048
Forward foreign currency exchange contract(1)	—	5,953	—	5,953
Strategic investment (4)	30,093	—	—	30,093
Total other assets	30,093	12,001	—	42,094
Total assets	$335,612	$921,248	$—	$1,256,860
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$3,763	$425	$—	$4,188
Forward foreign currency exchange contract (1)	—	1,942	—	1,942
Contingent acquisition consideration payable	—	—	91,374	91,374
Total current liabilities	3,763	2,367	91,374	97,504
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	30,195	6,048	—	36,243
Forward foreign currency exchange contract (1)	—	3,195	—	3,195
Contingent acquisition consideration payable	—	—	37,296	37,296
Total other long-term liabilities	30,195	9,243	37,296	76,734
Total liabilities	$33,958	$11,610	$128,670	$174,238

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2014
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$225,159	$—	$—	$225,159
Money market instruments	—	650,327	—	650,327
Total cash and cash equivalents	225,159	650,327	—	875,486
Available-for-sale securities:
Short-term:
Certificates of deposit	—	54,174	—	54,174
Corporate debt securities	—	15,532	—	15,532
Long-term:
Certificates of deposit	—	18,129	—	18,129
Corporate debt securities	—	79,604	—	79,604
Greek government-issued bonds	—	123	—	123
Total available-for-sale securities	—	167,562	—	167,562
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	514	—	514
Forward foreign currency exchange contract(1)	—	10,513	—	10,513
Restricted investments (2)	—	2,354	—	2,354
Embedded derivative (3)	—	—	2,386	2,386
Total other current assets	—	13,381	2,386	15,767
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	5,112	—	5,112
Restricted investments (2)	—	5,387	—	5,387
Strategic investment (4)	30,811	—	—	30,811
Total other assets	30,811	10,499	—	41,310
Total assets	$255,970	$841,769	$2,386	$1,100,125
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,790	$514	$—	$2,304
Forward foreign currency exchange contract(1)	—	12	—	12
Contingent acquisition consideration payable	—	—	3,895	3,895
Total current liabilities	1,790	526	3,895	6,211
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	18,453	5,112	—	23,565
Contingent acquisition consideration payable	—	—	38,767	38,767
Total other long-term liabilities	18,453	5,112	38,767	62,332
Total liabilities	$20,243	$5,638	$42,662	$68,543
(1)	See Note 14 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at June 30, 2015 and December 31, 2014 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.
(3)	The embedded derivative at December 31, 2014 represents the fair value of the conversion feature of a promissory note that may be settled in the issuer’s underlying shares.

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

There were no transfers between levels during the three and six months ended June 30, 2015.

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

Contingent acquisition consideration payable at December 31, 2014	$42,662
Addition of contingent consideration payable related to the Prosensa acquisition (CVR)	71,402
Changes in the fair value of the contingent acquisition consideration payable	14,606
Contingent acquisition consideration payable at June 30, 2015	$128,670

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

Asset retirement obligations at December 31, 2014	$3,765
Accretion expense	69
Additions	112
Asset retirement obligations at June 30, 2015	$3,946

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(16) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan), the ESPP, the 2014 Inducement Plan and the 2012 Inducement Plan. The 2012 Inducement Plan expired in May 2013 and the 2014 Inducement Plan expired in June 2015. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the Board), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, and as of June 30, 2015 the Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees, the executive employee group had history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan and 2014 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	39 – 44%	44 – 45%	39 – 45%	44 – 45%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.4 – 8.0 years	6.9 years	6.4 – 8.0 years	6.9 years
Risk-free interest rate	1.7 – 2.2%	2.1 – 2.2%	1.5 – 2.2%	2.1 – 2.3%

During the six months ended June 30, 2015, the Company granted 688,270 options with a weighted average fair value of $56.46 per option.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
	2015	2014
Expected volatility	36%	38%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	0.1 - 0.6%	0.1 - 0.4%

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2015, the Company granted 1,043,850 RSUs with a weighted average fair market value of $119.36 per share.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

During 2012 and 2011, pursuant to the approval of the Board, the Company granted 860,000 RSU awards with performance and market-based vesting conditions (the 2011/2012 Base RSUs) under the Share Incentive Plan and the 2012 Inducement Plan to certain executive officers. As of June 30, 2015, the 2011/2012 Base RSUs had a weighted-average grant date fair value of $34.66. The 2011/2012 Base RSUs will vest upon the achievement of specific performance goals (the Earned RSUs). The number of RSUs that will be awarded from the Earned RSUs will be calculated by multiplying the Earned RSUs by the Total Shareholder Return multiplier which could range from 75% to 125%.

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. During the fourth quarter of 2014, management concluded that the achievement of the 2015 revenue performance goal was probable and began recognizing compensation expense related to the RSUs allocated to the revenue performance goal. During 2013, management concluded that regulatory approval of Vimizim was probable and began recognizing compensation expense related to the performance 2011/2012 Base RSUs allocated to the Vimizim performance goal. The Company recognized compensation expense of $1.4 million and $3.0 million for these awards during the three and six months ended June 30, 2015, respectively. For the three and six month ended June 30, 2014, the Company recognized compensation expense related to these awards of $0.3 million and $0.9 million, respectively.

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

Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2015 Base RSUs was determined to be $108.36 per RSU, based on the fair value of the common stock underlying the 2015 Base RSUs on the grant date. Accordingly, because the Company’s management determined that attainment of the revenue target is probable, the Company recognized $0.6 million and $0.8 million of compensation expense related to these awards during the three and six months ended June 30, 2015, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$1,750	$1,640	$3,098	$2,726
R&D	12,464	6,894	22,394	14,009
SG&A	15,295	8,716	26,709	16,820
Total stock-based compensation expense	$29,509	$17,250	$52,201	$33,555

Stock-based compensation of $5.5 million and $3.9 million was capitalized into inventory, for the six months ended June 30, 2015 and 2014, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(17) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014.

	Amount Reclassified from AOCI Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statement of
Details about AOCI Components	2015	2014	2015	2014	Operations Classification
Gains (loss) on cash flow hedges:
Forward foreign currency exchange contracts	$4,509	$(710)	$9,248	$(1,597)	Net product revenues
Forward foreign currency exchange contracts	649	—	649	—	SG&A
Gain on sale of available-for-sale investment	3,022	—	3,022	—	Other income (expense)
	(1,093)	256	(1,093)	576	Provision for income taxes
	$7,087	$(454)	$11,826	$(1,021)	Net loss

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at March 31, 2015	$54,497	$(10,678)	$43,819
Foreign currency translation adjustment	7	—	7
Unrealized gain on available-for-sale securities:
Unrealized holding loss	(2,457)	890	(1,567)
Less: reclassification adjustment for gain realized in net loss	3,022	(1,093)	1,929
Net unrealized holding loss	(5,479)	1,983	(3,496)
Net unrealized holding gain on cash flow hedges:
Unrealized holding loss	(2,711)	—	(2,711)
Less: reclassification adjustment for gain realized in net loss	5,158	—	5,158
Net unrealized holding loss	(7,869)	—	(7,869)
Other comprehensive income	(13,341)	1,983	(11,358)
AOCI balance at June 30, 2015	$41,156	$(8,695)	$32,461

	Six Months Ended June 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2014	$33,984	$(6,518)	$27,466
Foreign currency translation adjustment	2	—	2
Unrealized gain on available-for-sale securities:
Unrealized holding gain	9,024	(3,270)	5,754
Less: reclassification adjustment for gain realized in net loss	3,022	(1,093)	1,929
Net unrealized holding gain	6,002	(2,177)	3,825
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	11,065	—	11,065
Less: reclassification adjustment for gain realized in net loss	9,897	—	9,897
Net unrealized holding gain	1,168	—	1,168
Other comprehensive income	7,172	(2,177)	4,995
AOCI balance at June 30, 2015	$41,156	$(8,695)	$32,461

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended June 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at March 31, 2014	$11,302	$(4,027)	$7,275
Foreign currency translation adjustment	(38)	—	(38)
Unrealized gain on available-for-sale securities:
Unrealized holding gain	2,196	(790)	1,406
Less: reclassification adjustment for gain realized in net loss	—	—	—
Net unrealized holding gain	2,196	(790)	1,406
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	2,740	(988)	1,752
Less: reclassification adjustment for loss realized in net loss	(710)	256	(454)
Net unrealized holding gain	2,030	(732)	1,298
Other comprehensive income	4,188	(1,522)	2,666
AOCI balance at June 30, 2014	$15,490	$(5,549)	$9,941

	Six Months Ended June 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2013	$7,756	$(2,738)	$5,018
Foreign currency translation adjustment	(33)	—	(33)
Unrealized gain on available-for-sale securities:
Unrealized holding gain	4,441	(1,612)	2,829
Less: reclassification adjustment for gain realized in net loss	—	—	—
Net unrealized holding gain	4,441	(1,612)	2,829
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	4,923	(1,775)	3,148
Less: reclassification adjustment for loss realized in net loss	(1,597)	576	(1,021)
Net unrealized holding gain	3,326	(1,199)	2,127
Other comprehensive income	7,734	(2,811)	4,923
AOCI balance at June 30, 2014	$15,490	$(5,549)	$9,941

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The table below summarizes consolidated net product revenue concentrations based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse which are sold directly by the Company and global sales of Aldurazyme which is marketed by Genzyme Corporation (Genzyme). Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net product revenue marketed by the Company
United States	35%	34%	35%	34%
Europe	17%	17%	19%	18%
Latin America	27%	22%	23%	19%
Rest of world	13%	14%	15%	17%
Total net product revenue marketed by the Company	92%	87%	92%	88%
Aldurazyme net product revenues marketed by Genzyme	8%	13%	8%	12%
Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s four largest customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	12%	14%	14%	15%
Customer B (1)	8%	13%	8%	13%
Customer C	20%	19%	16%	15%
Customer D	11%	10%	12%	11%
Total	51%	56%	50%	54%

(1)

Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

On a consolidated basis, the Company’s three largest customers accounted for 26%, 18% and 15% of the June 30, 2015 accounts receivable balance, respectively, compared to December 31, 2014 when the two largest customers accounted for 42% and 18% of the accounts receivable balance, respectively. As of June 30, 2015 and December 31, 2014, accounts receivable for the Company’s largest customer balance included $26.9 million and $34.5 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the EU. The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For each of the three and six months ended June 30, 2015, the Company’s net product revenues for these countries was 4%. Additionally, approximately 7% of the Company’s outstanding accounts receivable at June 30, 2015 related to such countries.

As of June 30, 2015, the Company’s accounts receivable in certain European countries, specifically Greece, Italy, Portugal, Spain and Russia, totaled approximately $12.8 million, of which $10.5 million is current.

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

(19) SEGMENT INFORMATION

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative biopharmaceuticals for serious diseases and medical conditions. All products are included in one segment because the majority of the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net product revenue by product:
Vimizim	$53,879	$14,276	$104,502	$15,152
Naglazyme	111,088	98,329	189,256	178,444
Kuvan	60,090	46,900	110,282	92,137
Aldurazyme	20,239	24,107	38,482	42,174
Firdapse	3,727	4,632	7,813	9,341
Total net product revenue	$249,023	$188,244	$450,335	$337,248

Net product revenue is based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme, whose headquarters are located in the U.S.

The following table summarizes total revenues from external customers and collaborative partners by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues by geographic region:
United States	$107,877	$90,436	$198,688	$162,341
Europe	43,578	32,667	84,974	63,065
Latin America	66,741	41,615	101,558	63,824
Rest of world	32,327	27,069	68,567	54,109
Total revenues	$250,523	$191,787	$453,787	$343,339

(20) COMMITMENTS AND CONTINGENCIES

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Paragraph IV Notices

As previously disclosed, the Company received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying the Company that DRL has filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, the Company received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying the Company that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the Orange Book.  Together with Merck & Cie (Merck), the Company filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for the Company’s patents relating to Kuvan, triggering the automatic 30 month stay on the approval of each ANDA. In response, DRL and Par have alleged, inter alia, that the asserted patents are not infringed and/or are invalid.  The Court has consolidated certain pre-trial proceedings in the two cases and has not yet set trial dates.

Contingent Payments

As of June 30, 2015, the Company is subject to contingent payments totaling approximately $727.9 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $160.0 million relates to Prosensa and $22.4 million relates to programs that are no longer being developed.

As of June 30, 2015, $128.7 million of the $727.9 million of contingent payments noted above is recorded on the Company’s Condensed Balances Sheets in contingent acquisition consideration payable, of which $91.4 million is expected to be paid in the next twelve months.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development and certain inventory related items. As of June 30, 2015, these commitments for the next five years were approximately $72.6 million. These amounts primarily relate to active pharmaceutical ingredients and represent minimum purchase requirements and post-marketing commitments related to the Company’s approved products.

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

Our product portfolio is comprised of five approved products and multiple clinical and pre-clinical product candidates. Our approved products are Vimizim (elosulfase alfa), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Business Highlights

During the first half of 2015, we continued to grow our commercial business and advance our product pipeline.  We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. Below is a summary of our recent key accomplishments:

•	We acquired Prosensa Holding N.V. (Prosensa) for a total purchase price of $751.5 million. See Note 5 to our accompanying Condensed Consolidated Financial Statements for additional discussion.
•

We announced the submission and acceptance of a United States (U.S) Food and Drug Administration (the FDA) New Drug Application (NDA) for drisapersen and the submission and acceptance of a Marketing Authorization Application (MAA) for drisapersen with the European Medicines Agency (EMA);

•

We reported total revenues of $250.5 million and $453.8 million for the three and six months ended June 30, 2015, respectively, as compared to $191.8 million and $343.3 million for the three and six months ended June 30, 2014, respectively.

•	We announced positive results of a Phase 2 proof-of-concept and dose finding study of vosoritide, formerly referred to as BMN 111, for the treatment of achondroplasia.
•

We announced that the ABRAZO Phase 2 study of our poly ADP-ribose polymerase (PARP) inhibitor, talazoparib, met the study’s protocol-specified threshold for documented tumor reduction (using the RECIST response rate criteria) in order to warrant expanding enrollment in the study from 70 to 140 patients.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

•

We submitted a clinical trial application (CTA) for a Phase 1/2 trial of BMN 270, an AAV VIII vector, a Factor VIII gene therapy drug development candidate, for the treatment of hemophilia A in the first quarter of 2015 and expect to initiate the study in the second half of 2015; and

•

We shared the interim data from nine patients in the cerliponase alfa trial who have been followed for at least 15 months.  Preliminary data suggest that treatment with cerliponase alfa may result in stabilization of CLN2 disease compared to the natural history based on a standardized measure of motor and language function.  We expect to release the top line results from this Phase 1/2 trial in the fourth quarter of 2015.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total net product revenues	$249.0	$188.2	$450.3	$337.2
Cost of sales	39.9	31.2	72.7	54.0
Research & Development (R&D) expense	157.9	107.7	300.0	193.9
Selling, general and administrative (SG&A) expense	101.5	68.1	194.3	128.2
Intangible asset amortization and contingent consideration expense	15.5	3.7	16.9	12.6
Net loss	(82.0)	(33.5)	(149.5)	(71.6)
Stock-based compensation expense	29.5	17.3	52.2	33.6

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Vimizim	$53.9	$14.3	$104.5	$15.2
Naglazyme	111.1	98.3	189.3	178.4
Kuvan	60.1	46.9	110.3	92.1
Aldurazyme	20.2	24.1	38.4	42.2
Firdapse	3.7	4.6	7.8	9.3
Total net product revenues	$249.0	$188.2	$450.3	$337.2

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash, cash equivalents, short-term investments and long-term investments totaled $1,191.2 million as of June 30, 2015, compared to $1,043.1 million as of December 31, 2014. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our January 2015 equity offering. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies and Estimates

In preparing our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

There have been no significant changes to our critical accounting policies and estimates during six months ended June 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2015 was $82.0 million, compared to a net loss of $33.5 million for the three months ended June 30, 2014. Our net loss for the six months ended June 30, 2015 was $149.5 million, compared to a net loss of $71.6 million for the six months ended June 30, 2014. The increase in net loss was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Total revenues	$250.5	$191.8	$58.7	$453.8	$343.3	$110.5
Cost of Sales	39.9	31.2	8.7	72.7	54.0	18.7
R&D	157.9	107.7	50.2	300.0	193.9	106.1
SG&A	101.5	68.1	33.4	194.3	128.2	66.1
Intangible asset amortization and contingent consideration	15.5	3.7	11.8	16.9	12.6	4.3
Other, net	(18.3)	(8.8)	(9.5)	(27.2)	(16.9)	(10.3)
Provision for (benefit from) income taxes	(0.6)	5.8	(6.4)	(7.8)	9.3	(17.1)
Net loss	$(82.0)	$(33.5)	$(48.5)	$(149.5)	$(71.6)	$(77.9)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues, Cost of Sales and Gross Profit

A summary of our various commercial products, including key metrics as of June 30, 2015, is provided below:

Commercial Products	Indication	Orphan Drug Exclusivity Expiration U.S.	Orphan Drug Exclusivity Expiration EU
Vimizim	MPS IV A (1)	2021	2024
Naglazyme	MPS VI (2)	Expired	September 2015
Kuvan	PKU (3)	Expired	NA (4)
Aldurazyme (5)	MPS I (6)	Expired	Expired
Firdapse	LEMS (7)	NA (8)	2019
(1)	Mucopolysaccharidosis IV Type A, or MPS IVA
(2)	Mucopolysaccharidosis VI, or MPS VI
(3)	Phenylketonuria, or PKU
(4)	Merck Serono S.A. markets Kuvan in the EU.
(5)	The Aldurazyme total product revenue noted above is the total product revenue recognized by us in accordance with the terms of our agreement with Genzyme Corporation.
(6)	Mucopolysaccharidosis I, or MPS I
(7)	Lambert Eaton Myasthenic Syndrome, or LEMS
(8)	Firdapse has not received marketing approval in the U.S. and we have licensed the North American rights to develop and market Firdapse to a third party.

Net product revenues by product were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Vimizim	$53.9	$14.3	$39.6	$104.5	$15.2	$89.3
Naglazyme	111.1	98.3	12.8	189.3	178.4	10.9
Kuvan	60.1	46.9	13.2	110.3	92.1	18.2
Aldurazyme	20.2	24.1	(3.9)	38.4	42.2	(3.8)
Firdapse	3.7	4.6	(0.9)	7.8	9.3	(1.5)
Total net product revenues	$249.0	$188.2	$60.8	$450.3	$337.2	$113.1

Net product revenues attributed to our collaboration with Genzyme Corporation (Genzyme) were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Aldurazyme revenue reported by Genzyme	$56.5	$62.3	$(5.8)	$109.9	$118.2	$(8.3)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Royalties earned from Genzyme	$23.5	$24.4	$(0.9)	$45.8	$46.3	$(0.5)
Incremental (previously recognized) Aldurazyme product transfer revenue	(3.3)	(0.3)	(3.0)	(7.4)	(4.1)	(3.3)
Total Aldurazyme net product revenues	$20.2	$24.1	$(3.9)	$38.4	$42.2	$(3.8)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The FDA and the European Medicines Agency (the EMA) granted marketing approval for Vimizim in February 2014 and April 2014, respectively, and Vimizim subsequently received marketing approval in other countries. We began marketing Vimizim immediately following approval in each of these markets. Net product revenues for Vimizim for the three and six months ended June 30, 2015 totaled $53.9 million and $104.5 million, respectively, compared to $14.3 million and $15.2 million for the three and six months ended June 30, 2014, respectively. Vimizim net product revenues earned from customers based outside the U.S. during the three and six months ended June 30, 2015 totaled $34.4 million and $69.0 million, respectively, compared to $4.9 million and $5.3 million during the three and six months ended June 30, 2014, respectively. The increase in Vimizim net product revenues for the three and six months ended June 30, 2015 was attributed to new patients initiating therapy. The impact of foreign currency exchange rates on Vimizim sales denominated in currencies other than the U.S. dollar was negative by $3.5 million and $7.4 million for the three and six months ended June 30, 2015, respectively. Vimizim gross margins were 84% and 85% for the three and six months ended June 30, 2015, respectively, compared to gross margins of 90% for each of the three and six months ended June 30, 2014. In future periods, we do not expect Vimizim gross margins to fluctuate significantly.

Net product revenues for Naglazyme for the three and six months ended June 30, 2015 totaled $111.1 million and $189.3 million, respectively, compared to $98.3 million and $178.4 million for the three and six months ended June 30, 2014, respectively. Naglazyme net product revenues earned from customers based outside the U.S. totaled $100.6 million and $169.1 million for the three and six months ended June 30, 2015, respectively, compared to $88.0 million and $158.7 million for the three and six months ended June 30, 2014, respectively. The increase in Naglazyme net product revenues was attributed to new patients initiating therapy and significant purchases from certain government entities. The increase in Naglazyme net product revenues for the three and six months ended June 30, 2015 was offset by the impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than the U.S. dollar which was negative by $3.9 million and $6.9 million for the three and six months ended June 30, 2015 compared to a positive impact of $0.8 million and $1.0 million for the three and six months ended June 30, 2014, respectively. Naglazyme gross margins were 85% for each of the three and six months ended June 30, 2015, compared to 86% for each of the three and six months ended June 30 2014. Naglazyme gross margins are not expected to fluctuate significantly in the future.

Net product revenue for Kuvan for the three and six months ended June 30, 2015 totaled $60.1 million and $110.3 million, respectively, compared to $46.9 million and $92.1 million for the three and six months ended June 30, 2014, respectively. The increase in Kuvan net product revenues was attributed to new patients initiating therapy. Kuvan gross margins were 85% and 84% for the three and six months ended June 30, 2015, respectively, compared to 85% for each of the three and six months ended June 30, 2014. Cost of goods sold for each of the three and six months ended June 30, 2015 and 2014 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins are not expected to fluctuate significantly in the future. The royalties earned from Merck Serono’s net sales of Kuvan for each of the three and six months ended June 30, 2015 were $0.6 million and $1.1 million, respectively compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively.

We own several patents that cover Kuvan and have listed those patents in conjunction with that product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The Drug Price Completion and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, permits the FDA to approve abbreviated new drug applications (ANDA), for the generic versions of branded drugs. The Hatch-Waxman Act requires an ANDA applicant seeking FDA approval of the applicant’s proposed generic product prior to the expiration of our Orange Book-listed patents to notify us of the application. Upon receipt of such a notice (a paragraph IV notice), the Hatch-Waxman Act allows us, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after our patents expire. If we commence a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay, during which time the FDA cannot finally approve the application for the generic version of our drug. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA’s review of the ANDA may be completed. The discovery, trial and appeals process in such a lawsuit is costly, time consuming, and may result in generic competition if the ANDA applicant prevails. We have also received New Patient Population exclusivity for Kuvan (sapropterin dihydrochloride) that expires in October 2017, including pediatric exclusivity. Thus, depending on the label of a generic product, generic versions of Kuvan may be prohibited until October 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

As previously disclosed, we have received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Additionally, we have received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Together with Merck & Cie (Merck), we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA. In response, DRL and Par have alleged, inter alia, that the asserted patents are not infringed and/or are invalid.  The Court has consolidated certain pre-trial proceedings in the two cases and has not yet set trial dates.

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

Net product revenue for Aldurazyme for the three and six months ended June 30, 2015 totaled $20.2 million and $38.4 million, respectively, compared to $24.1 million and $42.2 million for the three and six months ended June 30, 2014, respectively. The decrease in Aldurazyme net product revenues was primarily attributed to a decrease in Genzyme reported Aldurazyme sales. Aldurazyme gross margins were 77% and 78% for the three and six months ended June 30, 2015, respectively, compared to 66% and 73% for the three and six months ended June 30, 2014, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Net product revenue for Firdapse for the three and six months ended June 30, 2015 totaled $3.7 million and $7.8 million, respectively, compared to $4.6 million and $9.3 million for the three and six months ended June 30, 2014, respectively. The decrease in Firdapse net product revenues was attributed to the negative impact of foreign exchange rates for the Euro. Firdapse gross margins for each of the three and six months ended June 30, 2015 were 78%, compared to 76% and 75% for the three and six months ended June 30, 2014, respectively. Cost of goods sold for the each of the three and six months ended June 30, 2015 and 2014 reflect royalties paid to third-parties of approximately 8%. Firdapse gross margins are expected to increase over the next twelve months due to higher production yields and normalize in the mid-eighties.

Cost of Sales

Total cost of sales for the three and six months ended June 30, 2015 were $39.9 million and $72.7 million, respectively, compared to $31.2 million and $54.0 million for the three and six months ended June 30, 2014, respectively. The increase in cost of sales was primarily attributed to the increase in product sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Research and Development

A summary of our various major development programs, including key metrics as of June 30, 2015, is provided below:

Products in Development	Target Indication	Orphan Designation US	Orphan Designation EU	Stage
Drisapersen	DMD (1)	Yes	Yes	Clinical Phase 3
Talazoparib(2)	BRCA breast cancer	No	No	Clinical Phase 3
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3
Reveglucosidase alfa	Pompe (3)	Yes	Yes	Clinical Phase 2/3
BMN 044 (PRO 044)	DMD (1)	Yes	Yes	Clinical Phase 2
BMN 045 (PRO 045)	DMD (1)	Yes	Yes	Clinical Phase 2
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 2
BMN 053 (PRO 053)	DMD (1)	Yes	Yes	Clinical Phase 1/2
Cerliponase alfa	CLN2 (4)	Yes	Yes	Clinical Phase 1/2
(1)	Duchenne muscular dystrophy, or DMD, acquired from Prosensa in January 2015
(2)	Talazoparib is an orally available poly (ADP-ribose) polymerase, or PARP inhibitor for the treatment of patients with certain cancers.
(3)	Pompe disease, a glycogen storage disorder
(4)	CLN2, or late infantile neuronal ceroid lipofuscinosis, is a lysosomal storage disorder primarily affecting the brain.

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

R&D expense increased to $157.9 million for the three months ended June 30, 2015, from $107.7 million for the three months ended June 30, 2014. R&D expense increased to $300.0 million for the six months ended June 30, 2015 from $193.9 million for the six months ended June 30, 2014. The increase in R&D expense was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Vimizim	$11.7	$16.5	$(4.8)	$24.2	$34.5	$(10.3)
Talazoparib	19.7	11.7	8.0	38.0	16.7	21.3
Reveglucosidase alfa	13.6	13.5	0.1	30.2	24.3	5.9
Vosoritide	9.9	4.7	5.2	18.6	9.0	9.6
Cerliponase alfa	9.9	9.0	0.9	19.1	14.1	5.0
Pegvaliase	17.0	16.9	0.1	33.7	32.9	0.8
Drisapersen	10.2	—	10.2	16.6	—	16.6
Mature approved products	8.1	7.8	0.3	16.2	14.9	1.3
Early development stage programs	16.9	8.8	8.1	28.7	16.5	12.2
Not allocated to specific major current projects	40.9	18.8	22.1	74.7	31.0	43.7
Total	$157.9	$107.7	$50.2	$300.0	$193.9	$106.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The increase in talazoparib, reveglucosidase alfa, vosoritide and cerliponase alfa development expense was attributed to increased clinical trial activities related to these product candidates. The development expenses for drisapersen relate to clinical and regulatory activities for the product candidate that was acquired with Prosensa in January 2015. The increase in development expense on early development stage programs was primarily attributed to the pre-clinical activity related to BMN 270 and BMN 250 and development costs related to the programs acquired from Zacharon Pharmaceuticals, Inc. (Zacharon). The increase in non-allocated R&D expense was primarily attributed to an increase in R&D personnel costs and facility costs that are not allocated to specific programs. The increase in R&D personnel costs was attributed to an increase in the number of R&D employees and increased stock-based compensation due to the increase in the number of equity awards outstanding and the weighted-average fair value of the equity awards granted in 2015.  The increase in facility costs was primarily attributed to non-capitalizable start-up costs for our Shanbally manufacturing facility in preparation for future manufacturing campaigns. Non-allocated R&D expense for the six months ended June 30, 2014, included a $6.1 million gain on early lease termination of our San Rafael Corporate Center (SRCC) lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC. There was no similar gain during the six months ended June 30, 2015.

During the remainder of 2015, we expect our R&D spending to increase over 2014 levels due to our drisapersen, pegvaliase, talazoparib, reveglucosidase alfa, vosoritide and cerliponase alfa programs progressing in their development. Phase 3 clinical trials for pegvaliase and talazoparib were initiated in the second and fourth quarters of 2013, respectively, and we initiated a Phase 3 trial of reveglucosidase alfa in the second quarter of 2014. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs including, BMN 270, BMN 250 and programs acquired from Zacharon. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A expense increased to $101.5 million for the three months ended June 30, 2015, from $68.1 million for the three months ended June 30, 2014. SG&A expense increased to $194.3 million for the six months ended June 30, 2015, from $128.2 million for the six months ended June 30, 2014. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing expense (S&M)	$51.1	$35.3	$15.8	$92.8	$66.3	$26.5
General and administrative expense (G&A)	50.4	32.8	17.6	101.5	61.9	39.6
Total SG&A expense	$101.5	$68.1	$33.4	$194.3	$128.2	$66.1

	Three Months Ended June 30,			Six Months Ended June 30,
S&M expense by product	2015	2014	Change	2015	2014	Change
Vimizim	$14.3	$9.4	$4.9	$27.6	$18.3	$9.3
Naglazyme	12.9	14.0	(1.1)	23.5	25.2	(1.7)
Kuvan	10.2	8.1	2.1	20.2	16.3	3.9
Other and not allocated	13.7	3.8	9.9	21.5	6.5	15.0
Total S&M expense	$51.1	$35.3	$15.8	$92.8	$66.3	$26.5

We received regulatory approval to market Vimizim in the U.S. and the EU during 2014 and subsequently in other countries. The increase in Vimizim S&M expense is consistent with the timing of these approvals and its continued world-wide commercial launch. We continue to incur S&M expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. Other S&M expense primarily consists of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. The increase in other S&M expense was driven by an increase in the number of commercial employees and pre-commercialization expense for drisapersen, talazoparib, and vosoritide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

General and administrative expenses (G&A) primarily consists of corporate support and other administrative expenses, which increased primarily due to increased employee-related expenses as a result of an increase in the number of administrative employees, increased stock based compensation due to the increase in the number of equity awards outstanding and the weighted-average fair value of the equity awards granted in 2015, transaction costs related to the acquisition of Prosensa, consulting fees, and information technology expenses. Corporate support and administrative expenses for the six months ended June 30, 2014, included a $2.7 million gain on early lease termination of our SRCC lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC, which is where our corporate headquarters are located. There was no similar gain during the six months ended June 30, 2015.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Changes in the fair value of contingent acquisition consideration payable	$14.3	$2.7	$11.6	$14.6	$10.8	$3.8
Amortization of intangible assets	1.2	1.0	0.2	2.3	1.8	0.5
Total intangible asset amortization and contingent consideration	$15.5	$3.7	$11.8	$16.9	$12.6	$4.3

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations. During the three and six months ended June 30, 2015, the majority of the increase was attributed to development progress of drisapersen for which the contingent consideration expense was $16.0 million.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.0 million and $1.7 million for the three and six months ended June 30, 2015, compared to $1.7 million and $2.9 million for the three and six months ended June 30, 2014. We do not expect future interest income to fluctuate significantly over the next twelve months.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Coupon interest	$2.9	$2.5	$0.4	$5.4	$4.8	$0.6
Amortization of issuance costs	0.8	0.8	—	1.6	1.7	(0.1)
Accretion of discount on convertible notes	6.3	5.9	0.4	12.5	11.8	0.7
Total interest expense	$10.0	$9.2	$0.8	$19.5	$18.3	$1.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest expense was primarily comprised of amounts related to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt. We do not expect future interest expense to fluctuate significantly over the next twelve months. See Note 13 to the accompanying Condensed Consolidated Financial Statements for additional information regarding our Convertible Debt.

During the six months ended June 30, 2015, we recognized Debt Conversion Expense of $0.2 million in connection with the early conversion of $8.1 million in aggregate principal amount of our senior subordinated convertible notes due in 2017 (the 2017 Notes). During the six months ended June 30, 2014, we recognized Debt Conversion expense of $0.7 million in connection with the early conversion of $16.5 million in aggregate principal amount of the 2017 Notes.

Other Income (Expense)

During the second quarter of 2015 we recorded write-offs of $12.8 million for investments and advances related to a supplier of one of our multi-sourced materials due to a deterioration in their financial condition during the quarter.

Provision for (Benefit from) Income Taxes

For the three and six months ended June 30, 2015 we recognized a benefit from income taxes of $0.6 million and $7.8 million, respectively, compared to the three and six months ended June 30, 2014 when we recognized income tax expense of $5.8 million and $9.3 million, respectively. The provision for (benefit from) income taxes for the three and six months ended June 30, 2015 and 2014 consisted of state, federal and foreign current tax expense which was offset by deferred tax benefits from federal orphan drug credits and California R&D credits. During the three and six months ended June 30, 2015, increased R&D expense attributed to an increase in expenses that qualified for the federal orphan drug and California R&D credits as compared to the three and six months ended June 30, 2014. The provisions for the three and six months ended June 30, 2015 and 2014 were further reduced by the tax benefit related to stock option exercises during these periods. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion of the components of our provision for (benefit from) income taxes.

Financial Position, Liquidity and Capital Resources

We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans or collaborative agreements with corporate partners, each to the extent necessary. This expectation could change depending on how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our January 2015 equity offering.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of June 30, 2015, $184.1 million of our $1,191.2 million balance of cash, cash equivalents and marketable securities was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Some of the factors that could affect our business include: future changes to healthcare reform in the U.S., a continuation of uncertainty with respect to, or worsening of global economic conditions, patent expirations of competitive products and the launch of generic competitors, continued government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate these risks to our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our financial condition as of June 30, 2015 and December 31, 2014 was as follows (in millions):

	June 30,	December 31,
	2015	2014	Change
Cash and cash equivalents	$440.7	$875.5	$(434.8)
Short-term investments	240.9	69.7	171.2
Long-term investments	509.6	97.9	411.7
Cash, cash equivalents and investments	$1,191.2	$1,043.1	$148.1

Current assets	$1,213.9	$1,432.2	$(218.3)
Current liabilities	347.7	235.7	112.0
Working capital	$866.2	$1,196.5	$(330.3)

Convertible debt	$661.5	$658.0	$3.5

Our cash flows for each of the six months ended June 30, 2015 and 2014 are summarized as follows (in millions):

	2015	2014	Change
Cash and cash equivalents at the beginning of the period	$875.5	$568.8	$306.7
Net cash used in operating activities	(150.8)	(38.0)	(112.8)
Net cash used in investing activities	(1,196.1)	(78.9)	(1,117.2)
Net cash provided by financing activities	912.4	133.8	778.6
Foreign exchange impact	(0.3)	(1.0)	0.7
Cash and cash equivalents at the end of the period	$440.7	$584.7	$(144.0)
Short-term and long-term investments	750.5	496.1	254.4
Cash, cash equivalents and investments	$1,191.2	$1,080.8	$110.4

Working Capital

Working capital decreased by $330.3 million, from $1,196.5 million at December 31, 2014 to $866.2 million at June 30, 2015. The decrease in working capital was attributed to the following (in millions):

Working capital at December 31, 2014	$1,196.5
Decreased cash, cash equivalents and short-term investments	(263.6)
Increased accounts receivable, net	41.6
Increased inventory	38.1
Increased current liabilities	(112.1)
Decreased other current assets	(34.3)
Working capital at June 30, 2015	$866.2

The decrease in cash, cash equivalents and short-term investments was primarily attributed to $538.4 million net cash used to acquire Prosensa, $151.8 million of cash used to fund operating activities, $79.3 million net cash invested in property, plant and equipment and the net purchase of $411.7 million of long-term investments, partially offset by net proceeds of $888.3 million from our January 2015 public offering of common stock and $25.7 million of net proceeds from employee stock option exercises and employee stock purchase plan (ESPP) contributions. The increase in accounts receivable was attributed to increased revenues and the timing of net product revenues and cash receipts from customers. The increase in inventory was primarily attributed to building of inventories for all commercial products to meet anticipated future sales demand. The increase in current liabilities is primarily attributed to an $87.5 million increase in short-term contingent acquisition consideration payable to the former Prosensa stockholders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our product sales to government-owned or government-funded customers in certain countries, including Russia, Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authority. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of June 30, 2015, approximately 7% of our outstanding accounts receivable relate to such countries. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $150.8 million, compared to cash used in operating activities of $38.0 million for the six months ended June 30, 2014. The increase in cash used in operating activities was primarily attributed to the $77.9 million increase in our net loss, an increase in the comparative growth in outstanding accounts receivable balances driven by an increase in sales and an $8.0 million increase in inventory purchases. The increase in our net loss was primarily attributed to increased R&D expense related to increased clinical trial activities for our product candidates: talazoparib, reveglucosidase alfa, cerliponase alfa and drisapersen and increased sales and marketing expense related to the commercial launch of Vimizim in the U.S. and the EU.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 and 2014 was $1,196.1 million and $78.9 million, respectively. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility construction and improvements. The increase in net cash used by investing activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily comprised of a $538.4 million increase due to the Prosensa acquisition, net of cash acquired, a $15.2 million increase in capital expenditures and an increase of $561.8 million in net purchases of investments. During the remainder of 2015, we expect to make significant capital investments in our Shanbally, Ireland manufacturing facility to enable future commercial manufacturing of our products at the facility and our corporate headquarters at SRCC to accommodate additional laboratory space requirements and anticipated headcount growth.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $912.4 million, compared to net cash provided by financing activities of $133.8 million for the six months ended June 30, 2014. Historically, our financing activities primarily included proceeds from the sale of our convertible debt, common stock and employee stock purchases under the ESPP and employee stock option exercises, offset by payments related to our contingent acquisition obligations and convertible debt obligations. The increase in net cash provided by financing activities for the six months ended June 30, 2015 was primarily attributed to a $770.8 million increase in net proceeds from our January 2015 equity offering compared to the March 2014 equity offering and increased proceeds from employee stock option exercises and ESPP contributions of $17.3 million.

Other Information

On January 15, 2015, we closed the initial offering period related to our offer to purchase all of the ordinary shares (Prosensa Shares) of Prosensa Holding N.V. (Prosensa), a public limited liability company organized under the laws of the Netherlands, purchasing 93.4% of the Prosensa Shares and immediately launched a subsequent offering period that expired on January 29, 2015. As of the expiration of the subsequent offering period, we paid approximately $620.7 million for approximately 35 million Prosensa Shares, representing approximately 96.8% of all the outstanding Prosensa Shares. Additionally, we paid approximately $38.6 million for the options that vested pursuant to the definitive purchase agreement.  On February 12, 2015, we completed an asset transfer and we paid $20.8 million to the remaining Prosensa shareholders. Effective February 12, 2015, Prosensa has been dissolved and is in liquidation under Dutch law.

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

Our $781.9 million (undiscounted) of total convertible debt as of June 30, 2015 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses in the period since inception of our major programs were as follows (in millions):

Since Program
Inception
Vimizim	$381.6
Talazoparib	154.4
Reveglucosidase alfa	178.5
Vosoritide	88.0
Cerliponase alfa	90.2
Pegvaliase	271.9
Drisapersen	16.6
Mature approved products	419.5
Not allocated to specific major current projects	Not meaningful

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our future capital requirements will depend on many factors, including, but not limited to:

•	product sales and profitability of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	manufacturing, supply or distribution of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	progress of our integration of Prosensa;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	results relating to our lawsuit against DRL and Par to protect our patents relating to Kuvan;
•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•	actual or anticipated fluctuations in our operating results; and
•	changes in company assessments or financial estimates by securities analysts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

 Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations for non-cancelable purchase commitments as of June 30, 2015 are presented in the table below (in millions).

	Payments Due within
				More
	1 Year	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2017 Notes and related interest	$0.3	$32.5	$—	$—	$32.8
2018 Notes and related interest	1.4	5.6	377.8	—	384.8
2020 Notes and related interest	2.8	11.2	11.2	380.6	405.8
Operating leases	4.0	14.3	2.3	0.1	20.7
R&D and purchase commitments	45.6	24.8	2.2	—	72.6
Total	$54.1	$88.4	$393.5	$380.7	$916.7

We are also subject to contingent payments totaling approximately $727.9 million as of June 30, 2015 which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $160.0 million relates to the acquisition of Prosensa and $22.4 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2015 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

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

Paragraph IV Notices

As previously disclosed, we have received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the U.S. Food and Drug Administration’s (the FDA) Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, we have received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book.  Together with Merck & Cie (Merck), we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA. In response, DRL and Par have alleged, inter alia, that the asserted patents are not infringed and/or are invalid.  The Court has consolidated certain pre-trial proceedings in the two cases and has not yet set trial dates.

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

As of June 30, 2015, we had cash, cash equivalents and short and long-term investments totaling $1,191.2 million and long-term debt obligations of $781.9 million (undiscounted). In January 2015, we paid $620.7 million for approximately 35 million Prosensa Shares, representing approximately 96.8% of all outstanding Prosensa Shares, and $38.6 million for the options that vested pursuant to the definitive purchase agreement. In February 2015, we completed the Prosensa asset transfer and paid $20.8 million to the remaining Prosensa shareholders. We (through our indirect wholly-owned subsidiaries) funded the acquisition with our available cash balances. We expect to pay up to $160.0 million if certain development milestones are attained. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due 2018 and 1.50% senior subordinated convertible notes due in 2020 (collectively, the Notes) but also the ongoing interest due on the Notes during their term. In March 2014, we completed an offering of 1,500,000 shares of our common stock at a price of $78.45 per share and received net proceeds of $117.5 million. In January 2015, we completed an offering of 9,775,000 shares of our common stock at a price of $93.25 per share and received net proceeds of approximately $888.3 million.  We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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
•

our possible achievement of milestones identified in our purchase agreements with the former stockholders of LEAD Therapeutics, Inc., ZyStor, Huxley Pharmaceuticals, Inc., and Zacharon Pharmaceuticals Inc. and under the CVRs issued in connection with the acquisition of Prosensa that trigger related milestone payments;

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

Although we have entered into contractual relationships with third-party manufacturers to produce the active ingredient in Kuvan and Firdapse, if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. We have contracts for the production of final product for Kuvan and Firdapse. We also rely on third-parties for portions of the manufacture of Naglazyme, Aldurazyme and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

We make a significant portion of our international sales of Naglazyme and Vimizim through special access or “named patient” programs, which do not require full product approval. The specifics of the programs vary from country to country. Generally, special approval must be obtained for each patient. The approval normally requires an application or a lawsuit accompanied by evidence of medical need. Generally, the approvals for each patient must be renewed from time to time.

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

A significant portion of the sales of Aldurazyme, Naglazyme and Vimizim, and all of the sales of Firdapse are generated from countries other than the U.S. Additionally, we have operations in several European countries, Brazil, other Latin American countries, Turkey and other Asian countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as talazoparib, reveglucosidase alfa, vosoritide (formerly referred to as BMN 111) and BMN 270, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:

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

As previously disclosed, we have received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Additionally, we have received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Together with Merck & Cie (Merck), we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA. In response, DRL and Par have alleged, inter alia, that the asserted patents are not infringed and/or are invalid.  The Court has consolidated certain pre-trial proceedings in the two cases and has not yet set trial dates.

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

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We currently maintain insurance against product liability lawsuits for the commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse, or our clinical trials for pegvaliase, reveglucosidase alfa, talazoparib, vosoritide, cerliponase alfa or BMN 270 for which our insurance coverage may not be adequate and we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

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

For each of the three and six months ended June 30, 2015 4% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 7% of our total accounts receivable as of June 30, 2015 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	manufacturing, supply or distribution of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	progress of our integration of Prosensa;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	results relating to our lawsuit against DRL and Par to protect our patents relating to Kuvan;
•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•	actual or anticipated fluctuations in our operating results; and
•	changes in company assessments or financial estimates by securities analysts.

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

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 15, 2015 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1†

BioMarin Pharmaceutical Inc. Amended and Restated 2006 Share Incentive Plan, as adopted on May 2, 2006 and as amended and restated on April 16, 2015, previously filed with the SEC on June 15, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2†

Form of Amended and Restated Employment Agreement for the Company’s Named Executive Officers (other than the Company’s Chief Executive Officer)  previously filed with the SEC on June 15, 2015 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 5, 2015	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

3.1

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 15, 2015 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.1†

BioMarin Pharmaceutical Inc. Amended and Restated 2006 Share Incentive Plan, as adopted on May 2, 2006 and as amended and restated on April 16, 2015, previously filed with the SEC on June 15, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

10.2†

Form of Amended and Restated Employment Agreement for the Company’s Named Executive Officers (other than the Company’s Chief Executive Officer)  previously filed with the SEC on June 15, 2015 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.