Form 10-Q
period 2015-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2015-11-02
CIK 1048477

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,251,715 shares of common stock, par value $0.001, outstanding as of October 23, 2015.

BIOMARIN PHARMACEUTICAL INC.

KysdrisaTM is our trademark. BioMarin®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(In thousands of U.S. dollars, except share amounts)

	September 30,	December 31,
	2015	2014(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$376,346	$875,486
Short-term investments	241,984	69,706
Accounts receivable, net (allowance for doubtful accounts: $80 and $490, at September 30, 2015 and December 31, 2014, respectively)	148,949	144,472
Inventory	262,100	199,452
Current deferred tax assets	30,880	31,203
Other current assets	115,330	111,835
Total current assets	1,175,589	1,432,154
Noncurrent assets:
Long-term investments	514,381	97,856
Property, plant and equipment, net	604,513	523,516
Intangible assets, net	920,943	156,578
Goodwill	202,392	54,258
Long-term deferred tax assets	146,245	159,771
Other assets	60,790	66,320
Total assets	$3,624,853	$2,490,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$296,200	$231,844
Short-term contingent acquisition consideration payable	94,291	3,895
Total current liabilities	390,491	235,739
Noncurrent liabilities:
Long-term convertible debt	667,793	657,976
Long-term contingent acquisition consideration payable	34,874	38,767
Long-term deferred tax liabilities	193,202	—
Other long-term liabilities	45,853	30,077
Total liabilities	1,332,213	962,559
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2015 and December 31, 2014: 161,226,410 and 149,093,647 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	162	149
Additional paid-in capital	3,371,377	2,359,744
Company common stock held by Nonqualified Deferred Compensation Plan	(13,897)	(9,695)
Accumulated other comprehensive income	25,184	27,466
Accumulated deficit	(1,090,186)	(849,770)
Total stockholders’ equity	2,292,640	1,527,894
Total liabilities and stockholders’ equity	$3,624,853	$2,490,453
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months Ended September 30, 2015 and 2014

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Net product revenues	$207,767	$173,416	$658,102	$510,664
Collaborative agreement revenues	131	353	849	1,274
Royalty, license and other revenues	1,006	2,780	3,008	7,278
Total revenues	208,904	176,549	661,959	519,216
OPERATING EXPENSES:
Cost of sales	36,719	29,920	109,410	83,946
Research and development	158,713	125,686	458,688	319,476
Selling, general and administrative	94,044	74,604	288,364	202,388
Intangible asset amortization and contingent consideration	1,301	2,636	17,518	15,041
Gain on sale of intangible asset	—	(67,500)	—	(67,500)
Total operating expenses	290,777	165,346	873,980	553,351
INCOME (LOSS) FROM OPERATIONS	(81,873)	11,203	(212,021)	(34,135)
Equity in the loss of BioMarin/Genzyme LLC	(186)	(225)	(539)	(1,102)
Interest income	1,344	1,435	3,050	4,293
Interest expense	(9,447)	(9,118)	(28,911)	(27,445)
Debt conversion expense	—	—	(163)	(674)
Other expense	(281)	(74)	(9,105)	(68)
INCOME (LOSS) BEFORE INCOME TAXES	(90,443)	3,221	(247,689)	(59,131)
Provision for (benefit from) income taxes	483	(4,224)	(7,273)	5,041
NET INCOME (LOSS)	$(90,926)	$7,445	$(240,416)	$(64,172)
NET INCOME (LOSS) PER SHARE, BASIC	$(0.57)	$0.05	$(1.51)	$(0.44)
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.60)	$0.05	$(1.51)	$(0.44)
Weighted average common shares outstanding, basic	160,886	147,016	159,647	145,724
Weighted average common shares outstanding, diluted	161,134	159,304	159,647	145,724

COMPREHENSIVE INCOME (LOSS)	$(98,203)	$16,693	$(242,698)	$(50,001)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,416)	$(64,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,306	39,905
Non-cash interest expense	21,243	20,305
Accretion of discount on investments	1,616	5,748
Stock-based compensation	84,465	55,251
Gain on sale of intangible asset	—	(67,500)
Gain on termination of lease	—	(8,893)
Gain on sale of equity investment	(3,022)	—
Impairment of assets	12,802	—
Deferred income taxes	14,629	(12,373)
Excess tax benefit from stock option exercises	(463)	(205)
Unrealized foreign exchange (gain) loss on forward contracts	(16,491)	2,354
Non-cash changes in the fair value of contingent acquisition consideration payable	15,101	11,202
Other	1,059	2,136
Changes in operating assets and liabilities:
Accounts receivable, net	146	(3,482)
Inventory	(61,980)	(41,114)
Other current assets	(27,970)	(9,783)
Other assets	(1,391)	(6,708)
Accounts payable and accrued liabilities	924	30,930
Other long-term liabilities	790	(116)
Net cash used in operating activities	(153,652)	(46,515)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(123,844)	(89,295)
Funds held in escrow for the purchase of real property	(12,500)	—
Maturities and sales of investments	261,786	207,476
Purchase of available-for-sale investments	(842,873)	(448,938)
Proceeds from sale of intangible asset	—	67,500
Purchase of promissory note	(3,326)	—
Business acquisitions, net of cash acquired	(538,392)	—
Other	—	(3,100)
Net cash used in investing activities	(1,259,149)	(266,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and Employee Stock Purchase Plan (the ESPP)	51,515	37,635
Taxes paid related to net share settlement of equity awards	(21,968)	(7,246)
Proceeds from public offering of common stock, net	888,257	117,464
Excess tax benefit from stock option exercises	463	205
Payment of contingent acquisition consideration payable	—	(4,691)
Other	(2,062)	(691)
Net cash provided by financing activities	916,205	142,676
Effect of exchange rate changes on cash	(2,544)	(580)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(499,140)	(170,776)
Cash and cash equivalents:
Beginning of period	$875,486	$568,781
End of period	$376,346	$398,005
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	4,979	4,759
Cash paid for income taxes	15,377	22,378
Stock-based compensation capitalized into inventory	8,271	5,663
Depreciation capitalized into inventory	11,005	7,989
SUPPLEMENTAL CASH FLOW DISCLOSURES FROM INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(11,386)	(2,762)
Conversion of convertible debt	8,957	16,482
Release of escrow balance for purchase of San Rafael Corporate Center	—	116,500

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transactions disclosed in Note 21.

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain items in the Company’s prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014, that are of significance or potential significance to the Company.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016, which for the Company is January 1, 2017. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations nor will it result in a reclassification of the balance of deferred offering costs at the time of adoption. If the standard were adopted as of September 30, 2015, the reclassification would approximate $12.6 million.

In July 2015, the FASB deferred the effective date for ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, by one year. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is currently evaluating the potential impact the adoption of ASU 2014-09 will have on its consolidated financial statements and has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (ASU 2015-11), which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016, which for the Company is January 1, 2017. Early adoption is permitted. The new standard is to be applied prospectively. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective prospectively for the fiscal years, and the interim reporting periods within those years, beginning on or after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the potential impact the adoption of ASU 2015-16 will have on its consolidated financial statements and has not elected to early adopt ASU 2015-16.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(5) ACQUISITIONS

Prosensa Holding N.V.

On January 29, 2015, the Company completed the acquisition of Prosensa Holding N.V. (Prosensa), a public limited liability company organized under the laws of the Netherlands, for a total purchase price of $751.5 million. In connection with the acquisition of Prosensa, the Company recognized transaction costs of $9.7 million, of which $2.7 million and $7.0 million, respectively, was recognized in the year ended December 31, 2014 and the nine months ended September 30, 2015.

Prosensa was an innovative biotechnology company engaged in the discovery and development of ribonucleic acid (RNA)-modulating therapeutics for the treatment of genetic disorders. Prosensa’s primary focus was on rare neuromuscular and neurodegenerative disorders with a large unmet medical need, including subsets of patients with Duchenne muscular dystrophy (DMD), myotonic dystrophy and Huntington’s disease. Prosensa’s clinical portfolio of RNA-based product candidates was focused on the treatment of DMD. Each of Prosensa’s DMD compounds has been granted orphan drug status in the United States (the U.S.) and the European Union (the EU). Prosensa’s lead product, Kyndrisa formerly referred to as drisapersen, is currently under review as part of a rolling new drug application (NDA) with the Food and Drug Administration (the FDA). On April 27, 2015, the Company announced the completion of the rolling submission of the NDA to the FDA. On June 8, 2015, the Company announced the submission of a marketing authorization application (MAA) for Kyndrisa with the European Medicines Agency (the EMA).

In connection with its acquisition of Prosensa, the Company made cash payments totaling $680.1 million, which were comprised of $620.7 million for approximately 96.8% of Prosensa’s ordinary shares (the Prosensa Shares), $38.6 million for the options that vested pursuant to the Company’s tender offer for the Prosensa Shares and $20.8 million to the remaining Prosensa shareholders that did not tender their shares under the tender offer. Additionally, for each Prosensa Share, the Company issued one non-transferable contingent value right (the CVR), which represents the contractual right to receive a cash payment of up to $4.14 per Prosensa Share, or an aggregate of approximately $160.0 million (undiscounted), upon the achievement of certain product approval milestones. The fair value of the CVRs and acquired in-process research and development (IPR&D) on the acquisition date was $71.4 million and $772.8 million, respectively. The acquisition date fair value of the CVRs and IPR&D was estimated by applying a probability-based income approach utilizing an appropriate discount rate. Key assumptions include a discount rate and various probability factors. See Note 15 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the CVRs, which is included in contingent acquisition consideration payable.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

A substantial portion of the assets acquired consisted of IPR&D related to Prosensa’s product candidates Kyndrisa and exons PRO 044 and PRO 045, which are considered to be indefinite-lived assets until completion or abandonment of the associated research and development (R&D) efforts. The Company determined that the estimated acquisition-date fair value of the intangible assets related to Kyndrisa and Prosensa’s other primary product candidates, PRO 044 and PRO 045, was $731.8 million, $16.9 million and $24.1 million, respectively.

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

The following table summarizes the estimated fair values of assets acquired as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Lives
Building and improvements	$94,414	50 years
Land	14,565
Land improvements	3,616	10 years
Lease intangible assets	3,905	Remaining lease terms
Total identifiable net assets	$116,500

The fair values assigned to tangible and identifiable intangible assets acquired are based on management’s estimates and assumptions using the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired.

The following table sets forth the fair value of the components of the identifiable lease intangible assets acquired by asset class as of the date of acquisition:

Above market leases	$351
In-place leases	3,554
Total lease intangible assets subject to amortization	$3,905

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The value of any lease intangible assets (such as in-place and above-market leases) is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment-grade tenancy, which is derived by estimating, based on a review of the market, the cost to be borne by a property owner to replicate a market lease for the remaining in-place term. These costs consist of: (i) rent lost during downtime (e.g., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (e.g., free rent), (iv) leasing commissions and (v) tenant improvement allowances. The Company determined these values using management’s estimates along with third-party appraisals. The Company will amortize the capitalized value of lease intangible assets over the remaining lives of the underlying leases.  Lease intangible assets are amortized as a reduction in (addition to) third-party tenant revenue, which is included in Royalty, License and Other Revenues on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014.

The amount of third-party tenant revenue included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 was $0.6 million and $2.1 million, respectively, compared to $1.3 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. Amortization expense for each of the three and nine months ended September 30, 2015 and 2014 were $0.3 million and $1.0 million, respectively. The amount of net income/loss from third-party tenants for each of the three and nine months ended September 30, 2015 and 2014 was insignificant to the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

SRCC’s results of operations prior to the acquisition were insignificant to the Company’s Condensed Consolidated Financial Statements.

Included in Selling, General and Administrative (SG&A) expenses during the nine months ended September 30, 2014 are transaction costs incurred in connection with the acquisition of SRCC of $0.3 million. The Company recognized a gain of $8.8 million in the nine months ended September 30, 2014 due to the early termination of the Company’s pre-existing lease and the realization of the remaining balance in deferred rent and the reversal of the related asset retirement obligation upon acquisition of SRCC. $2.7 million and $6.1 million of the gain were included in SG&A and R&D expenses, respectively, which is consistent with the Company’s allocation practices for facility costs for this previously leased space.

(6) STOCKHOLDERS’ EQUITY

In January 2015, the Company sold 9,775,000 shares of its common stock at a price of $93.25 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. The Company received net proceeds of approximately $888.3 million from this public offering after underwriter’s discount and offering costs.

(7) NET INCOME (LOSS) PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Amended and Restated 2006 Employee Stock Purchase Plan (the ESPP), unvested restricted stock units (RSUs), common stock held by the Company’s Nonqualified Deferred Compensation Plan (the NQDC) and contingent issuances of common stock related to convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss), basic	$(90,926)	$7,445	$(240,416)	$(64,172)
Interest expense related to the 2017 Notes	—	156	—	—
Gain on common stock held by the NQDC	(4,980)	—	—	—
Net income (loss), diluted	$(95,906)	$7,601	$(240,416)	$(64,172)
Denominator:
Weighted-average common shares outstanding, basic	160,886	147,016	159,647	145,724
Effect of dilutive securities:
Options to purchase common stock	—	9,275	—	—
Common stock issuable under the 2017 Notes	—	2,238	—	—
Unvested RSUs	—	642	—	—
Potentially issuable common stock of ESPP purchases	—	133	—	—
Common shares held by the NQDC	248	—	—	—
Weighted-average common shares outstanding, diluted	161,134	159,304	159,647	145,724
Net income (loss) per common share, basic	$(0.57)	$0.05	$(1.51)	$(0.44)
Net income (loss) per common share, diluted	$(0.60)	$0.05	$(1.51)	$(0.44)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of common shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	10,503	3,491	10,503	12,780
Common stock issuable under the 2017 Notes	1,553	—	1,553	2,238
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966	7,966	7,966
Unvested restricted stock units	1,757	559	1,633	1,216
Potentially issuable common stock for ESPP purchases	229	—	220	135
Common stock held by the NQDC	—	224	248	224
Total number of potentially issuable shares	22,008	12,240	22,123	24,559

The effect of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) was excluded from the diluted net loss per common share since they may be settled in cash or shares at the Company’s option and the Company’s current intention is to settle up to the principal amount of the converted notes in cash and any excess conversion value (conversion spread) in shares of the Company’s common stock. As a result, during the three and nine months ended September 30, 2014 the 2018 Notes and the 2020 Notes had no effect on diluted net loss per share as the Company’s stock price did not exceed the conversion price of $94.15 per share for the Notes. Although the Company’s stock price exceeded the conversion price at September 30, 2015, the potential shares issuable under the Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INVESTMENTS

All investments were classified as available-for-sale at September 30, 2015 and December 31, 2014. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2015 and December 31, 2014 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at September 30, 2015
Certificates of deposit	$57,687	$1	$—	$57,688
Corporate debt securities	413,955	216	(757)	413,414
Commercial paper	60,892	—	—	60,892
U.S. government agency securities	223,963	278	—	224,241
Greek government-issued bonds	50	80	—	130
Total	$756,547	$575	$(757)	$756,365

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2014
Certificates of deposit	$72,302	$1	$—	$72,303
Corporate debt securities	95,478	—	(342)	95,136
Greek government-issued bonds	50	73	—	123
Total	$167,830	$74	$(342)	$167,562

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets that are collectively considered strategic investments. As of September 30, 2015, the fair value of the Company’s marketable equity securities was $21.4 million, which included an unrealized gain of $16.0 million. As of December 31, 2014, the fair value of the Company’s marketable equity securities was $30.8 million, which included an unrealized gain of $18.3 million. These investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	September 30,	December 31,
	2015	2014
Maturing in one year or less	$241,984	$69,706
Maturing after one year through five years	514,381	97,856
Total	$756,365	$167,562

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2015, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table represents the changes in goodwill for the nine months ended September 30, 2015:

Balance at December 31, 2014	$54,258
Addition of goodwill related to the acquisition of Prosensa	148,134
Balance at September 30, 2015	$202,392

(10) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2015	2014
Intangible assets:
Finite-lived intangible assets	$123,732	$123,365
Indefinite-lived intangible assets	812,088	74,430
Indefinite-lived intangible assets held-for-sale	35,150	—
Gross intangible assets:	970,970	197,795
Less: Accumulated amortization	(50,027)	(41,217)
Net carrying value	$920,943	$156,578

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

In August 2015, the Company announced it had entered into an asset purchase agreement under (the Asset Purchase Agreement) which Medivation Inc. (Medivation), would acquire worldwide rights to talazoparib. As of September 30, 2015, the carrying value of the talazoparib intangible assets were classified as held-for-sale and totaled $35.2 million, which was included in Intangible Assets, net on the Company’s Condensed Consolidated Balance Sheet. The Company completed the sale of talazoparib to Medivation on October 6, 2015. See Note 21 to these Condensed Consolidated Financial Statements for additional discussion.

See Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the Company’s Intangible Assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(11) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2015	2014
Leasehold improvements	$41,364	$39,297
Building and improvements	354,957	335,991
Manufacturing and laboratory equipment	136,432	124,564
Computer hardware and software	106,453	97,032
Furniture and equipment	16,465	13,717
Land improvements	4,557	4,106
Land	29,358	29,358
Construction-in-progress	180,220	108,340
	869,806	752,405
Less: Accumulated depreciation	(265,293)	(228,889)
Total property, plant and equipment, net	$604,513	$523,516

Construction in-process primarily includes costs related to the Company’s significant in-process projects at its campus in San Rafael, California and manufacturing plant in Shanbally, Ireland.

Depreciation expense for the three and nine months ended September 30, 2015 was $12.7 million and $36.4 million, respectively, of which $3.7 million and $11.0 million, respectively, was capitalized into inventory. Depreciation expense for the three and nine months ended September 30, 2014 was $11.2 million and $31.3 million, respectively, of which $2.6 million and $8.0 million, respectively, was capitalized into inventory.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and nine months ended September 30, 2015 and 2014 was insignificant.

(12) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$41,761	$22,488
Work-in-process	137,751	114,393
Finished goods	82,588	62,571
Total inventory	$262,100	$199,452

Other Current Assets consisted of the following:

	September 30,	December 31,
	2015	2014
Prepaid expenses	$73,171	$35,390
Short-term forward currency exchange contract assets	16,396	10,513
Promissory notes receivable, net	—	46,946
Restricted investments	7,346	2,354
Convertible promissory note conversion option	—	2,386
Other receivables	12,606	9,733
Other	5,811	4,513
Total other current assets	$115,330	$111,835

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Other Assets consisted of the following:

	September 30,	December 31,
	2015	2014
Deposits	$19,957	$12,021
Deferred debt offering costs	9,259	11,763
Strategic investments	21,420	30,811
Long-term forward foreign currency exchange contract assets	3,642	5,387
Other	6,512	6,338
Total other assets	$60,790	$66,320

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
Accounts payable and accrued operating expenses	$162,926	$139,513
Accrued compensation expense	62,674	45,479
Accrued vacation expense	15,450	12,540
Accrued rebates payable	27,357	14,859
Accrued royalties payable	9,886	9,050
Value added taxes payable	6,040	5,479
Other	11,867	4,924
Total accounts payable and accrued liabilities	$296,200	$231,844

(13) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2015	December 31, 2014
Convertible Notes due 2020, net of unamortized discount of $68,432 and $77,045, at September 30, 2015 and December 31, 2014, respectively	$306,561	$297,955
Convertible Notes due 2018, net of unamortized discount of $45,376 and $55,537, at September 30, 2015 and December 31, 2014, respectively	329,604	319,463
Convertible Notes due 2017	31,628	40,558
Total convertible debt, net of unamortized discount	$667,793	$657,976

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)	$503,706	$456,360
Convertible Notes due in 2018 (1)	488,858	442,448
Convertible Notes due in 2017 (1)	163,806	180,984
Total	$1,156,370	$1,079,792
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Interest expense on the Company’s convertible debt was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Coupon interest	$2,283	$2,278	$7,667	$7,140
Amortization of issuance costs	823	828	2,471	2,505
Accretion of debt discount	6,341	6,012	18,773	17,800
Total interest expense on convertible debt	$9,447	$9,118	$28,911	$27,445

During the nine months ended September 30, 2015, the Company entered into separate agreements with three existing holders of its senior subordinated convertible notes due in 2017 (the 2017 Notes), pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holders totaling $0.2 million in the aggregate, of which $0.2 million was recognized in total as Debt Conversion Expense on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company entered into two separate agreements with an existing holder of its 2017 Notes pursuant to which such holders converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling $0.7 million in the aggregate, of which $0.7 million was recognized in total as Debt Conversion Expense on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2014.

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

At September 30, 2015, the Company had 215 forward foreign currency exchange contracts outstanding to sell a total of 296.4 million Euros, 160 forward foreign currency exchange contracts outstanding to purchase 155.1 million Euros and one forward foreign currency exchange contract to sell 70.0 million Reais with expiration dates ranging from October 2015 through September 2018. These hedges were entered into in order to protect against the fluctuations in revenue and operating expenses associated with Euro-denominated cash flows. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues and operating expenses denominated in Euros related to changes in foreign currency exchange rates.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of SG&A expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). At September 30, 2015, the Company had one outstanding forward foreign currency exchange contract to sell 58.0 million Euros, one outstanding forward foreign currency contract to purchase 7.0 million Euros and one outstanding forward foreign currency exchange contract to sell 7.1 million British Pounds, which were not designated as hedges for accounting purposes and matured on October 30, 2015.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through September 2018. Over the next twelve months, the Company expects to reclassify $15.1 million from accumulated other comprehensive income to earnings as the forecasted revenue transactions occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2015		September 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$16,326	Accounts payable and accrued liabilities	$2,502
Forward foreign currency exchange contracts	Other assets	3,642	Other long- term liabilities	3,186
Total		19,968		5,688
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	70	Accounts payable and accrued liabilities	131
	Other assets	—	Other long- term liabilities	—
Total		70		131
Total value of derivative contracts		$20,038		$5,819

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,206	Accounts payable and accrued liabilities	$—
Forward foreign currency exchange contracts	Other assets	5,387	Other long- term liabilities	—
Total		15,593		—
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	307	Accounts payable and accrued liabilities	12
Total		307		12
Total value of derivative contracts		$15,900		$12

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Forward Foreign Currency Exchange Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments:
Net gain recognized in Other Comprehensive Income (OCI) (1)	$3,126	$6,247	$14,191	$9,395
Net gain (loss) reclassified from accumulated OCI into earnings (2)	5,187	359	15,084	(662)
Net loss recognized in net income (loss) (3)	(264)	(179)	(404)	(499)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net income (loss)(4)	$(514)	$4,365	$6,052	$4,861
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as net product revenue or SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

At September 30, 2015 and December 31, 2014, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $15.0 million and a gain of $15.9 million, respectively.

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

	Fair Value Measurements at September 30, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$277,738	$—	$—	$277,738
Money market instruments	—	98,608	—	98,608
Total cash and cash equivalents	277,738	98,608	—	376,346
Available-for-sale securities:
Short-term:
Certificates of deposit	—	50,138	—	50,138
Corporate debt securities	—	57,446	—	57,446
Commercial paper	—	60,892	—	60,892
U.S. government agency securities	—	73,508	—	73,508
Long-term:
Certificates of deposit	—	7,550	—	7,550
Corporate debt securities	—	355,968	—	355,968
U.S. government agency securities	—	150,733	—	150,733
Greek government-issued bonds	—	130	—	130
Total available-for-sale securities	—	756,365	—	756,365
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	348	—	348
Forward foreign currency exchange contract(1)	—	16,396	—	16,396
Restricted investments (2)	—	7,346	—	7,346
Total other current assets	—	24,090	—	24,090
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	5,989	—	5,989
Forward foreign currency exchange contract(1)	—	3,642	—	3,642
Strategic investment (4)	21,420	—	—	21,420
Total other assets	21,420	9,631	—	31,051
Total assets	$299,158	$888,694	$—	$1,187,852
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,783	$348	$—	$2,131
Forward foreign currency exchange contract (1)	—	2,633	—	2,633
Contingent acquisition consideration payable	—	—	94,291	94,291
Total current liabilities	1,783	2,981	94,291	99,055
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	24,341	5,989	—	30,330
Forward foreign currency exchange contract (1)	—	3,186	—	3,186
Contingent acquisition consideration payable	—	—	34,874	34,874
Total other long-term liabilities	24,341	9,175	34,874	68,390
Total liabilities	$26,124	$12,156	$129,165	$167,445

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2014
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$225,159	$—	$—	$225,159
Money market instruments	—	650,327	—	650,327
Total cash and cash equivalents	225,159	650,327	—	875,486
Available-for-sale securities:
Short-term:
Certificates of deposit	—	54,174	—	54,174
Corporate debt securities	—	15,532	—	15,532
Long-term:
Certificates of deposit	—	18,129	—	18,129
Corporate debt securities	—	79,604	—	79,604
Greek government-issued bonds	—	123	—	123
Total available-for-sale securities	—	167,562	—	167,562
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	514	—	514
Forward foreign currency exchange contract(1)	—	10,513	—	10,513
Restricted investments (2)	—	2,354	—	2,354
Embedded derivative (3)	—	—	2,386	2,386
Total other current assets	—	13,381	2,386	15,767
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	5,112	—	5,112
Restricted investments (2)	—	5,387	—	5,387
Strategic investment (4)	30,811	—	—	30,811
Total other assets	30,811	10,499	—	41,310
Total assets	$255,970	$841,769	$2,386	$1,100,125
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,790	$514	$—	$2,304
Forward foreign currency exchange contract(1)	—	12	—	12
Contingent acquisition consideration payable	—	—	3,895	3,895
Total current liabilities	1,790	526	3,895	6,211
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	18,453	5,112	—	23,565
Contingent acquisition consideration payable	—	—	38,767	38,767
Total other long-term liabilities	18,453	5,112	38,767	62,332
Total liabilities	$20,243	$5,638	$42,662	$68,543
(1)	See Note 14 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at September 30, 2015 and December 31, 2014 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.
(3)	The embedded derivative at December 31, 2014 represents the fair value of the conversion feature of a promissory note that may be settled in the issuer’s underlying shares.

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

There were no transfers between levels during the three and nine months ended September 30, 2015.

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

Contingent acquisition consideration payable at December 31, 2014	$42,662
Addition of contingent consideration payable related to the Prosensa acquisition (CVR)	71,402
Changes in the fair value of contingent acquisition consideration payable	15,101
Contingent acquisition consideration payable at September 30, 2015	$129,165

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

Asset retirement obligations at December 31, 2014	$3,765
Accretion expense	109
Additions	748
Payments	(29)
Asset retirement obligations at September 30, 2015	$4,593

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(16) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan), the ESPP, the 2014 Inducement Plan and the 2012 Inducement Plan. The 2012 Inducement Plan expired in May 2013 and the 2014 Inducement Plan expired in June 2015. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the Board), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, and as of September 30, 2015 the Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan, the 2014 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	41 – 44%	44 – 45%	39 – 45%	44 – 45%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.9 – 8.0 years	6.9 years	6.4 – 8.0 years	6.9 years
Risk-free interest rate	1.9– 2.1%	2.0 – 2.2%	1.5– 2.2%	2.0 – 2.3%

During the nine months ended September 30, 2015, the Company granted 718,670 options with a weighted average fair value of $56.86 per option.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended September 30, 2015.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Restricted stock units (RSUs) are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2015, the Company granted 1,098,715 RSUs with a weighted average fair market value of $120.55 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions
During 2012 and 2011, pursuant to the approval of the Board, the Company granted 860,000 RSU awards with performance and market-based vesting conditions (the 2011/2012 Base RSUs) under the Share Incentive Plan and the 2012 Inducement Plan to certain executive officers. As of September 30, 2015, the 2011/2012 Base RSUs had a weighted-average grant date fair value of $34.66. The 2011/2012 Base RSUs will vest upon the achievement of specific performance goals (the Earned RSUs). The number of RSUs that will be awarded from the Earned RSUs will be calculated by multiplying the Earned RSUs by the Total Shareholder Return multiplier which could range from 75% to 125%.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Stock-based compensation expense for this award will be recognized over the remaining service period beginning in the period the Company determines the strategic performance goal or goals is probable of achievement. During the fourth quarter of 2014, management concluded that the achievement of the 2015 revenue performance goal was probable and began recognizing compensation expense related to the RSUs allocated to the revenue performance goal. During 2013, management concluded that regulatory approval of Vimizim was probable and began recognizing compensation expense related to the performance 2011/2012 Base RSUs allocated to the Vimizim performance goal. The Company recognized compensation expense of $1.5 million and $4.6 million for these awards during the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company recognized compensation expense related to these awards of $0.7 million and $1.6 million, respectively.

Restricted Stock Unit Awards with Performance Conditions

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSU awards with performance-vesting conditions (the 2015 Base RSUs) under the Share Incentive Plan to certain executive officers. The vesting of the 2015 Base RSUs under this specific grant is contingent upon the achievement of a 2015 revenue target and a three-year service period. The number of RSUs that will be awarded from the 2015 Base RSUs upon achievement of the performance condition will be calculated by multiplying the 2015 Base RSUs by a revenue multiplier (determined based on the Company’s performance against the revenue target) which could range between 80% to 120%. The maximum number of RSUs that could vest if the performance condition is achieved and a revenue multiplier of 120% is applied is 69,960.

Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2015 Base RSUs was determined to be $108.36 per RSU, based on the fair value of the common stock underlying the 2015 Base RSUs on the grant date. Accordingly, because the Company’s management determined that attainment of the revenue target is probable, the Company recognized $0.5 million and $1.3 million of compensation expense related to these awards during the three and nine months ended September 30, 2015, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$1,386	$1,180	$4,484	$3,807
R&D	12,578	8,279	34,972	22,300
SG&A	14,794	10,545	41,503	27,452
Total stock-based compensation expense	$28,758	$20,004	$80,959	$53,559

Stock-based compensation of $8.3 million and $5.7 million was capitalized into inventory, for the nine months ended September 30, 2015 and 2014, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(17) COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014.

	Amount Reclassified from AOCI Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statement of
Details about AOCI Components	2015	2014	2015	2014	Comprehensive Income (Loss) Classification
Gains (loss) on cash flow hedges:
Forward foreign currency exchange contracts	$4,411	$562	$13,660	$(1,035)	Net product revenues
Forward foreign currency exchange contracts	776	—	1,424	—	SG&A
Gain on sale of available-for-sale investment	14	—	3,036	—	Other income (expense)
Less income tax effect of the above	5	203	1,098	(373)	Provision for (benefit from) income taxes
	$5,196	$359	$17,022	$(662)	Net income (loss)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at June 30, 2015	$41,156	$(8,695)	$32,461
Foreign currency translation adjustment	—	—	—
Unrealized gain on available-for-sale securities:
Unrealized holding loss	(8,158)	2,951	(5,207)
Less: reclassification adjustment for gain realized in net loss	14	(5)	9
Net unrealized holding loss	(8,172)	2,956	(5,216)
Net unrealized holding gain on cash flow hedges:
Unrealized holding loss	3,126	—	3,126
Less: reclassification adjustment for gain realized in net loss	5,187	—	5,187
Net unrealized holding loss	(2,061)	—	(2,061)
Other comprehensive income	(10,233)	2,956	(7,277)
AOCI balance at September 30, 2015	$30,923	$(5,739)	$25,184

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2014	$33,984	$(6,518)	$27,466
Foreign currency translation adjustment	3	—	3
Unrealized gain on available-for-sale securities:
Unrealized holding gain	865	(319)	546
Less: reclassification adjustment for gain realized in net loss	3,036	(1,098)	1,938
Net unrealized holding gain	(2,171)	779	(1,392)
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	14,191	—	14,191
Less: reclassification adjustment for gain realized in net loss	15,084	—	15,084
Net unrealized holding gain	(893)	—	(893)
Other comprehensive income	(3,061)	779	(2,282)
AOCI balance at September 30, 2015	$30,923	$(5,739)	$25,184

	Three Months Ended September 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at June 30, 2014	$15,491	$(5,550)	$9,941
Foreign currency translation adjustment	(3)	—	(3)
Unrealized gain on available-for-sale securities:
Unrealized holding gain	4,138	(1,493)	2,645
Less: reclassification adjustment for gain realized in net income	—	—	—
Net unrealized holding gain	4,138	(1,493)	2,645
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	9,768	(3,521)	6,247
Less: reclassification adjustment for loss realized in net income	562	(203)	359
Net unrealized holding gain	10,330	(3,724)	6,606
Other comprehensive income	14,465	(5,217)	9,248
AOCI balance at September 30, 2014	$29,956	$(10,767)	$19,189

	Nine Months Ended September 30, 2014
	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
AOCI balance at December 31, 2013	$7,756	$(2,738)	$5,018
Foreign currency translation adjustment	(36)	—	(36)
Unrealized gain on available-for-sale securities:
Unrealized holding gain	8,580	(3,106)	5,474
Less: reclassification adjustment for gain realized in net loss	—	—	—
Net unrealized holding gain	8,580	(3,106)	5,474
Net unrealized holding gain on cash flow hedges:
Unrealized holding gain	14,691	(5,296)	9,395
Less: reclassification adjustment for loss realized in net loss	(1,035)	373	(662)
Net unrealized holding gain	13,656	(4,923)	8,733
Other comprehensive income	22,200	(8,029)	14,171
AOCI balance at September 30, 2014	$29,956	$(10,767)	$19,189

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product revenue marketed by the Company
United States	44%	42%	38%	37%
Europe	21%	22%	20%	19%
Latin America	12%	8%	19%	15%
Rest of world	13%	15%	14%	16%
Total net product revenue marketed by the Company	90%	87%	91%	87%
Aldurazyme net product revenues marketed by Genzyme	10%	13%	9%	13%
Total net product revenue	100%	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenue attributed to the Company’s five largest customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	15%	17%	14%	15%
Customer B (1)	9%	13%	8%	13%
Customer C	6%	4%	13%	11%
Customer D	9%	13%	11%	11%
Customer E	13%	—	5%	—
Total	52%	47%	51%	50%

(1)

Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme are comprised of royalties on worldwide net Aldurazyme sales and incremental product transfer revenue.

On a consolidated basis, the Company’s two largest customers accounted for 31% and 17% of the September 30, 2015 accounts receivable balance, respectively, compared to December 31, 2014 when the two largest customers accounted for 42% and 18% of the accounts receivable balance, respectively. As of September 30, 2015 and December 31, 2014, accounts receivable for the Company’s largest customer balance included $23.9 million and $34.5 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the EU. The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For each of the three and nine months ended September 30, 2015, the Company’s net product revenues for these countries was 4%. Additionally, approximately 8% of the Company’s outstanding accounts receivable at September 30, 2015 related to such countries.

As of September 30, 2015, the Company’s accounts receivable in certain European countries, specifically Greece, Italy, Portugal, Spain and Russia, totaled approximately $12.5 million, of which $8.1 million is current and $2.1 million is less than 30 days past due.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product revenue by product:
Vimizim	$65,106	$25,239	$169,608	$40,389
Naglazyme	54,131	67,511	243,386	245,954
Kuvan	64,219	53,438	174,501	145,578
Aldurazyme	20,509	22,553	58,991	64,727
Firdapse	3,802	4,675	11,616	14,016
Total net product revenue	$207,767	$173,416	$658,102	$510,664

Net product revenue is based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme, whose headquarters are located in the U.S.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes total revenues from external customers and collaborative partners by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues by geographic region:
United States	$112,254	$98,070	$310,209	$259,738
Europe	42,822	39,743	127,796	102,808
Latin America	25,588	14,292	127,147	78,116
Rest of world	28,240	24,444	96,807	78,554
Total revenues	$208,904	$176,549	$661,959	$519,216

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

Paragraph IV Notices

As previously disclosed, the Company received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying the Company that DRL has filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, the Company received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying the Company that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the Orange Book.  Together with Merck & Cie, the Company filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for the Company’s patents relating to Kuvan, triggering the automatic 30-month stay on the approval of each ANDA. In response, DRL and Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

In September 2015, the Company entered into a settlement agreement with DRL that resolved the patent litigation with DRL in the United States related to Kuvan (sapropterin dihydrochloride) 100 mg oral tablets. Under the terms of the settlement, the Company will grant DRL a non-exclusive license to its Kuvan related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances. The settlement with DRL does not affect the case against Par, and the litigation against Par is still pending. The Court has not yet set a date for a claim construction hearing or trial in the litigation against Par.

Contingent Payments

As of September 30, 2015, the Company is subject to contingent payments totaling approximately $763.0 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $160.0 million relates to Prosensa and $22.9 million relates to programs that are no longer being developed.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

As of September 30, 2015, $129.2 million of the $763.0 million of contingent payments noted above is recorded on the Company’s Condensed Balances Sheets in contingent acquisition consideration payable, of which $94.3 million is expected to be paid in the next twelve months.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development and certain inventory related items. As of September 30, 2015, these commitments for the next five years were approximately $58.9 million. These amounts primarily relate to active pharmaceutical ingredients and represent minimum purchase requirements and post-marketing commitments related to the Company’s approved products.

(21) SUBSEQUENT EVENTS

On October 1, 2015, the Company announced that it had entered into a definitive agreement to acquire all global rights to Kuvan and pegvaliase from Ares Trading, S.A. (Merck Serono), with the exception of Kuvan in Japan, in exchange for an upfront payment of €340.0 million and up to and additional €185.0 million if certain sales and regulatory milestones are attained. Previously, the Company had exclusive rights to Kuvan in the U.S. and Canada and pegvaliase in the U.S. and Japan. Under the terms of the agreement, the Company will have exclusive worldwide rights to Kuvan and pegvaliase with the exception of Kuvan in Japan. The closing of the Merck Serono transaction is subject to customary closing conditions, including regulatory approvals, and the Company expects to close the transaction in January 2016.

On October 6, 2015, the Company completed the sale of talazoparib to Medivation. Pursuant to the Asset Purchase Agreement, Medivation paid the Company an upfront payment of $410.0 million upon the closing of the transaction. In addition, contingent upon the successful development and commercialization of talazoparib, Medivation will pay the Company milestone payments of up to $160.0 million and mid-single digit percentage royalties on net sales of talazoparib.

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

Business Highlights

During the nine months ended September 30, 2015, we continued to grow our commercial business and advance our product pipeline.  We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. Below is a summary of our recent key accomplishments:

•

We entered into a definitive agreement to acquire all global rights to Kuvan and pegvaliase from Ares Trading, S.A. (Merck Serono), with the exception of Kuvan in Japan. Under the terms of the agreement, we will provide Merck Serono with an upfront payment of €340.0 million. We have also agreed to pay Merck Serono additional consideration in future periods up to €185.0 million (undiscounted) in milestone payments if certain pegvaliase regulatory and sales milestones are attained. Previously, we had exclusive rights to Kuvan in the United States (U.S.) and Canada and to pegvaliase in the U.S. and Japan. Under the terms of the agreement, we will have exclusive worldwide rights to Kuvan and pegvaliase with the exception of Kuvan in Japan. The closing of the Merck Serono transaction is subject to the customary closing conditions, including regulatory approval, and we expect to close the transaction in January 2016.

•

We entered into an asset purchase agreement with Medivation, Inc. (Medivation), under which Medivation acquired the worldwide rights to talazoparib in October 2015 in exchange for an upfront payment of $410.0 million and up to an additional $160.0 million upon the achievement of regulatory and sales-based milestones and mid-single digit percentage royalties for talazoparib.

•	We enrolled the first patient in our Phase 1/2 trial for BMN 270, an investigational gene therapy for the treatment of patients with Hemophilia A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

•

We entered into a settlement agreement with Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL) that resolves the patent litigation with DRL in the U.S. related to our Kuvan 100mg oral tables. Under the terms of the settlement, we will grant DRL a non-exclusive license to our Kuvan related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances.

•

In January 2015, we acquired Prosensa Holding N.V. (Prosensa) for a total purchase price of $751.5 million. See Note 5 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

•

We announced the submission and acceptance of a U.S. Food and Drug Administration (the FDA) New Drug Application (NDA) for Kyndrisa, formerly referred to as drisapersen, and the submission and acceptance of a Marketing Authorization Application (MAA) for Kyndrisa with the European Medicines Agency (EMA).

•	We received Rare Pediatric Disease Designation from the FDA for Kyndrisa.
•

We reported total revenues of $208.9 million and $662.0 million for the three and nine months ended September 30, 2015, respectively, as compared to $176.5 million and $519.2 million for the three and nine months ended September 30, 2014, respectively.

•	We announced positive results of a Phase 2 proof-of-concept and dose finding study of vosoritide, formerly referred to as BMN 111, for the treatment of achondroplasia.
•

We shared the interim data from nine patients in the cerliponase alfa trial who have been followed for at least 15 months.  Preliminary data suggest that treatment with cerliponase alfa may result in stabilization of CLN2 disease compared to the natural history based on a standardized measure of motor and language function.  We expect to release the top line results from this Phase 1/2 trial in the first quarter of 2016.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total net product revenues	$207.8	$173.4	$658.1	$510.7
Cost of sales	36.7	29.9	109.4	83.9
Research & Development (R&D) expense	158.7	125.7	458.7	319.5
Selling, general and administrative (SG&A) expense	94.0	74.6	288.4	202.4
Intangible asset amortization and contingent consideration expense	1.3	2.6	17.5	15.0
Net income (loss)	(90.9)	7.4	(240.4)	(64.2)
Stock-based compensation expense	28.8	20.0	81.0	53.6

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Vimizim	$65.1	$25.2	$169.6	$40.4
Naglazyme	54.1	67.5	243.4	246.0
Kuvan	64.2	53.4	174.5	145.6
Aldurazyme	20.6	22.6	59.0	64.7
Firdapse	3.8	4.7	11.6	14.0
Total net product revenues	$207.8	$173.4	$658.1	$510.7

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $1,132.7 million as of September 30, 2015, compared to $1,043.1 million as of December 31, 2014. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing, even after giving effect to our January 2015 equity offering. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations

Net Income (Loss)

Our net loss for the three months ended September 30, 2015 was $90.9 million, compared to a net income of $7.4 million for the three months ended September 30, 2014. Our net loss for the nine months ended September 30, 2015 was $240.4 million, compared to a net loss of $64.2 million for the nine months ended September 30, 2014. The increase in net loss was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Total revenues	$208.9	$176.5	$32.4	$662.0	$519.2	$142.8
Cost of Sales	36.7	29.9	6.8	109.4	83.9	25.5
R&D	158.7	125.7	33.0	458.7	319.5	139.2
SG&A	94.0	74.6	19.4	288.4	202.4	86.0
Intangible asset amortization and contingent consideration	1.3	2.6	(1.3)	17.5	15.0	2.5
Gain on sale of intangible asset	—	(67.5)	67.5	—	(67.5)	67.5
Other, net	(8.6)	(8.0)	(0.6)	(35.7)	(25.1)	(10.6)
Provision for (benefit from) income taxes	0.5	(4.2)	4.7	(7.3)	5.0	(12.3)
Net income (loss)	$(90.9)	$7.4	$(98.3)	$(240.4)	$(64.2)	$(176.2)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

A summary of our various commercial products, including key metrics as of September 30, 2015, is provided below:

Commercial Products	Indication	Orphan Drug Exclusivity Expiration U.S.	Orphan Drug Exclusivity Expiration EU
Vimizim	MPS IV A (1)	2021	2024
Naglazyme	MPS VI (2)	Expired	Expired
Kuvan	PKU (3)	Expired	NA (4)
Aldurazyme (5)	MPS I (6)	Expired	Expired
Firdapse	LEMS (7)	NA (8)	2019
(1)	Mucopolysaccharidosis IV Type A, or MPS IVA
(2)	Mucopolysaccharidosis VI, or MPS VI
(3)	Phenylketonuria, or PKU
(4)	Merck Serono S.A. markets Kuvan in the EU.
(5)	The Aldurazyme total product revenue noted above is the total product revenue recognized by us in accordance with the terms of our agreement with Genzyme Corporation.
(6)	Mucopolysaccharidosis I, or MPS I
(7)	Lambert Eaton Myasthenic Syndrome, or LEMS
(8)	Firdapse has not received marketing approval in the U.S. and we have licensed the North American rights to develop and market Firdapse to a third party.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenues by product were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Vimizim	$65.1	$25.2	$39.9	$169.6	$40.4	$129.2
Naglazyme	54.1	67.5	(13.4)	243.4	246.0	(2.6)
Kuvan	64.2	53.4	10.8	174.5	145.6	28.9
Aldurazyme	20.6	22.6	(2.0)	59.0	64.7	(5.7)
Firdapse	3.8	4.7	(0.9)	11.6	14.0	(2.4)
Total net product revenues	$207.8	$173.4	$34.4	$658.1	$510.7	$147.4

Net product revenues attributed to our collaboration with Genzyme Corporation (Genzyme) were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Aldurazyme revenue reported by Genzyme	$53.8	$54.3	$(0.5)	$163.7	$172.5	$(8.8)
Royalties earned from Genzyme	$23.3	$22.9	$0.4	$69.1	$69.1	$—
Incremental (previously recognized) Aldurazyme product transfer revenue	(2.7)	(0.3)	(2.4)	(10.1)	(4.4)	(5.7)
Total Aldurazyme net product revenues	$20.6	$22.6	$(2.0)	$59.0	$64.7	$(5.7)

The FDA and the EMA granted marketing approval for Vimizim in February 2014 and April 2014, respectively, and Vimizim subsequently received marketing approval in other countries. We began marketing Vimizim immediately following approval in each of these markets. Net product revenues for Vimizim for the three and nine months ended September 30, 2015 totaled $65.1 million and $169.6 million, respectively, compared to $25.2 million and $40.4 million for the three and nine months ended September 30, 2014, respectively. Vimizim net product revenues earned from customers based outside the U.S. during the three and nine months ended September 30, 2015 totaled $45.0 million and $114.0 million, respectively, compared to $11.3 million and $16.5 million during the three and nine months ended September 30, 2014, respectively. The increase in Vimizim net product revenues for the three and nine months ended September 30, 2015 was attributed to new patients initiating therapy. The impact of foreign currency exchange rates, net of hedging activity, on Vimizim sales denominated in currencies other than the U.S. dollar was negative by $5.5 million and $11.7 million for the three and nine months ended September 30, 2015, respectively. Vimizim gross margins were 84% for each of the three and nine months ended September 30, 2015, respectively, compared to gross margins of 87% and 88% for the three and nine months ended September 30, 2014, respectively. In future periods, we do not expect Vimizim gross margins to fluctuate significantly from the mid-eighties.

Net product revenues for Naglazyme for the three and nine months ended September 30, 2015 totaled $54.1 million and $243.4 million, respectively, compared to $67.5 million and $246.0 million for the three and nine months ended September 30, 2014, respectively. Naglazyme net product revenues earned from customers based outside the U.S. totaled $42.9 million and $212.0 million for the three and nine months ended September 30, 2015, respectively, compared to $58.1 million and $216.8 million for the three and nine months ended September 30, 2014, respectively. The increase in Naglazyme net product revenues attributed to new patients initiating therapy was offset by the negative impact of foreign currency exchange rates and the timing of significant purchases from certain government entities. The impact of foreign currency exchange rates, net of hedge activity, on Naglazyme sales denominated in currencies other than the U.S. dollar was negative by $3.0 million and $9.7 million for the three and nine months ended September 30, 2015 compared to a positive impact of $0.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively. Naglazyme gross margins were 83% and 85% for the three and nine months ended September 30, 2015, respectively, compared to 85% and 86% for the three and nine months ended September 30, 2014, respectively. Naglazyme gross margins are not expected to fluctuate significantly in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net product revenue for Kuvan for the three and nine months ended September 30, 2015 totaled $64.2 million and $174.5 million, respectively, compared to $53.4 million and $145.6 million for the three and nine months ended September 30, 2014, respectively. The increase in Kuvan net product revenues was attributed to new patients initiating therapy. Kuvan gross margins were 83% for each of the three and nine months ended September 30, 2015, compared to 84% for each of the three and nine months ended September 30, 2014. Cost of goods sold for each of the three and nine months ended September 30, 2015 and 2014 reflect royalties paid to third-parties of approximately 10%. Kuvan gross margins are not expected to fluctuate significantly in the future. The royalties earned from Merck Serono’s net sales of Kuvan for each of the three and nine months ended September 30, 2015 were $0.6 million and $1.7 million, respectively compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.

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

As previously disclosed, we received a paragraph IV notice letter, dated October 3, 2014, from DRL, notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Additionally, we received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Together with Merck & Cie, we filed lawsuits against both DRL and Par in the U.S. District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30 month stay on the approval of each ANDA. In response, DRL and Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

In September 2015, we entered into a settlement agreement with DRL that resolved patent litigation with DRL in the United States related to Kuvan (sapropterin dihydrochloride) 100 mg oral tablets. The settlement with DRL does not affect the case against Par, and the litigation against Par is still pending. The Court has not yet set a date for a claim construction hearing or trial in the litigation against Par.

The filing of DRL’s and Par’s purported ANDAs in respect to Kuvan could have an adverse impact on our stock price, and litigation to enforce our patents is likely to cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if Par is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL following the settlement described above could have a material adverse effect on our revenue and results of operations.

Net product revenue for Aldurazyme for the three and nine months ended September 30, 2015 totaled $20.6 million and $59.0 million, respectively, compared to $22.6 million and $64.7 million for the three and nine months ended September 30, 2014, respectively. The decrease in Aldurazyme net product revenues was primarily attributed to a decrease in Genzyme reported Aldurazyme sales. Aldurazyme gross margins were 75% and 77% for the three and nine months ended September 30, 2015, respectively, compared to 69% and 71% for the three and nine months ended September 30, 2014, respectively. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cost of Sales

Total cost of sales for the three and nine months ended September 30, 2015 were $36.7 million and $109.4 million, respectively, compared to $29.9 million and $83.9 million for the three and nine months ended September 30, 2014, respectively. The increase in cost of sales was primarily attributed to the increase in product sales.

Research and Development

A summary of our various major development programs, including key metrics as of September 30, 2015, is provided below:

Products in Development	Target Indication	Orphan Designation US	Orphan Designation EU	Stage
Kyndrisa	DMD (1)	Yes	Yes	Clinical Phase 3
Talazoparib(2)	BRCA breast cancer	No	No	Clinical Phase 3
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3
Reveglucosidase alfa	Pompe (3)	Yes	Yes	Clinical Phase 2/3
BMN 044 (PRO 044)	DMD (1)	Yes	Yes	Clinical Phase 2
BMN 045 (PRO 045)	DMD (1)	Yes	Yes	Clinical Phase 2
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 2
BMN 053 (PRO 053)	DMD (1)	Yes	Yes	Clinical Phase 1/2
Cerliponase alfa	CLN2 (4)	Yes	Yes	Clinical Phase 1/2
(1)	Duchenne muscular dystrophy, or DMD, acquired from Prosensa in January 2015
(2)

Talazoparib is an orally available poly (ADP-ribose) polymerase, or PARP inhibitor for the treatment of patients with certain cancers. In October 2015, we sold this product candidate to Medivation. Under the Asset Purchase Agreement, Medivation will be responsible for all research, development, regulatory and commercialization activities for all indications on a global basis.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

R&D expense increased to $158.7 million for the three months ended September 30, 2015, from $125.7 million for the three months ended September 30, 2014. R&D expense increased to $458.7 million for the nine months ended September 30, 2015 from $319.5 million for the nine months ended September 30, 2014. The increase in R&D expense was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Vimizim	$10.5	$15.3	$(4.8)	$34.7	$49.8	$(15.1)
Talazoparib(1)	17.4	26.0	(8.6)	55.4	42.7	12.7
Reveglucosidase alfa	15.2	10.9	4.3	45.4	35.2	10.2
Vosoritide	11.2	5.9	5.3	29.8	14.9	14.9
Cerliponase alfa	10.0	11.5	(1.5)	29.1	25.6	3.5
Pegvaliase	18.6	16.3	2.3	52.3	49.2	3.1
Kyndrisa	14.1	—	14.1	31.5	—	31.5
Mature approved products	10.0	7.5	2.5	26.2	22.3	3.9
Early development stage programs	27.4	15.8	11.6	80.9	36.7	44.2
Not allocated to specific major current projects	24.3	16.5	7.8	73.4	43.1	30.3
Total	$158.7	$125.7	$33.0	$458.7	$319.5	$139.2
(1)

In October 2015, we sold talazoparib to Medivation. Under the Asset Purchase Agreement, Medivation will be responsible for all research, development, regulatory and commercialization activities for all indications on a global basis.

The increase in talazoparib, reveglucosidase alfa, vosoritide and cerliponase alfa development expense was attributed to increased clinical trial activities related to these product candidates. The development expenses for Kyndrisa relate to clinical and regulatory activities for the product candidate that was acquired with Prosensa in January 2015. The increase in development expense on early development stage programs was primarily attributed to the pre-clinical activity related to BMN 270 and BMN 250. The increase in non-allocated R&D expense was primarily attributed to an increase in R&D personnel costs and facility costs that are not allocated to specific programs. The increase in R&D personnel costs was attributed to an increase in the number of R&D employees and increased stock-based compensation due to the increase in the number of equity awards outstanding and the weighted-average fair value of the equity awards granted in 2015.  The increase in facility costs was primarily attributed to non-capitalizable start-up costs for our Shanbally manufacturing facility in preparation for future manufacturing campaigns. Non-allocated R&D expense for the nine months ended September 30, 2014, included a $6.1 million gain on early lease termination of our San Rafael Corporate Center (SRCC) lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC. There was no similar gain during the nine months ended September 30, 2015.

During the remainder of 2015, we expect our R&D spending to increase over 2014 levels due to our Kyndrisa, pegvaliase, reveglucosidase alfa, vosoritide and cerliponase alfa programs progressing in their development. Phase 3 clinical trials for pegvaliase and reveglucosidase alfa were initiated in the second quarter of 2013 and in the second quarter of 2014, respectively. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs including, BMN 270, BMN 250 and other pre-clinical programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Selling, General and Administrative

SG&A expense increased to $94.0 million for the three months ended September 30, 2015, from $74.6 million for the three months ended September 30, 2014. SG&A expense increased to $288.4 million for the nine months ended September 30, 2015, from $202.4 million for the nine months ended September 30, 2014. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing expense (S&M)	$49.2	$38.9	$10.3	$142.0	$105.1	$36.9
General and administrative expense (G&A)	44.8	35.7	9.1	146.4	97.3	49.1
Total SG&A expense	$94.0	$74.6	$19.4	$288.4	$202.4	$86.0

	Three Months Ended September 30,			Nine Months Ended September 30,
S&M expense by product	2015	2014	Change	2015	2014	Change
Vimizim	$12.9	$11.3	$1.6	$40.5	$29.7	$10.8
Naglazyme	10.7	12.2	(1.5)	34.2	37.4	(3.2)
Kuvan	9.9	8.7	1.2	30.1	25.0	5.1
Other and not allocated	15.7	6.7	9.0	37.2	13.0	24.2
Total S&M expense	$49.2	$38.9	$10.3	$142.0	$105.1	$36.9

We received regulatory approval to market Vimizim in the U.S. and the EU during 2014 and subsequently in other countries. The increase in Vimizim S&M expense is consistent with the timing of these approvals and its continued world-wide commercial launch. We continue to incur S&M expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. Other S&M expense primarily consists of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. The increase in other S&M expense was driven by an increase in the number of commercial employees and pre-commercialization expense for Kyndrisa and vosoritide.

General and administrative expenses (G&A) primarily consists of corporate support and other administrative expenses, which increased primarily due to increased employee-related expenses as a result of an increase in the number of administrative employees, increased stock based compensation due to the increase in the number of equity awards outstanding and the weighted-average fair value of the equity awards granted in 2015, transaction costs related to the acquisition of Prosensa, consulting fees, and information technology expenses. Corporate support and administrative expenses for the nine months ended September 30, 2014, included a $2.7 million gain on early lease termination of our SRCC lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC, which is where our corporate headquarters are located. There was no similar gain during the nine months ended September 30, 2015.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Changes in the fair value of contingent acquisition consideration payable	$0.5	$1.8	$(1.3)	$15.1	$12.6	$2.5
Amortization of intangible assets	0.8	0.8	—	2.4	2.4	—
Total intangible asset amortization and contingent consideration	$1.3	$2.6	$(1.3)	$17.5	$15.0	$2.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The changes in the fair value of the contingent acquisition consideration payable were primarily attributed to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as changes in the discount rate utilized in the fair value calculations. During the nine months ended September 30, 2015, the majority of the increase was attributed to development progress of Kyndrisa for which the contingent consideration expense was $16.2 million.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.3 million and $3.1 million for the three and nine months ended September 30, 2015, compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 2014. We do not expect future interest income to fluctuate significantly over the next twelve months.

Interest Expense and Debt Conversion Expense

We incur interest expense on our convertible debt and our capital leases. Interest expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Coupon interest	$2.3	$2.3	$—	$7.7	$7.1	$0.6
Amortization of issuance costs	0.8	0.8	—	2.5	2.5	—
Accretion of discount on convertible notes	6.3	6.0	0.3	18.7	17.8	0.9
Total interest expense	$9.4	$9.1	$0.3	$28.9	$27.4	$1.5

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

During the nine months ended September 30, 2015, we recognized Debt Conversion Expense of $0.2 million in connection with the early conversion of $8.1 million in aggregate principal amount of our senior subordinated convertible notes due in 2017 (the 2017 Notes). During the nine months ended September 30, 2014, we recognized Debt Conversion expense of $0.7 million in connection with the early conversion of $16.5 million in aggregate principal amount of the 2017 Notes.

Other Income (Expense)

During the second quarter of 2015 we recorded write-offs of $12.8 million for investments and advances related to a supplier of one of our multi-sourced materials due to a deterioration in their financial condition during the quarter.

Provision for (Benefit from) Income Taxes

For the three and nine months ended September 30, 2015 we recognized income tax expense of $0.5 million and an income tax benefit of $7.3 million, respectively, compared to the three and nine months ended September 30, 2014 when we recognized income tax benefit of $4.2 million and income tax expense of $5.0 million, respectively. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2015 and 2014 consisted of state, federal and foreign current tax expense which was offset by deferred tax benefits from federal orphan drug credits and California R&D credits. During the three and nine months ended September 30, 2015, increased R&D expense attributed to an increase in expenses that qualified for the federal orphan drug and California R&D credits as compared to the three and nine months ended September 30, 2014. The provisions for (benefit from) the three and nine months ended September 30, 2015 and 2014 were further reduced by the tax benefit related to stock option exercises during these periods. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion of the components of our provision for (benefit from) income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of September 30, 2015, $197.5 million of our $1,132.7 million balance of cash, cash equivalents and marketable securities was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. In managing our liquidity needs in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

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

Our financial condition as of September 30, 2015 and December 31, 2014 was as follows (in millions):

	September 30,	December 31,
	2015	2014	Change
Cash and cash equivalents	$376.3	$875.5	$(499.2)
Short-term investments	242.0	69.7	172.3
Long-term investments	514.4	97.9	416.5
Cash, cash equivalents and investments	$1,132.7	$1,043.1	$89.6

Current assets	$1,175.6	$1,432.2	$(256.6)
Current liabilities	390.5	235.7	154.8
Working capital	$785.1	$1,196.5	$(411.4)

Convertible debt	$667.8	$658.0	$9.8

Our cash flows for each of the nine months ended September 30, 2015 and 2014 are summarized as follows (in millions):

	2015	2014	Change
Cash and cash equivalents at the beginning of the period	$875.5	$568.8	$306.7
Net cash used in operating activities	(153.7)	(46.5)	(107.2)
Net cash used in investing activities	(1,259.1)	(266.4)	(992.7)
Net cash provided by financing activities	916.2	142.7	773.5
Foreign exchange impact	(2.6)	(0.6)	(2.0)
Cash and cash equivalents at the end of the period	$376.3	$398.0	$(21.7)
Short-term and long-term investments	756.4	716.7	39.7
Cash, cash equivalents and investments	$1,132.7	$1,114.7	$18.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Working Capital

Working capital decreased by $411.4 million, from $1,196.5 million at December 31, 2014 to $785.1 million at September 30, 2015. The decrease in working capital was attributed to the following (in millions):

Working capital at December 31, 2014	$1,196.5
Decreased cash, cash equivalents and short-term investments	(326.9)
Increased accounts receivable, net	4.5
Increased inventory	62.6
Increased current liabilities	(154.8)
Decreased other current assets	3.2
Working capital at September 30, 2015	$785.1

The decrease in cash, cash equivalents and short-term investments was primarily attributed to $538.4 million net cash used to acquire Prosensa, $153.7 million of cash used to fund operating activities, $123.8 million net cash invested in property, plant, and equipment, $12.5 million deposited into an escrow account for the purchase of real property and the net purchase of $416.5 million of long-term investments, partially offset by net proceeds of $888.3 million from our January 2015 public offering of common stock and $29.5 million of net proceeds from employee stock option exercises and employee stock purchase plan (ESPP) contributions. The increase in accounts receivable was attributed to increased revenues and the timing of net product revenues and cash receipts from customers. The increase in inventory was primarily attributed to building of inventories for all commercial products to meet anticipated future sales demand. The increase in current liabilities is primarily comprised of a $90.4 million increase in short-term contingent acquisition consideration payable to the former Prosensa stockholders, a $23.4 million increase in accounts payable and accrued operating expenses, a $17.2 million increase in accrued compensation and a $12.5 million increase in accrued rebates payable.

Our product sales to government-owned or government-funded customers in certain countries, including Russia, Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authorities. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of September 30, 2015, approximately 8% of our outstanding accounts receivable relate to such countries. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 was $153.7 million, compared to cash used in operating activities of $46.5 million for the nine months ended September 30, 2014. Cash used in operating activities primarily consisted of net loss of $240.4 million, adjusted for non-cash items such as $84.5 million for stock-based compensation expenses, $45.3 million for depreciation and amortization expense, $14.6 million for deferred income taxes and $12.8 million for impairment charges. Changes in operating assets and liabilities resulted in a net cash outflow of $89.5 million that consisted primarily of increased inventories for all commercial products to meet anticipated future sales demand, prepaid taxes and restricted investments, which secure our irrevocable standby letter of credit obtained in connection with certain commercial agreements, offset by a decrease in the carrying value of forward foreign exchange contracts due to settlements during the period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 and 2014 was $1,259.1 million and $266.4 million, respectively. Our investing activities have consisted primarily of purchases and sales and maturities of investments and capital expenditures, such as manufacturing equipment and facility construction and improvements. The increase in net cash used by investing activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily comprised of a $538.4 million increase due to the Prosensa acquisition, net of cash acquired, a $47.0 million increase in capital expenditures and an increase of $339.6 million in net purchases of investments. During the remainder of 2015, we expect to make significant capital investments in our Shanbally, Ireland manufacturing facility to enable future commercial manufacturing of our products at the facility and our corporate headquarters at SRCC to accommodate additional laboratory space requirements and anticipated headcount growth.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $916.2 million, compared to net cash provided by financing activities of $142.7 million for the nine months ended September 30, 2014. Historically, our financing activities primarily included proceeds from the sale of our convertible debt, common stock and employee stock purchases under the ESPP and employee stock option exercises, offset by payments related to our contingent acquisition obligations and convertible debt obligations. The increase in net cash provided by financing activities for the nine months ended September 30, 2015 was primarily attributed to a $770.8 million increase in net proceeds from our January 2015 equity offering compared to the March 2014 equity offering.

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

On October 1, 2015 we entered into a definitive agreement to acquire all global rights to Kuvan and pegvaliase from Merck Serono, with the exception of Kuvan in Japan. Under the terms of the agreement, we will provide Merck with an upfront payment of €340.0 million. We have also agreed to pay Merck Serono additional consideration in future periods up to €185.0 million (undiscounted) in milestones payments if certain pegvaliase regulatory and sales milestones are attained. Previously, we had exclusive rights to Kuvan in the U.S. and Canada and to pegvaliase in the U.S. and Japan. Under the terms of the agreement, we will now have exclusive worldwide rights to Kuvan and pegvaliase with the exception of Kuvan in Japan. The closing of the Merck Serono transaction is subject to the customary closing conditions, including regulatory approval, and we expect to close the transaction in January 2016.

On October 6, 2015, we completed the sale of talazoparib to Medivation, Inc. (Medivation), under which Medivation acquired the worldwide rights to talazoparib in exchange for an upfront payment of $410.0 million and up to an additional $160.0 million upon the achievement of regulatory and sales-based milestones and mid-single digit percentage royalties for talazoparib.

Our $781.6 million (undiscounted) of total convertible debt as of September 30, 2015 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses in the period since inception of our major programs were as follows (in millions):

Since Program
Inception
Vimizim	$392.1
Talazoparib (1)	171.8
Reveglucosidase alfa	193.7
Vosoritide	99.2
Cerliponase alfa	100.2
Pegvaliase	290.5
Kyndrisa	31.5
Mature approved products	429.5
Not allocated to specific major current projects	Not meaningful
(1)

In October 2015, we sold talazoparib to Medivation. Under the Asset Purchase Agreement, Medivation will be responsible for all research, development, regulatory and commercialization activities for all indications on a global basis.

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

 Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations for non-cancelable purchase commitments as of September 30, 2015 are presented in the table below (in millions).

	Payments Due within
				More
	1 Year	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2017 Notes and related interest	$0.3	$32.5	$—	$—	$32.8
2018 Notes and related interest	1.4	5.6	377.8	—	384.8
2020 Notes and related interest	2.8	11.2	11.2	380.6	405.8
Operating leases	2.1	19.4	15.5	0.1	37.1
R&D and purchase commitments	40.1	16.6	2.2	—	58.9
Total	$46.7	$85.3	$406.7	$380.7	$919.4

We are also subject to contingent payments totaling approximately $763.0 million as of September 30, 2015 which are due upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $160.0 million relates to the acquisition of Prosensa and $22.9 million relates to programs that are no longer being developed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2015 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

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

Paragraph IV Notices

As previously disclosed, we received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the U.S. Food and Drug Administration’s (the FDA) Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book).  Additionally, we received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book.  Together with Merck & Cie, we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30-month stay on the approval of each ANDA. In response, DRL and Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

In September 2015, we entered into a settlement agreement with DRL that resolved patent litigation with DRL in the United States related to Kuvan (sapropterin dihydrochloride) 100 mg oral tablets. The settlement with DRL does not affect the case against Par, and the litigation against Par is still pending. The Court has not yet set a date for a claim construction hearing or trial in the litigation against Par.

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

After any of our products receive regulatory approval, they remain subject to ongoing regulation, which can impact, among other things, product labeling, manufacturing practices, adverse event reporting, storage, expiration, distribution, advertising and promotion, record keeping and import and export. If we do not comply with the applicable regulations, the range of possible sanctions includes issuance of warning or untitled letters or adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and other enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues. Further, the FDA often requires post-marketing testing and surveillance to monitor the effects of approved products. The FDA and comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the government authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, the value of our company and our operating results will be adversely affected. Additionally, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased.

Some of our product candidates, including cerliponase alfa, are intended to be used in combination with a delivery device, such as an injector or other delivery system. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval.  The FDA review process and criteria is not a well-established area, which could also lead to delays in the approval process.  In addition, because these delivery devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once approved.

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

As of September 30, 2015, we had cash, cash equivalents and short and long-term investments totaling $1,132.7 million and long-term debt obligations of $781.6 million (undiscounted). In January 2015, we paid $620.7 million for approximately 35 million Prosensa Shares, representing approximately 96.8% of all outstanding Prosensa Shares, and $38.6 million for the options that vested pursuant to the definitive purchase agreement. In February 2015, we completed the Prosensa asset transfer and paid $20.8 million to the remaining Prosensa shareholders. We (through our indirect wholly-owned subsidiaries) funded the acquisition with our available cash balances. We expect to pay up to $160.0 million if certain development milestones are attained. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due 2018 and 1.50% senior subordinated convertible notes due in 2020 (collectively, the Notes) but also the ongoing interest due on the Notes during their term. In March 2014, we completed an offering of 1,500,000 shares of our common stock at a price of $78.45 per share and received net proceeds of $117.5 million. In January 2015, we completed an offering of 9,775,000 shares of our common stock at a price of $93.25 per share and received net proceeds of approximately $888.3 million.  We may require additional financing to fund our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing, if needed, due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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

*If we are unable to successfully develop and maintain manufacturing processes for our drug products to produce sufficient quantities at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program.

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

Although we have entered into contractual relationships with third-party manufacturers to produce the active ingredient in Kuvan, Firdapse and Kyndrisa (formerly referred to as drisapersen), if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. We have contracts for the production of final product for Kuvan, Firdapse and Kyndrisa. We also rely on third-parties for portions of the manufacture of Naglazyme, Aldurazyme and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

It is also unclear whether our trade secrets are adequately protected. Our employees, consultants or contractors may unintentionally or willfully disclose trade secrets to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, as with patent litigation, is expensive and time consuming, requires significant resources and has an unpredictable outcome. In addition, courts outside of the U.S. are sometimes less willing to protect trade secrets. Furthermore, our competitors may independently develop equivalent knowledge, methods and know-how, in which case we would not be able to enforce our trade secret rights against such competitors.

If we are unable to protect our intellectual property, third parties could develop competing products, which could adversely affect our revenue and financial results generally.

*Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as reveglucosidase alfa, vosoritide (formerly referred to as BMN 111) and BMN 270, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:

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

*If we fail to compete successfully with respect to acquisitions, joint ventures or other collaboration opportunities, we may be limited in our ability to develop new products and to continue to expand our product pipeline.

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our former and current product programs have been acquired through acquisitions, such as reveglucosidase alfa and talazoparib (sold to Medivation  in October 2015) and several of our former and current product programs have been developed through licensing or collaborative arrangements, such as Naglazyme, Aldurazyme, Kuvan and Firdapse. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

We own several patents that cover Kuvan (sapropterin dihydrochloride), and we have listed those patents in conjunction with that product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The Hatch-Waxman Act requires an ANDA applicant seeking FDA approval of its proposed generic product prior to the expiration of our Orange Book-listed patents to certify that the applicant believes that our patents are invalid or will not be infringed by the manufacture, use or sale of the drug for which the application has been submitted (a paragraph IV certification) and notify us of such certification (a paragraph IV notice). Upon receipt of a paragraph IV notice, the Hatch-Waxman Act allows us, with proper basis, to bring an action for patent infringement against the ANDA filer, asking that the proposed generic product not be approved until after our patents expire. If we commence a lawsuit within 45 days from receipt of the paragraph IV notice, the Hatch-Waxman Act provides a 30-month stay, during which time the FDA cannot finally approve the generic’s application. If the litigation is resolved in favor of the ANDA applicant during the 30-month stay period, the stay is lifted and the FDA’s review of the application may be completed. The discovery, trial and appeals process in such a lawsuit is costly, time consuming, and may result in generic competition if the ANDA applicant prevails. We have also received three-year Hatch-Waxman exclusivity for a New Patient Population for Kuvan (sapropterin dihydrochloride) that expires in October 2017, including pediatric exclusivity. Thus, depending on the proposed labeling of a generic product, generic versions of Kuvan (sapropterin dihydrochloride) may be prohibited until October 2017, though it is possible that an ANDA applicant could propose to carve out information in the Kuvan labeling protected by the New Patient Population exclusivity and obtain approval earlier.

As previously disclosed, we received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Additionally, we received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the Orange Book.  Together with Merck & Cie, we filed lawsuits against both DRL and Par in the United States District Court for the District of New Jersey alleging patent infringement for our patents relating to Kuvan triggering the automatic 30-month stay on the approval of each ANDA. In response, DRL and Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

As previously disclosed, on September 14, 2015, we entered into a settlement agreement (the Settlement Agreement) with DRL that resolved patent litigation with DRL in the United States described in the above paragraph related to Kuvan (sapropterin dihydrochloride) 100 mg oral tablets.  Under the terms of the Settlement Agreement, we will grant DRL a non-exclusive license to its patents related to Kuvan to allow DRL to market a generic version of sapropterin dihydrochloride 100mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from September 18, 2015, or earlier under certain circumstances.

The settlement with DRL does not affect the case against Par, and the litigation against Par is still pending.  The Court has not yet set a date for a claim construction hearing or trial in the litigation against Par.

The filing of DRL’s and Par’s purported ANDAs in respect to Kuvan (sapropterin dihydrochloride) could have an adverse impact on our stock price, and litigation to enforce our patents is likely to cost a substantial amount and require significant management attention. If the patents covering Kuvan (sapropterin dihydrochloride) and its use are not upheld in litigation, or if Par is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations.  Moreover, generic competition from DRL following the settlement described above could have a material adverse effect on our revenue and results of operations.

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

*If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human pharmaceuticals. We currently maintain insurance against product liability lawsuits for the commercial sale of our products and for the clinical trials of our product candidates. Pharmaceutical companies must balance the cost of insurance with the level of coverage based on estimates of potential liability. Historically, the potential liability associated with product liability lawsuits for pharmaceutical products has been unpredictable. Although we believe that our current insurance is a reasonable estimate of our potential liability and represents a commercially reasonable balancing of the level of coverage as compared to the cost of the insurance, we may be subject to claims in connection with our clinical trials and commercial use of our products and product candidates for which our insurance coverage may not be adequate and we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we may incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercialization of our product programs.

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

For each of the three and nine months ended September 30, 2015, 4% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 8% of our total accounts receivable as of September 30, 2015 related to such countries and we have included an allowance for doubtful accounts for certain accounts receivable from Greece. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

*Risks Related to our Pending Acquisition of Rights to Kuvan and Pegvaliase (the Phenylketonuria (PKU) Franchise) from Merck Serono

* If the pending transaction with Merck Serono is completed and we are unable to successfully integrate the expanded PKU franchise into our existing business operations, our business could be adversely affected.

We will need to successfully integrate the PKU franchise rights we expect to acquire from Merck Serono with our other business operations. Previously, we had exclusive rights to Kuvan in the United States and Canada and to pegvaliase in the United States and Japan. After the closing of the transaction with Merck Serono, we will have exclusive worldwide rights to Kuvan and pegvaliase, with the exception of Kuvan in Japan. Integrating the expanded PKU business with our existing business will be a complex and time-consuming process. There may be substantial difficulties, costs and delays involved in any integration of the expanded PKU business with that of our existing operations. These may include:

•	distracting management from day-to-day operations;
•	an inability to achieve synergies as planned;
•	changes in the acquired rights due to potential divestitures or other requirements imposed by antitrust regulators;
•	costs and delays in transitioning activities from Merck Serono, particularly with respect to the transfer of the Kuvan marketing authorizations;
•	impact of unforeseen country level regulatory changes, delays and actions;
•	difficulties in establishing distribution arrangements for Kuvan in all territories;
•	reliance on Merck Serono to provide critical transition services for sales and distribution of Kuvan until marketing authorizations can be transferred in all countries;
•	difficulties with respect to the timing and results of ongoing and future clinical trials of pegvaliase;
•	an inability to manufacture both Kuvan and pegvaliase (pending regulatory approval) in the quantity and configuration required for each jurisdiction and intended use; and
•	increased challenges in managing our business due to the global expansion of the PKU franchise.

Many of these risks may be accentuated because the acquired rights relate to activities outside of the U.S. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. Achieving anticipated synergies and the potential benefits underlying our reasons for the acquisition will depend on successful integration of the PKU franchise rights. The failure to integrate the expanded PKU business successfully would have a material adverse effect on our business, financial condition and results of operations.

*The actual impact of the acquisition of the PKU franchise rights on our financial results may be worse than the assumptions we have used.

Even if the integration of the PKU franchise rights is successful, we have made certain assumptions relating to the impact on our financial results in respect of the acquisition. These assumptions relate to numerous matters, including:

•	the amount of goodwill and intangible assets that will result from the acquisition;
•	acquisition costs, including transaction and integration costs; and
•	other financial and strategic risks of the acquisition.

Irrespective of our assumptions, we may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect us following the acquisition. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the acquisition may not be realized.

*We will incur significant transaction and integration costs in connection with the acquisition of the PKU franchise rights.

We have incurred significant transaction costs related to the acquisition of the PKU franchise rights, and will continue to incur such costs through the closing of the transaction. In addition, the combined business will incur integration costs following the completion of the acquisition as we integrate the expanded PKU business with our other businesses. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset over time these transaction and integration costs, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.

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

The actual impact of the acquisition of Prosensa on our capital structure and financial results may be worse than the assumptions we have used.

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

We may have exposure to additional tax liabilities as a result of the acquisition of Prosensa.

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

We are subject to a variety of additional risks as a result of the acquisition of Prosensa that may negatively impact our operations.

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

We will incur significant transaction, integration and restructuring costs in connection with the acquisition of Prosensa.

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

Prosensa depends heavily on the success of Kyndrisa, formerly referred to as drisapersen. Kyndrisa is still in clinical development. If we are unable to commercialize Kyndrisa or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

Our ability to generate product revenues from Prosensa will depend heavily on the successful development and eventual commercialization of Kyndrisa.

In September 2013, Prosensa announced that the Phase 3 clinical trial of Kyndrisa did not meet its primary endpoint. Although we believe that the collective data from Prosensa’s various Phase 2 and Phase 3 clinical trials of Kyndrisa, including retrospective and subgroup analyses, provide strong support for concluding that Kyndrisa showed clinically meaningful improvements over placebo in these trials, we cannot be sure that Prosensa’s data will be sufficient to satisfy the EMA or the FDA. We may need to conduct additional clinical trials at significant delay and cost or abandon development of Kyndrisa altogether.

Even if we receive regulatory approval for and are able to commercialize Kyndrisa, our success will be subject to the following risks:

•	we may not achieve market acceptance of Kyndrisa by physicians, patients and third-party payers;
•	Kyndrisa may not have an acceptable safety profile following approval;
•	we may not be able to manufacture Kyndrisa in compliance with requirements of the EMA, the FDA and similar regulatory agencies in commercial quantities sufficient to meet market demand;
•	we may not achieve sufficient pricing for Kyndrisa to compensate for future development and commercialization costs and to recoup our cost to acquire Prosensa;
•	we may not compete successfully with any alternative therapies for Duchenne muscular dystrophy (DMD); and
•	we may not successfully enforce and defend our intellectual property rights and claims.

The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.

Our conclusions regarding the efficacy of Kyndrisa are based on retrospective analyses of the results of Prosensa’s clinical trials, and these analyses may be considered less reliable indicators of efficacy than pre-specified analyses.

After determining that it did not achieve the primary efficacy endpoint in the completed Phase 3 clinical trial of Kyndrisa, Prosensa performed retrospective and subgroup analyses of the Phase 3 clinical trial and prior Phase 2 clinical trials of Kyndrisa that we believe provide strong support for concluding that Kyndrisa showed clinically meaningful improvements over placebo in these trials. Although Prosensa believed that these additional analyses were warranted, a retrospective analysis performed after unblinding trial results can result in the introduction of bias if the analysis is inappropriately tailored or influenced by knowledge of the data and actual results. Because of these limitations, regulatory authorities typically give greatest weight to results from pre-specified analyses and less weight to results from post-hoc, retrospective analyses. Thus, this increases the likelihood that we will have to conduct an additional clinical trial or trials of Kyndrisa before we can apply for marketing approval.

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

In the last several years, the six-minute walk test (6MWT) has been used in several trials of product candidates for patients with DMD, and is accepted by U.S. and European regulators to be an appropriate primary outcome measure for DMD trials. Because of the limited clinical experience in this indication however, regulators have not yet established what difference in the six-minute walk distance (6MWD) is required to be demonstrated in a clinical trial of a DMD therapy in order to signify a clinically meaningful result and/or obtain regulatory approvals. As a result, it is not clear what is required in terms of 6MWD or other end points to obtain regulatory approval for Kyndrisa and our other product candidates acquired from Prosensa. If we are required to conduct additional clinical trials of Kyndrisa, the design of such trials could be subject to such uncertainties.

We could also face similar challenges in designing clinical trials and obtaining regulatory approval for future product candidates, including any that we may develop for myotonic dystrophy or Huntington’s disease because there is also limited historical clinical trial experience for the development of drugs to treat these diseases.

Risks Related to Ownership of Our Securities

*Our stock price may be volatile, and an investment in our stock could suffer a decline in value.

Our valuation and stock price since the beginning of trading after our initial public offering have had no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	manufacturing, supply or distribution of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	progress of our integration of Prosensa and the PKU franchise rights to be acquired from Merck Serono;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	results relating to our lawsuit against Par to protect our patents relating to Kuvan and generic competition to Kuvan relating to our settlement with DRL;
•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•	actual or anticipated fluctuations in our operating results; and
•	changes in company assessments or financial estimates by securities analysts.

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

10.1

Asset Purchase Agreement between BioMarin Pharmaceutical Inc. and Medivation, Inc., dated August 21, 2015, previously filed with the SEC on October 7, 2015 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

10.2*

Settlement and License Agreement among BioMarin Pharmaceutical Inc., Merck & Cie, Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., dated September 14, 2015. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 2, 2015	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

10.1

Asset Purchase Agreement between BioMarin Pharmaceutical Inc. and Medivation, Inc., dated August 21, 2015, previously filed with the SEC on October 7, 2015 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

10.2*

Settlement and License Agreement among BioMarin Pharmaceutical Inc., Merck & Cie, Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd., dated September 14, 2015. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.