Form 10-Q
period 2016-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2016-05-02
CIK 1048477

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 162,322,439 shares of common stock, par value $0.001, outstanding as of April 22, 2016.

BIOMARIN PHARMACEUTICAL INC.

KysdrisaTM is our trademark. BioMarin®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(In thousands of U.S. dollars, except share amounts)

	March 31,	December 31,
	2016	2015(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$270,453	$397,040
Short-term investments	186,400	195,579
Accounts receivable, net (allowance for doubtful accounts: $167 and $93, at March 31, 2016 and December 31, 2015, respectively)	180,751	164,959
Inventory	296,979	271,683
Other current assets	58,207	60,378
Total current assets	992,790	1,089,639
Noncurrent assets:
Long-term investments	314,404	425,652
Property, plant and equipment, net	716,916	704,207
Intangible assets, net	1,177,232	683,996
Goodwill	197,039	197,039
Deferred tax assets	243,212	220,191
Other assets	25,400	408,644
Total assets	$3,666,993	$3,729,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$290,562	$392,511
Short-term contingent acquisition consideration payable	97,449	52,946
Total current liabilities	388,011	445,457
Noncurrent liabilities:
Long-term convertible debt, net	668,009	662,286
Long-term contingent acquisition consideration payable	135,275	32,663
Deferred tax liabilities	143,527	143,527
Other long-term liabilities	41,935	44,588
Total liabilities	1,376,757	1,328,521
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2016 and December 31, 2015: 162,243,016 and 161,526,044 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	163	162
Additional paid-in capital	3,410,297	3,414,837
Company common stock held by Nonqualified Deferred Compensation Plan	(13,560)	(13,616)
Accumulated other comprehensive income	47	21,033
Accumulated deficit	(1,106,711)	(1,021,569)
Total stockholders’ equity	2,290,236	2,400,847
Total liabilities and stockholders’ equity	$3,666,993	$3,729,368
(1)

December 31, 2015 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the SEC) on February 29, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2016 and 2015

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Net product revenues	$235,357	$201,312
Collaborative agreement revenues	233	376
Royalty, license and other revenues	1,146	1,232
Total revenues	236,736	202,920
OPERATING EXPENSES:
Cost of sales	43,118	30,998
Research and development	158,793	142,074
Selling, general and administrative	105,300	92,806
Intangible asset amortization and contingent consideration	10,442	2,902
Total operating expenses	317,653	268,780
LOSS FROM OPERATIONS	(80,917)	(65,860)
Equity in the loss of BioMarin/Genzyme LLC	(135)	(150)
Interest income	1,571	683
Interest expense	(9,843)	(9,462)
Debt conversion expense	—	(163)
Other income	198	249
LOSS BEFORE INCOME TAXES	(89,126)	(74,703)
Benefit from income taxes	(3,984)	(7,202)
NET LOSS	$(85,142)	$(67,501)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.53)	$(0.43)
Weighted average common shares outstanding, basic and diluted	161,548	157,612

COMPREHENSIVE LOSS	$(106,128)	$(51,148)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTOF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2016

(In thousands of U.S. dollars)

(Unaudited)

				Company
				Common
				Stock
				Held by
				Nonqualified	Accumulated
			Additional	Deferred	Other		Total
	Common stock		Paid-in	Compensation	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Plan	Income (Loss)	Deficit	Equity
Balance at December 31, 2015	161,526	$162	$3,414,837	$(13,616)	$21,033	$(1,021,569)	$2,400,847
Net loss						(85,142)	(85,142)
Other comprehensive loss					(20,986)		(20,986)
Exercise of common stock options	114		3,521				3,521
Excess tax benefit from stock option exercises			99				99
Restricted stock vested during the period, net	524	1	(40,789)				(40,788)
Conversion of convertible notes, net	79		1,614				1,614
Common stock held by Nonqualified Deferred Compensation Plan (the NQDC)				56			56
Stock-based compensation			31,015				31,015
Balance at March 31, 2016	162,243	$163	$3,410,297	$(13,560)	$47	$(1,106,711)	$2,290,236

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,142)	$(67,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,244	10,817
Non-cash interest expense	7,337	7,000
Accretion of discount on investments	309	417
Stock-based compensation	30,177	22,692
Deferred income taxes	(19,277)	(7,800)
Excess tax benefit from stock option exercises	(99)	(527)
Unrealized foreign exchange gain on forward contracts	(6,526)	(5,686)
Non-cash changes in the fair value of contingent acquisition consideration payable	2,936	282
Other	526	(130)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,044)	(26,789)
Inventory	(11,803)	(19,344)
Other current assets	2,399	(3,522)
Other assets	(1,232)	330
Accounts payable and accrued liabilities	(90,744)	(57,236)
Other long-term liabilities	(4,614)	9,186
Net cash used in operating activities	(171,553)	(137,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(45,204)	(43,832)
Maturities and sales of investments	181,267	124,137
Purchase of available-for-sale investments	(58,914)	(288,431)
Purchase of promissory note	(150)	(3,326)
Business acquisitions, net of cash acquired	—	(538,392)
Other	—	(1,027)
Net cash provided by (used in) investing activities	76,999	(750,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and Employee Stock Purchase Plan (the ESPP)	3,521	28,026
Taxes paid related to net share settlement of equity awards	(40,788)	(735)
Proceeds from public offering of common stock, net	—	888,257
Excess tax benefit from stock option exercises	99	527
Other	3	(1,284)
Net cash provided by (used in) financing activities	(37,165)	914,791
Effect of exchange rate changes on cash	5,132	(1,025)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,587)	25,084
Cash and cash equivalents:
Beginning of period	$397,040	$875,486
End of period	$270,453	$900,570
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	73,215	1,358
Stock-based compensation capitalized into inventory	2,469	2,480
Depreciation capitalized into inventory	2,617	3,580
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(14,788)	(20,985)
Conversion of convertible debt	—	8,133
Accrual for inventory purchases related to the acquisition of the Merck PKU Business	2,436	—

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

The Company is subject to a number of risks, including: the financial performance of its approved products; the potential need for additional financings; the Company’s ability to successfully commercialize its approved product candidates; the uncertainty of the Company’s research and development (R&D) efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the United States (U.S.) generally accepted accounting principles (U.S. GAAP) for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q, and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to the Company.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. ASU 2016-09 will be effective for the Company’s fiscal year beginning January 1, 2017 unless it elects early adoption. The Company is currently evaluating the potential impact the adoption of ASU 2016-09 will have on its consolidated financial statements and has not elected to early adopt the amendments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The amended guidance requires balance sheet recognition of lease assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 unless it elects early adoption. The amendments require a modified retrospective approach with optional practical expedients. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its consolidated financial statements and has not elected to early adopt ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018 unless it elects the earlier date of January 1, 2017. In March 2016, the FASB issued ASU 2016-08 to help provide interpretive clarifications on the new guidance for ASC Topic 606. In April 2016, the FASB issued ASU 2016-10 to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard.

(5) ACQUISITIONS

The Merck PKU Business

On October 1, 2015 the Company entered into a Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement), to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), between the Company and Merck Serono, including the license to Kuvan granted in the License Agreement from the Company to Merck Serono. Also on October 1, 2015, the Company and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase granted in the License Agreement from the Company to Merck Serono. On January 1, 2016, pursuant to the A&R Kuvan Agreement and the Pegvaliase Agreement, the Company completed the acquisition from Merck Serono and its affiliates of certain rights and other assets with respect to Kuvan and pegvaliase (the Merck PKU Business). As a result, the Company acquired all global rights to Kuvan and pegvaliase from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the U.S. and Canada and pegvaliase in the U.S. and Japan. In connection with the acquisition of Merck PKU Business, the Company recognized transaction costs of $0.4 million, of which $0.3 million and $0.1 million, respectively, were recognized in the year ended December 31, 2015 and the three months ended March 31, 2016.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.2 million, in cash, and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met. Merck Serono transferred certain inventory, regulatory materials and approvals, and intellectual property rights to the Company and will perform certain transition services for the Company.

The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to pegvaliase. The License Agreement will continue in effect in order to complete the transfer of certain assets related to Kuvan, the majority of which occurred in January 2016. Accordingly, as of March 31, 2016, the Company continues to rely on Merck Serono to provide critical transition services for the sales and distribution of Kuvan until marketing authorizations can be transferred in approximately 12 remaining countries, but in no event later than December 31, 2016.

Prior to the consummation of the transactions described above, the Company sold Kuvan to Merck Serono at a price near its manufacturing costs, and Merck Serono resold the product to end users outside the U.S., Canada and Japan. The royalty earned by the Company from Kuvan product sold by Merck Serono was included as a component of Net Product Revenues in the period earned.

Kuvan is a commercialized product for the treatment of patients with phenylketonuria (PKU). Pegvaliase is currently in registration-enabling pivotal studies as a potential therapeutic option for adult patients with PKU. Kuvan has Orphan Drug exclusivity in Europe until 2020 and pegvaliase has Orphan Drug designation in the U.S. and European Union (EU).

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase in-process research and development (IPR&D) acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable at March 31, 2016. See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Condensed Consolidated Balance Sheet.

The following table presents the preliminary allocation of the purchase consideration for the Merck PKU Business acquisition, including the contingent acquisition consideration payable, based on the acquisition date fair value:

Cash payments	$374,192
Estimated fair value of contingent acquisition consideration payable	138,974
Total consideration	$513,166

Kuvan intangible assets	$173,486
Pegvaliase IPR&D	327,350
Inventory	12,330
Total identifiable assets acquired	$513,166

The amount allocated to the Kuvan intangible assets is considered to be finite-lived and will be amortized on a straight-line basis over its estimated useful life through 2024.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The amount allocated to acquired pegvaliase IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the reduction in the fair value of the IPR&D assets below their respective carrying amounts. When development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point. See Note 8 to these Condensed Consolidated Financial Statements for further discussion of the indefinite-lived intangible assets.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Merck PKU Business as if the acquisition occurred on January 1, 2015. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2015.

Three Months Ended March 31,
2015
Total revenues	$218,798
Net loss	$(61,281)
Net loss per share, basic and dilutive	$(0.39)
Weighted average common shares outstanding, basic and diluted	157,612

(6) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt. The table below presents the shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of shares):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	10,884	11,109
Common stock issuable under the 2017 Notes	1,464	1,567
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966
Unvested restricted stock units	1,529	1,557
Potentially issuable common stock for ESPP purchases	151	223
Common stock held by the NQDC	238	213
Total number of potentially issuable shares	22,232	22,635

The effect of the Company’s 0.7% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) were excluded from the diluted net loss per common share because they may be settled in cash or shares at the Company’s option and the Company’s current intention is to settle up to the principal amount of the converted notes in cash and any excess conversion value (conversion spread) in shares of the Company’s common stock. As a result, during the three months ended March 31, 2016 and 2015, the Notes had no effect on diluted net loss per share as the Company’s stock price did not exceed the conversion price of $94.15 per share for the Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(7) INVESTMENTS

All investments were classified as available-for-sale at March 31, 2016 and December 31, 2015. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2016 and December 31, 2015 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at March 31, 2016
Certificates of deposit	$11,517	$—	$—	$11,517
Corporate debt securities	321,358	1,161	(164)	322,355
Commercial paper	6,247	—	—	6,247
U.S. government agency securities	160,376	210	(25)	160,561
Greek government-issued bonds	47	77	—	124
Total	$499,545	$1,448	$(189)	$500,804

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2015
Certificates of deposit	$63,919	$1	$—	$63,920
Corporate debt securities	358,625	20	(732)	357,913
Commercial paper	12,733	—	—	12,733
U.S. government agency securities	186,882	—	(344)	186,538
Greek government-issued bonds	48	79	—	127
Total	$622,207	$100	$(1,076)	$621,231

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets that are collectively considered strategic investments. As of March 31, 2016, the fair value of the Company’s marketable equity securities was $8.1 million, which included an unrealized gain of $2.8 million. As of December 31, 2015, the fair value of the Company’s marketable equity securities was $18.1 million, which included an unrealized gain of $12.7 million. These investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	March 31,	December 31,
	2016	2015
Maturing in one year or less	$186,400	$195,579
Maturing after one year through five years	314,404	425,652
Total	$500,804	$621,231

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2016, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2016	2015
Intangible assets:
Finite-lived intangible assets	$302,595	$129,572
Indefinite-lived intangible assets	935,361	607,548
Gross intangible assets:	1,237,956	737,120
Less: Accumulated amortization	(60,724)	(53,124)
Net carrying value	$1,177,232	$683,996

Indefinite-Lived Intangible Assets

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

See Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to the Company’s intangible assets.

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2016	2015
Building and improvements	$500,299	$442,100
Manufacturing and laboratory equipment	201,168	145,313
Computer hardware and software	118,563	113,442
Leasehold improvements	44,074	44,247
Furniture and equipment	24,714	22,817
Land improvements	4,881	4,881
Land	45,727	45,727
Construction-in-progress	71,607	164,283
	1,011,033	982,810
Less: Accumulated depreciation	(294,117)	(278,603)
Total property, plant and equipment, net	$716,916	$704,207

Construction in-process primarily includes costs related to the Company’s significant in-process projects at its campus in Marin County, California, and its manufacturing facility in Shanbally, Cork, Ireland.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $15.7 million and $11.5 million, respectively, of which $2.6 million and $3.6 million, respectively, was capitalized into inventory.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three months ended March 31, 2016 and 2015 was insignificant.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$44,973	$46,115
Work-in-process	163,333	150,289
Finished goods	88,673	75,279
Total inventory	$296,979	$271,683

In the first quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to Vimizim production. As of March 31, 2016 the value of the qualification campaign was $15.5 million as of March 31, 2016 and which was capitalized as inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Vimizim production, should that occur, the value of the inventory would be expensed at that time.

Other Assets consisted of the following:

	March 31,	December 31,
	2016	2015
Deposit for business acquisition	$—	$371,756
Deposits	8,720	8,606
Strategic investments	8,142	18,056
Long-term forward foreign currency exchange contract assets	734	3,533
Other	7,804	6,693
Total other assets	$25,400	$408,644

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts payable and accrued operating expenses	$152,860	$179,294
Accrued compensation expense	45,031	78,424
Accrued rebates payable	34,158	32,553
Accrued vacation expense	19,696	16,921
Accrued royalties payable	10,787	10,412
Value added taxes payable	10,437	6,377
Accrued income taxes	1,593	59,572
Other	16,000	8,958
Total accounts payable and accrued liabilities	$290,562	$392,511

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(11) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2016		December 31, 2015
Convertible Notes due 2020	$374,993		$374,993
Unamortized discount	(62,483)		(65,478)
Unamortized deferred offering costs	(5,889)		(6,210)
Convertible Notes due 2020, net		306,621		303,305
Convertible Notes due 2018	374,980		374,980
Unamortized discount	(38,387)		(41,904)
Unamortized deferred offering costs	(4,933)		(5,415)
Convertible Notes due 2018, net		331,660		327,661
Convertible Notes due 2017	29,816		31,430
Unamortized deferred offering costs	(88)		(110)
Convertible Notes due 2017, net		29,728		31,320
Total convertible debt, net		$668,009		$662,286

Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (1)		$441,884		$502,701
Convertible Notes due in 2018 (1)		435,033		482,584
Convertible Notes due in 2017 (1)		119,780		162,016
Total		$996,697		$1,147,301
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2016	2015
Coupon interest	$2,506	$2,462
Amortization of issuance costs	825	826
Accretion of debt discount	6,512	6,174
Total interest expense on convertible debt	$9,843	$9,462

During the three months ended March 31, 2015, the Company entered into three separate agreements with existing holders of its senior subordinated notes due in 2017 (the 2017 Notes) pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling $0.2 million in the aggregate, of which $0.2 million was recognized in total as Debt Conversion Expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2015.

See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(12) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound and the Brazilian Real.

The Company designates certain of these forward foreign currency exchange contracts as hedging instruments and enters into some forward foreign currency exchange contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the U.S. dollar. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below. See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of forward foreign currency exchange contracts.

At March 31, 2016, the Company had 230 forward foreign currency exchange contracts outstanding to sell a total of 283.4 million Euros, 131 forward foreign currency exchange contracts outstanding to purchase 104.0 million Euros, 18 forward foreign currency exchange contracts outstanding to sell 9.4 million Canadian Dollars, 9 forward foreign currency exchange contracts outstanding to sell 29.4 billion Colombian Pesos, and one forward foreign currency exchange contract to sell 30.0 million Reais with expiration dates ranging from April 2016 through February 2019. These hedges were entered into in order to protect against the fluctuations in revenue and operating expenses associated with foreign currency-denominated cash flows. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in currencies other than the U.S. dollar related to changes in foreign currency exchange rates.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative (SG&A) expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2016, the Company had 17 outstanding forward foreign currency exchange contracts to sell 73.6 million Euros, 22 outstanding forward foreign currency contracts to purchase 55.9 million Euros and one outstanding forward foreign currency exchange contract to sell 5.4 million British Pounds, which were not designated as hedges for accounting purposes, with expiration dates ranging from April 2016 through July 2018.

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through February 2019. Over the next twelve months, the Company expects to reclassify $1.1 million from accumulated other comprehensive income to earnings as the forecasted revenue and operating expense transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2016		March 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$6,912	Accounts payable and accrued liabilities	$5,993
Forward foreign currency exchange contracts	Other assets	734	Other long- term liabilities	4,004
Total		7,646		9,997
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	46	Accounts payable and accrued liabilities	1,007
	Other assets	—	Other long- term liabilities	—
Total		46		1,007
Total value of derivative contracts		$7,692		$11,004

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,478	Accounts payable and accrued liabilities	$1,986
Forward foreign currency exchange contracts	Other assets	3,533	Other long- term liabilities	3,057
Total		14,011		5,043
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	—	Accounts payable and accrued liabilities	22
Total		—		22
Total value of derivative contracts		$14,011		$5,065

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(8,481)	$13,776
Net gain reclassified from accumulated OCI into earnings (2)	3,327	4,739
Net gain recognized in net loss (3)	4,663	141
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$(2,260)	$7,800
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

At March 31, 2016 and December 31, 2015, accumulated other comprehensive income associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $2.5 million and a gain of $13.6 million, respectively.

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

	Fair Value Measurements at March 31, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$261,236	$—	$—	$261,236
Money market instruments	—	9,217	—	9,217
Total cash and cash equivalents	261,236	9,217	—	270,453
Available-for-sale securities:
Short-term:
Certificates of deposit	—	5,585	—	5,585
Corporate debt securities	—	74,504	—	74,504
Commercial paper	—	6,247	—	6,247
U.S. government agency securities	—	100,064	—	100,064
Long-term:
Certificates of deposit	—	5,932	—	5,932
Corporate debt securities	—	247,851	—	247,851
U.S. government agency securities	—	60,497	—	60,497
Greek government-issued bonds	—	124	—	124
Total available-for-sale securities	—	500,804	—	500,804
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	170	—	170
Forward foreign currency exchange contract(1)	—	6,958	—	6,958
Restricted investments (2)	—	7,350	—	7,350
Total other current assets	—	14,478	—	14,478
Other assets:
Nonqualified Deferred Compensation Plan assets	—	7,464	—	7,464
Forward foreign currency exchange contract(1)	—	734	—	734
Strategic investment (3)	8,142	—	—	8,142
Total other assets	8,142	8,198	—	16,340
Total assets	$269,378	$532,697	$—	$802,075
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$789	$170	$—	$959
Forward foreign currency exchange contract (1)	—	7,000	—	7,000
Contingent acquisition consideration payable	—	—	97,449	97,449
Total current liabilities	789	7,170	97,449	105,408
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	18,823	7,464	—	26,287
Forward foreign currency exchange contract (1)	—	4,004	—	4,004
Contingent acquisition consideration payable	—	—	135,275	135,275
Total other long-term liabilities	18,823	11,468	135,275	165,566
Total liabilities	$19,612	$18,638	$232,724	$270,974

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$290,731	$—	$—	$290,731
Money market instruments	—	106,309	—	106,309
Total cash and cash equivalents	290,731	106,309	—	397,040
Available-for-sale securities:
Short-term:
Certificates of deposit	—	56,951	—	56,951
Corporate debt securities	—	42,673	—	42,673
Commercial paper	—	12,733	—	12,733
U.S. government agency securities	—	83,222	—	83,222
Long-term:
Certificates of deposit	—	6,969	—	6,969
Corporate debt securities	—	315,240	—	315,240
U.S. government agency securities	—	103,316	—	103,316
Greek government-issued bonds	—	127	—	127
Total available-for-sale securities	—	621,231	—	621,231
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	440	—	440
Forward foreign currency exchange contract(1)	—	10,478	—	10,478
Restricted investments (2)	—	7,348	—	7,348
Total other current assets	—	18,266	—	18,266
Other assets:
Nonqualified Deferred Compensation Plan assets	—	6,362	—	6,362
Forward foreign currency exchange contract (1)	—	3,533	—	3,533
Strategic investment (3)	18,056	—	—	18,056
Total other assets	18,056	9,895	—	27,951
Total assets	$308,787	$755,701	$—	$1,064,488
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$1,151	$440	$—	$1,591
Forward foreign currency exchange contract(1)	—	2,008	—	2,008
Contingent acquisition consideration payable	—	—	52,946	52,946
Total current liabilities	1,151	2,448	52,946	56,545
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	24,341	6,362	—	30,703
Forward foreign currency exchange contract (1)	—	3,057	—	3,057
Contingent acquisition consideration payable	—	—	32,663	32,663
Total other long-term liabilities	24,341	9,419	32,663	66,423
Total liabilities	$25,492	$11,867	$85,609	$122,968
(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at March 31, 2016 and December 31, 2015 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(3)

The Company has investments in marketable equity securities measured using quoted prices in an active market that are considered strategic investments. See Note 7 to these Condensed Consolidated Financial Statements for additional discussion regarding the Company’s strategic investments.

There were no transfers between levels during the three months ended March 31, 2016.

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

The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 7 to these Condensed Consolidated Financial Statements for further information regarding the Company’s financial instruments.

Liabilities measured at fair value using Level 3 inputs consisted of contingent acquisition consideration payable and asset retirement obligations.

The Company’s contingent acquisition consideration payable is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions, will be recorded in Intangible Asset Amortization and Contingent Consideration in the Company’s Consolidated Statements of Comprehensive Loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probabilities.

Contingent acquisition consideration payable at December 31, 2015	$85,609
Addition of contingent acquisition consideration payable related to the purchase of the Merck PKU Business	138,974
Changes in the fair value of contingent acquisition consideration payable	2,936
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	5,205
Contingent acquisition consideration payable at March 31, 2016	$232,724

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

Asset retirement obligations at December 31, 2015	$4,704
Accretion expense	2
Reversals	(250)
Asset retirement obligations at March 31, 2016	$4,456

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(14) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan), the ESPP, the 2014 Inducement Plan and the 2012 Inducement Plan. The 2012 Inducement Plan expired in May 2013 and the 2014 Inducement Plan expired in June 2015. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the Board), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, and as of March 31, 2016 the Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan, the 2014 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility	36 – 44%	44 – 45%
Dividend yield	0.0%	0.0%
Expected life	6.5 - 8.1 years	7.0 years
Risk-free interest rate	1.5 – 2.1%	1.5 – 2.0%

During the three months ended March 31, 2016, the Company granted options to purchase 715,540 shares of common stock with a weighted average fair value of $41.67 per share.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended March 31, 2016.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2016, the Company granted 1,118,734 RSUs with a weighted average fair value of $83.30 per share.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

During 2012 and 2011, pursuant to the approval of the Board, the Company granted 860,000 RSU awards with performance and market-based vesting conditions (the 2011/2012 Base RSUs) under the Share Incentive Plan and the 2012 Inducement Plan to certain executive officers. The 2011/2012 Base RSUs had a weighted-average grant date fair value of $34.66 and vested on February 29, 2016, based upon the achievement of the Vimizim approval and the 2015 revenue goal. The Company determined the number of Base RSUs that were earned on the vesting date (the Earned RSUs) and to determine the total number of RSUs to be awarded the Earned RSUs were multiplied by the Total Shareholder Return multiplier of 124% resulting in the issuance of 799,800 shares on February 29, 2016. Stock-based compensation expense for this award was recognized over the service period beginning in the period the Company determined the achievement of the strategic performance goal or goals were probable.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Unit Awards with Performance Conditions

On March 15, 2016, pursuant to Board approval, the Company granted 130,310 RSU awards with performance-vesting conditions (the 2016 Base RSUs) under the Share Incentive Plan to certain executive officers. The vesting of the 2016 Base RSUs under this specific grant is contingent upon the achievement of a 2016 revenue target and a three-year service period. The number of RSUs to be awarded from the 2016 Base RSUs upon achievement of the performance condition shall be calculated by multiplying the 2016 Base RSUs by a revenue multiplier (determined based on the Company’s performance against the revenue target), which could range between 80% to 120%.

Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2016 Base RSUs was determined to be $83.43 per RSU, based on the fair value of the common stock underlying the 2016 Base RSUs on the grant date. The Company evaluated the 2016 revenue target in the context of its current 2016 revenue forecast and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes. As a result, the Company recognized $0.2 million of compensation expense related to these awards during the three months ended March 31, 2016.

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSU awards with performance-vesting conditions (the 2015 Base RSUs) and a three-year service period, under the Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2015 revenue target, the Company applied a multiplier of 111% and issued 64,713 RSU awards with a grant date fair value of $108.36 per RSU. The Company recognized $0.8 million and $0.2 million of compensation expense related to these awards during the three months ended March 31, 2016 and 2015, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2016	2015
Cost of sales	$1,562	$1,348
R&D	13,707	9,930
SG&A	14,908	11,414
Total stock-based compensation expense	$30,177	$22,692

Stock-based compensation of $2.5 million was capitalized into inventory for each of the three months ended March 31, 2016 and 2015. Capitalized stock-based compensation is recognized as Cost of Sales when the related product is sold.

(15) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Consolidated Statement of
Details about AOCI Components	2016	2015	Comprehensive Income (Loss) Classification
Gains on cash flow hedges:
Forward foreign currency exchange contracts	$3,189	$4,739	Net product revenues
Forward foreign currency exchange contracts	4,432	—	SG&A
	$7,621	$4,739	Net loss

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI, net of tax, for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	$13,602	$7,441	$(10)	$21,033
Other comprehensive income (loss) before reclassifications	(8,481)	(7,679)	3	(16,157)
Less net gain reclassified from AOCI	7,621	—	—	7,621
Tax effect	—	2,792	—	2,792
Net current-period other comprehensive income (loss)	(16,102)	(4,887)	3	(20,986)
AOCI balance at March 31, 2016	$(2,500)	$2,554	$(7)	$47

	Three Months Ended March 31, 2015
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2014	$15,906	$11,511	$49	$27,466
Other comprehensive income (loss) before reclassifications	13,776	11,481	(5)	25,252
Less gain reclassified from AOCI	4,739	—	—	4,739
Tax effect	—	(4,160)	—	(4,160)
Net current-period other comprehensive income (loss)	9,037	7,321	(5)	16,353
AOCI balance at March 31, 2015	$24,943	$18,832	$44	$43,819

(16) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue—The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions experience difficulties.

The table below summarizes consolidated net product revenue concentrations based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse which are sold directly by the Company and global sales of Aldurazyme which is marketed by Genzyme Corporation (Genzyme). Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties. Net product revenues from Genzyme consisted of royalties on worldwide net Aldurazyme sales and incremental product transfer revenues.

	Three Months Ended March 31,
	2016	2015
Net product revenues marketed by the Company
United States	39%	35%
Europe	27%	17%
Latin America	8%	21%
Rest of world	19%	18%
Total net product revenue marketed by the Company	93%	91%
Aldurazyme net product revenues marketed by Genzyme	7%	9%
Total net product revenues	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s five largest customers for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Customer A	20%	15%
Customer B (1)	7%	9%
Customer C	—	11%
Customer D	14%	12%
Customer E	10%	—
Total	51%	47%

(1)

Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Net product revenues from Genzyme consisted of royalties on worldwide net Aldurazyme sales and incremental product transfer revenues.

On a consolidated basis, the Company’s two largest customers accounted for 28% and 24% of the March 31, 2016 accounts receivable balance, respectively, compared to December 31, 2015, when the two largest customers accounted for 37% and 18% of the accounts receivable balance. As of March 31, 2016, and December 31, 2015, the accounts receivable balance for the Company’s largest customer included $29.9 million and $36.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the EU. The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. For the three months ended March 31, 2016, the Company’s net product revenues for these countries was 8%. Additionally, approximately 14% of the Company’s outstanding accounts receivable at March 31, 2016 related to such countries.

As of March 31, 2016, the Company’s accounts receivable in certain European countries, specifically Italy, Portugal, Spain and Russia, totaled approximately $25.0 million, of which $1.2 million were greater than 90 days past due.

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

(17) SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2016	2015
Net product revenues by product:
Vimizim	$72,578	$50,622
Naglazyme	65,403	78,167
Kuvan	76,692	50,193
Aldurazyme	16,445	18,243
Firdapse	4,239	4,087
Total net product revenues	$235,357	$201,312

Net product revenues are based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

The following table summarizes total revenues from external customers and collaborative partners by geographic region.

	Three Months Ended March 31,
	2016	2015
Total revenues by geographic region:
United States	$109,503	$90,248
Europe	63,283	41,710
Latin America	18,379	34,818
Rest of world	45,571	36,144
Total revenues	$236,736	$202,920

(18) COMMITMENTS AND CONTINGENCIES

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Paragraph IV Notices

The Company received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying it that Par had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the Food and Drug Administration’s (FDA) Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on March 6, 2015, the Company filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan tablets and seeking an injunction to prevent Par from introducing a generic version of Kuvan tablets that would infringe its patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2017. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

The Court has set a claim construction hearing for May 5, 2016. The Court has not yet set a date for trial in this litigation.

The Company also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying the Company that Par has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of the Company’s patents listed in the FDA's Orange Book. On February 22, 2016, the Company filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe its patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid. The Court has set a scheduling conference for May 4, 2016.

Contingent Payments

As of March 31, 2016, the Company is subject to contingent payments totaling approximately $880.8 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $209.7 million (or €185 million based on the exchange rate of 1.13 USD per Euro in effect on March 31, 2016) relates to the Merck PKU Business acquisition, $80.0 million relates to the Company’s acquisition of Prosensa Holding N.V. (Prosensa) acquisition, and $23.9 million relates to programs that are no longer being developed.

As of March 31, 2016, the Company has recorded $232.7 million of contingent acquisition consideration payable on its Condensed Consolidated Balances Sheets in Short-term and Long-term Contingent Acquisition Consideration Payable, of which $97.4 million is expected to be paid in the next twelve months.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of March 31, 2016, these commitments for the next five years were approximately $52.5 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s approved products.

(19) PROVISION FOR (BENEFIT FROM) INCOME TAXES

The Company has historically computed its interim period provision for (benefit from) income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S forecasted income. As such, the Company has computed the U.S component of the consolidated provision for (benefit from) income taxes for the three months ended March 31, 2016 and 2015 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2016 and 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in the part of this Item 2 entitled “Overview” and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the SEC) on February 29, 2016. You should carefully consider that information before you make an investment decision.

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

Our product portfolio consisted of five approved products and multiple clinical and pre-clinical product candidates. Our approved products are Vimizim (elosulfase alfa), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

Business Developments

During the three months ended March 31, 2016, we continued to grow our commercial business and advance our product pipeline. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. Below is a summary of key business developments in this quarter:

•

In January 2016, we acquired all global rights, with the exception of Japan, to Kuvan and pegvaliase (collectively, the Merck PKU Business) from Ares Trading S.A. (Merck Serono), an indirectly wholly-owned affiliate of Merck KGaA, in exchange for cash payments of $374.2 million. We also agreed to pay Merck Serono up to a maximum of €60.0 million in milestones if certain sales milestones are met and up to a maximum of €125.0 million if certain pegvaliase development milestones are met. See Note 5 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

•	We received Orphan Drug Designation for the first AAV-Factor VIII Gene Therapy, BMN 270, for patients with Hemophilia A from the Federal Drug Administration (FDA) and the European Commission (EC).
•

In April 2016, we announced preliminary data on the first eight patients from our ongoing Phase 1/2 trail of BMN 270, which showed that all high dose patients improved from severe hemophilia to either moderate, mild or normal range in terms of factor levels based on World Federation of Hemophilia criteria.

•	We announced that our pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001) in preliminary results.
•	We announced positive 48-week results from our Phase 1/2 pivotal study of cerliponase alfa for treatment of children with CLN2 Disease, a form of Batten disease.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

•

We announced enrollment of the first patient in a Phase 1/2 trial for BMN 250, an investigational enzyme replacement therapy using a novel fusion of recombinant human alpha-N-acetyglucosaminidase (NAGLU) with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome or mucopolysaccharidosis IIIB (MPS IIIB).

•

In January 2016 the Food and Drug Administration (FDA) issued a complete response letter to our New Drug Application for Kyndrisa for the treatment of Duchenne muscular dystrophy amenable to exon 51 skipping. The FDA concluded that the standard of substantial evidence of effectiveness for Kyndrisa had not been met. Based on the current U.S. development efforts, we recognized an impairment of the Kyndrisa IPR&D assets totaling $198.7 million in the fourth quarter of 2015.

•	We reported total revenues of $236.7 million for the three months ended March 31, 2016 as compared to $202.9 million for the three months ended March 31, 2015.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2016	2015
Total revenues	$236.7	$202.9
Cost of sales	43.1	31.0
Research & Development (R&D) expense	158.8	142.1
Selling, general and administrative (SG&A) expense	105.3	92.8
Intangible asset amortization and contingent consideration expense	10.4	2.9
Net loss	(85.1)	(67.5)
Stock-based compensation expense	30.2	22.7

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Vimizim	$72.6	$50.6
Naglazyme	65.4	78.2
Kuvan	76.7	50.2
Aldurazyme	16.4	18.2
Firdapse	4.3	4.1
Total net product revenues	$235.4	$201.3

Cost of sales includes raw materials, personnel and facility and other costs associated with manufacturing Vimizim, Naglazyme and Aldurazyme at our production facilities. Cost of sales also includes third-party manufacturing costs for the production of the active ingredient in Kuvan and Firdapse and third party production costs related to final formulation and packaging services for all products and cost of royalties payable to third parties for all products.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash, cash equivalents, short-term investments and long-term investments totaled $771.3 million as of March 31, 2016, compared to $1,018.3 million as of December 31, 2015. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies and Estimates

In preparing our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (U.S.) and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2016, was $85.1 million, compared to a net loss of $67.5 million for the three months ended March 31, 2015. The increase in net loss was primarily a result of the following (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Total revenues	$236.7	$202.9	$33.8
Cost of Sales	43.1	31.0	12.1
R&D expense	158.8	142.1	16.7
SG&A expense	105.3	92.8	12.5
Intangible asset amortization and contingent consideration	10.4	2.9	7.5
Other, net	(8.2)	(8.8)	0.6
Provision for (benefit from) income taxes	(4.0)	(7.2)	3.2
Net loss	$(85.1)	$(67.5)	$(17.6)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

A summary of our various commercial products, including key metrics as of March 31, 2016, is provided below:

Commercial Products	Indication	Orphan Drug Exclusivity Expiration U.S.	Orphan Drug Exclusivity Expiration EU
Vimizim	MPS IVA (1)	2021	2024
Naglazyme	MPS VI (2)	Expired	Expired
Kuvan	PKU (3)	Expired	2020
Aldurazyme (4)	MPS I (5)	Expired	Expired
Firdapse	LEMS (6)	NA (8)	2019
(1)	Mucopolysaccharidosis IV Type A (MPS IVA)
(2)	Mucopolysaccharidosis VI (MPS VI)
(3)	Phenylketonuria (PKU)
(4)	The Aldurazyme total product revenue noted above is the total product revenue recognized by us in accordance with the terms of our agreement with Genzyme Corporation (Genzyme).
(5)	Mucopolysaccharidosis I (MPS I)
(6)	Lambert Eaton Myasthenic Syndrome (LEMS)
(7)	Firdapse has not received marketing approval in the U.S. and we have licensed the North American rights to develop and market Firdapse to a third party.

Net product revenues by product were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Vimizim	$72.6	$50.6	$22.0
Naglazyme	65.4	78.2	(12.8)
Kuvan	76.7	50.2	26.5
Aldurazyme	16.4	18.2	(1.8)
Firdapse	4.3	4.1	0.2
Total net product revenues	$235.4	$201.3	$34.1

Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Aldurazyme revenue reported by Genzyme	$52.8	$53.4	$(0.6)

Royalties earned from Genzyme	$21.5	$22.3	$(0.8)
Incremental (previously recognized) Aldurazyme product transfer revenue	(5.1)	(4.1)	(1.0)
Total Aldurazyme net product revenues	$16.4	$18.2	$(1.8)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The FDA and the European Medicines Agency (EMA) granted marketing approval for Vimizim in February 2014 and April 2014, respectively, and Vimizim subsequently received marketing approval in other countries. We began marketing Vimizim immediately following approval in each of these markets. Vimizim net product revenues for the three months ended March 31, 2016 totaled $72.6 million, compared to $50.6 million for the three months ended March 31, 2015. Vimizim net product revenues earned from customers based outside the U.S. during the three months ended March 31, 2016, totaled $49.6 million, compared to $34.6 million during the three months ended March 31, 2015. The increase in Vimizim net product revenues for the three months ended March 31, 2016 was attributable to new patients initiating therapy. The impact of foreign currency exchange rates on Vimizim sales was negative by $1.8 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively. Gross margin (net product revenues less costs of sales, expressed as a percentage of net product revenues) for Vimizim was 85% for the three months ended March 31, 2016 compared to gross margin of 86% for the three months ended March 31, 2015. In future periods, we do not expect Vimizim gross margins to fluctuate significantly.

Naglazyme net product revenues for the three months ended March 31, 2016 totaled $65.4 million compared to $78.2 million for the three months ended March 31, 2015. Naglazyme net product revenues earned from customers based outside the U.S. totaled $54.0 million for the three months ended March 31, 2016, compared to $68.5 million for the three months ended March 31, 2015. The decrease in Naglazyme net product revenues was attributable to the negative impact of foreign currency exchange rates and delays in purchases from certain government entities, offset by new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme during 2015 was negative by $0.8 million for the three months ended March 31, 2016, compared to a negative impact of $3.3 million for the three months ended March 31, 2015. Our gross margin for Naglazyme was 85% for the three months ended March 31, 2016, compared to gross margin of 87% for the three months ended March 31, 2015. In future periods, we do not expect Naglazyme gross margins to fluctuate significantly.

Kuvan net product revenues for the three months ended March 31, 2016 totaled $76.7 million compared to $50.2 million for the three months ended March 31, 2015. Kuvan net product revenues earned from customers based outside North America totaled $16.6 million for the three months ended March 31, 2016. The increase in Kuvan net product revenues was attributable to international Kuvan product sales and new patients initiating therapy. Cost of goods sold for the three months ended March 31, 2016 and 2015 reflect royalties paid to third parties. Our gross margin for Kuvan was 76% for the three months ended March 31, 2016, compared to 83% for the three months ended March 31, 2015. During the first quarter of 2016, the cost of inventory acquired in the Merck PKU Business acquisition included a fair value adjustment, reducing gross margin for those units to a reasonable seller’s profit. We expect the Kuvan inventory purchased from Merck Serono to be depleted in the second quarter of 2016 and Kuvan gross margins are expected to normalize to the mid-eighties in the second half of 2016. Prior to our acquisition of the Merck PKU Business, we earned royalty on Merck Serono’s net sales of Kuvan of 4%.

In 2016, we expect Kuvan net product revenues to increase over 2015 levels as a result of our acquisition of the Merck PKU Business, which was effective January 1, 2016. Kuvan gross margins are not expected to fluctuate significantly in the future. However we expect to see generic competition for Kuvan in the future.

In September 2015, we entered into a settlement agreement with Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (DRL) that resolved patent litigation with DRL in the U.S. related to its abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan 100 mg oral tablets. Under the terms of the settlement agreement, we have granted DRL a non-exclusive license to our Kuvan related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances. The settlement does not affect the case against Par Pharmaceutical, Inc. (Par) with respect to its ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book. Par has also filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Aldurazyme net product revenues for the three months ended March 31, 2016 totaled $16.4 million compared to $18.2 million for the three months ended March 31, 2015. The decrease in Aldurazyme net product revenues was primarily attributable to a decrease in Genzyme-reported Aldurazyme sales. Our gross margin on Aldurazyme was 81% for the three months ended March 31, 2016, compared to gross margin of 79% for the three months ended March 31, 2015. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Cost of Sales

Total cost of sales for the three months ended March 31, 2016 was $43.1 million compared to $31.0 million for the three months ended March 31, 2015. The increase in cost of sales was primarily attributable to the increase in product sales as well as recognition of the fair value adjustment to inventory acquired in the Merck PKU Business acquisition that was sold in the first quarter of 2016.

Research and Development

A summary of our various major development programs, including key metrics as of March 31, 2016, is provided below:

		U.S. Orphan	EU Orphan
Major Products in Development	Target Indication	Designation	Designation	Stage
Kyndrisa	DMD (1)	Yes	Yes	Clinical Phase 3
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3
Reveglucosidase alfa	Pompe (2)	Yes	Yes	Clinical Phase 2/3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 2
Cerliponase alfa	CLN2 (3)	Yes	Yes	Clinical Phase 1/2
BMN 270	Hemophilia A	Yes	Yes	Clinical Phase 1/2
(1)	Duchenne muscular dystrophy (DMD). Kyndrisa was acquired from Prosensa Holding N.V. (Prosensa) in January 2015
(2)	Pompe disease
(3)	CLN2, or late infantile neuronal ceroid lipofuscinosis, is a lysosomal storage disorder primarily affecting the brain
(4)	BMN 270 is an investigational gene therapy for Hemophilia A, also called factor VIII deficiency or classic hemophilia

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

R&D expense increased to $158.8 million for the three months ended March 31, 2016, from $142.1 million for the three months ended March 31, 2015. R&D expense consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Pegvaliase	$19.0	$16.7	$2.3
Kyndrisa	16.4	6.8	9.6
Cerliponase alfa	16.0	9.2	6.8
Reveglucosidase alfa	15.2	16.6	(1.4)
Vosoritide	13.1	8.7	4.4
Vimizim	7.8	12.5	(4.7)
Talazoparib(1)	2.1	18.3	(16.2)
Other approved products	10.2	8.1	2.1
Early stage programs	28.1	13.2	14.9
Other and non-allocated	30.9	32.0	(1.1)
Total	$158.8	$142.1	$16.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(1)	In October 2015, we sold talazoparib to Medivation. For the three months ended March 31, 2016, talazoparib R&D expense primarily related to employee-related wind-down costs.

The increase in pegvaliase, cerliponase alfa, and vosoritide expense was attributable to increased clinical trial activities related to these product candidates. The development expenses for Kyndrisa relate to clinical and European regulatory activities for this product candidate. The increase in development expense related to early development stage programs was primarily attributable to the pre-clinical activity related to BMN 270 and NAGLU. The decrease in talazoparib expenses was due to the completion of the sale to Medivation in the fourth quarter of 2015.

During the remainder of 2016, we expect our R&D spending to increase over 2015 levels due to our Kyndrisa, pegvaliase, reveglucosidase alfa, vosoritide and cerliponase alfa programs progressing in their development. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs, including BMN 270 and NAGLU, and other pre-clinical programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities may be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A expense increased to $105.3 million for the three months ended March 31, 2016 from $92.8 million for the three months ended March 31, 2015. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Sales and marketing (S&M) expense	$53.7	$41.7	$12.0
General and administrative (G&A) expense	51.6	51.1	0.5
Total SG&A expense	$105.3	$92.8	$12.5

	Three Months Ended March 31,
S&M expense by product	2016	2015	Change
Vimizim	$14.3	$13.3	$1.0
Naglazyme	11.5	10.6	0.9
Kuvan	14.5	10.0	4.5
Other and not allocated	13.4	7.8	5.6
Total S&M expense	$53.7	$41.7	$12.0

S&M expense primarily consists of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. We re-acquired the worldwide rights, except for Japan, for Kuvan in January 2016. The increase in Kuvan S&M expense is attributable to this acquisition. We continue to incur S&M expense for Naglazyme and Vimizim as a result of continued expansion of our international and worldwide activities, respectively. The increase in other S&M expense was driven by an increase in the number of sales and marketing employees and pre-commercialization marketing expense for Kyndrisa and cerliponase alfa.

G&A primarily consists of corporate support and other administrative expenses, which increased primarily due to increased employee-related expenses, consulting fees, and information technology expenses, offset by decreased business acquisition costs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense consists of changes in the fair value of contingent acquisition consideration payable in respect of our acquired businesses, impairment loss (if any) on intangible assets and amortization of intangible assets. Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Changes in the fair value of contingent acquisition consideration payable	$2.9	$0.3	$2.6
Amortization of intangible assets	7.5	2.6	4.9
Total intangible asset amortization and contingent consideration	$10.4	$2.9	$7.5

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. During the three months ended March 31, 2016, the majority of the increase in the fair value of the contingent acquisition consideration payable was attributed to development progress of pegvaliase, for which contingent consideration expense was $2.9 million. The increase in amortization of intangible assets was primarily attributable to the amortization of the Kuvan intangible asset acquired from Merck Serono in January 2016.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.6 million for the three months ended March 31, 2016, compared to $0.7 million for the three months ended March 31, 2015. We do not expect future interest income to fluctuate significantly over the next twelve months.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Coupon interest	$2.5	$2.5	$—
Amortization of issuance costs	0.8	0.8	—
Accretion of discount on convertible notes	6.5	6.2	0.3
Total interest expense	$9.8	$9.5	$0.3

Interest expense consisted of amounts related to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt. We do not expect future interest expense to fluctuate significantly over the next twelve months. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our Convertible Debt.

Benefit from Income Taxes

For the three months ended March 31, 2016, we recognized a benefit from income taxes of $4.0 million compared to the three months ended March 31, 2015 when we recognized a benefit from income taxes of $7.2 million. We have historically computed our interim period provision for (benefit from) income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to minor fluctuations in U.S. forecasted income. As such, we have computed the U.S. component of the consolidated provision for (benefit from) income taxes for the three months ended March 31, 2016 and 2015 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2016 and 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

The benefit from income taxes for the three months ended March 31, 2016 and 2015 consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and the federal and California R&D credits, and the tax benefit related to stock option exercises during these periods. See Note 16 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of the components of our provision for (benefit from) income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of March 31, 2016, $151.2 million of our $771.3 million balance of cash, cash equivalents and marketable securities was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion, see Note 16 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our liquidity and capital resources as of March 31, 2016 and December 31, 2015 were as follows (in millions):

	March 31,	December 31,
	2016	2015	Change
Cash and cash equivalents	$270.5	$397.0	$(126.5)
Short-term investments	186.4	195.6	(9.2)
Long-term investments	314.4	425.7	(111.3)
Cash, cash equivalents and investments	$771.3	$1,018.3	$(247.0)

Current assets	$992.8	$1,089.6	$(96.8)
Current liabilities	388.0	445.5	(57.5)
Working capital	$604.8	$644.1	$(39.3)

Convertible debt	$668.0	$662.3	$5.7

Our cash flows for the three months ended March 31, 2016 and 2015 are summarized as follows (in millions):

	2016	2015	Change
Cash and cash equivalents at the beginning of the period	$397.0	$875.5	$(478.5)
Net cash used in operating activities	(171.6)	(137.8)	(33.8)
Net cash provided by (used in) investing activities	77.0	(750.9)	827.9
Net cash provided by (used in) financing activities	(37.2)	914.8	(952.0)
Foreign exchange impact	5.3	(1.0)	6.3
Cash and cash equivalents at the end of the period	$270.5	$900.6	$(630.1)
Short-term and long-term investments	500.8	332.0	168.8
Cash, cash equivalents and investments	$771.3	$1,232.6	$(461.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Working Capital

Working capital decreased by $39.3 million, from $644.1 million at December 31, 2015 to $604.8 million at March 31, 2016. The decrease in working capital was attributed to the following (in millions):

Working capital at December 31, 2015	$644.1
Decreased cash, cash equivalents and short-term investments	(135.7)
Increased accounts receivable, net	15.8
Increased inventory	25.3
Decreased current liabilities	57.4
Decreased other current assets	(2.1)
Working capital at March 31, 2016	$604.8

The decrease in cash, cash equivalents and short-term investments was primarily attributed to $171.6 million of cash used to fund operating activities, $45.2 million net cash invested in property, plant, and equipment, and $40.8 million for taxes paid related to net share settlement of equity awards, partially offset by the net maturities of $122.4 million of available-for-sale investments. The increase in accounts receivable was attributed to increased revenues and the timing of cash receipts from customers. The increase in inventory was primarily attributed to the manufacture of inventories for all commercial products to meet anticipated future sales demand. The decrease in current liabilities was primarily due to a $101.9 million decrease in accounts payable and accrued expenses related to payments of R&D expenses and income taxes, offset by an increase of $44.5 million in short-term contingent acquisition consideration payable related to the Merck PKU Business acquisition.

Our product sales to government-owned or government-funded customers in certain countries, including Russia, Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authorities. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of March 31, 2016, approximately 14% of our outstanding accounts receivable relate to such countries. See Note 16 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 was $171.6 million, compared to cash used in operating activities of $137.8 million for the three months ended March 31, 2015. Cash used in operating activities primarily consisted of net loss of $85.1 million, adjusted for non-cash items such as $30.2 million for stock-based compensation expenses, $20.2 million for depreciation and amortization expense, $7.3 million of non-cash interest expense, offset by $19.3 million for deferred income taxes benefit. Changes in operating assets and liabilities resulted in a net cash outflow of $122.0 million that consisted primarily of increased payments of R&D expenses and increased inventory purchases for all commercial products to meet anticipated future sales demand.

Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2016 was $77.0 million, compared to net cash used in investing activities during the three months ended March 31, 2015 of $750.9 million. The increase in net cash provided by investing activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily consisted of a $286.6 million increase in net purchases of available-for-sale securities and a $538.4 million decrease in cash used to acquire a business. During 2016, we expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $37.2 million, compared to net cash provided by financing activities of $914.8 million for the three months ended March 31, 2015. The increase in net cash used in financing activities for the three months ended March 31, 2016, was primarily attributable to an $888.3 million decrease in net proceeds from the public offering of common stock and a $40.1 million increase in taxes paid related to net share settlement of equity awards.

Other Information

Our $779.8 million (undiscounted) of total convertible debt as of March 31, 2016, will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

On January 1, 2016, we acquired all global rights, with the exception of Japan, to Kuvan and pegvaliase (collectively, the Merck PKU Business) from Ares Trading S.A. (Merck Serono), an indirectly wholly-owned affiliate of Merck KGaA, Darmstadt, Germany, in exchange for cash payments of $374.2 million, and up to €60.0 million in cash if future Kuvan sales milestones are met, and up to €125.0 million in cash if future pegvaliase development milestones are met.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses in the period since inception of our major development programs were as follows (in millions):

Since Program
Inception
Vimizim	$410.9
Reveglucosidase alfa	222.1
Vosoritide	131.9
Cerliponase alfa	127.0
Pegvaliase	331.2
Kyndrisa	66.3
Other approved products	633.5
Other and non-allocated	Not meaningful

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

 Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. We are also subject to contingent payments related to various development activities totaling approximately $880.8 million as of March 31, 2016, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $209.7 million (USD equivalent of 185 million Euros translated at 1.13 USD per Euro) relates to the Merck PKU Business acquisition, $80.0 million relates to the Prosensa Holding N.V. acquisition, and $23.9 million relates to programs that are no longer being developed.

There have been no material changes to the Company’s contractual and commercial obligations during the three months ended March 31, 2016, as compared to the significant accounting policies disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2016 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Court has set a claim construction hearing for May 5, 2016. The Court has not yet set a date for trial in this litigation.

We also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying us that Par has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 22, 2016, we filed a lawsuit against Par in the United States District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.  The Court has set a scheduling conference for May 4, 2016.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

Risks Related to Our Business

If we fail to obtain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. For example, in January 2016, the FDA issued a complete response letter to our New Drug Application for Kyndrisa for the treatment of DMD amenable to exon 51 skipping in which the FDA concluded that the standard of substantial evidence of Kyndrisa’s effectiveness had not been met. Products distributed abroad are also subject to government regulation by international regulatory authorities. The approval process in the EU and other countries can also be lengthy and expensive and regulatory approval is also never certain. A marketing authorization application (MAA) for Kyndrisa for the treatment of DMD amenable to exon 51 skipping remains under review in the EU. We anticipate that the Committee for Medicinal Products for Human Use (CHMP) of the EMA will provide an opinion for our MAA for Kyndrisa in the second quarter of 2016. If the CHMP opinion is positive, the MAA will be referred to the EC. The EC is expected to render a final decision for Kyndrisa in the second half of 2016. If the MAA is not approved by the EC, we will not receive marketing authorization for Kyndrisa in the EU and will be unable to sell Kyndrisa in the EU or roll out our international registration strategy for Kyndrisa using the EU approval as the basis of multiple international applications.

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

Our Naglazyme, Aldurazyme and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a biologics license application (BLA) and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The BPCIA establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Aldurazyme’s data exclusivity under the BPCIA expired in 2015, Naglazyme’s data exclusivity under the BPCIA expires in 2017, and Vimizim’s data exclusivity under the BPCIA expires in 2026. Our products approved under BLAs, as well as products in development that may be approved under BLAs in the future, could be reference products for biosimilar marketing applications.

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

As of March 31, 2016, we had cash, cash equivalents and short and long-term investments totaling $771.3 million and long-term debt obligations of $779.8 million (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.2 million, in December 2015, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In January 2015, we paid $620.7 million for approximately 35 million ordinary shares (the Prosensa Shares) of Prosensa, representing approximately 96.8% of all outstanding Prosensa Shares, and $38.6 million for the options that vested pursuant to the definitive purchase agreement. In February 2015, we completed the Prosensa asset transfer and paid $20.8 million to the remaining Prosensa shareholders. We (through our indirect wholly-owned subsidiaries) funded the acquisition with our available cash balances. We expect to pay up to an additional $80.0 million if certain development milestones are attained. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes) but also the ongoing interest due on the Notes during their term. We will require additional financing to fund the repayment of our Notes, future milestone payments and our future operations, including the commercialization of our approved drugs and drug product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

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
•

our possible achievement of milestones identified in our purchase agreements with the former stockholders of LEAD Therapeutics, Inc., ZyStor Therapeutics, Inc., Huxley Pharmaceuticals, Inc., and Zacharon Pharmaceuticals Inc., under the non-transferable CVRs issued in connection with the acquisition of Prosensa that trigger related milestone payments and under the termination agreements with Merck Serono related to Kuvan and pegvaliase milestones;

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

*We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

As of March 31, 2016, we had $779.8 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes and $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes. Our indebtedness may:

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

Furthermore, our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our former and current product programs have been acquired through acquisitions, for example, reveglucosidase alfa and talazoparib (sold to Medivation in October 2015), and several of our former and current product programs have been developed through licensing or collaborative arrangements, such as Naglazyme, Aldurazyme, Kuvan and Firdapse. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Because each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

The settlement with DRL does not affect the case against Par, and the litigation against Par is still pending. The Court has set a claim construction hearing for May 5, 2016. The Court has not yet set a date for trial in the litigation against Par.

We also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying us that Par has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 22, 2016, we filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.  The Court has set a scheduling conference for May 4, 2016.

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

For the three months ended March 31, 2016, 8% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 14% of our total accounts receivable as of March 31, 2016, are related to these countries. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Risks Related to our Acquisition of Rights to Kuvan and Pegvaliase (the PKU Franchise)

from Merck Serono

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 2, 2016	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.