Form 10-Q
period 2016-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2016-08-08
CIK 1048477

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 163,465,821 shares of common stock, par value $0.001, outstanding as of July 29, 2016.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Brineura™ and KyndrisaTM are our trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(In thousands of U.S. dollars, except share amounts)

	June 30,	December 31,
	2016	2015(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$305,969	$397,040
Short-term investments	197,318	195,579
Accounts receivable, net (allowance for doubtful accounts: $132 and $93, at June 30, 2016 and December 31, 2015, respectively)	214,158	164,959
Inventory	326,556	271,683
Other current assets	61,945	60,378
Total current assets	1,105,946	1,089,639
Noncurrent assets:
Long-term investments	201,620	425,652
Property, plant and equipment, net	724,494	704,207
Intangible assets, net	568,966	683,996
Goodwill	197,039	197,039
Deferred tax assets	266,182	220,191
Other assets	23,057	408,644
Total assets	$3,087,304	$3,729,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$292,342	$392,511
Short-term convertible debt, net	24,420	—
Short-term contingent acquisition consideration payable	47,818	52,946
Total current liabilities	364,580	445,457
Noncurrent liabilities:
Long-term convertible debt, net	645,685	662,286
Long-term contingent acquisition consideration payable	120,151	32,663
Deferred tax liabilities	—	143,527
Other long-term liabilities	39,312	44,588
Total liabilities	1,169,728	1,328,521
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2016 and December 31, 2015: 163,282,081 and 161,526,044 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	164	162
Additional paid-in capital	3,458,124	3,414,837
Company common stock held by Nonqualified Deferred Compensation Plan	(14,969)	(13,616)
Accumulated other comprehensive income	4,528	21,033
Accumulated deficit	(1,530,271)	(1,021,569)
Total stockholders’ equity	1,917,576	2,400,847
Total liabilities and stockholders’ equity	$3,087,304	$3,729,368
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2016 and 2015

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Net product revenues	$298,576	$249,023	$533,933	$450,335
Collaborative agreement revenues	—	342	233	718
Royalty, license and other revenues	1,555	770	2,701	2,002
Total revenues	300,131	250,135	536,867	453,055
OPERATING EXPENSES:
Cost of sales	51,617	38,063	94,735	69,061
Research and development	167,039	157,901	325,832	299,975
Selling, general and administrative	109,577	101,514	214,877	194,320
Intangible asset amortization and contingent consideration	(54,414)	16,945	(43,972)	19,847
Impairment of intangible assets	599,118	—	599,118	—
Total operating expenses	872,937	314,423	1,190,590	583,203
LOSS FROM OPERATIONS	(572,806)	(64,288)	(653,723)	(130,148)
Equity in the loss of BioMarin/Genzyme LLC	(135)	(203)	(270)	(353)
Interest income	1,357	1,023	2,928	1,706
Interest expense	(9,944)	(10,002)	(19,787)	(19,464)
Debt conversion expense	—	—	—	(163)
Other expense	(1,417)	(9,073)	(1,219)	(8,824)
LOSS BEFORE INCOME TAXES	(582,945)	(82,543)	(672,071)	(157,246)
Benefit from income taxes	(159,385)	(554)	(163,369)	(7,756)
NET LOSS	$(423,560)	$(81,989)	$(508,702)	$(149,490)
NET LOSS PER SHARE, BASIC AND DILUTED	$(2.61)	$(0.51)	$(3.14)	$(0.94)
Weighted average common shares outstanding, basic and diluted	162,587	160,406	162,067	159,017

COMPREHENSIVE LOSS	$(419,079)	$(93,347)	$(525,207)	$(144,495)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2016

(In thousands of U.S. dollars)

(Unaudited)

				Company
				Common
				Stock
				Held by
				Nonqualified	Accumulated
			Additional	Deferred	Other		Total
	Common stock		Paid-in	Compensation	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Plan	Income (Loss)	Deficit	Equity
Balance at December 31, 2015	161,526	$162	$3,414,837	$(13,616)	$21,033	$(1,021,569)	$2,400,847
Net loss						(508,702)	(508,702)
Other comprehensive loss					(16,505)		(16,505)
Issuance of common stock under the 2006 Employee Stock Purchase Plan (the ESPP)	110		6,048				6,048
Exercise of common stock options	565	1	16,965				16,966
Excess tax benefit from stock option exercises			314				314
Restricted stock units vested during the period, net	740	1	(52,825)				(52,824)
Conversion of convertible notes, net	341		6,941				6,941
Common stock held by Nonqualified Deferred Compensation Plan (the NQDC)				(1,353)			(1,353)
Stock-based compensation			65,844				65,844
Balance at June 30, 2016	163,282	$164	$3,458,124	$(14,969)	$4,528	$(1,530,271)	$1,917,576

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(508,702)	$(149,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,496	22,263
Non-cash interest expense	14,762	14,080
Accretion of discount on investments	536	941
Stock-based compensation	64,075	52,201
(Gain) loss on sale of equity investment	2,027	(3,022)
Impairment of assets	599,118	12,802
Deferred income taxes	(184,494)	(14,951)
Excess tax benefit from stock option exercises	(314)	(385)
Unrealized foreign exchange gain on forward contracts	(7,882)	(10,203)
Non-cash changes in the fair value of contingent acquisition consideration payable	(59,066)	14,606
Other	705	721
Changes in operating assets and liabilities:
Accounts receivable, net	(50,250)	(37,587)
Inventory	(42,713)	(28,923)
Other current assets	3,186	2,211
Other assets	(1,439)	497
Accounts payable and accrued liabilities	(87,560)	(33,633)
Other long-term liabilities	(8,058)	7,070
Net cash used in operating activities	(217,573)	(150,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70,710)	(79,288)
Maturities and sales of investments	283,780	154,200
Purchase of available-for-sale investments	(58,914)	(729,263)
Purchase of promissory note	—	(3,326)
Business acquisitions, net of cash acquired	(1,467)	(538,392)
Other	(150)	—
Net cash provided by (used in) investing activities	152,539	(1,196,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and the ESPP	23,014	45,427
Taxes paid related to net share settlement of equity awards	(52,824)	(19,566)
Proceeds from public offering of common stock, net	—	888,257
Excess tax benefit from stock option exercises	314	385
Other	—	(2,063)
Net cash provided by (used in) financing activities	(29,496)	912,440
Effect of exchange rate changes on cash	3,459	(391)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(91,071)	(434,822)
Cash and cash equivalents:
Beginning of period	$397,040	$875,486
End of period	$305,969	$440,664
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	4,521	5,133
Cash paid for income taxes	93,969	13,814
Stock-based compensation capitalized into inventory	5,751	5,492
Depreciation capitalized into inventory	7,880	7,316
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(17,130)	(6,911)
Conversion of convertible debt	6,941	8,133
Accrual for inventory purchases related to the acquisition of the Merck PKU Business	1,322	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin), a Delaware corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio consists of five approved products and multiple clinical and investigational product candidates. The Company’s approved products are Vimizim (elosulfase alfa), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments and through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. Until the Company consistently generates positive cash flows from its operations, the Company expects to raise the capital necessary to fund its current operations and long-term plans. Additional capital may also be necessary if the Company enters into potential licenses and other acquisitions of complementary technologies, products or companies.

The Company is subject to a number of risks and uncertainties, including: the financial performance of its approved products; the expected need for additional financings; the Company’s ability to successfully commercialize its approved products; the uncertainty of the Company’s research and development (R&D) efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; the Company’s ability to compete effectively; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the United States generally accepted accounting principles (U.S. GAAP) for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to the Company.

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

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018 unless it elects the earlier date of January 1, 2017. In March 2016, the FASB issued ASU No. 2016-08 to help provide interpretive clarifications on the new guidance for ASC Topic 606. In April 2016, the FASB issued ASU No. 2016-10 to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12 to improve the guidance on collectibility, noncash consideration, and completed contracts at transition. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard.

(5) ACQUISITIONS

The Merck PKU Business

On October 1, 2015 the Company entered into a Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement), to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), between the Company and Merck Serono, including the license to Kuvan the Company had granted to Merck Serono under the License Agreement. Also on October 1, 2015, the Company and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase the Company had granted to Merck Serono under the License Agreement. On January 1, 2016, pursuant to the A&R Kuvan Agreement and the Pegvaliase Agreement, the Company completed the acquisition from Merck Serono and its affiliates of certain rights and other assets with respect to Kuvan and pegvaliase (the Merck PKU Business). As a result, the Company acquired all global rights to Kuvan and pegvaliase from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the United States (U.S) and Canada and pegvaliase in the U.S. and Japan. In connection with the acquisition of the Merck PKU Business, the Company recognized transaction costs of $0.6 million, of which $0.3 million was recognized in each of the year ended December 31, 2015 and the six month period ended June 30, 2016.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million, in cash, in the six months ended June 30, 2016, and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met. Merck Serono transferred certain inventory, regulatory materials and approvals, and intellectual property rights to the Company and will perform certain transition services for the Company.

The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to pegvaliase. The License Agreement will continue in effect, but in no event later than December 31, 2016, in order to complete the transfer of certain assets related to Kuvan, the majority of which occurred in January 2016. Accordingly, as of June 30, 2016, the Company continues to rely on Merck Serono to provide critical transition services for the sales and distribution of Kuvan in approximately 8 remaining countries until marketing authorizations can be transferred in such countries.

Prior to the consummation of the transactions described above, the Company sold Kuvan to Merck Serono at a price near its manufacturing costs, and Merck Serono resold the product to end users outside the U.S., Canada and Japan. The royalty earned by the Company from Kuvan product sold by Merck Serono was included as a component of Net Product Revenues in the period earned.

Kuvan is a commercialized product for the treatment of patients with phenylketonuria (PKU) and/or for primary BH4 deficiency in certain countries. Pegvaliase is currently in registration-enabling pivotal studies as a potential therapeutic option for adult patients with PKU. Kuvan has Orphan Drug exclusivity in Europe until 2020 and pegvaliase has Orphan Drug designation in the U.S. and European Union (EU).

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase in-process research and development (IPR&D) acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable at June 30, 2016. See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Condensed Consolidated Balance Sheet.

The following table presents the preliminary allocation of the purchase consideration for the Merck PKU Business acquisition, including the contingent acquisition consideration payable based on the acquisition date fair value. The allocation of the purchase price below reflects an adjustment related to additional inventory purchases in the second quarter of 2016.

Cash payments	$374,545
Estimated fair value of contingent acquisition consideration payable	138,974
Total consideration	$513,519

Kuvan intangible assets	$172,961
Pegvaliase IPR&D	326,359
Inventory	14,199
Total identifiable assets acquired	$513,519

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Total revenues	$269,435	$488,233
Net loss	$(74,790)	$(136,071)
Net loss per share, basic and dilutive	$(0.47)	$(0.86)
Weighted average common shares outstanding, basic and diluted	160,406	159,017

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	10,445	10,703	10,445	10,703
Common stock issuable under the 2017 Notes	1,203	1,554	1,203	1,554
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966	7,966	7,966
Unvested restricted stock units	2,829	1,553	2,829	1,441
Potentially issuable common stock for ESPP purchases	84	213	78	204
Common stock held by the NQDC	253	248	253	248
Total number of potentially issuable shares	22,780	22,237	22,774	22,116

The effect of the Company’s 0.7% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) were excluded from the diluted net loss per common share because they may be settled in cash or shares at the Company’s option and the Company’s current intention is to settle up to the principal amount of the converted notes in cash and any excess conversion value (conversion spread) in shares of the Company’s common stock. As a result, during the three and six months ended June 30, 2016 and 2015, the Notes had no effect on diluted net loss per share as the Company’s closing stock price on June 30, 2016 and 2015 did not exceed the conversion price of $94.15 per share for the Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(7) INVESTMENTS

All investments were classified as available-for-sale at June 30, 2016 and December 31, 2015. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2016 and December 31, 2015 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at June 30, 2016
Corporate debt securities	$278,166	$1,477	$(52)	$279,591
U.S. government agency securities	118,945	267	—	119,212
Greek government-issued bonds	52	83	—	135
Total	$397,163	$1,827	$(52)	$398,938

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2015
Certificates of deposit	$63,919	$1	$—	$63,920
Corporate debt securities	358,625	20	(732)	357,913
Commercial paper	12,733	—	—	12,733
U.S. government agency securities	186,882	—	(344)	186,538
Greek government-issued bonds	48	79	—	127
Total	$622,207	$100	$(1,076)	$621,231

As of December 31, 2015, the Company had two investments in marketable equity securities measured using quoted prices in their respective active markets that are collectively considered strategic investments. In June 2016, the remaining shares of one strategic investment were sold for a realized loss of $2.0 million. As of June 30, 2016, the fair value of the Company’s marketable equity securities was $4.7 million, which included an unrealized gain of $1.7 million.  As of December 31, 2015, the fair value of the Company’s marketable equity securities was $18.1 million, which included an unrealized gain of $12.7 million. The Company’s investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	June 30,	December 31,
	2016	2015
Maturing in one year or less	$197,318	$195,579
Maturing after one year through five years	201,620	425,652
Total	$398,938	$621,231

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2016, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2016	2015
Intangible assets:
Finite-lived intangible assets	$305,123	$129,572
Indefinite-lived intangible assets	332,199	607,548
Gross intangible assets:	637,322	737,120
Less: Accumulated amortization	(68,356)	(53,124)
Net carrying value	$568,966	$683,996

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

During the second quarter of 2016, the Company withdrew its Marketing Authorization Application (MAA) for Kyndrisa from the European Medicines Agency (EMA) and announced it would discontinue clinical and regulatory development of Kyndrisa as well as the three other first-generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons), for the treatment of distinct forms of Duchenne muscular dystrophy. Based on the current status of the European development efforts, the Company recognized an impairment charge of $574.1 million in the second quarter of 2016 related to the Kyndrisa and other exon IPR&D assets reducing the remaining book value to zero. The Company also recognized an impairment charge of $25.0 million in the second quarter of 2016 related to the reveglucosidase alfa IPR&D assets due to the decision to terminate that development program. No intangible asset impairment charges were recognized during the three and six months ended June 30, 2015.

See Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to the Company’s intangible assets.

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2016	2015
Building and improvements	$512,842	$442,100
Manufacturing and laboratory equipment	207,152	145,313
Computer hardware and software	120,169	113,442
Leasehold improvements	44,102	44,247
Furniture and equipment	26,287	22,817
Land improvements	4,881	4,881
Land	45,727	45,727
Construction-in-progress	74,292	164,283
	1,035,452	982,810
Less: Accumulated depreciation	(310,958)	(278,603)
Total property, plant and equipment, net	$724,494	$704,207

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Construction in-process primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and its manufacturing facility in Shanbally, Cork, Ireland.

Depreciation expense for the three and six months ended June 30, 2016 was $17.2 million and $32.9 million, respectively, of which $5.3 million and $7.9 million, respectively, was capitalized into inventory. Depreciation expense for the three and six months ended June 30, 2015 was $12.3 million and $23.7 million, respectively, of which $3.7 million and $7.3 million, respectively, was capitalized into inventory.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and six months ended June 30, 2016 and 2015 was insignificant.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$47,225	$46,115
Work-in-process	178,868	150,289
Finished goods	100,463	75,279
Total inventory	$326,556	$271,683

In the first quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to Vimizim production. As of June 30, 2016, the value of the qualification campaign was $28.3 million, which was capitalized as inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Vimizim production, should that occur, the value of the inventory would be expensed at that time.

Inventory as of June 30, 2016, included $11.4 million of pre-launch Brineura (formerly known as cerliponase alfa) inventory for production that commenced in the second quarter of 2016. Brineura is an investigational therapy to treat children with CLN2 disease, or late infantile neuronal ceroid lipofuscinosis, a lysosomal storage disorder primarily affecting the brain. The Company must receive marketing approval from the applicable regulators before the Brineura inventory can be sold commercially. Although regulatory approval cannot be assured, the Company expects to receive regulatory approval and realize the costs of the inventory through future sales. The Company believes that all material uncertainties related to the ultimate regulatory approval of Brineura for commercial sale have been significantly reduced based on positive data from Phase I/II clinical trial results and the filings of Biologics License Application (BLA) with the Food and Drug Administration (FDA) and the Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) during the second quarter of 2016. In its evaluation, the Company also considered its historical experience with developing and commercially producing similar products for rare genetic disorders.

Other Assets consisted of the following:

	June 30,	December 31,
	2016	2015
Deposit for business acquisition	$—	$371,756
Deposits	8,501	8,606
Strategic investments	4,733	18,056
Long-term forward foreign currency exchange contract assets	1,617	3,533
Other	8,206	6,693
Total other assets	$23,057	$408,644

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts Payable and Accrued Liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Accounts payable and accrued operating expenses	$153,651	$179,294
Accrued compensation expense	49,070	78,424
Accrued rebates payable	32,635	32,553
Accrued vacation expense	19,729	16,921
Accrued royalties payable	14,703	10,412
Value added taxes payable	9,315	6,377
Accrued income taxes	—	59,572
Other	13,239	8,958
Total accounts payable and accrued liabilities	$292,342	$392,511

(11) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2016		December 31, 2015
Convertible Notes due in 2017	$24,488		$31,430
Unamortized deferred offering costs	(68)		(110)
Convertible Notes due in 2017, net		24,420		31,320
Convertible Notes due in 2018	374,980		374,980
Unamortized discount	(34,825)		(41,904)
Unamortized deferred offering costs	(4,451)		(5,415)
Convertible Notes due in 2018, net		335,704		327,661
Convertible Notes due in 2020	374,993		374,993
Unamortized discount	(59,445)		(65,478)
Unamortized deferred offering costs	(5,567)		(6,210)
Convertible Notes due in 2020, net		309,981		303,305
Total convertible debt, net		$670,105		$662,286

Fair value of fixed rate convertible debt
Convertible Notes due in 2017 (1)		$92,952		$162,016
Convertible Notes due in 2018 (1)		415,995		482,584
Convertible Notes due in 2020 (1)		431,557		502,701
Total		$940,504		$1,147,301

(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Coupon interest	$2,520	$2,922	$5,026	$5,384
Amortization of issuance costs	825	822	1,649	1,648
Accretion of debt discount	6,599	6,258	13,112	12,432
Total interest expense on convertible debt	$9,944	$10,002	$19,787	$19,464

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

During the three and six months ended June 30, 2016, certain existing holders of the Company’s senior subordinated notes due in 2017 (the 2017 Notes) elected to convert $6.9 million in aggregate principal amount of the 2017 Notes into 340,967 shares of the Company’s common stock. During the three and six months ended June 30, 2015, the Company entered into three separate agreements with certain existing holders of its 2017 Notes pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holders totaling $0.2 million in the aggregate, of which $0.2 million was recognized in total as debt conversion expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2015.

See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to the Company’s convertible debt.

(12) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro and the British Pound.

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

The Company enters into forward foreign currency exchange contracts in order to protect against the fluctuations in revenue and operating expenses associated with foreign currency-denominated cash flows. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in revenues denominated in Euros and operating expenses denominated in currencies other than the U.S. dollar related to changes in foreign currency exchange rates.

The following table summarizes our designated forward foreign currency exchange contracts outstanding as of June 30, 2016 (notional amounts in millions):

		Aggregate Notional
		Amount in
Type of Derivative	Number of Contracts	Foreign Currency	Maturity
Foreign exchange contracts – Sell Euros	255	297.9	July 2016 - May 2019
Foreign exchange contracts – Purchase Euros	77	75.9	July 2016 - May 2019
Foreign exchange contracts – Sell Canadian Dollars	12	6.2	July 2016 - Dec. 2016
Foreign exchange contracts – Sell Colombian Pesos	6	19,596.0	July 2016 - Dec. 2016
Foreign exchange contracts – Sell British Pounds	4	2.4	July 2016 - Oct. 2016
Total	354

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes our non-designated forward foreign currency exchange contracts outstanding as of June 30, 2016 (notional amounts in millions):

		Aggregate Notional
		Amount in
Type of Derivative	Number of Contracts	Foreign Currency	Maturity
Foreign exchange contracts – Sell Euros	13	13.0	July 2016 - July 2018
Foreign exchange contracts – Purchase Euros	47	124.6	July 2016 - July 2018
Foreign exchange contracts – Sell British Pounds	1	12.6	July 2016
Total	61

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through May 2019. Over the next twelve months, the Company expects to reclassify $1.6 million from accumulated other comprehensive income to earnings as the forecasted revenue and operating expense transactions occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2016		June 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$7,211	Accounts payable and accrued liabilities	$2,545
Forward foreign currency exchange contracts	Other assets	1,569	Other long- term liabilities	1,532
Total		8,780		4,077
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	544	Accounts payable and accrued liabilities	1,272
Forward foreign currency exchange contracts	Other assets	48	Other long- term liabilities	588
Total		592		1,860
Total value of derivative contracts		$9,372		$5,937

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,478	Accounts payable and accrued liabilities	$1,986
Forward foreign currency exchange contracts	Other assets	3,533	Other long- term liabilities	3,057
Total		14,011		5,043
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	—	Accounts payable and accrued liabilities	22
Total		—		22
Total value of derivative contracts		$14,011		$5,065

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$4,608	$(2,711)	$(3,873)	$11,065
Net gain (loss) reclassified from accumulated OCI into earnings (2)	(197)	5,158	3,130	9,897
Net gain (loss) recognized in net loss (3)	(603)	(281)	5,267	(140)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$1,012	$(1,233)	$(3,272)	$6,566
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

At June 30, 2016 and December 31, 2015, accumulated other comprehensive income associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $2.3 million and $13.6 million, respectively.

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

	Fair Value Measurements at June 30, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$299,614	$—	$—	$299,614
Money market instruments	—	6,355	—	6,355
Total cash and cash equivalents	299,614	6,355	—	305,969
Available-for-sale securities:
Short-term:
Corporate debt securities	—	107,630	—	107,630
U.S. government agency securities	—	89,688	—	89,688
Long-term:
Corporate debt securities	—	171,961	—	171,961
U.S. government agency securities	—	29,524	—	29,524
Greek government-issued bonds	—	135	—	135
Total available-for-sale securities	—	398,938	—	398,938
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	246	—	246
Forward foreign currency exchange contract(1)	—	7,755	—	7,755
Restricted investments (2)	—	4,050	—	4,050
Total other current assets	—	12,051	—	12,051
Other assets:
Nonqualified Deferred Compensation Plan assets	—	7,997	—	7,997
Forward foreign currency exchange contract(1)	—	1,617	—	1,617
Strategic investment (3)	4,733	—	—	4,733
Total other assets	4,733	9,614	—	14,347
Total assets	$304,347	$426,958	$—	$731,305
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$3,288	$246	$—	$3,534
Forward foreign currency exchange contract (1)	—	3,817	—	3,817
Contingent acquisition consideration payable	—	—	47,818	47,818
Total current liabilities	3,288	4,063	47,818	55,169
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$16,391	$7,997	—	24,388
Forward foreign currency exchange contract (1)	—	2,120	—	2,120
Contingent acquisition consideration payable	—	—	120,151	120,151
Total other long-term liabilities	16,391	10,117	120,151	146,659
Total liabilities	$19,679	$14,180	$167,969	$201,828

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$290,731	$—	$—	$290,731
Money market instruments	—	106,309	—	106,309
Total cash and cash equivalents	290,731	106,309	—	397,040
Available-for-sale securities:
Short-term:
Certificates of deposit	—	56,951	—	56,951
Corporate debt securities	—	42,673	—	42,673
Commercial paper	—	12,733	—	12,733
U.S. government agency securities	—	83,222	—	83,222
Long-term:
Certificates of deposit	—	6,969	—	6,969
Corporate debt securities	—	315,240	—	315,240
U.S. government agency securities	—	103,316	—	103,316
Greek government-issued bonds	—	127	—	127
Total available-for-sale securities	—	621,231	—	621,231
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	440	—	440
Forward foreign currency exchange contract(1)	—	10,478	—	10,478
Restricted investments (2)	—	7,348	—	7,348
Total other current assets	—	18,266	—	18,266
Other assets:
Nonqualified Deferred Compensation Plan assets	—	6,362	—	6,362
Forward foreign currency exchange contract (1)	—	3,533	—	3,533
Strategic investment (3)	18,056	—	—	18,056
Total other assets	18,056	9,895	—	27,951
Total assets	$308,787	$755,701	$—	$1,064,488
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$1,151	$440	$—	$1,591
Forward foreign currency exchange contract(1)	—	2,008	—	2,008
Contingent acquisition consideration payable	—	—	52,946	52,946
Total current liabilities	1,151	2,448	52,946	56,545
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	24,341	6,362	—	30,703
Forward foreign currency exchange contract (1)	—	3,057	—	3,057
Contingent acquisition consideration payable	—	—	32,663	32,663
Total other long-term liabilities	24,341	9,419	32,663	66,423
Total liabilities	$25,492	$11,867	$85,609	$122,968
(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at June 30, 2016 and December 31, 2015 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.

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

There were no transfers between levels during the three and six months ended June 30, 2016.

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

Contingent acquisition consideration payable at December 31, 2015	$85,609
Addition of contingent acquisition consideration payable related to the purchase of the Merck PKU Business	138,974
Changes in the fair value of contingent acquisition consideration payable for continuing development programs	5,819
Reduction of fair value related to termination of Kyndrisa development program	(43,768)
Reduction of fair value related to termination of reveglucosidase alfa development program	(21,117)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	2,452
Contingent acquisition consideration payable at June 30, 2016	$167,969

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

Asset retirement obligations at December 31, 2015	$4,704
Accretion expense	40
Reversals	(250)
Asset retirement obligations at June 30, 2016	$4,494

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(14) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan) and the ESPP. The Company previously had a 2014 Inducement Plan and a 2012 Inducement Plan, which expired in June 2015 and May 2013, respectively. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the Board), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to these stock-based compensation plans.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, and as of June 30, 2016 the Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan, the 2014 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	37 – 40%	39 – 44%	36 – 44%	39 – 45%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.1 – 6.8 years	6.4 – 8.0 years	5.1 – 8.1 years	6.4 – 8.0 years
Risk-free interest rate	1.1 – 1.5%	1.7 – 2.2%	1.1 – 2.1%	1.5 – 2.2%

During the six months ended June 30, 2016, the Company granted options to purchase 760,010 shares of common stock with a weighted average fair value of $41.29 per share.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
	2016	2015
Expected volatility	42 - 50%	36%
Reversal of contingent liability related to changes in estimate	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	0.4 - 0.8%	0.1 - 0.6%

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2016, the Company granted 1,178,824 RSUs with a weighted average fair value of $83.46 per share.

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

Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2016 Base RSUs was determined to be $83.43 per RSU, based on the fair value of the common stock underlying the 2016 Base RSUs on the grant date. The Company evaluated the 2016 revenue target in the context of its current 2016 revenue forecast and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes. As a result, the Company recognized $0.9 million and $1.1 million of compensation expense related to these awards during the three and six months ended June 30, 2016, respectively.

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSU awards with performance-vesting conditions (the 2015 Base RSUs) and a three-year service period, under the Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2015 revenue target, the Company applied a multiplier of 111% and issued 64,713 RSU awards with a grant date fair value of $108.36 per RSU. The Company recognized $0.4 million and $1.2 million of compensation expense related to these awards during the three and six months ended June 30, 2016, respectively. The Company recognized $0.6 million and $0.8 million of compensation expense related to these awards during the three and six months ended June 30, 2015, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$2,289	$1,750	$3,851	$3,098
R&D	14,814	12,464	28,521	22,394
SG&A	16,795	15,295	31,703	26,709
Total stock-based compensation expense	$33,898	$29,509	$64,075	$52,201

Stock-based compensation of $3.3 million and $5.8 million was capitalized into inventory for each of the three and six months ended June 30, 2016, respectively. Stock-based compensation of $3.0 million and $5.5 million was capitalized into inventory for the three and six months ended June 30, 2015. Capitalized stock-based compensation is recognized as Cost of Sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(15) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statement of
Details about AOCI Components	2016	2015	2016	2015	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$(589)	$4,509	$2,600	$9,248	Net product revenues
Forward foreign currency exchange contracts	392	649	4,824	649	SG&A
Gain (loss) on sale of available-for-sale investment	(2,027)	3,022	(2,027)	3,022	Other income (expense)
Income tax effect of the above	737	(1,093)	737	(1,093)	Benefit from income taxes
	$(1,487)	$7,087	$6,134	$11,826	Net loss

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at March 31, 2016	$(2,500)	$2,554	$(7)	$47
Other comprehensive income (loss) before reclassifications	4,608	(2,536)	(1)	2,071
Less net loss reclassified from AOCI	(197)	(2,027)	—	(2,224)
Tax effect	—	186	—	186
Net current-period other comprehensive income (loss)	4,805	(323)	(1)	4,481
AOCI balance at June 30, 2016	$2,305	$2,231	$(8)	$4,528

	Six Months Ended June 30, 2016
	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	$13,602	$7,441	$(10)	$21,033
Other comprehensive income (loss) before reclassifications	(3,873)	(10,215)	2	(14,086)
Less net gain (loss) reclassified from AOCI	7,424	(2,027)	—	5,397
Tax effect	—	2,978	—	2,978
Net current-period other comprehensive income (loss)	(11,297)	(5,210)	2	(16,505)
AOCI balance at June 30, 2016	$2,305	$2,231	$(8)	$4,528

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended June 30, 2015
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at March 31, 2015	$24,943	$18,832	$44	$43,819
Other comprehensive income (loss) before reclassifications	(2,711)	(2,457)	7	(5,161)
Less gain reclassified from AOCI	5,158	3,022	—	8,180
Tax effect	—	1,983	—	1,983
Net current-period other comprehensive income (loss)	(7,869)	(3,496)	7	(11,358)
AOCI balance at June 30, 2015	$17,074	$15,336	$51	$32,461

	Six Months Ended June 30, 2015
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2014	$15,906	$11,511	$49	$27,466
Other comprehensive income before reclassifications	11,065	9,024	2	20,091
Less gain reclassified from AOCI	9,897	3,022	—	12,919
Tax effect	—	(2,177)	—	(2,177)
Net current-period other comprehensive income	1,168	3,825	2	4,995
AOCI balance at June 30, 2015	$17,074	$15,336	$51	$32,461

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product revenues marketed by the Company
United States	36%	35%	37%	35%
Europe	22%	16%	23%	18%
Latin America	17%	27%	13%	23%
Rest of world	19%	14%	20%	15%
Total net product revenue marketed by the Company	94%	92%	93%	91%
Aldurazyme net product revenues marketed by Genzyme	6%	8%	7%	9%
Total net product revenues	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s largest customers for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	19%	12%	19%	14%
Customer B	12%	11%	13%	12%
Customer C	10%	20%	6%	16%
Customer D	9%	3%	10%	2%
Total	50%	46%	48%	44%

On a consolidated basis, the Company’s two largest customers each accounted for 22% of the June 30, 2016 accounts receivable balance compared to December 31, 2015, when the two largest customers accounted for 37% and 18% of the accounts receivable balance respectively. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. As of June 30, 2016, and December 31, 2015, the accounts receivable balance for Genzyme included $25.8 million and $36.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the EU. The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In each of the three and six months ended June 30, 2016, the Company’s net product revenues for these countries was 6%. Additionally, approximately 11% of the Company’s outstanding accounts receivable at June 30, 2016 related to such countries.

As of June 30, 2016, the Company’s accounts receivable in certain European countries, specifically Italy, Portugal, Spain and Russia, totaled approximately $24.4 million, of which $1.4 million were greater than 90 days past due.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product revenues by product:
Vimizim	$106,829	53,879	$179,407	$104,502
Naglazyme	78,444	111,088	143,847	189,256
Kuvan	90,215	60,090	166,907	110,282
Aldurazyme	18,623	20,239	35,068	38,482
Firdapse	4,465	3,727	8,704	7,813
Total net product revenues	$298,576	$249,023	$533,933	$450,335

The following table summarizes total revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse and Genzyme’s headquarters for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues by geographic region:
United States	$126,172	$107,488	$235,318	197,956
Europe	64,798	40,381	124,508	81,436
Latin America	49,635	66,741	68,015	101,558
Rest of world	59,526	35,525	109,026	72,105
Total revenues	$300,131	$250,135	$536,867	$453,055

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

The two cases against Par have been consolidated in the District of New Jersey.  The court held a claims construction hearing on May 5, 2016 but has not yet issued its ruling.  Fact discovery is scheduled to close in September 2016 and trial is scheduled for June 2017.

Contingent Payments

As of June 30, 2016, the Company is subject to contingent payments totaling approximately $729.1 million upon achievement of certain regulatory and licensing milestones if they occur before certain dates in the future. Of this amount, $206.2 million (or €185 million based on the exchange rate of 1.11 USD per Euro in effect on June 30, 2016) relates to the Merck PKU Business acquisition and $23.5 million relates to programs that are no longer being developed.

As of June 30, 2016, the Company has recorded $168.0 million of contingent acquisition consideration payable on its Condensed Consolidated Balances Sheets in Short-term and Long-term Contingent Acquisition Consideration Payable, of which $47.8 million is expected to be paid in the next twelve months.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of June 30, 2016, these commitments for the next five years were approximately $48.1 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s approved products.

(19) BENEFIT FROM INCOME TAXES

The Company has historically computed its interim period benefit from income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S forecasted income. As such, the Company has computed the U.S component of the consolidated benefit from income taxes for the three and six months ended June 30, 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2016. The consolidated benefit from income taxes for the three and six months ended June 30, 2015 was computed using a forecasted annual effective tax rate.

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

Business Developments

During 2016, we continued to grow our commercial business and advance our product pipeline. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. Below is a summary of key business developments in 2016 to date:

•

In July 2016, we announced positive interim results of an open-label, Phase 1/2 study of BMN 270, an investigational gene therapy treatment for severe hemophilia A at the XXXII International Congress of the World Federation of Hemophilia.   Earlier in the year, we received Orphan Drug Designation from the United States Food and Drug Administration (FDA) for BMN 270 for hemophilia A.

•

In July 2016, we announced that the FDA accepted for review the submission of a Biologics License Application (BLA) for Brineura (formerly referred to as cerliponase alfa), an investigational therapy to treat children with CLN2 disease, a form of Batten disease. The Prescription Drug User Fee Act (PDUFA) goal date for a decision is January 27, 2017. The FDA granted Brineura Priority Review status, which is designated to drugs that, if approved, would be a significant improvement in treatment or provide a treatment where no adequate therapy exists. Brineura was previously granted Orphan Drug Designation and Breakthrough Therapy Designation by the FDA. We also submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for Brineura.  The EMA granted BioMarin's request for accelerated assessment for the MAA. Accelerated assessments are granted on the grounds that a product may satisfy an unmet medical need and is of major interest from the point of view of therapeutic innovation and public health.

•

In May 2016, we withdrew our MAA from the EMA for Kyndrisa (drisapersen). We discontinued clinical and regulatory development of Kyndrisa as well as the three other first generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons). We recognized an impairment charge of $599.1 million in the second quarter of 2016 related to the Kyndrisa and other exon in-process research and development (IPR&D) assets.

•	In June 2016, we announced that the reveglucosidase alfa development program has been terminated and that a partner is being sought to assume future studies.
•

In April 2016, we announced enrollment of the first patient in a Phase 1/2 trial for NAGLU (formerly known as BMN 250), an investigational enzyme replacement therapy using a novel fusion of recombinant human alpha-N-acetyglucosaminidase with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome or mucopolysaccharidosis IIIB (MPS IIIB).

•	In March 2016, we announced that our pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001).
•

In January 2016, we acquired all global rights to Kuvan and pegvaliase, with the exception of Kuvan in Japan, (collectively, the Merck PKU Business) from Ares Trading S.A. (Merck Serono), an indirectly wholly-owned affiliate of Merck KGaA, in exchange for cash payments of $374.5 million in the six months ended June 30, 2016. We also agreed to pay Merck Serono up to a maximum of €60.0 million in milestones if certain sales milestones are met and up to a maximum of €125.0 million if certain pegvaliase development milestones are met. See Note 5 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

•

We reported total revenues of $300.1 million and $536.9 million for the three and six months ended June 30, 2016 as compared to $250.1 million and $453.1 million for the three and six months ended June 30, 2015.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$300.1	$250.1	$536.9	$453.1
Cost of sales	51.6	38.1	94.7	69.1
Research and Development (R&D) expense	167.0	157.9	325.8	300.0
Selling, general and administrative (SG&A) expense	109.6	101.5	214.9	194.3
Intangible asset amortization and contingent consideration expense	(54.4)	16.9	(44.0)	19.8
Impairment of intangible assets	599.1	—	599.1	—
Net loss	(423.6)	(82.0)	(508.7)	(149.5)
Stock-based compensation expense	33.9	29.5	64.1	52.2

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues by product were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Vimizim	$106.8	$53.9	$179.4	$104.5
Naglazyme	78.4	111.1	143.8	189.3
Kuvan	90.2	60.1	166.9	110.3
Aldurazyme	18.7	20.2	35.1	38.4
Firdapse	4.5	3.7	8.7	7.8
Total net product revenues	$298.6	$249.0	$533.9	$450.3

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $704.9 million as of June 30, 2016, compared to $1,018.3 million as of December 31, 2015. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2016, was $423.6 million, compared to a net loss of $82.0 million for the three months ended June 30, 2015. Our net loss for the six months ended June 30, 2016 was $508.7 million, compared to a net loss of $149.5 million for the six months ended June 30, 2015. The increase in net loss was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Total revenues	$300.1	$250.1	$50.0	$536.9	$453.1	$83.8
Cost of sales	51.6	38.1	13.5	94.7	69.1	25.6
R&D expense	167.0	157.9	9.1	325.8	300.0	25.8
SG&A expense	109.6	101.5	8.1	214.9	194.3	20.6
Intangible asset amortization and contingent consideration	(54.4)	16.9	(71.3)	(44.0)	19.8	(63.8)
Impairment of intangible assets	599.1	—	599.1	599.1	—	599.1
Other, net	(10.2)	(18.3)	8.1	(18.5)	(27.2)	8.7
Benefit from income taxes	(159.4)	(0.6)	(158.8)	(163.4)	(7.8)	(155.6)
Net loss	$(423.6)	$(82.0)	$(341.6)	$(508.7)	$(149.5)	$(359.2)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Profit

A summary of our various commercial products, including key metrics as of June 30, 2016, is provided below:

Commercial Products	Indication	Orphan Drug Exclusivity Expiration U.S.	Orphan Drug Exclusivity Expiration EU
Vimizim	MPS IVA (1)	2021	2024
Naglazyme	MPS VI (2)	Expired	Expired
Kuvan	PKU (3)	Expired	2020 (4)
Aldurazyme (5)	MPS I (6)	Expired	Expired
Firdapse	LEMS (7)	NA (8)	2019
(1)	Mucopolysaccharidosis IV Type A (MPS IVA).
(2)	Mucopolysaccharidosis VI (MPS VI).
(3)	Phenylketonuria (PKU).
(4)

Kuvan has been granted orphan drug status in the EU that, together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020.  Merck Serono marketed Kuvan in the EU until January 1, 2016.

(5)	The Aldurazyme net product revenues noted above are the net product revenues recognized by us in accordance with the terms of our agreement with Genzyme Corporation (Genzyme).
(6)	Mucopolysaccharidosis I (MPS I).
(7)	Lambert Eaton Myasthenic Syndrome (LEMS).
(8)	Firdapse has not received marketing approval in the U.S. and we have licensed the North American rights to develop and market Firdapse to Catalyst Pharmaceutical Partners, Inc.

Net product revenues by product were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Vimizim	$106.8	$53.9	$52.9	$179.4	$104.5	$74.9
Naglazyme	78.4	111.1	(32.7)	143.8	189.3	(45.5)
Kuvan	90.2	60.1	30.1	166.9	110.3	56.6
Aldurazyme	18.7	20.2	(1.5)	35.1	38.4	(3.3)
Firdapse	4.5	3.7	0.8	8.7	7.8	0.9
Total net product revenues	$298.6	$249.0	$49.6	$533.9	$450.3	$83.6

Our Vimizim, Naglazyme, Kuvan and Firdapse customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies. We also sell Vimizim and Naglazyme to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, particularly in Latin America, governments place large periodic orders for Vimizim and Naglazyme. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenues. During the six months ended June 30, 2016, 38% of our net product revenues were generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

Vimizim – The FDA and the EMA granted marketing approval for Vimizim in February 2014 and April 2014, respectively, and Vimizim subsequently received marketing approval in other countries. We began marketing Vimizim immediately following approval in each of these markets. The following table shows our net product revenues for Vimizim:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Sales denominated in U.S. Dollars	$49.9	$29.5	$20.4	$85.1	$58.6	$26.5
Sales denominated in foreign currencies	56.9	24.4	32.5	94.3	45.9	48.4
Total Vimizim net product revenues	$106.8	$53.9	$52.9	$179.4	$104.5	$74.9

The increase in Vimizim net product revenues for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, was primarily attributable to new patients initiating therapy and in part to the timing of orders from Latin America and the Middle East. The impact of foreign currency exchange rates on Vimizim sales denominated in currencies other than U.S. Dollars (USD) was positive by $0.3 million and negative by $1.5 million for the three and six months ended June 30, 2016, respectively. The impact of foreign currency exchange rates on Vimizim sales denominated in currencies other than USD was negative by $3.8 million and $8.2 million for the three and six months ended June 30, 2015, respectively. Gross margin (net product revenues less costs of sales, expressed as a percentage of net product revenues) for Vimizim was 84% for each of the three and six months ended June 30, 2016 compared to gross margin of 84% and 85% for the three and six months ended June 30, 2015, respectively. In future periods, we do not expect Vimizim gross margins to fluctuate significantly.

Naglazyme – The following table shows our net product revenues for Naglazyme:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Sales denominated in U.S. Dollars	$36.8	$64.0	$(27.2)	$59.3	$100.9	$(41.6)
Sales denominated in foreign currencies	41.6	47.1	(5.5)	84.5	88.4	(3.9)
Total Naglazyme net product revenues	$78.4	$111.1	$(32.7)	$143.8	$189.3	$(45.5)

The decrease in Naglazyme net product revenues for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, was attributable to delays in purchases from Latin America, offset in part by new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than USD was positive by $1.4 million and $0.6 million for the three and six months ended June 30, 2016. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than USD was negative by $5.0 million and $8.3 million for the three and six months ended June 30, 2015. Our gross margin for Naglazyme was 85% and 87% for each of the three and six months ended June 30, 2016 and 2015, respectively. In future periods, we do not expect Naglazyme gross margins to fluctuate significantly.

Kuvan – The following table shows our net product revenues for Kuvan:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Sales denominated in U.S. Dollars	$66.1	$58.2	$7.9	$126.1	$106.0	$20.1
Sales denominated in foreign currencies	24.1	1.9	22.2	40.8	4.3	36.5
Total Kuvan net product revenues	$90.2	$60.1	$30.1	$166.9	$110.3	$56.6

The increase in Kuvan net product revenues for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, was attributable to the addition of international Kuvan product sales through the acquisition of the Merck PKU Business, and new patients initiating therapy in the U.S. Our gross margin for Kuvan was 82% and 79% for the three and six months ended June 30, 2016, respectively, compared to 85% and 84% for the three and six months ended June 30, 2015, respectively. During the first and second quarter of 2016, the cost of inventory acquired in the Merck PKU Business acquisition included a fair value adjustment related to the business combination accounting, which reduced gross margin for those units to a reasonable seller’s profit. We expect the Kuvan inventory purchased from Merck Serono to be depleted in the second half of 2016 and Kuvan gross margins are expected to normalize as a result, after which we do not expect Kuvan gross margins to fluctuate significantly. Prior to our acquisition of the Merck PKU Business, we earned royalties on Merck Serono’s net sales of Kuvan of 4%.

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

Aldurazyme – Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Aldurazyme revenue reported by Genzyme	$56.8	$56.5	$0.3	$109.6	$109.9	$(0.3)

Royalties earned from Genzyme	$22.8	$23.5	$(0.7)	$44.3	$45.8	$(1.5)
Incremental (previously recognized) Aldurazyme product transfer revenue	(4.1)	(3.3)	(0.8)	(9.2)	(7.4)	(1.8)
Total Aldurazyme net product revenues	$18.7	$20.2	$(1.5)	$35.1	$38.4	$(3.3)

The decrease in Aldurazyme net product revenues for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, was primarily attributable to a decrease in Genzyme-reported Aldurazyme sales. Our gross margin on Aldurazyme was 74% and 78% for the three and six months ended June 30, 2016, respectively, compared to gross margin of 77% and 78% for the three and six months ended June 30, 2015, respectively. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are denominated in USD, as the transactions are with Genzyme whose headquarters are located in the U.S. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and product transfer revenue, from which we earn lower gross profit.

Cost of Sales

Total cost of sales for the three and six months ended June 30, 2016 was $51.6 million and $94.7 million, as compared to $38.1 million and $69.1 million for the three and six months ended June 30, 2015. The increase in cost of sales was primarily attributable to the increase in product sales as well as recognition of the fair value adjustment to inventory acquired in the Merck PKU Business acquisition that was sold in the three and six months ended June 30, 2016. Please refer to the section above for discussion of gross margin by product.

Research and Development

A summary of our on-going major development programs, including key metrics as of June 30, 2016, is provided below:

		U.S. Orphan	EU Orphan
Major Products in Development	Target Indication	Designation	Designation	Stage
Brineura (formerly referred to as cerliponase alfa)	CLN2 (1)	Yes	Yes	Marketing authorization regulatory review
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 2
BMN 270 (2)	Hemophilia A	Yes	Yes	Clinical Phase 1/2
NAGLU (formerly referred to as BMN 250)	MPS IIIB (3)	Yes	Yes	Clinical Phase 1/2

(1)	CLN2, or late infantile neuronal ceroid lipofuscinosis, is a lysosomal storage disorder primarily affecting the brain.
(2)	BMN 270 is an investigational gene therapy for Hemophilia A, also called factor VIII deficiency or classic hemophilia.
(3)	Sanfilippo B syndrome, or mucopolysaccharidosis type IIIB (MPS IIIB).

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

R&D expense increased to $167.0 million and $325.8 million for the three and six months ended June 30, 2016, from $157.9 million and $300.0 million for the three and six months ended June 30, 2015. R&D expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Kyndrisa (1)	$27.1	$14.2	$12.9	$47.5	$23.0	$24.5
Pegvaliase	20.5	17.0	3.5	39.5	33.7	5.80
Brineura	16.2	9.9	6.3	32.2	19.1	13.10
BMN 270	14.4	10.5	3.9	26.1	16.3	9.8
Reveglucosidase alfa (2)	13.5	13.6	(0.1)	28.7	30.2	(1.5)
NAGLU	11.5	10.0	1.5	23.9	15.4	8.5
Vosoritide	10.8	9.9	0.9	23.9	18.6	5.3
Vimizim	6.0	11.7	(5.7)	13.8	24.2	(10.4)
Kuvan	5.4	2.8	2.6	11.2	6.5	4.7
Naglazyme	2.6	3.4	(0.8)	5.5	6.1	(0.6)
Firdapse	1.3	1.3	—	2.4	2.2	0.2
Talazoparib (3)	0.6	19.7	(19.1)	2.7	38.0	(35.3)
Aldurazyme	0.4	0.7	(0.3)	0.8	1.4	(0.6)
Early stage programs	12.6	8.5	4.1	24.7	16.2	8.5
Other and non-allocated	24.1	24.7	(0.6)	42.9	49.1	(6.2)
Total	$167.0	$157.9	$9.1	$325.8	$300.0	$25.8

(1)	In the first quarter of 2016, U.S. development of Kyndrisa and other exon programs was terminated. In the second quarter of 2016, EU development of Kyndrisa and other exon programs was terminated.
(2)	In the second quarter of 2016, we terminated the reveglucosidase alfa development program.
(3)	In October 2015, we sold talazoparib to Medivation. For the three and six months ended June 30, 2016, talazoparib R&D expense primarily related to employee-related wind-down costs.

The increase in pegvaliase, Brineura, and vosoritide expense was attributable to increased clinical trial activities related to these product candidates. The development expenses for Kyndrisa relate to clinical and European regulatory activities for this product candidate, which are expected to decrease due to the termination of the related development program. The increase in development expense related to early development stage programs was primarily attributable to the pre-clinical activity related to BMN 270 and NAGLU. The decrease in reveglucosidase alfa was due to the termination of the respective development program. The decrease in talazoparib expenses was due to the completion of the sale to Medivation in the fourth quarter of 2015.

During the remainder of 2016, we expect our R&D spending to increase over 2015 levels due to our pegvaliase, vosoritide and Brineura programs progressing in their development. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs, including BMN 270 and NAGLU, and other pre-clinical programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A expense increased to $109.6 million and $214.9 million for the three and six months ended June 30, 2016 from $101.5 million and $194.3 million for the three and six months ended June 30, 2015. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Sales and marketing (S&M) expense	$59.9	$51.1	$8.8	$113.6	$92.8	$20.8
General and administrative (G&A) expense	49.7	50.4	(0.7)	101.3	101.5	(0.2)
Total SG&A expense	$109.6	$101.5	$8.1	$214.9	$194.3	$20.6

	Three Months Ended June 30,			Six Months Ended June 30,
S&M expense by product	2016	2015	Change	2016	2015	Change
Vimizim	$16.8	14.3	$2.5	$31.1	$27.6	$3.5
Naglazyme	12.5	12.9	(0.4)	24.0	23.5	0.5
Kuvan	14.8	10.2	4.6	29.3	20.2	9.1
Other and not allocated	15.8	13.7	2.1	29.2	21.5	7.7
Total S&M expense	$59.9	$51.1	$8.8	$113.6	$92.8	$20.8

S&M expense primarily consists of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. We re-acquired the worldwide rights, except for Japan, for Kuvan in January 2016. The increase in Kuvan S&M expense is attributable to this acquisition. We continue to incur S&M expense for Naglazyme and Vimizim as a result of continued expansion of our international and worldwide activities, respectively. The increase in other S&M expense was driven by an increase in pre-commercialization marketing expense for Brineura.

G&A primarily consists of corporate support and other administrative expenses, which decreased slightly in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the impact of foreign currency fluctuations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Changes in the fair value of contingent acquisition consideration payable	$(62.0)	$14.3	$(76.3)	$(59.1)	$14.6	$(73.7)
Amortization of intangible assets	7.6	2.6	5.0	15.1	5.2	9.9
Total intangible asset amortization and contingent consideration	$(54.4)	$16.9	$(71.3)	$(44.0)	$19.8	$(63.8)

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. During the three and six months ended June 30, 2016, the majority of the changes related to the discontinuance of the Kyndrisa and reveglucosidase alfa development programs that resulted in the reversal of the fair value of the remaining contingent consideration payable to the former Prosensa and Zystor Therapeutics, Inc. shareholders. The remaining continent consideration payable related to milestones payable upon the achievement of certain Kyndrisa and reveglucosidase alfa development, regulatory and sales milestones which will not be attained now that the internal development of the programs has been terminated. The increase in amortization of intangible assets was primarily attributable to the amortization of the Kuvan intangible asset acquired from Merck Serono in January 2016.

Impairment of Intangible Assets

In the second quarter of 2016, we recorded an impairment charge of $599.1 million related to the Kyndrisa and other exon and reveglucosidase alfa IPR&D assets based on the termination of the internal development of the respective programs. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our Intangible Assets.

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.4 million and $2.9 million for the three and six months ended June 30, 2016, compared to $1.0 million and $1.7 million for the three and six months ended June 30, 2015. We do not expect future interest income to fluctuate significantly over the next twelve months.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Coupon interest	$2.5	$2.9	$(0.4)	$5.0	$5.4	$(0.4)
Amortization of issuance costs	0.8	0.8	—	1.7	1.6	0.1
Accretion of discount on convertible notes	6.6	6.3	0.3	13.1	12.5	0.6
Total interest expense	$9.9	$10.0	$(0.1)	$19.8	$19.5	$0.3

Interest expense primarily consisted of amounts related to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt. We do not expect future interest expense to fluctuate significantly over the next twelve months. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our Convertible Debt.

Other Expense

During the second quarter of 2015, we recorded write-offs of $12.8 million for investments and advances related to a supplier of one of our multi-sourced materials due to a deterioration in its financial condition during the quarter.

Benefit from Income Taxes

For the three and six months ended June 30, 2016, we recognized a benefit from income taxes of $159.4 million and $163.4 million, respectively, compared to the three and six months ended June 30, 2015 when we recognized a benefit from income taxes of $0.6 million and $7.8 million, respectively. The benefit from income taxes for the three and six months ended June 30, 2016 primarily included the reversal of the deferred tax liability associated with the write-off of the IPR&D related to Kyndrisa and reveglucosidase alfa. We have historically computed our interim period provision for (benefit from) income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, we have computed the U.S. component of the consolidated benefit from income taxes for the three and six months ended June 30, 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2016. The consolidated benefit from income taxes for the three and six months ended June 30, 2015 was computed using a forecasted annual effective tax rate.

The benefit from income taxes for the three and six months ended June 30, 2016 and 2015, also consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and the federal and California R&D credits, and the tax benefit related to stock option exercises during these periods. See Note 16 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of the components of our provision for (benefit from) income taxes.

Financial Position, Liquidity and Capital Resources

We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, short-term and long-term investments, and proceeds from equity or debt financings and loans or collaborative agreements with corporate partners. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We plan to supplement this with further debt or equity offerings or commercial borrowing.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of June 30, 2016, $139.7 million of our $704.9 million balance of cash, cash equivalents and marketable securities was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion, see Note 16 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Some of the factors that could affect our business include: future changes to healthcare reform in the U.S. or other countries, a continuation of uncertainty with respect to, or worsening of global economic conditions, patent expirations of competitive products and the launch of generic competitors, continued government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate these risks to our business.

Our liquidity and capital resources as of June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30,	December 31,
	2016	2015	Change
Cash and cash equivalents	$306.0	$397.0	$(91.0)
Short-term investments	197.3	195.6	1.7
Long-term investments	201.6	425.7	(224.1)
Cash, cash equivalents and investments	$704.9	$1,018.3	$(313.4)

Current assets	$1,105.9	$1,089.6	$16.3
Current liabilities	364.6	445.5	(80.9)
Working capital	$741.3	$644.1	$97.2

Convertible debt	$670.1	$662.3	$7.8

Our cash flows for the six months ended June 30, 2016 and 2015 are summarized as follows (in millions):

	2016	2015	Change
Cash and cash equivalents at the beginning of the period	$397.0	$875.5	$(478.5)
Net cash used in operating activities	(217.6)	(150.8)	(66.8)
Net cash provided by (used in) investing activities	152.5	(1,196.1)	1,348.6
Net cash provided by (used in) financing activities	(29.5)	912.4	(941.9)
Foreign exchange impact	3.6	(0.3)	3.9
Cash and cash equivalents at the end of the period	$306.0	$440.7	$(134.7)
Short-term and long-term investments	398.9	750.5	(351.6)
Cash, cash equivalents and investments	$704.9	$1,191.2	$(486.3)

Working Capital

Working capital increased by $97.2 million, from $644.1 million at December 31, 2015 to $741.3 million at June 30, 2016. The increase in working capital was attributed to the following (in millions):

Working capital at December 31, 2015	$644.1
Decreased cash, cash equivalents and short-term investments	(89.3)
Increased accounts receivable, net	49.2
Increased inventory	54.9
Decreased current liabilities	80.9
Increased other current assets	1.5
Working capital at June 30, 2016	$741.3

The decrease in cash, cash equivalents and short-term investments was primarily attributed to $217.6 million of cash used to fund operating activities, net cash invested in property, plant, and equipment of $70.7 million, net proceeds from employee stock option exercises and employee stock purchase plan purchases of $23.0 million, offset by net maturities of available-for-sale investments of $224.9 million and taxes paid related to net share settlement of equity awards of $52.8 million. The increase in accounts receivable was attributed to increased revenues and the timing of cash receipts from customers. The increase in inventory was primarily attributed to the manufacture of inventories for all commercial products, including $11.4 million of pre-launch inventory related to Brineura, to meet anticipated future sales demand. The decrease in current liabilities was primarily due to a $100.2 million decrease in accounts payable and accrued expenses related to payments of R&D expenses and income taxes, offset by the $24.4 million of convertible notes due in April 2017 changing from noncurrent to current liabilities.

Our product sales to government-owned or government-funded customers in certain countries, including Russia, Greece, Spain, Italy and Portugal, are subject to payment terms that are imposed by government authorities. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of June 30, 2016, approximately 11% of our outstanding accounts receivable relate to such countries. See Note 16 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 was $217.6 million, compared to cash used in operating activities of $150.8 million for the six months ended June 30, 2015. Cash used in operating activities primarily consisted of net loss of $508.7 million, adjusted for non-cash items such as $599.1 million asset impairment charge, $64.1 million for stock-based compensation expenses, $48.5 million for depreciation and amortization expense, $14.8 million of non-cash interest expense, offset by $184.5 million for deferred income taxes benefit and $59.1 million related to the decrease in the fair value of contingent acquisition consideration payable. Changes in operating assets and liabilities resulted in a net cash outflow of $186.8 million that consisted primarily of increased payments of R&D expenses and increased inventory purchases for all commercial products to meet anticipated future sales demand.

Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2016 was $152.5 million, compared to net cash used in investing activities during the six months ended June 30, 2015 of $1,196.1 million. The increase in net cash provided by investing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily consisted of a $799.9 million increase in net maturities of available-for-sale securities and a $536.9 million decrease in cash used to acquire a business. During 2016, we expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $29.5 million, compared to net cash provided by financing activities of $912.4 million for the six months ended June 30, 2015. The decrease in net cash provided by financing activities for the six months ended June 30, 2016, was primarily attributable to the absence of $888.3 million of net proceeds from the public offering of common stock in 2015 and a $33.3 million increase in taxes paid related to net share settlement of equity awards, offset by a $22.4 million decrease in proceeds from employee stock option exercises and ESPP purchases.

Other Information

Our $774.5 million (undiscounted) of total convertible debt as of June 30, 2016, will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes (of which $24.5 million, undiscounted, remained outstanding as of June 30, 2016) do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

In the first quarter of 2016, U.S. development of Kyndrisa and other exon programs was terminated. In the second quarter of 2016, EU development of Kyndrisa and other exon programs was terminated. In June 2016, we announced that internal development of the reveglucosidase alfa program has been terminated and that a partner is being sought to assume future studies.

On January 1, 2016, we acquired all global rights, with the exception of Japan, to Kuvan and pegvaliase (collectively, the Merck PKU Business) from Ares Trading S.A. (Merck Serono), an indirectly wholly-owned affiliate of Merck KGaA, Darmstadt, Germany, in exchange for cash payments of $374.5 million in the six months ended June 30, 2016, and up to €60.0 million in cash if future Kuvan sales milestones are met, and up to €125.0 million in cash if future pegvaliase development milestones are met.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses of our major development programs from inception to June 30, 2016 were as follows (in millions):

Since Program
Inception
Vimizim	$416.9
Pegvaliase	351.7
Brineura	143.2
Vosoritide	142.7
Kyndrisa (1)	108.0
Reveglucosidase alfa (1)	235.6
BMN 270	88.3
NAGLU	76.4
Other approved products	459.5
Other and non-allocated	Not meaningful

(1)	Programs for which internal development has been terminated.

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in our manufacturing capacity; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.

Our future capital requirements will depend on many factors, including, but not limited to:

•	product sales and profitability of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	manufacturing, supply or distribution of our product candidates and commercial products;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	results relating to our lawsuits against Par to protect our patents relating to Kuvan and generic competition to Kuvan relating to our settlement with DRL;
•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•

actual or anticipated fluctuations in our operating results, including due to timing of large order for our products, in particular in Latin America, where governments place large periodic orders for Vimizim and Naglazyme;

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

 Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. We are also subject to contingent payments related to various development activities totaling approximately $729.1 million as of June 30, 2016, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $206.2 million (USD equivalent of 185 million Euros translated at 1.11 USD per Euro) relates to the Merck PKU Business acquisition and $23.5 million relates to programs that are no longer being developed.

There have been no material changes to the Company’s contractual and commercial obligations during the six months ended June 30, 2016, as compared to the significant accounting policies disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2016 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure controls system are met.

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

The two cases against Par have been consolidated in the District of New Jersey.  The court held a claims construction hearing on May 5, 2016 but has not yet issued its ruling.  Fact discovery is scheduled to close in September 2016 and trial is scheduled for June 2017.

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

Risks Related to Our Business

*If we fail to obtain regulatory approval to commercially market and sell our drugs, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. For example, in January 2016, the FDA issued a complete response letter to our New Drug Application for Kyndrisa, concluding that the standard of substantial evidence of Kyndrisa’s effectiveness had not been met, and we subsequently decided to discontinue clinical and regulatory development of Kyndrisa as well as the three other first generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons). Products distributed abroad are also subject to government regulation by international regulatory authorities. The approval process in the EU and other countries can also be lengthy and expensive and regulatory approval is also never certain.

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

In addition, some of our product candidates, including Brineura, are intended to be used in combination with a delivery device, such as an injector or other delivery system. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the U.S. A combination product generally is defined as a product consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA review process and criteria is not a well-established area, which could also lead to delays in the approval process. In addition, because these delivery devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

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

We may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

*To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain.

As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early stage drug candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our drug products are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, or despite having favorable data in connection with an interim analysis. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Specific factors that could cause delay or termination of our clinical trials or stop us from filing for regulatory approval of our product candidates include the following:

•	slow or insufficient patient enrollment;
•	slow recruitment of, and completion of necessary institutional approvals at, clinical sites;
•	budgetary constraints or prohibitively high clinical trial costs;
•	longer treatment time required to demonstrate efficacy;
•	lack of sufficient supplies of the product candidate;
•	adverse medical events or side effects in treated patients, including immune reactions;
•	lack of effectiveness of the product candidate being tested;
•	regulatory requests for additional clinical trials or pre-clinical studies;
•	deviations in standards for Good Clinical Practice (GCP); and
•	disputes with or disruptions in our relationships with clinical trial partners, including CROs, clinical laboratories, clinical sites, and principal investigators.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services reportable to the FDA or other regulatory authority. If the FDA or other regulatory authority concludes that a financial relationship between us and a principal investigator has created a conflict of interest, the FDA or other regulatory authority may question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized.

*Our BMN 270 program is based on a gene therapy approach, which, as a novel technology, presents additional treatment, regulatory, manufacturing, and commercial risks in relation to our other, more traditional drug development programs.

In relation to our other drug products, gene therapy products, such as BMN 270, present unique treatment risks. The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too much or too little of the desired protein or RNA. There is also a risk that production of the desired protein or RNA will increase or decrease over time. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused be overproduction. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures.  Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.

We may experience development problems related to our gene therapy program that cause significant delays or unanticipated costs, or that cannot be solved. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidate in any jurisdiction. Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring BMN 270 to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.

Even if we obtain regulatory approval for BMN 270, we may experience delays, and increased costs, in developing a sustainable, reproducible and large-scale manufacturing process. Gene therapy products are novel, complex and difficult to manufacture, and have, only in limited cases, been manufactured at scales sufficient for pivotal trials and commercialization.  Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production.  Whether we produce BMN 270 at a contract manufacturer or develop our own gene therapy manufacturing capability, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel.  As a result, we could experience manufacturing delays that prevent us from completing our clinical studies or commercializing BMN 270 in a timely, or on a profitable, basis, if at all.

Due to the relative novelty of gene therapy and the potential to provide therapeutic treatment with a one-time administration, we also face uncertainty with respect to the pricing, coverage and reimbursement of BMN 270, if approved.  In order to recover our research and development costs and commercialize a one-time treatment, such as BMN 270, on a profitable basis, we expect the cost of a single administration of BMN 270 to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third-party payors will be essential for the vast majority of patients to be able to afford BMN 270. Accordingly, sales of BMN 270, if approved, will depend substantially, both domestically and internationally, on the extent to which its cost will be paid by third-party payors. Even if coverage is provided, the reimbursement amounts approved by third-party payors may not be high enough to allow us to realize a sufficient return on our investment.

We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for BMN 270, the commercial success of BMN 270 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product candidate in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Even if BMN 270 displays a favorable efficacy and safety profile in clinical trials and is ultimately approved, market acceptance of BMN 270 will not be fully known until after it is launched. Negative public opinion or more restrictive government regulations or could have a negative effect on our business and financial condition and may delay or impair the development and commercialization of, and demand for, BMN 270.

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

As of June 30, 2016, we had cash, cash equivalents and short and long-term investments totaling $704.9 million and long-term debt obligations of $774.5 million (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.5 million in the six months ended June 30, 2016, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 1.875% senior subordinated convertible notes due 2017 (the 2017 Notes), 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and, together with the 2017 Notes and 2018 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

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
•

our possible achievement of milestones identified in our purchase agreements with the former stockholders of LEAD Therapeutics, Inc., ZyStor Therapeutics, Inc., Huxley Pharmaceuticals, Inc., and Zacharon Pharmaceuticals Inc., and under the termination agreements with Merck Serono related to Kuvan and pegvaliase milestones;

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

In March 2014, we completed an offering of 1,500,000 shares of our common stock at a price of $78.45 per share and received net proceeds of $117.5 million. In January 2015, we completed an offering of 9,775,000 shares of our common stock at a price of $93.25 per share and received net proceeds of approximately $888.3 million. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements to satisfy our liquidity requirements. The sale of additional securities will result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

*We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

As of June 30, 2016, we had $774.5 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes and $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes. Our indebtedness may:

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

Our indebtedness consists primarily of the 2018 and 2020 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018 and 2020. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. We intend to settle the principal amount of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Moreover, if we are unable to refinance the Notes, we must repay the Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share.

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

In addition, our manufacturing processes subject us to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes resulting from their use. We incur significant costs in complying with these laws and regulations.

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

If we fail to obtain an adequate level of coverage and reimbursement for our drug products by third-party payors, the sales of our drugs would be adversely affected or there may be no commercially viable markets for our products.

The course of treatment for patients using our products is expensive. We expect patients to need treatment for extended periods, and for some products throughout the lifetimes of the patients. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for our products without coverage and reimbursement from third-party payors. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

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

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

*Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenue and results of operations.

We expect that coverage and reimbursement may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has recently come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or mandatory price cuts or reduce the value of our intellectual property portfolio. As part of these cost containment measures, some countries have imposed or threatened to impose revenue caps limiting the annual volume of sales of our products. To the extent that these caps are significantly below actual demand, our future revenues and gross margins may be adversely affected.

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

*If we are found in violation of federal or state health care laws, we may be required to pay a penalty or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operation.

We are subject to various federal and state health care laws and regulations, including anti-kickback laws, false claims laws, data privacy and security laws, and laws related to ensuring compliance. The federal Anti-Kickback Statute makes it illegal for any person or entity, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal health care programs, such as Medicare and Medicaid. Under federal government regulations, certain arrangements, or safe harbors, are deemed not to violate the federal Anti-Kickback Statute. However, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback liability, although we seek to comply with these safe harbors. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to referral of patients for health care services reimbursed by any source, not just governmental payors.

Federal and state false claims laws, including the civil False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid, or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we also are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

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

Due to the breadth of these laws, the narrowness of available statutory and regulatory exceptions and the increased focus by law enforcement agencies in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If we are found in violation of one of these laws, we may be subject to criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, debarment, suspension or exclusion from participation in federal or state health care programs, any of which could adversely affect our business, financial condition and results of operation.

We conduct a significant amount of our sales and operations outside of the U.S., which subjects us to additional business risks that could adversely affect our revenue and results of operations.

A significant portion of the sales of Aldurazyme, Kuvan, Naglazyme and Vimizim, and all of the sales of Firdapse are generated from countries other than the U.S. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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

We implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as BMN 270, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:

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

Furthermore, our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our former and current product programs have been acquired through acquisitions and several of our former and current product programs have been developed through licensing or collaborative arrangements, such as Naglazyme, Aldurazyme, Kuvan and Firdapse. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Because each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

We received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on March 6, 2015, we filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent Par from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2017. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

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

The two cases against Par have been consolidated in the District of New Jersey. The court held a claims construction hearing on May 5, 2016 but has not yet issued its ruling.  Fact discovery is scheduled to close in September 2016 and trial is scheduled for June 2017.

In September 2015, we entered into a settlement agreement with DRL that resolved patent litigation with DRL in the U.S. related to DRL’s ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets. Under the terms of the settlement agreement, we have granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances.

The settlement with DRL does not affect the case against Par, and the litigation against Par is still pending.

The settlement with DRL and filing of Par’s purported ANDAs in respect to Kuvan could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if Par is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL following the settlement described above could have a material adverse effect on our revenue and results of operations.

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

*Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.

Even if our drug products are approved, if doctors elect a course of treatment which does not include our drug products, this decision would reduce demand for our drug products and adversely affect revenues. For example, if gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, such as Naglazyme, Vimizim, and Aldurazyme in MPS diseases, could be greatly reduced. Moreover, if we obtain regulatory approval for BMN 270, the commercial success of BMN 270 will still depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

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

For each of the three and six months ended June 30, 2016, 6% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 11% of our total accounts receivable as of June 30, 2016, are related to these countries. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Our valuation and stock price have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse;
•	manufacturing, supply or distribution of our product candidates and commercial products;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	results relating to our lawsuits against Par to protect our patents relating to Kuvan and generic competition to Kuvan relating to our settlement with DRL;
•	government regulatory action affecting our product candidates or our competitors’ drug products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•

actual or anticipated fluctuations in our operating results, including due to timing of large order for our products, in particular in Latin America, where governments place large periodic orders for Vimizim and Naglazyme;

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders’ meetings may only be called by our Chairman or the majority of our Board of Directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Additionally, our Board of Directors has the authority to issue shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

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

2.3

Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.3 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

2.4

Termination Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

2.5

Termination and Transition Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

3.1*	Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., as amended.

3.2

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 8, 2016	By	/S/ DANIEL SPIEGELMAN
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

2.3

Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.3 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

2.4

Termination Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

2.5

Termination and Transition Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

3.1*	Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., as amended.

3.2

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.