Form 10-Q
period 2016-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2016-11-03
CIK 1048477

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 171,987,437 shares of common stock, par value $0.001, outstanding as of October 28, 2016.

BIOMARIN PHARMACEUTICAL INC.

BioMarin®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Brineura™ and KyndrisaTM are our trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(In thousands of U.S. dollars, except share amounts)

	September 30,	December 31,
	2016	2015(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$707,349	$397,040
Short-term investments	327,499	195,579
Accounts receivable, net (allowance for doubtful accounts: $66 and $93, at September 30, 2016 and December 31, 2015, respectively)	215,894	164,959
Inventory	347,420	271,683
Other current assets	68,409	60,378
Total current assets	1,666,571	1,089,639
Noncurrent assets:
Long-term investments	362,956	425,652
Property, plant and equipment, net	729,836	704,207
Intangible assets, net	561,387	683,996
Goodwill	197,039	197,039
Deferred tax assets	288,006	220,191
Other assets	36,443	408,644
Total assets	$3,842,238	$3,729,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$306,129	$392,511
Short-term convertible debt, net	22,460	—
Short-term contingent acquisition consideration payable	48,746	52,946
Total current liabilities	377,335	445,457
Noncurrent liabilities:
Long-term convertible debt, net	653,178	662,286
Long-term contingent acquisition consideration payable	122,644	32,663
Deferred tax liabilities	—	143,527
Other long-term liabilities	43,273	44,588
Total liabilities	1,196,430	1,328,521
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2016 and December 31, 2015: 171,697,649 and 161,526,044 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	173	162
Additional paid-in capital	4,231,514	3,414,837
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(14,969)	(13,616)
Accumulated other comprehensive income	2,158	21,033
Accumulated deficit	(1,573,068)	(1,021,569)
Total stockholders’ equity	2,645,808	2,400,847
Total liabilities and stockholders’ equity	$3,842,238	$3,729,368
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2016 and 2015

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Net product revenues	$278,262	$207,767	$812,195	$658,102
Collaborative agreement revenues	1	131	234	849
Royalty, license and other revenues	1,633	1,006	4,334	3,008
Total revenues	279,896	208,904	816,763	661,959
OPERATING EXPENSES:
Cost of sales	50,738	34,904	145,473	103,965
Research and development	160,831	158,713	486,663	458,688
Selling, general and administrative	118,758	94,044	333,635	288,364
Intangible asset amortization and contingent consideration	9,654	3,116	(34,318)	22,963
Impairment of intangible assets	—	—	599,118	—
Total operating expenses	339,981	290,777	1,530,571	873,980
LOSS FROM OPERATIONS	(60,085)	(81,873)	(713,808)	(212,021)
Equity in the loss of BioMarin/Genzyme LLC	(104)	(186)	(374)	(539)
Interest income	1,633	1,344	4,561	3,050
Interest expense	(9,980)	(9,447)	(29,767)	(28,911)
Debt conversion expense	—	—	—	(163)
Other income (expense)	1,723	(281)	504	(9,105)
LOSS BEFORE INCOME TAXES	(66,813)	(90,443)	(738,884)	(247,689)
Provision for (benefit from) income taxes	(24,016)	483	(187,385)	(7,273)
NET LOSS	$(42,797)	$(90,926)	$(551,499)	$(240,416)
NET LOSS PER SHARE, BASIC	$(0.26)	$(0.57)	$(3.36)	$(1.51)
NET LOSS PER SHARE, DILUTED	$(0.26)	$(0.60)	$(3.37)	$(1.51)
Weighted average common shares outstanding, basic	167,714	160,886	163,963	159,647
Weighted average common shares outstanding, diluted	167,714	161,134	164,216	159,647

COMPREHENSIVE LOSS	$(45,167)	$(98,203)	$(570,374)	$(242,698)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2016

(In thousands of U.S. dollars)

(Unaudited)

				Company
				Common	Accumulated
			Additional	Stock	Other		Total
	Common stock		Paid-in	Held by	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	the NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2015	161,526	$162	$3,414,837	$(13,616)	$21,033	$(1,021,569)	$2,400,847
Net loss						(551,499)	(551,499)
Other comprehensive loss					(18,875)		(18,875)
Issuance of common stock, net of offering costs	7,500	8	712,930				712,938
Issuance of common stock under the 2006 Employee Stock Purchase Plan (the ESPP)	110		6,048				6,048
Exercise of common stock options	1,345	1	43,449				43,450
Excess tax benefit from stock option exercises			563				563
Restricted stock units vested during the period, net	779	1	(55,242)				(55,241)
Conversion of convertible notes, net	438	1	8,923				8,924
Common stock held by the NQDC				(1,353)			(1,353)
Stock-based compensation			100,006				100,006
Balance at September 30, 2016	171,698	$173	$4,231,514	$(14,969)	$2,158	$(1,573,068)	$2,645,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(551,499)	$(240,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,805	34,301
Non-cash interest expense	22,276	21,243
Accretion of discount on investments	681	1,616
Stock-based compensation	97,220	80,959
(Gain) loss on sale of equity investment	2,020	(3,022)
Impairment of assets	599,118	12,802
Deferred income taxes	(206,691)	14,629
Excess tax benefit from stock option exercises	(563)	(463)
Unrealized foreign exchange gain on forward contracts	(10,961)	(16,491)
Non-cash changes in the fair value of contingent acquisition consideration payable	(56,954)	15,101
Other	1,044	1,059
Changes in operating assets and liabilities:
Accounts receivable, net	(52,023)	146
Inventory	(59,802)	(47,469)
Other current assets	(1,556)	(27,970)
Other assets	(5,002)	(1,391)
Accounts payable and accrued liabilities	(77,852)	924
Other long-term liabilities	(4,451)	790
Net cash used in operating activities	(228,190)	(153,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(96,806)	(123,844)
Funds held in escrow for the purchase of real property	(8,383)	(12,500)
Maturities and sales of investments	302,801	261,786
Purchase of available-for-sale securities	(370,393)	(842,873)
Purchase of promissory note	—	(3,326)
Business acquisitions, net of cash acquired	(1,467)	(538,392)
Other	(150)	—
Net cash used in investing activities	(174,398)	(1,259,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and the ESPP	49,498	51,515
Taxes paid related to net share settlement of equity awards	(55,241)	(21,968)
Proceeds from public offering of common stock, net	712,938	888,257
Excess tax benefit from stock option exercises	563	463
Other	—	(2,062)
Net cash provided by financing activities	707,758	916,205
Effect of exchange rate changes on cash	5,139	(2,544)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310,309	(499,140)
Cash and cash equivalents:
Beginning of period	$397,040	$875,486
End of period	$707,349	$376,346
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	4,564	4,979
Cash paid for income taxes	95,163	15,377
Stock-based compensation capitalized into inventory	8,960	8,271
Depreciation capitalized into inventory	13,402	11,005
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(13,988)	(11,386)
Conversion of convertible debt	8,924	8,957
Accrual for inventory purchases related to the acquisition of the Merck PKU Business	1,322	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company), a Delaware corporation, develops and commercializes innovative biopharmaceuticals for serious diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s product portfolio consists of five approved products and multiple clinical and investigational product candidates. The Company’s approved products are Vimizim (elosulfase alfa), Naglazyme (galsulfase), Kuvan (sapropterin dihydrochloride), Aldurazyme (laronidase) and Firdapse (amifampridine phosphate).

The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments and, to the extent appropriate, through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners. Until the Company consistently generates positive cash flows from its operations, the Company expects to raise the capital necessary to fund its current operations and long-term plans. Additional capital may also be necessary if the Company enters into potential licenses and other acquisitions of complementary technologies, products or companies.

The Company is subject to a number of risks and uncertainties, including, without limitation: the financial performance of its approved products; the expected need for additional financings; the Company’s ability to successfully commercialize its approved products; the uncertainty of the Company’s research and development (R&D) efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; the Company’s ability to compete effectively; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to the Company.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. ASU 2016-09 will be effective for the Company’s fiscal year beginning January 1, 2017 unless it elects early adoption. The Company is currently evaluating the potential impact the adoption of ASU 2016-09 will have on its consolidated financial statements and as of September 30, 2016, the Company has not made the election to early adopt the amendments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The amended guidance requires balance sheet recognition of lease assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 unless it elects early adoption. The amendments require a modified retrospective approach with optional practical expedients. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its consolidated financial statements and has not made the election to early adopt ASU 2016-02.

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

(5) ACQUISITIONS

The Merck PKU Business

On October 1, 2015, the Company entered into a Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement), to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), between the Company and Merck Serono, including the license to Kuvan the Company had granted to Merck Serono under the License Agreement. Also on October 1, 2015, the Company and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase the Company had granted to Merck Serono under the License Agreement. On January 1, 2016, pursuant to the A&R Kuvan Agreement and the Pegvaliase Agreement, the Company completed the acquisition from Merck Serono and its affiliates of certain rights and other assets with respect to Kuvan and pegvaliase (the Merck PKU Business). As a result, the Company acquired all global rights to Kuvan and pegvaliase from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the United States (U.S.) and Canada and pegvaliase in the U.S. and Japan. In connection with the acquisition of the Merck PKU Business, the Company recognized transaction costs of $0.6 million, of which $0.3 million was recognized in each of the year ended December 31, 2015 and in the nine month period ended September 30, 2016.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million, in cash, the majority of which was paid in January 2016, and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met. Merck Serono transferred certain inventory, regulatory materials and approvals, and intellectual property rights to the Company and will perform certain transition services for the Company.

The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to pegvaliase. The License Agreement will continue in effect, but in no event later than December 31, 2016, in order to complete the transfer of certain assets related to Kuvan, the majority of which occurred in January 2016. Accordingly, as of September 30, 2016, the Company continues to rely on Merck Serono to provide critical transition services for the sales and distribution of Kuvan in approximately eight remaining countries until marketing authorizations can be transferred in such countries.

Prior to the consummation of the transactions described above, the Company sold Kuvan to Merck Serono at a price near its manufacturing costs, and Merck Serono resold the product to end users outside the U.S., Canada and Japan. The royalty earned by the Company from Kuvan product sold by Merck Serono was included as a component of Net Product Revenues in the period earned.

Kuvan is a commercialized product for the treatment of patients with phenylketonuria (PKU) and/or for primary BH4 deficiency in certain countries. Pegvaliase is currently in pivotal studies as a potential therapeutic option for adult patients with PKU. In March 2016, the Company announced that its pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001); and the Company also announced its plans to submit a marketing application in the U.S. Kuvan has Orphan Drug exclusivity in the European Union (EU) until 2020, and pegvaliase has Orphan Drug designation in the U.S. and the EU.

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase in-process research and development (IPR&D) acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable at September 30, 2016. See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Condensed Consolidated Balance Sheet.

The following table presents the preliminary allocation of the purchase consideration for the Merck PKU Business acquisition, including the contingent acquisition consideration payable based on the acquisition date fair value. The allocation of the purchase price below reflects an inventory adjustment in the second quarter of 2016.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Total revenues	$225,697	$713,930
Net loss	$(84,395)	$(220,465)
Net loss per share, basic	$(0.52)	$(1.38)
Net loss per share, diluted	$(0.55)	$(1.38)
Weighted average common shares outstanding, basic	160,886	159,647
Weighted average common shares outstanding, diluted	161,134	159,647

(6) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss, basic	$(42,797)	$(90,926)	$(551,499)	$(240,416)
Gain on common stock held by the NQDC	—	(4,980)	(1,753)	—
Net loss, diluted	$(42,797)	$(95,906)	$(553,252)	$(240,416)
Denominator:
Weighted-average common shares outstanding, basic	167,714	160,886	163,963	159,647
Effect of dilutive securities:
Common shares held by the NQDC	—	248	253	—
Weighted-average common shares outstanding, diluted	167,714	161,134	164,216	159,647
Net loss per common share, basic	$(0.26)	$(0.57)	$(3.36)	$(1.51)
Net loss per common share, diluted	$(0.26)	$(0.60)	$(3.37)	$(1.51)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In addition to the equity instruments included in the table above, the table below presents the shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	9,610	10,503	9,610	10,503
Common stock issuable under the 2017 Notes	1,105	1,553	1,105	1,553
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966	7,966	7,966
Unvested restricted stock units	2,728	1,757	2,728	1,633
Common stock potentially issuable for ESPP purchases	130	229	114	220
Common stock held by the NQDC	253	—	—	248
Total number of potentially issuable shares	21,792	22,008	21,523	22,123

The effect of the Company’s 0.7% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) were excluded from the diluted net loss per common share because they were antidilutive. The Company’s closing stock price on September 30, 2016 and 2015 did not exceed the conversion price of $94.15 per share for the Notes.

(7) INVESTMENTS

All investments were classified as available-for-sale at September 30, 2016 and December 31, 2015. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2016 and December 31, 2015 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at September 30, 2016
Certificates of deposit	$2,800	$—	$—	$2,800
Corporate debt securities	420,259	873	(165)	420,967
Commercial paper	16,692	—	—	16,692
U.S. government agency securities	249,674	190	(2)	249,862
Greek government-issued bonds	52	82	—	134
Total	$689,477	$1,145	$(167)	$690,455

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2015
Certificates of deposit	$63,919	$1	$—	$63,920
Corporate debt securities	358,625	20	(732)	357,913
Commercial paper	12,733	—	—	12,733
U.S. government agency securities	186,882	—	(344)	186,538
Greek government-issued bonds	48	79	—	127
Total	$622,207	$100	$(1,076)	$621,231

As of December 31, 2015, the Company had two investments in marketable equity securities measured using quoted prices in their respective active markets that are collectively considered strategic investments. In the second quarter of 2016, the remaining shares of one strategic investment were sold for a realized loss of $2.0 million. As of September 30, 2016, the fair value of the Company’s marketable equity securities was $7.3 million, which included an unrealized gain of $4.3 million.  As of December 31, 2015, the fair value of the Company’s marketable equity securities was $18.1 million, which included an unrealized gain of $12.7 million. The Company’s investments are recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair values of available-for-sale securities by contractual maturity were as follows:

	September 30,	December 31,
	2016	2015
Maturing in one year or less	$327,499	$195,579
Maturing after one year through five years	362,956	425,652
Total	$690,455	$621,231

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2016, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2016	2015
Intangible assets:
Finite-lived intangible assets	$305,122	$129,572
Indefinite-lived intangible assets	332,199	607,548
Gross intangible assets:	637,321	737,120
Less: Accumulated amortization	(75,934)	(53,124)
Net carrying value	$561,387	$683,996

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

During the second quarter of 2016, the Company withdrew its Marketing Authorization Application (MAA) for Kyndrisa from the European Medicines Agency (EMA) and announced it would discontinue clinical and regulatory development of Kyndrisa as well as the three other first-generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons), for the treatment of distinct forms of Duchenne muscular dystrophy. Based on the then current status of the European development efforts, the Company recognized an impairment charge of $574.1 million in the second quarter of 2016 related to the Kyndrisa and other exon IPR&D assets reducing the remaining book value to zero. The Company also recognized an impairment charge of $25.0 million in the second quarter of 2016 related to the reveglucosidase alfa IPR&D assets due to the decision to terminate that development program. No intangible asset impairment charges were recognized during the three and nine months ended September 30, 2015.

See Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to the Company’s intangible assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2016	2015
Building and improvements	$505,894	$442,100
Manufacturing and laboratory equipment	229,818	145,313
Computer hardware and software	123,557	113,442
Leasehold improvements	44,802	44,247
Furniture and equipment	26,359	22,817
Land improvements	4,881	4,881
Land	45,727	45,727
Construction-in-progress	76,992	164,283
	1,058,030	982,810
Less: Accumulated depreciation	(328,194)	(278,603)
Total property, plant and equipment, net	$729,836	$704,207

Construction in-process primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and its manufacturing facility in Shanbally, Cork, Ireland.

Depreciation expense for the three and nine months ended September 30, 2016 was $23.2 million and $56.1 million, respectively, of which $4.4 million and $13.4 million, respectively, was capitalized into inventory. Depreciation expense for the three and nine months ended September 30, 2015 was $12.7 million and $36.4 million, respectively, of which $3.7 million and $11.0 million, respectively, was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and nine months ended September 30, 2016 and 2015 was insignificant.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$46,951	$46,115
Work-in-process	189,596	150,289
Finished goods	110,873	75,279
Total inventory	$347,420	$271,683

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In the first quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to Vimizim production. As of September 30, 2016, the value of the qualification campaign was $29.8 million, which was capitalized as inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Vimizim production, should that occur, the value of the inventory would be expensed at that time.

Inventory as of September 30, 2016, included $31.3 million of pre-launch Brineura (formerly referred to as cerliponase alfa) inventory for production that commenced in the second quarter of 2016. Brineura is an investigational therapy to treat children with CLN2 disease, or late infantile neuronal ceroid lipofuscinosis, a lysosomal storage disorder primarily affecting the brain. The Company must receive marketing approval from the applicable regulators before the Brineura inventory can be sold commercially. Although regulatory approval cannot be assured, the Company expects to receive regulatory approval and realize the costs of the inventory through future sales. The Company believes that all material uncertainties related to the ultimate regulatory approval of Brineura for commercial sale have been significantly reduced based on positive data from Phase I/II clinical trial results and the filings of Biologics License Application (BLA) with the Food and Drug Administration (FDA) and the MAA with the EMA during the second quarter of 2016. In its evaluation, the Company also considered its historical experience with developing and commercially producing similar products for rare genetic disorders.

Other Assets consisted of the following:

	September 30,	December 31,
	2016	2015
Deposit for business acquisition	$—	$371,756
Deposits	19,748	8,606
Strategic investments	7,267	18,056
Long-term forward foreign currency exchange contract assets	750	3,533
Other	8,678	6,693
Total other assets	$36,443	$408,644

Included in Deposits is an $8.4 million escrow deposit to purchase land in Shanbally, Ireland.

Accounts Payable and Accrued Liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts payable and accrued operating expenses	$148,773	$179,294
Accrued compensation expense	85,219	95,345
Accrued rebates payable	34,184	32,553
Accrued royalties payable	14,183	10,412
Value added taxes payable	7,961	6,377
Accrued income taxes	—	59,572
Other	15,809	8,958
Total accounts payable and accrued liabilities	$306,129	$392,511

Accounts payable and accrued operating expenses as of September 30, 2016, included approximately $4.9 million of employee termination benefits accrued as a result of the termination of the Kyndrisa and other exon development programs. This plan was approved and communicated to the impacted employees in the third quarter of 2016. Cash payments to employees will be made through the first quarter of 2017.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(11) CONVERTIBLE DEBT

The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2016		December 31, 2015
Convertible Notes due in 2017	$22,506		$31,430
Unamortized deferred offering costs	(46)		(110)
Convertible Notes due in 2017, net		22,460		31,320
Convertible Notes due in 2018	374,980		374,980
Unamortized discount	(31,219)		(41,904)
Unamortized deferred offering costs	(3,968)		(5,415)
Convertible Notes due in 2018, net		339,793		327,661
Convertible Notes due in 2020	374,993		374,993
Unamortized discount	(56,364)		(65,478)
Unamortized deferred offering costs	(5,244)		(6,210)
Convertible Notes due in 2020, net		313,385		303,305
Total convertible debt, net		$675,638		$662,286

Fair value of fixed rate convertible debt
Convertible Notes due in 2017 (1)		$101,789		$162,016
Convertible Notes due in 2018 (1)		448,247		482,584
Convertible Notes due in 2020 (1)		469,487		502,701
Total		$1,019,523		$1,147,301

(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Coupon interest	$2,466	$2,283	$7,491	$7,667
Amortization of issuance costs	826	823	2,476	2,471
Accretion of debt discount	6,688	6,341	19,800	18,773
Total interest expense on convertible debt	$9,980	$9,447	$29,767	$28,911

During the three and nine months ended September 30, 2016, certain existing holders of the Company’s senior subordinated notes due in 2017 (the 2017 Notes) elected to convert $2.0 million and $8.9 million, respectively, in aggregate principal amount of the 2017 Notes into 97,348 and 438,315 shares of the Company’s common stock, respectively. During the nine months ended September 30, 2015, the Company entered into three separate agreements with certain existing holders of its 2017 Notes pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holders totaling $0.2 million in the aggregate, of which $0.2 million was recognized in total as debt conversion expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2015.

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

The Company enters into forward foreign currency exchange contracts in order to protect against the fluctuations in revenue and operating expenses associated with foreign currency-denominated cash flows. The Company has formally designated these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in operating expenses denominated in Euros and revenues denominated in currencies other than the U.S. dollar related to changes in foreign currency exchange rates.

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of September 30, 2016 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Euros - Purchase	84	92.5	Oct. 2016 - Sep. 2019
Euros - Sell	280	316.5	Oct. 2016 - Sep. 2019
Canadian Dollars - Sell	6	3.1	Oct. 2016 - Dec. 2016
Colombian Pesos - Sell	3	9,798.0	Oct. 2016 - Dec. 2016
British Pounds - Sell	1	0.6	October 2016
Total	374

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative (SG&A) expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of September 30, 2016 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Euros - Purchase	1	99.4	October 2016
British Pounds - Sell	1	6.9	October 2016
Total	2

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through September 2019. Over the next twelve months, the Company expects to reclassify $0.5 million from accumulated other comprehensive income to earnings as the forecasted revenue and operating expense transactions occur.

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2016		September 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$4,785	Accounts payable and accrued liabilities	$3,290
Forward foreign currency exchange contracts	Other assets	750	Other long- term liabilities	1,979
Total		5,535		5,269
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	25	Accounts payable and accrued liabilities	65
Forward foreign currency exchange contracts	Other assets	—	Other long- term liabilities	—
Total		25		65
Total value of derivative contracts		$5,560		$5,334

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,478	Accounts payable and accrued liabilities	$1,986
Forward foreign currency exchange contracts	Other assets	3,533	Other long- term liabilities	3,057
Total		14,011		5,043
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	—	Accounts payable and accrued liabilities	22
Total		—		22
Total value of derivative contracts		$14,011		$5,065

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in Other Comprehensive Income (OCI) (1)	$(1,984)	$3,126	$(5,857)	$14,191
Net gain reclassified from accumulated OCI into earnings (2)	1,486	5,187	4,616	15,084
Net gain (loss) recognized in net loss (3)	9	(264)	5,276	(404)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$826	$(514)	$(2,446)	$6,052
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

At September 30, 2016 and December 31, 2015, accumulated other comprehensive income associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $1.2 million and $13.6 million, respectively.

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

	Fair Value Measurements at September 30, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$246,568	$—	$—	$246,568
Money market instruments	—	460,781	—	460,781
Total cash and cash equivalents	246,568	460,781	—	707,349
Available-for-sale securities:
Short-term:
Certificates of deposit	—	2,800	—	2,800
Corporate debt securities	—	139,073	—	139,073
Commercial paper	—	16,692	—	16,692
U.S. government agency securities	—	168,934	—	168,934
Long-term:
Corporate debt securities	—	281,894	—	281,894
U.S. government agency securities	—	80,928	—	80,928
Greek government-issued bonds	—	134	—	134
Total available-for-sale securities	—	690,455	—	690,455
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	309	—	309
Forward foreign currency exchange contract(1)	—	4,810	—	4,810
Restricted investments (2)	—	4,052	—	4,052
Total other current assets	—	9,171	—	9,171
Other assets:
Nonqualified Deferred Compensation Plan assets	—	8,562	—	8,562
Forward foreign currency exchange contract(1)	—	750	—	750
Strategic investment (3)	7,267	—	—	7,267
Total other assets	7,267	9,312	—	16,579
Total assets	$253,835	$1,169,719	$—	$1,423,554
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$4,008	$309	$—	$4,317
Forward foreign currency exchange contract (1)	—	3,355	—	3,355
Contingent acquisition consideration payable	—	—	48,746	48,746
Total current liabilities	4,008	3,664	48,746	56,418
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$19,394	$8,562	—	27,956
Forward foreign currency exchange contract (1)	—	1,979	—	1,979
Contingent acquisition consideration payable	—	—	122,644	122,644
Total other long-term liabilities	19,394	10,541	122,644	152,579
Total liabilities	$23,402	$14,205	$171,390	$208,997

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$290,731	$—	$—	$290,731
Money market instruments	—	106,309	—	106,309
Total cash and cash equivalents	290,731	106,309	—	397,040
Available-for-sale securities:
Short-term:
Certificates of deposit	—	56,951	—	56,951
Corporate debt securities	—	42,673	—	42,673
Commercial paper	—	12,733	—	12,733
U.S. government agency securities	—	83,222	—	83,222
Long-term:
Certificates of deposit	—	6,969	—	6,969
Corporate debt securities	—	315,240	—	315,240
U.S. government agency securities	—	103,316	—	103,316
Greek government-issued bonds	—	127	—	127
Total available-for-sale securities	—	621,231	—	621,231
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	440	—	440
Forward foreign currency exchange contract(1)	—	10,478	—	10,478
Restricted investments (2)	—	7,348	—	7,348
Total other current assets	—	18,266	—	18,266
Other assets:
Nonqualified Deferred Compensation Plan assets	—	6,362	—	6,362
Forward foreign currency exchange contract (1)	—	3,533	—	3,533
Strategic investment (3)	18,056	—	—	18,056
Total other assets	18,056	9,895	—	27,951
Total assets	$308,787	$755,701	$—	$1,064,488
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$1,151	$440	$—	$1,591
Forward foreign currency exchange contract(1)	—	2,008	—	2,008
Contingent acquisition consideration payable	—	—	52,946	52,946
Total current liabilities	1,151	2,448	52,946	56,545
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	24,341	6,362	—	30,703
Forward foreign currency exchange contract (1)	—	3,057	—	3,057
Contingent acquisition consideration payable	—	—	32,663	32,663
Total other long-term liabilities	24,341	9,419	32,663	66,423
Total liabilities	$25,492	$11,867	$85,609	$122,968
(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at September 30, 2016 and December 31, 2015 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.

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

There were no transfers between levels during the three and nine months ended September 30, 2016.

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

Contingent acquisition consideration payable at December 31, 2015	$85,609
Addition of contingent acquisition consideration payable related to the purchase of the Merck PKU Business	138,974
Changes in the fair value of contingent acquisition consideration payable for continuing development programs	7,032
Reduction of fair value related to termination of Kyndrisa development program	(43,652)
Reduction of fair value related to termination of reveglucosidase alfa development program	(20,334)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	3,761
Contingent acquisition consideration payable at September 30, 2016	$171,390

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

Asset retirement obligations at December 31, 2015	$4,704
Accretion expense	79
Reversals	(250)
Asset retirement obligations at September 30, 2016	$4,533

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

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes, and as of September 30, 2016 the Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The assumptions used to estimate the per share fair value of stock options granted under the 2012 Inducement Plan, the 2014 Inducement Plan and the Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	38 – 40%	41 – 44%	36 – 44%	39 – 45%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 – 6.7 years	6.9 – 8.0 years	5.0 – 8.1 years	6.4 – 8.0 years
Risk-free interest rate	1.1 – 1.4%	1.9 – 2.2%	1.1 – 2.1%	1.5 – 2.2%

During the nine months ended September 30, 2016, the Company granted options to purchase 783,580 shares of common stock with a weighted average fair value of $41.15 per share.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended September 30, 2016.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2016, the Company granted 1,223,654 RSUs with a weighted average fair value of $83.81 per share.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Unit Awards with Performance Conditions

On March 15, 2016, pursuant to Board approval, the Company granted 130,310 RSU awards with performance-vesting conditions (the 2016 Base RSUs) under the Share Incentive Plan to certain executive officers. The vesting of the 2016 Base RSUs under this specific grant is contingent upon the achievement of a 2016 revenue target and a three-year service period. The number of RSUs to be awarded from the 2016 Base RSUs upon achievement of the performance condition shall be calculated by multiplying the 2016 Base RSUs by a revenue multiplier (determined based on the Company’s performance against the revenue target), which could range between 80% and 120%.

Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2016 Base RSUs was determined to be $83.43 per RSU, based on the fair value of the common stock underlying the 2016 Base RSUs on the grant date. The Company evaluated the 2016 revenue target in the context of its current 2016 revenue forecast and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes in the first quarter of 2016. As a result, the Company recognized $1.0 million and $2.1 million of compensation expense related to these awards during the three and nine months ended September 30, 2016, respectively.

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSU awards with performance-vesting conditions (the 2015 Base RSUs) and a three-year service period, under the Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2015 revenue target, the Company applied a multiplier of 111% and issued 64,713 RSU awards with a grant date fair value of $108.36 per RSU. The Company recognized $0.6 million and $1.8 million of compensation expense related to these awards during the three and nine months ended September 30, 2016, respectively. The Company recognized $0.5 million and $1.3 million of compensation expense related to these awards during the three and nine months ended September 30, 2015, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$2,092	$1,386	$5,943	$4,484
R&D	14,165	12,578	42,929	34,972
SG&A	16,645	14,794	48,348	41,503
Total stock-based compensation expense	$32,902	$28,758	$97,220	$80,959

Stock-based compensation expense of $9.0 million and $8.3 million was capitalized into inventory for the nine months ended September 30, 2016 and 2015, respectively. Capitalized stock-based compensation is recognized as Cost of Sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(15) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statement of
Details about AOCI Components	2016	2015	2016	2015	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$1,436	$4,411	$4,036	$13,660	Net product revenues
Forward foreign currency exchange contracts	50	776	4,874	1,424	SG&A
Gain (loss) on sale of available-for-sale securities	7	14	(2,020)	3,036	Other income (expense)
Less: Income tax effect of the above	2	5	(735)	1,098	Provision for (Benefit from) income taxes
	$1,491	$5,196	$7,625	$17,022	Net loss

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at June 30, 2016	$2,305	$2,231	$(8)	$4,528
Other comprehensive income (loss) before reclassifications	(1,984)	1,738	(1)	(247)
Less net gain reclassified from AOCI	1,486	7	—	1,493
Tax effect	—	(630)	—	(630)
Net current-period other comprehensive income (loss)	(3,470)	1,101	(1)	(2,370)
AOCI balance at September 30, 2016	$(1,165)	$3,332	$(9)	$2,158

	Nine Months Ended September 30, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	$13,602	$7,441	$(10)	$21,033
Other comprehensive income (loss) before reclassifications	(5,857)	(8,477)	1	(14,333)
Less net gain (loss) reclassified from AOCI	8,910	(2,020)	—	6,890
Tax effect	—	2,348	—	2,348
Net current-period other comprehensive income (loss)	(14,767)	(4,109)	1	(18,875)
AOCI balance at September 30, 2016	$(1,165)	$3,332	$(9)	$2,158

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30, 2015
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at June 30, 2015	$17,074	$15,336	$51	$32,461
Other comprehensive income (loss) before reclassifications	3,126	(8,159)	1	(5,032)
Less gain reclassified from AOCI	5,187	14	—	5,201
Tax effect	—	2,956	—	2,956
Net current-period other comprehensive loss	(2,061)	(5,217)	1	(7,277)
AOCI balance at September 30, 2015	$15,013	$10,119	$52	$25,184

	Nine Months Ended September 30, 2015
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2014	$15,906	$11,511	$49	$27,466
Other comprehensive income before reclassifications	14,191	865	3	15,059
Less gain reclassified from AOCI	15,084	3,036	—	18,120
Tax effect	—	779	—	779
Net current-period other comprehensive income (loss)	(893)	(1,392)	3	(2,282)
AOCI balance at September 30, 2015	$15,013	$10,119	$52	$25,184

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product revenues marketed by the Company
United States	38%	44%	38%	38%
Europe	23%	21%	23%	19%
Latin America	14%	12%	13%	19%
Rest of world	16%	13%	19%	15%
Total net product revenue marketed by the Company	91%	90%	93%	91%
Aldurazyme net product revenues marketed by Genzyme	9%	10%	7%	9%
Total net product revenues	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s largest customers for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A	19%	15%	19%	14%
Customer B	13%	9%	13%	11%
Customer C	6%	6%	6%	13%
Customer D	10%	13%	10%	5%
Total	48%	43%	48%	43%

On a consolidated basis, the Company’s two largest customers accounted for 22% and 19% of the September 30, 2016 accounts receivable balance, respectively, compared to December 31, 2015, when the two largest customers accounted for 37% and 18% of the accounts receivable balance, respectively. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. As of September 30, 2016, and December 31, 2015, the accounts receivable balance for Genzyme included $22.6 million and $36.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the EU. The Company’s product sales to government-owned or government-funded customers in certain European countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In the three and nine months ended September 30, 2016, the Company’s net product revenues for these countries were 8% and 7%, respectively. Additionally, approximately 12% of the Company’s outstanding accounts receivable at September 30, 2016 related to such countries.

As of September 30, 2016, the Company’s accounts receivable in certain European countries, specifically Italy, Spain, Portugal, Greece and Russia, totaled approximately $26.4 million, of which $2.6 million were greater than 90 days past due.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product revenues by product:
Vimizim	$80,903	65,106	$260,310	$169,608
Naglazyme	77,728	54,131	221,575	243,386
Kuvan	90,899	64,219	257,806	174,501
Aldurazyme	23,751	20,509	58,819	58,991
Firdapse	4,981	3,802	13,685	11,616
Total net product revenues	$278,262	$207,767	$812,195	$658,102

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues by geographic region:
United States	$130,356	$112,254	$365,674	310,209
Europe	62,821	42,816	187,328	124,252
Latin America	38,789	25,588	106,803	127,147
Rest of world	47,930	28,246	156,958	100,351
Total revenues	$279,896	$208,904	$816,763	$661,959

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

The two cases against Par have been consolidated in the District of New Jersey. The court held a claim construction hearing on May 5, 2016 but has not yet issued its ruling. Fact discovery closed in September 2016 and trial is scheduled for June 2017.

SEC Subpoena

In August 2016, the Company received a subpoena from the staff of the SEC requesting that the Company produce documents in connection with a non-public, fact-finding inquiry related to its former drisapersen program. The letter enclosing the subpoena states that the investigation and the subpoena do not mean that the Company or anyone else has broken the law, or that the SEC has a negative opinion of any person, entity or security. The Company intends to cooperate fully with the SEC in this matter. The Company is not able to predict whether any proceeding may be instituted in connection with the subpoena, or the outcome of any proceeding that may be instituted.

Contingent Payments

As of September 30, 2016, the Company is subject to contingent payments totaling approximately $754.4 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $207.6 million (or €185 million based on the exchange rate of 1.12 USD per Euro in effect on September 30, 2016) relates to the Merck PKU Business acquisition and $58.2 million relates to programs that are no longer being developed.

As of September 30, 2016, the Company has recorded $171.4 million of contingent acquisition consideration payable on its Condensed Consolidated Balances Sheets in Short-term and Long-term Contingent Acquisition Consideration Payable, of which $48.7 million is expected to be paid in the next twelve months.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of September 30, 2016, these commitments for the next five years were approximately $50.9 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s approved products.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) BENEFIT FROM INCOME TAXES

The Company has historically computed its interim period benefit from income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S forecasted income. As such, the Company has computed the U.S component of the consolidated benefit from income taxes for the three and nine months ended September 30, 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2016. The consolidated benefit from income taxes for the three and nine ended September 30, 2015 was computed using a forecasted annual effective tax rate.

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

Business Developments

During 2016, we continued to grow our commercial business and advance our product pipeline. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue develop and commercialize innovative biopharmaceuticals for serious diseases and medical conditions. Below is a summary of key business developments in 2016 to date:

•

In October 2016, we provided an update on our Phase 2 study of vosoritide, an analog of C-type Natriuretic Peptide, in children with achondroplasia, the most common form of dwarfism.  Results from eight children in cohort 4, who completed six months of daily dosing at 30 µg/kg/daily, experienced a 46% or 2.1 cm/year increase in mean annualized growth velocity from baseline. These data are comparable to those observed at the lower dose of 15 µg/kg/day in cohort 3.  Results from 10 children in cohort 3, who completed six months of daily dosing at 15 µg/kg/day, experienced a 50% or 2.0 cm/year increase in mean annualized growth velocity from baseline.

•

In September 2016, we announced that the European Medicines Agency (EMA) validated the Marketing Authorization Application (MAA) for Brineura (formerly referred to as cerliponase alfa), an investigational therapy to treat children with CLN2 disease, a form of batten disease. Validation of the MAA confirmed that the submission was accepted and starts the formal review process by the EMA's Committee for Human Medicinal Products (CHMP). The EMA previously granted our request for accelerated assessment for the MAA. The CHMP opinion and decision from the European Commission (EC) is expected in the third quarter of 2017. Accelerated assessments are granted on the grounds that a product may satisfy an unmet medical need and is of major interest from the point of view of therapeutic innovation and public health.

•

In July 2016, we announced that the United States Food and Drug Administration (FDA) accepted for review the submission of a Biologics License Application (BLA) for Brineura. During their initial review of the BLA, the FDA requested updated efficacy data from the ongoing extension study, which we provided. In September 2016, the FDA designated this submission as a major amendment to the application, thus extending the Prescription Drug User Fee Act (PDUFA) action date by three months to April 27, 2017. The FDA granted Brineura Priority Review status, which is designated to drugs that, if approved, would be a significant improvement in treatment or provide a treatment where no adequate therapy exists. Brineura was previously granted Orphan Drug Designation by the FDA and EMA and Breakthrough Therapy Designation by the FDA.

•

In July 2016, we announced positive interim results of an open-label, Phase 1/2 study of BMN 270, an investigational gene therapy treatment for severe hemophilia A at the XXXII International Congress of the World Federation of Hemophilia.   Earlier in the year, we received Orphan Drug Designation from the FDA for BMN 270 for hemophilia A.

•

In June 2016, we announced that the reveglucosidase alfa development program has been terminated and that a partner is being sought to assume future studies. We recognized an impairment charge of $25.0 million in the second quarter of 2016 related to the reveglucosidase alfa in-process research and development (IPR&D) assets.

•

In May 2016, we withdrew our MAA from the EMA for Kyndrisa (drisapersen). We discontinued clinical and regulatory development of Kyndrisa as well as the three other first generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons). We recognized an impairment charge of $574.1 million in the second quarter of 2016 related to the Kyndrisa and other exon IPR&D assets.

•

In April 2016, we announced enrollment of the first patient in a Phase 1/2 trial for NAGLU (referred to as BMN 250), an investigational enzyme replacement therapy using a novel fusion of recombinant human alpha-N-acetyglucosaminidase with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome or mucopolysaccharidosis IIIB (MPS IIIB).

•

In March 2016, we announced that our pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001). Based on the supportive data results, the Company plans to submit a BLA to the FDA in the first quarter of 2017.

•

In January 2016, we acquired all global rights to Kuvan and pegvaliase, with the exception of Kuvan in Japan, (collectively, the Merck PKU Business) from Ares Trading S.A. (Merck Serono), an indirectly wholly-owned affiliate of Merck KGaA, in exchange for cash payments of $374.5 million in the nine months ended September 30, 2016. We also agreed to pay Merck Serono up to a maximum of €60.0 million in milestones if certain sales milestones are met and up to a maximum of €125.0 million if certain pegvaliase development milestones are met. See Note 5 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

•

We reported total revenues of $279.9 million and $816.8 million for the three and nine months ended September 30, 2016 as compared to $208.9 million and $662.0 million for the three and nine months ended September 30, 2015.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$279.9	$208.9	$816.8	$662.0
Cost of sales	50.7	34.9	145.5	104.0
Research and Development (R&D) expense	160.8	158.7	486.7	458.7
Selling, general and administrative (SG&A) expense	118.8	94.0	333.6	288.4
Intangible asset amortization and contingent consideration expense	9.7	3.1	(34.3)	23.0
Impairment of intangible assets	—	—	599.1	—
Net loss	(42.8)	(90.9)	(551.5)	(240.4)
Stock-based compensation expense	32.9	28.8	97.2	81.0

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues are generated from the five approved products in our product portfolio. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Collaborative agreement revenues include both license revenue and contract research revenue. Royalty, license and other revenues include royalties on net sales of products to licensees or sublicensees and rental income associated with the tenants in our San Rafael, California facility.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $1.4 billion as of September 30, 2016, compared to $1.0 billion as of December 31, 2015. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended September 30, 2016, was $42.8 million, compared to a net loss of $90.9 million for the three months ended September 30, 2015. Our net loss for the nine months ended September 30, 2016 was $551.5 million, compared to a net loss of $240.4 million for the nine months ended September 30, 2015. The increase in net loss was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Total revenues	$279.9	$208.9	$71.0	$816.8	$662.0	$154.8
Cost of sales	50.7	34.9	15.8	145.5	104.0	41.5
R&D expense	160.8	158.7	2.1	486.7	458.7	28.0
SG&A expense	118.8	94.0	24.8	333.6	288.4	45.2
Intangible asset amortization and contingent consideration	9.7	3.1	6.6	(34.3)	23.0	(57.3)
Impairment of intangible assets	—	—	—	599.1	—	599.1
Other, net	(6.7)	(8.6)	1.9	(25.1)	(35.6)	10.5
Benefit from income taxes	(24.0)	0.5	(24.5)	(187.4)	(7.3)	(180.1)
Net loss	$(42.8)	$(90.9)	$48.1	$(551.5)	$(240.4)	$(311.1)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues, Cost of Sales and Gross Margin

A summary of our various commercial products, including key metrics as of September 30, 2016, is provided below:

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

(5)	The Aldurazyme net product revenues noted above are the net product revenues recognized by us in accordance with the terms of our agreement with Genzyme Corporation (Genzyme).
(6)	Mucopolysaccharidosis I (MPS I).
(7)	Lambert Eaton Myasthenic Syndrome (LEMS).
(8)	Firdapse has not received marketing approval in the U.S. and we have licensed the North American rights to develop and market Firdapse to Catalyst Pharmaceutical Partners, Inc.

Net product revenues by product were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Vimizim	$80.9	$65.1	$15.8	$260.3	$169.6	$90.7
Naglazyme	77.8	54.1	23.7	221.6	243.4	(21.8)
Kuvan	90.9	64.2	26.7	257.8	174.5	83.3
Aldurazyme	23.7	20.6	3.1	58.8	59.0	(0.2)
Firdapse	5.0	3.8	1.2	13.7	11.6	2.1
Total net product revenues	$278.3	$207.8	$70.5	$812.2	$658.1	$154.1

Our Vimizim, Naglazyme, Kuvan and Firdapse customers include a limited number of specialty pharmacies and end users, such as hospitals and foreign government agencies. We also sell Vimizim and Naglazyme to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end users and generally do not stock significant quantities of our products. However, in certain countries, particularly in Latin America, governments place large periodic orders for Vimizim and Naglazyme. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues. During each of the three and nine months ended September 30, 2016, 42% of our net product revenues were generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for the global marketing and selling of Aldurazyme to third-parties.

Vimizim – The FDA and the EMA granted marketing approval for Vimizim in February 2014 and April 2014, respectively, and Vimizim subsequently received marketing approval in other countries. We began marketing Vimizim immediately following approval in each of these markets. The following table shows our net product revenues for Vimizim:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Sales denominated in U.S. Dollars (USD)	$40.6	$29.5	$11.1	$125.7	$88.1	$37.6
Sales denominated in foreign currencies	40.3	35.6	4.7	134.6	81.5	53.1
Total Vimizim net product revenues	$80.9	$65.1	$15.8	$260.3	$169.6	$90.7

The increase in Vimizim net product revenues for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, was primarily attributable to new patients initiating therapy and in part to the timing of orders from Latin America and the Middle East. The impact of foreign currency exchange rates on Vimizim sales denominated in currencies other than USD was positive by $0.5 million and negative by $0.9 million for the three and nine months ended September 30, 2016, respectively. The impact of foreign currency exchange rates on Vimizim sales denominated in currencies other than USD was negative by $6.1 million and $14.3 million for the three and nine months ended September 30, 2015, respectively. Gross margin (net product revenues less costs of sales, expressed as a percentage of net product revenues) for Vimizim was 83% and 84% for each of the three and nine months ended September 30, 2016, respectively, compared to gross margin of 84% for each of the three and nine months ended September 30, 2015, respectively. In future periods, we do not expect Vimizim gross margins to fluctuate significantly.

Naglazyme – The following table shows our net product revenues for Naglazyme:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Sales denominated in USD	$35.1	$16.2	$18.9	$94.4	$117.1	$(22.7)
Sales denominated in foreign currencies	42.7	37.9	4.8	127.2	126.3	0.9
Total Naglazyme net product revenues	$77.8	$54.1	$23.7	$221.6	$243.4	$(21.8)

The increase in Naglazyme net product revenues for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to the timing of central government orders from Latin America and new patients initiating therapy. The decrease in Naglazyme net product revenues for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was attributable to the timing of central government orders from Latin America, offset in part by new patients initiating therapy. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than USD was immaterial for the three months ended September 30, 2016, and negative by $1.5 million for the nine months ended September 30, 2016. The impact of foreign currency exchange rates on Naglazyme sales denominated in currencies other than USD was negative by $2.2 million and $10.5 million for the three and nine months ended September 30, 2015, respectively. Our gross margin for Naglazyme was 84% and 85% for the three and nine months ended September 30, 2016 compared to gross margin of 86% and 87% for the three and nine months ended September 30, 2015, respectively. In future periods, we do not expect Naglazyme gross margins to fluctuate significantly.

Kuvan – The following table shows our net product revenues for Kuvan:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Sales denominated in USD	$68.7	$62.3	$6.4	$194.8	$168.3	$26.5
Sales denominated in foreign currencies	22.2	1.9	20.3	63.0	6.2	56.8
Total Kuvan net product revenues	$90.9	$64.2	$26.7	$257.8	$174.5	$83.3

The increase in Kuvan net product revenues for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, was primarily attributable to new patients initiating therapy in the U.S. and the addition of international Kuvan product sales through the acquisition of the Merck PKU Business. Our gross margin for Kuvan was 82% and 80% for the three and nine months ended September 30, 2016, respectively, compared to 83% and 84% for the three and nine months ended September 30, 2015, respectively. During the first nine months of 2016, the cost of inventory acquired in the Merck PKU Business acquisition included a fair value adjustment related to the business combination accounting, which reduced gross margin for those units to a reasonable seller’s profit. Cost of sales for each of the three and nine months ended September 30, 2016 and 2015 reflect royalties paid to third-parties of up to approximately 10%. We expect the Kuvan inventory purchased from Merck Serono to be depleted during the fourth quarter of 2016 and Kuvan gross margins are expected to normalize as a result, after which we do not expect Kuvan gross margins to fluctuate significantly. Prior to our acquisition of the Merck PKU Business, we earned royalties on Merck Serono’s net sales of Kuvan of 4%.

In September 2015, we entered into a settlement agreement with Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (DRL) that resolved patent litigation with DRL in the U.S. related to its abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan 100 mg oral tablets. Under the terms of the settlement agreement, we have granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances. The settlement does not affect the case against Par Pharmaceutical, Inc. (Par) with respect to its ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Par has also filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder, and the litigation pertaining to Par’s purported ANDA for 100 mg oral powder has been consolidated with the case pertaining to Par’s purported ANDA for 100 mg oral tablets.

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

Aldurazyme – Net product revenues attributed to our collaboration with Genzyme were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Aldurazyme revenue reported by Genzyme	$58.9	$53.8	$5.1	$168.5	$163.7	$4.8

Royalties earned from Genzyme	$26.9	$23.3	$3.6	$71.2	$69.1	$2.1
Previously recognized Aldurazyme product transfer revenue	(3.2)	(2.7)	(0.5)	(12.4)	(10.1)	(2.3)
Total Aldurazyme net product revenues	$23.7	$20.6	$3.1	$58.8	$59.0	$(0.2)

The increase in Aldurazyme net product revenues for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to an increase in Genzyme-reported Aldurazyme sales. The decrease in Aldurazyme net product revenues for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to the increase in shipments to Genzyme, offset in part by the increase in Aldurazyme revenue reported by Genzyme. Our gross margin on Aldurazyme was 71% and 75% for the three and nine months ended September 30, 2016, respectively, compared to gross margin of 75% and 77% for the three and nine months ended September 30, 2015, respectively. Although Genzyme sells Aldurazyme worldwide, the royalties earned by the Company on Genzyme’s net sales are denominated in USD. Aldurazyme gross margins reflect the profit earned on royalty revenue and net incremental product transfer revenue. Aldurazyme gross margins are expected to fluctuate depending on the mix of royalty revenue, from which we earn higher gross profit, and incremental/previously recognized product transfer revenue, from which we earn lower gross profit.

Cost of Sales

Total cost of sales for the three and nine months ended September 30, 2016 was $50.7 million and $145.5 million, as compared to $34.9 million and $104.0 million for the three and nine months ended September 30, 2015. The increase in cost of sales was primarily attributable to the increase in product sales as well as recognition of the fair value adjustment to inventory acquired in the Merck PKU Business acquisition that was sold in the three and nine months ended September 30, 2016.

Research and Development

A summary of our on-going major development programs, including key metrics as of September 30, 2016, is provided below:

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

We manage our R&D expense by identifying the R&D activities we anticipate will be performed during a given period and then prioritizing efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other similar considerations. We continually review our pipeline and the development status of product candidates and, as necessary, reallocate resources among the research and development portfolio that we believe will best support the future growth of our business.

R&D expense increased to $160.8 million and $486.7 million for the three and nine months ended September 30, 2016, from $158.7 million and $458.7 million for the three and nine months ended September 30, 2015. R&D expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Brineura	$20.2	$10.0	$10.2	$52.4	$29.1	$23.3
Pegvaliase	19.5	18.6	0.9	59.0	52.3	6.7
Kyndrisa (1)	17.7	16.2	1.5	65.2	39.2	26.0
BMN 270	12.8	6.0	6.8	38.9	22.3	16.6
NAGLU	11.4	9.7	1.7	35.3	25.1	10.2
Reveglucosidase alfa (2)	9.1	15.2	(6.1)	37.8	45.4	(7.6)
Vosoritide	11.6	11.2	0.4	35.5	29.8	5.7
Vimizim	5.9	10.5	(4.6)	19.7	34.7	(15.0)
Other approved products	10.3	10.0	0.3	30.2	26.2	4.0
Talazoparib (3)	(0.9)	17.4	(18.3)	1.8	55.4	(53.6)
Early stage programs	15.3	9.6	5.7	40.0	25.8	14.2
Other and non-allocated	27.9	24.3	3.6	70.9	73.4	(2.5)
Total	$160.8	$158.7	$2.1	$486.7	$458.7	$28.0

(1)	The Kyndrisa and other exon programs were terminated in the first and second quarters of 2016, respectively.
(2)	In the second quarter of 2016, we terminated the reveglucosidase alfa development program.
(3)	In October 2015, we sold talazoparib to Medivation. For the nine months ended September 30, 2016, talazoparib R&D expense primarily related to changes in estimate and employee-related wind-down costs.

The increase in pegvaliase, Brineura, and vosoritide R&D expense was attributable to increased clinical trial activities related to these product candidates. The development expenses for Kyndrisa relate to clinical and European regulatory activities for this product candidate, which are expected to decrease due to the termination of the related development program, as well as a charge of $4.9 million for one-time employee termination benefits. The increase in development expense related to early development stage programs was primarily attributable to the pre-clinical activity related to BMN 270 and NAGLU. The decrease in reveglucosidase alfa was due to the termination of the respective development program. The decrease in talazoparib R&D expenses was due to the completion of the sale of the assets to Medivation in the fourth quarter of 2015.

During the remainder of 2016, we expect our R&D spending to increase over 2015 levels due to our pegvaliase, vosoritide and Brineura programs progressing in their development. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs, including BMN 270 and NAGLU, and other pre-clinical programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. In the second quarter of 2016, we began capitalizing Brineura pre-launch manufacturing costs incurred in preparation for anticipated commercial sales.

Selling, General and Administrative

SG&A expense increased to $118.8 million and $333.6 million for the three and nine months ended September 30, 2016, respectively, from $94.0 million and $288.4 million for the three and nine months ended September 30, 2015, respectively. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Sales and marketing (S&M) expense	$61.3	$49.2	$12.1	$174.9	$142.0	$32.9
General and administrative (G&A) expense	57.5	44.8	12.7	158.7	146.4	12.3
Total SG&A expense	$118.8	$94.0	$24.8	$333.6	$288.4	$45.2

	Three Months Ended September 30,			Nine Months Ended September 30,
S&M expense by product	2016	2015	Change	2016	2015	Change
Vimizim	$16.9	$12.9	$4.0	$48.0	$40.5	$7.5
Naglazyme	12.6	10.7	1.9	36.6	34.2	2.4
Kuvan	13.6	9.9	3.7	42.9	30.1	12.8
Other and not allocated	18.2	15.7	2.5	47.4	37.2	10.2
Total S&M expense	$61.3	$49.2	$12.1	$174.9	$142.0	$32.9

S&M expense primarily consists of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. The increase in Kuvan S&M expense is attributable to expansion of worldwide commercial activities as a result of acquiring the worldwide rights to Kuvan, except for Japan, on January 1, 2016. We continue to incur S&M expense for Naglazyme and Vimizim as a result of continued expansion of our worldwide commercial activities. The increase in other S&M expense was driven by an increase in pre-commercialization marketing expense for Brineura.

G&A expense primarily consists of corporate support and other administrative expenses, which increased in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to increased headcount and the impact of foreign currency fluctuations.

We expect SG&A expense to increase in future periods as a result of pre-commercialization expense related to product candidates, the continued international expansion of Naglazyme, Vimizim and Kuvan, and the increase in administrative support required for our expanding operations.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration expense consists of changes in the fair value of contingent acquisition consideration payable in respect of our acquired businesses and amortization of intangible assets. Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Changes in the fair value of contingent acquisition consideration payable	$2.1	$0.5	$1.6	$(57.0)	$15.1	$(72.1)
Amortization of intangible assets	7.6	2.6	5.0	22.7	7.9	14.8
Total intangible asset amortization and contingent consideration	$9.7	$3.1	$6.6	$(34.3)	$23.0	$(57.3)

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. During the nine months ended September 30, 2016, the majority of the changes related to the discontinuance of the Kyndrisa and reveglucosidase alfa development programs that resulted in the reversal of the fair value of the remaining contingent consideration payable to the former Prosensa and Zystor Therapeutics, Inc. shareholders, because the related sales milestones are no longer expected to be attained. The increase in amortization of intangible assets during both the three and nine months ended September 30, 2016, was primarily attributable to the amortization of the Kuvan intangible assets acquired from Merck Serono in January 2016.

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

Interest Income

We invest our cash, short-term and long-term investments in government and other high credit quality securities in order to limit default and market risk. Interest income totaled $1.6 million and $4.6 million for the three and nine months ended September 30, 2016, compared to $1.3 million and $3.1 million for the three and nine months ended September 30, 2015. Due to low interest rates and planned spend, we do not expect interest income to fluctuate significantly over the next 12 months.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Coupon interest	$2.5	$2.3	$0.2	$7.5	$7.7	$(0.2)
Amortization of issuance costs	0.8	0.8	—	2.5	2.5	—
Accretion of discount on convertible notes	6.7	6.3	0.4	19.8	18.7	1.1
Total interest expense	$10.0	$9.4	$0.6	$29.8	$28.9	$0.9

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

Provision for (Benefit from) Income Taxes

For the three and nine months ended September 30, 2016, we recognized a benefit from income taxes of $24.0 million and $187.4 million, respectively, compared to the three and nine months ended September 30, 2015 when we recognized income tax expense of $0.5 million and an income tax benefit of $7.3 million, respectively. The benefit from income taxes for the nine months ended September 30, 2016 primarily included the reversal of the deferred tax liability associated with the write-off of the IPR&D related to Kyndrisa and reveglucosidase alfa. We have historically computed our interim period provision for (benefit from) income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, we have computed the U.S. component of the consolidated benefit from income taxes for the three and nine months ended September 30, 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2016. The consolidated provision for (benefit from) income taxes for the three and nine months ended September 30, 2015 was computed using a forecasted annual effective tax rate.

The provision for (benefit from) income taxes for the three and nine months ended September 30, 2016 and 2015 also consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and the federal and California R&D credits, and the tax benefit related to stock option exercises during these periods. See Note 16 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of the components of our provision for (benefit from) income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be indefinitely invested outside the U.S. As of September 30, 2016, $119.0 million of our $1.4 billion balance of cash, cash equivalents, short-term and long-term investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion, see Note 16 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our liquidity and capital resources as of September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30,	December 31,
	2016	2015	Change
Cash and cash equivalents	$707.3	$397.0	$310.3
Short-term investments	327.5	195.6	131.9
Long-term investments	363.0	425.7	(62.7)
Cash, cash equivalents and investments	$1,397.8	$1,018.3	$379.5

Current assets	$1,666.6	$1,089.6	$577.0
Current liabilities	377.3	445.5	(68.2)
Working capital	$1,289.3	$644.1	$645.2

Convertible debt	$675.6	$662.3	$13.3

Our cash flows for the nine months ended September 30, 2016 and 2015 are summarized as follows (in millions):

	2016	2015	Change
Cash and cash equivalents at the beginning of the period	$397.0	$875.5	$(478.5)
Net cash used in operating activities	(228.2)	(153.7)	(74.5)
Net cash used in investing activities	(174.4)	(1,259.1)	1,084.7
Net cash provided by financing activities	707.8	916.2	(208.4)
Foreign exchange impact	5.1	(2.6)	7.7
Cash and cash equivalents at the end of the period	$707.3	$376.3	$331.0
Short-term and long-term investments	690.5	756.4	(65.9)
Cash, cash equivalents and investments	$1,397.8	$1,132.7	$265.1

Working Capital

Working capital increased by $645.2 million, from $644.1 million at December 31, 2015 to $1,289.3 million at September 30, 2016. The increase in working capital was attributed to the following (in millions):

Working capital at December 31, 2015	$644.1
Increased cash, cash equivalents and short-term investments	442.2
Increased accounts receivable, net	50.9
Increased inventory	75.7
Decreased current liabilities	68.1
Increased other current assets	8.3
Working capital at September 30, 2016	$1,289.3

The increase in cash, cash equivalents and short-term investments was primarily attributed to $712.9 million in net proceeds from the August 2016 public offering of our common stock, offset in part by $228.2 million of cash used to fund operating activities, net cash invested in property, plant, and equipment of $96.8 million, and $8.4 million used to hold a purchase of land in escrow. The increase in accounts receivable was attributed to increased revenues and the timing of cash receipts from customers. The increase in inventory was primarily attributed to the manufacture of inventories for all commercial products and pre-launch inventory related to Brineura. The decrease in current liabilities was primarily due to a $86.4 million decrease in accounts payable and accrued expenses related to payments of R&D expenses and income taxes, offset by the $22.5 million of convertible notes due in April 2017 changing from noncurrent to current liabilities and a $4.2 million decrease in the fair value of short-term contingent consideration payable.

Our product sales to government-owned or government-funded customers in certain countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are imposed by government authorities. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of September 30, 2016, approximately 12% of our outstanding accounts receivable relate to such countries. See Note 16 to our accompanying Condensed Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 was $228.2 million, compared to cash used in operating activities of $153.7 million for the nine months ended September 30, 2015. Cash used in operating activities primarily consisted of net loss of $551.5 million, adjusted for non-cash items such as $599.1 million asset impairment charge, $97.2 million for stock-based compensation expenses, $76.8 million for depreciation and amortization expense, $22.3 million of non-cash interest expense, offset by $206.7 million for deferred income taxes benefit and $57.0 million related to the decrease in the fair value of contingent acquisition consideration payable. Changes in operating assets and liabilities resulted in a net cash outflow of $200.7 million that consisted primarily of increased cash outflow for R&D expenses and increased inventory spending on the pre-launch Brineura inventory as well as for all commercial products to meet anticipated future sales demand.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $174.4 million, compared to net cash used in investing activities during the nine months ended September 30, 2015 of $1,259.1 million. The decrease in net cash used in investing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily consisted of a $536.9 million decrease in cash used to acquire a business, a $513.5 million decrease in net purchases of available-for-sale securities, and a $27.0 million decrease of capital purchases. We expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $707.8 million, compared to net cash provided by financing activities of $916.2 million for the nine months ended September 30, 2015. The decrease in net cash provided by financing activities for the nine months ended September 30, 2016 was primarily attributable to a lower amount of net proceeds from public offerings of common stock in 2016 as compared to 2015 of $175.3 million, a $33.3 million increase in taxes paid related to net share settlement of employee equity awards, and by a $2.0 million decrease in proceeds from employee stock option exercises and ESPP purchases.

Other Information

Our $772.5 million (undiscounted) of total convertible debt as of September 30, 2016, will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes (of which $22.5 million, undiscounted, remained outstanding as of September 30, 2016) do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

On August 12, 2016, we sold 7.5 million shares of our common stock at a price of $96.00 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $712.9 million from this public offering after accounting for the underwriting discount and offering costs.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses of our major development programs from inception to September 30, 2016 were as follows (in millions):

Since Program
Inception
Vimizim	$422.8
Pegvaliase	371.2
Brineura	163.4
Vosoritide	154.3
Kyndrisa (1)	125.7
Reveglucosidase alfa (1)	244.7
BMN 270	101.1
NAGLU	87.8
Other approved products	469.8
Other and non-allocated	Not meaningful

(1)	Programs for which internal development has been terminated.

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

•	changes in company assessments or financial estimates by securities analysts;
•	acquisitions of products, businesses, or other assets; and
•	sales of our shares of stock by us, our significant shareholders, or members of our management or Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

 Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $754.4 million as of September 30, 2016, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $207.6 million (USD equivalent of 185 million Euros translated at 1.12 USD per Euro) relates to the Merck PKU Business acquisition and $58.2 million relates to programs that are no longer being developed. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

There have been no material changes to the Company’s contractual and commercial obligations during the nine months ended September 30, 2016, as compared to the significant accounting policies disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2016 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

The two cases against Par have been consolidated in the District of New Jersey.  The court held a claim construction hearing on May 5, 2016 but has not yet issued its ruling.  Fact discovery closed in September 2016 and trial is scheduled for June 2017.

SEC Subpoena

In August 2016, we received a subpoena from the staff of the SEC requesting that we produce documents in connection with a non-public, fact-finding inquiry related to our former drisapersen program. The letter enclosing the subpoena states that the investigation and the subpoena do not mean that the Company or anyone else has broken the law, or that the SEC has a negative opinion of any person, entity or security. We intend to cooperate fully with the SEC in this matter. We are not able to predict whether any proceeding may be instituted in connection with the subpoena, or the outcome of any proceeding that may be instituted.

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

We must obtain and maintain regulatory approval to market and sell our drug products in the U.S. and in jurisdictions outside of the U.S. In the U.S., we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. For example, in January 2016, the FDA issued a complete response letter to our New Drug Application for Kyndrisa, concluding that the standard of substantial evidence of Kyndrisa’s effectiveness had not been met, and we subsequently decided to discontinue clinical and regulatory development of Kyndrisa as well as the three other first generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons). Products distributed abroad are also subject to government regulation by international regulatory authorities, such as the EMA. The approval process in the EU and other countries can also be lengthy and expensive and regulatory approval is also never certain.

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

In relation to our other drug products, gene therapy products, such as our product candidate BMN 270, present unique treatment risks. The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too much or too little of the desired protein or RNA. There is also a risk that production of the desired protein or RNA will increase or decrease over time. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused be overproduction. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures.  Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.

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

As of September 30, 2016, we had cash, cash equivalents and short and long-term investments totaling $1.4 billion and long-term debt obligations of $772.5 million (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.5 million in the nine months ended September 30, 2016, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 1.875% senior subordinated convertible notes due 2017 (the 2017 Notes), 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and, together with the 2017 Notes and 2018 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

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

We have in the past raised capital through the public offering of our common stock, and in August 2016 we completed a public offering of 7,500,000 shares of our common stock at a price of $96.00 per share, resulting in net proceeds of approximately $712.9 million. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The sale of additional securities will result in additional dilution to our stockholders. Furthermore, additional financing may not be available in amounts or on terms satisfactory to us or at all. This could result in the delay, reduction or termination of our research, which could harm our business.

*We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

As of September 30, 2016, we had $772.5 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes and $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes. Our indebtedness may:

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

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and international regulatory authorities, before and after product approval. Our manufacturing facility in the U.S. has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Aldurazyme, Naglazyme and Vimizim. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Vimizim. In addition, our third-party manufacturers’ facilities involved with the manufacture of Vimizim, Naglazyme, Kuvan, Aldurazyme and Firdapse have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.

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

Due to the breadth of these laws, the narrowness of available statutory and regulatory exceptions and the increased focus by law enforcement agencies in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. For example, in August 2016, we received a subpoena from the staff of the SEC requesting that we produce documents in connection with a non-public, fact-finding inquiry related to our former drisapersen program. The letter enclosing the subpoena states that the investigation and the subpoena do not mean that the Company or anyone else has broken the law, or that the SEC has a negative opinion of any person, entity or security. We intend to cooperate fully with the SEC in this matter. We are not able to predict whether any proceeding may be instituted in connection with the subpoena, or the outcome of any proceeding that may be instituted.

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

The two cases against Par have been consolidated in the District of New Jersey. The court held a claim construction hearing on May 5, 2016 but has not yet issued its ruling.  Fact discovery closed in September 2016 and trial is scheduled for June 2017.

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

We also face potential generic competition for Kuvan in certain foreign countries, including, without limitation, South Korea, Taiwan, and Turkey. Our ability to successfully market and sell Kuvan in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for Kuvan vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for Kuvan are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenue and results of operations.

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

For the nine months ended September 30, 2016, 7% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 12% of our total accounts receivable as of September 30, 2016, are related to these countries. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

•	changes in company assessments or financial estimates by securities analysts;
•	acquisitions of products, businesses, or other assets; and
•	sales of our shares of stock by us, our significant shareholders, or members of our management or Board of Directors.

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

2.2^

Asset Purchase Agreement between BioMarin Pharmaceutical Inc. and Medivation, Inc., dated August 21, 2015, previously filed with the SEC on October 7, 2015 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

2.3^

Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.3 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

2.4^

Termination Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

2.5^

Termination and Transition Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., as amended, previously filed with the SEC on August 8, 2016 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document
*	Filed herewith
^	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 3, 2016	By	/S/ DANIEL SPIEGELMAN
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

2.2^

Asset Purchase Agreement between BioMarin Pharmaceutical Inc. and Medivation, Inc., dated August 21, 2015, previously filed with the SEC on October 7, 2015 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

2.3^

Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.3 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

2.4^

Termination Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.4 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

2.5^

Termination and Transition Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 29, 2016 as Exhibit 2.5 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., as amended, previously filed with the SEC on August 8, 2016 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document
*	Filed herewith

^	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.