Form 10-K
period 2016-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2017-02-27
CIK 1048477

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $7.6 billion, based on the closing price reported for such date on the NASDAQ Global Select Market.

As of February 13, 2017, the registrant had 172,866,495 shares of common stock, par value $0.001, outstanding.

The documents incorporated by reference are as follows: Portions of the Registrant’s Proxy Statement for our annual meeting of stockholders to be held June 6, 2017, are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

2016 FORM 10-K ANNUAL REPORT

BioMarin®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Brineura™ and Kyndrisa™ are our trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

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

Item 1. Business

Overview

BioMarin Pharmaceutical Inc. (BioMarin, we, us or our) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. Our therapy portfolio consists of five products and multiple clinical and pre-clinical product candidates.

Our commercial products are Aldurazyme (laronidase) for Mucopolysaccharidosis I (MPS I), Firdapse (amifampridine phosphate) for Lambert Eaton Myasthenic Syndrome (LEMS), Kuvan (sapropterin dihydrochloride) for phenylketonuria (PKU), Naglazyme (galsulfase) for Mucopolysaccharidosis VI (MPS VI) and Vimizim (elosulfase alpha) for Mucopolysaccharidosis IV Type A (MPS IV A).

We continue to invest in our clinical and pre-clinical product pipeline by committing significant resources to research and development programs and business development opportunities within our areas of scientific, manufacturing and technical expertise. We are conducting clinical trials on several product candidates for the treatment of various diseases. Our clinical product candidates include Brineura (formerly referred to as cerliponase alfa or BMN 190) for the treatment of late infantile neuronal ceroid lipofuscinosis (CLN2), a form of Batten disease; pegvaliase (formerly referred to as PEG PAL), an enzyme substitution therapy for the treatment of phenylketonuria (PKU); vosoritide (formerly referred to as BMN 111), a peptide therapeutic for the treatment of achondroplasia, the leading cause of dwarfism; BMN 270, an AAV VIII vector and Factor VIII gene therapy drug development candidate, for the treatment of hemophilia A; and BMN 250, a novel fusion of alpha-N-acetyglucosaminidase (NAGLU) with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome, or mucopolysaccharidosis type IIIB (MPS IIIB). We are conducting or planning to conduct preclinical development of several other product candidates for genetic and other metabolic diseases.

Recent Developments

Gene Therapy Product Candidate BMN 270 for the Treatment of Hemophilia A

In January 2017, we announced an update to our positive interim results of an open-label Phase 1/2 study of BMN 270 in patients with severe hemophilia A, which were announced at the XXXII International Congress of the World Federation of Hemophilia in July 2016. A total of nine patients with severe hemophilia A received a single dose of BMN 270, seven of whom have been treated at the highest dose of 6 x 1013 vg/kg. According to the World Federation of Hemophilia rankings of severity of hemophilia A, the normal range of Factor VIII activity levels is between 50% and 150%, expressed as a percentage of normal factor activity in blood, and the mild hemophilia A range of Factor VIII activity levels is between 5% and 40%. As of the December 9, 2016 data cutoff, of those seven patients treated at the highest dose, six continued to have Factor VIII levels above 50%, and the seventh continued to have levels above 15%. For the six patients at the high dose and previously on a Factor VIII prophylactic regimen, the mean annualized bleeding rate dropped 91% from 16.3 before the BMN 270 infusion to 1.5 two weeks after being dosed (median annualized bleeding rate dropped from 16.5 to 0). For those same six patients, the mean annualized Factor VIII infusions fell 98% from 136.7 to 2.9 (median annualized Factor VIII infusions fell from 138.5 to 0).

In February 2017, we announced that the European Medicines Agency (EMA) granted access to its Priority Medicines (PRIME) regulatory initiative for BMN 270.  To be accepted for PRIME, an investigational therapy has to show its potential to benefit patients with unmet medical needs based on early clinical data.

Product Candidate BMN 250 for the Treatment of Sanfilippo B syndrome or MPS IIIB

In January 2017, we announced preliminary results from a Phase 1/2 trial, which began enrolling patients in April 2016, demonstrating that BMN 250, an investigational enzyme replacement therapy using a novel fusion of recombinant human NAGLU with a peptide derived from IGF2, for the treatment of Sanfilippo B syndrome or MPS IIIB, reduced heparan sulfate levels to normal range in cerebral spinal fluid of MPS IIIB patients. Additionally, patients have safely escalated to 100mg dosage.

Product Candidate Vosoritide for the Treatment of Achondroplasia

In December 2016, we initiated the pivotal Phase 3 study of vosoritide, an analog of C-type Natriuretic peptide, in children with achondroplasia, the most common form of dwarfism. The Phase 3 study is a randomized, placebo-controlled 12-month treatment study in approximately 110 children with achondroplasia, ages 5-14. In October 2016, we provided an update on our Phase 2 study of vosoritide. Results from eight children in cohort 4, who completed six months of daily dosing at 30 µg/kg/daily, experienced a 46% or 2.1 cm/year increase in mean annualized growth velocity from baseline. These data are comparable to those observed at the lower dose of 15 µg/kg/day in cohort 3. Results from 10 children in cohort 3, who completed six months of daily dosing at 15 µg/kg/day, experienced a 50% or 2.0 cm/year increase in mean annualized growth velocity from baseline.

Regulatory Review of Brineura

In September 2016, we announced that the EMA validated the Marketing Authorization Application (MAA) for Brineura, an investigational therapy to treat children with CLN2 disease, a form of Batten disease. Validation of the MAA confirmed that the submission was accepted and starts the formal review process by the EMA's Committee for Human Medicinal Products (CHMP). The EMA previously granted our request for accelerated assessment for the MAA. The CHMP opinion and decision from the European Commission (EC) is expected in the third quarter of 2017. Accelerated assessments are granted on the grounds that a product may satisfy an unmet medical need and is of major interest from the point of view of therapeutic innovation and public health.

In July 2016, we announced that the Food and Drug Administration (FDA) accepted for review the submission of a Biologics License Application (BLA) for Brineura. During their initial review of the BLA, the FDA requested, and we provided, updated efficacy data from the ongoing extension study. In September 2016, the FDA designated this submission as a major amendment to the application, thus extending the Prescription Drug User Fee Act (PDUFA) action date by three months to April 27, 2017. The FDA granted Brineura Priority Review status, which is designated to drugs that, if approved, would be a significant improvement in treatment or provide a treatment where no adequate therapy exists. Brineura was previously granted orphan drug designation by the FDA and EMA and breakthrough therapy designation by the FDA.

Summary of Commercial Products and Development Programs

A summary of our commercial products and major development programs, including key metrics as of December 31, 2016, is provided below:

					2016	2016
		U.S. Orphan			Total Net	Research &
		Drug	U.S. Biologic	EU Orphan	Product	Development
		Exclusivity	Exclusivity	Drug Exclusivity	Revenues	Expense
Commercial Products	Indication	Expiration (1)	Expiration (2)	Expiration (1)	(in millions)	(in millions)
Aldurazyme (3)	MPS I (4)	Expired	Expired	Expired	$93.8	$1.5
Firdapse	LEMS(5)	NA (6)	NA	2019	18.0	4.4
Kuvan	PKU (7)	Expired	NA	2020 (8)	348.0	24.7
Naglazyme	MPS VI (9)	Expired	2017	Expired	296.5	10.0
Vimizim	MPS IVA (10)	2021	2026	2024	354.1	24.4

					2016
					Research &
					Development
		U.S. Orphan	EU Orphan		Expense
Major Products in Development	Target Indication	Designation	Designation	Stage	(in millions)
BMN 270 (11)	Hemophilia A	Yes	Yes	Clinical Phase 1/2	$58.9
Brineura	CLN2 (12)	Yes	Yes	Marketing authorization regulatory review	77.2
BMN 250	MPS IIIB (13)	Yes	Yes	Clinical Phase 1/2	46.1
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3	88.6
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3	55.8

(1)	See “Government Regulation—Orphan Drug Designation” below for further discussion.
(2)	See “Government Regulation— Health Reform” below for further discussion.
(3)

The Aldurazyme total net product revenues noted above are the total net product revenues recognized by us in accordance with the terms of our agreement with Genzyme Corporation (Genzyme). See “Major Commercial Products—Aldurazyme” below for further discussion.

(4)	Mucopolysaccharidosis I, or MPS I
(5)	Lambert Eaton Myasthenic Syndrome, or LEMS
(6)	Firdapse has not received marketing approval in the U.S. We have licensed the North American rights to develop and market Firdapse to a third-party.
(7)	Phenylketonuria, or PKU
(8)

Kuvan has been granted orphan drug status in the EU, which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020. Furthermore, Merck Serono marketed Kuvan in the EU until January 1, 2016 and continues to provide critical transition services for the sale and distribution of Kuvan in four countries where the regulatory approvals have not yet been transferred to us. See “Major Commercial Products—Kuvan” below for further discussion.

(9)	Mucopolysaccharidosis VI, or MPS VI
(10)	Mucopolysaccharidosis IV Type A, or MPS IVA

(11)	BMN 270 is an investigational gene therapy for Hemophilia A, also called factor VIII deficiency or classic hemophilia.
(12)	CLN2, or late infantile neuronal ceroid lipofuscinosis, is a lysosomal storage disorder primarily affecting the brain.
(13)	Sanfilippo B syndrome, or mucopolysaccharidosis type IIIB (MPS IIIB).

See “Patents and Proprietary Rights” below for additional information on our market protection.

Major Commercial Products

Aldurazyme

Aldurazyme is approved for marketing in the U.S., the EU and other international markets for patients with mucopolysaccharidosis I (MPS I). MPS I is a progressive and debilitating life-threatening genetic disease, for which no other drug treatment currently exists, that is caused by the deficiency of alpha-L-iduronidase, a lysosomal enzyme normally required for the breakdown of GAGs. Patients with MPS I typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form of the disease), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance.

We developed Aldurazyme through collaboration with Genzyme, now a wholly-owned subsidiary of Sanofi. Under our collaboration agreement with Genzyme, we are responsible for manufacturing Aldurazyme and supplying it to Genzyme. We receive a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme depending on sales volume. We recognize a portion of this amount as product transfer revenue when the product is released to Genzyme because all of our performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty rate when the product is sold by Genzyme. Additionally, Genzyme and we are members of BioMarin/Genzyme LLC, a 50/50 limited liability company (the BioMarin/Genzyme LLC) that: (1) holds the intellectual property relating to Aldurazyme and other collaboration products and licenses all such intellectual property on a royalty-free basis to us and Genzyme to allow us to exercise our rights and perform our obligations under the agreements related to the BioMarin/Genzyme LLC, and (2) engages in research and development activities that are mutually selected and funded by Genzyme and us.

Aldurazyme net product revenues for the years ended December 31, 2016, 2015 and 2014 totaled $93.8 million, $98.0 million and $105.6 million, respectively. In the future, to the extent that Genzyme net sales of Aldurazyme remain consistent, we expect that our total Aldurazyme revenues will continue to approximate 39.5% to 50% of net product sales by Genzyme as described above.

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

Kuvan tablets were granted marketing approval for the treatment of PKU in the U.S. in December 2007 and in the EU in December 2008. In December 2013, the FDA approved the use of Kuvan powder for oral solution that is provided in a dose sachet packet allowing faster dissolution of powder in solution compared to the current tablet form. This new dosage form is expected to have increasing appeal for young patients in the one to seven year age range. We commenced the commercial launch of this new form of Kuvan in February 2014. We market Kuvan in the U.S. and Canada (and effective as of January 1, 2016, in the rest of the world, except for Japan and four other countries in which we have not yet completed the transfer of certain regulatory approvals from Merck Serono to us. In certain international markets, Kuvan is also approved for, or is only approved for, the treatment of primary BH4 deficiency, a different disorder than PKU. Kuvan net product revenues for the years ended December 31, 2016, 2015 and 2014 totaled $348.0 million, $239.3 million and $203.0 million, respectively.

In the fourth quarter of 2015, we entered into the Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement) to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), including the license to Kuvan granted in the License Agreement from us to Merck Serono. Also in the fourth quarter of 2015, we and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase granted in the License Agreement from us to Merck Serono.

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

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million, in cash, and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met.

Two companies have filed paragraph IV certifications and submitted abbreviated new drug applications (ANDAs) to produce sapropterin dihydrochloride tablets and powder. In September 2015, we entered into a settlement agreement regarding Kuvan tablets with one of these companies. Please see “Government Regulation – Hatch-Waxman Act” below and “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for additional information.

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

Naglazyme is approved for marketing in the U.S., the EU and other international markets. Naglazyme net product revenues for the years ended December 31, 2016, 2015 and 2014 totaled $296.5 million, $303.1 million and $334.4 million, respectively.

Vimizim

Vimizim is an enzyme replacement therapy for the treatment of MPS IV A, a lysosomal storage disorder. MPS IV A is a disease characterized by deficient activity of Nacetylgalactosamine- 6-sulfatase (GALNS) causing excessive lysosomal storage of glycosaminoglycans such as keratan sulfate and chondroitin sulfate. This excessive storage causes a systemic skeletal dysplasia, short stature, and joint abnormalities, which limit mobility and endurance. Malformation of the chest impairs respiratory function, and looseness of joints in the neck cause spinal instability and potentially spinal cord compression. Other symptoms may include hearing loss, corneal clouding, and heart disease. Initial symptoms often become evident in the first five years of life. The disease substantially limits both the quality and length of life of those affected. We have identified over 2,000 patients worldwide suffering from MPS IV A and estimate that the total number of patients suffering from MPS IV A worldwide could be as many as 3,000.

Vimizim was granted marketing approval in the U.S. and the EU in February 2014 and April 2014, respectively, and subsequently in several other international markets. Vimizim net product revenues for the years ended December 31, 2016, 2015 and 2014 totaled $354.1 million, $228.1 million and $77.3 million, respectively.

Product Candidates in Clinical Development

Brineura

Brineura is a recombinant human tripeptidyl peptidase 1 in development for the treatment of patients with CLN2, a form of Batten disease. CLN2 is an incurable, rapidly progressive disease that ends in patient death by 10-12 years of age. Patients are initially healthy but begin to decline at approximately the age of three. We estimate that 1,200-1,600 cases exist worldwide. In January 2015, we announced interim data from an open-label, dose-escalation Phase 1/2 study for Brineura in 24 patients with CLN2 , which indicates that in all nine of the patients in the trial who were followed for at least six months and up to 15 months, the treatment appeared to show stabilization of the disease compared to the natural history based on a standardized measure of motor and language function. The primary objectives of the Phase 1/2 study are to evaluate the safety and tolerability of Brineura and to evaluate effectiveness using a CLN2-specific rating scale score in comparison with natural history data, and the second objectives are to evaluate the impact of treatment on brain atropy in comparison with CLN2 natural history and to characterize pharmacokinetics and immunogenicity. In July 2016, the FDA accepted for priority review our submission of a BLA for Brineura. The EMA validated our MAA in September 2016. We reported data on an additional eight months of treatment in September 2016, which showed a durable and consistent treatment response with all patients continuing to tolerate the therapeutic dose. Although the primary endpoint of our Phase 1/2 study for Brineura was met, our BLA and MAA rely on results from a single Phase 1/2 uncontrolled study in a small patient population of patients. Additionally, Brineura is intended to be used in combination with a delivery device, such as an injector or other delivery system, so Brineura may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances.  Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the risk of  not obtaining regulatory approval for Brineura and “Government Regulation – Combination Products” below for additional information on combination products. The FDA’s PDUFA action date for Brineura was extended to April 27, 2017, while we anticipate the EMA’s decision in third quarter 2017.

Pegvaliase

Pegvaliase is an investigational enzyme substitution therapy that we are developing as a subcutaneous injection for the treatment of PKU. In August 2010, we announced preliminary results from a Phase 2, open-label dose finding clinical trial of pegvaliase that showed of the seven patients who received at least one mg/kg per week of pegvaliase for at least four weeks, six patients had achieved Phe levels below 600 micromoles per liter. Mild to moderate self-limiting injection site reactions were the most commonly reported toxicity. In April 2011, we initiated an extension of the Phase 2 study to find a shorter induction and titration dosing regimen to an efficacious maintenance dose. In March 2016, we announced that our pivotal Phase 3 PRISM-2 study for pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001). This ongoing Phase 3 clinical trial includes an open-label study to evaluate safety and blood Phe levels in naïve patients and a randomized controlled study of the Phase 2 extension study patients and patients from the open-label trial to evaluate blood Phe levels and neurocognitive endpoints. Although we met the primary endpoint of the Phase 3 PRISM-2 study, we did not demonstrate a statistically significant improvement in inattention or mood scores, a key secondary clinical neurocognitive endpoint. The FDA has indicated that lowering Phe blood levels in adults could form the basis for an accelerated approval; however, a favorable outcome on prospectively-specified analyses of inattention in patients with baseline problems with attention would likely be required for full approval. Although we intend to file a BLA for pegvaliase with the FDA in the second quarter of 2017, there is no assurance that a reduction in blood Phe alone will be sufficient to support the FDA’s full regulatory approval of pegvaliase.

Vosoritide

Vosoritide (formerly referred to as BMN 111) is a peptide therapeutic in development for the treatment of achondroplasia, the most common form of dwarfism. In September 2012, we announced the results of a Phase 1 clinical trial for vosoritide, which showed vosoritide was generally well-tolerated over the range of single and repeat doses studied. Pharmacokinetic data indicated that the dose levels studied resulted in exposure levels that are expected to stimulate growth based on non-clinical findings. In April 2016, we reported 12-month data for the patients in the 15 µg/kg/day cohort of the Phase 2 open-label, sequential cohort, dose-escalation study of vosoritide in children who are 5-14 years old, which showed a durable and consistent increase in mean annualized growth velocity of 46%-65% from baseline in the group. Vosoritide continued to be well tolerated with no treatment-related serious adverse events or adverse events leading to discontinuation. As further described above under “Recent Developments”, in October 2016 we provided a positive update on our Phase 2 study of vosoritide. In December 2016, we initiated the pivotal Phase 3 study of vosoritide, which is a randomized, placebo-controlled 12-month treatment study in approximately 110 children with achondroplasia, ages 5-14.

BMN 270

BMN 270 is an AAV-factor VIII vector, designed to restore factor VIII plasma concentrations, essential for blood clotting in patients with hemophilia A. Hemophilia A, also called factor VIII (FVIII) deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. People living with the disease are not able to form blood clots efficiently and are at risk for excessive bleeding from modest injuries, potentially endangering their lives. People with severe hemophilia often bleed spontaneously into their muscles or joints. The gene therapy program for hemophilia A was originally licensed from University College London and St. Jude Children's Research Hospital in February 2013 and has since been developed at our facilities. According to the World Federation of Hemophilia rankings of severity of hemophilia A, the normal range of Factor VIII activity levels is between 50% and 150%, expressed as a percentage of normal factor activity in blood, and the mild hemophilia A range of Factor VIII activity levels is between 5% and 40%. In July 2016, we announced positive proof-of-concept data from a Phase 1/2 dose-escalation study for BMN 270 in patients with severe hemophilia A, where six of the seven patients treated with the highest dose achieved Factor VIII levels above 50%, and the seventh was above 10%. Post-treatment follow-up ranges were from 12 to 28 weeks. Data from high-dose patients since July 2016 reveals stabilized Factor VIII levels, with a mean annualized bleed rate decline of 91% for patients previously on prophylactic Factor VIII. ALT levels (liver function) for these patients remain in or around normal range. As further described above under “Recent Developments”, in January 2017 we announced a positive update to our interim results from the Phase 1/2 study. Patients in the Phase 1/2 study will be monitored for safety for five years. A potentially registration-enabling Phase 2b study is scheduled to begin in the third quarter of 2017.

BMN 250

BMN 250 is an enzyme replacement therapy using a novel fusion NAGLU with a peptide derived from IGF2 for the treatment of MPS IIIB (also known as Sanfilippo Syndrome, Type B). MPS IIIB is a rapidly progressive pediatric brain disease caused by NAGLU enzyme deficiency resulting in accumulation of heparan sulfate (HS) in the brain. The accumulation of HS leads to progressive cognitive decline, loss of developmental milestones, severe hyperactivity, sleep disorders, loss of mobility, and early death. BMN 250 is delivered directly into the central nervous system via an intracerebroventricular access device into the cerebrospinal fluid, which allows for the drug to bypass the blood brain barrier and distribute directly within the brain. As further described above under “Recent Developments”, in January 2017 we announced positive, preliminary results from a multicenter, international Phase 1/2 clinical trial for BMN 250, which began enrolling patients in April 2016. A complimentary observational study has also been initiated to study the progression of MPS IIIB over time.

Product Candidate Programs Terminated in 2016

Kyndrisa

In January 2015, we completed the acquisition of Prosensa Holding N.V. (Prosensa), a public limited liability company organized under the laws of the Netherlands, for a total purchase price of $751.5 million. Prosensa’s lead product candidate was Kyndrisa, an exon-51 skipping compound for the potential treatment of Duchenne muscular dystrophy amenable to exon 51 skipping. As previously reported, in January 2016, the FDA issued a complete response letter to our New Drug Application for Kyndrisa (drisapersen), concluding that the standard of substantial evidence of Kyndrisa’s effectiveness had not been met. In May 2016, we withdrew our MAA from the EMA for Kyndrisa. We subsequently discontinued clinical and regulatory development of Kyndrisa as well as the programs for the three other first generation follow-on product candidates, BMN 044, BMN 045 and BMN 053 (other exons).

Reveglucosidase Alfa

As previously reported, in June 2016, we discontinued the clinical and regulatory development program for reveglucosidase alfa. We continue to explore out-licensing opportunities for this program.

Manufacturing

We manufacture Aldurazyme, Naglazyme, Vimizim, Brineura, pegvaliase, and vosoritide in our production facilities located in Novato, California. These facilities have demonstrated compliance with current Good Manufacturing Practices (cGMPs) to the satisfaction of the FDA, the EC and health agencies in other countries for the commercial production of Aldurazyme, Naglazyme and Vimizim. Vialing and packaging are performed by contract manufacturers. We believe that we have ample manufacturing capacity to support commercial demand for both Aldurazyme and Naglazyme for at least the next five years.

We currently manufacture Vimizim and Brineura in our manufacturing facility in Shanbally, Cork, Ireland. This facility has been approved by the FDA, Health Product Regulatory Authorities, EMA, EC, and health agencies in other countries for the testing and release of Vimizim. The Shanbally facility, once approved for bulk substance production, will enhance our business continuity and increase our operating capacity to support the anticipated commercial demand of Vimizim for the next five years. We believe that with this facility and our Novato, California facility, we have ample manufacturing capacity to support commercial demand for Vimizim for at least the next five years. Additionally, we intend to manufacture BMN 250 in this facility.

Firdapse, Kuvan tablet and powder sachet, and BMN 270 are currently manufactured on a contract basis by third-parties. In general, we expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, active pharmaceutical ingredient (API), final product vialing, tableting and sachet production and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sales. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMPs certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies. Although we have never experienced a disruption in supply from our contract manufacturers, we cannot provide assurance that we will not experience a disruption in the future.

In 2016 we began converting an existing facility in Novato, California into a new gene therapy manufacturing facility. We expect to commission this new facility by mid-2017, at which time we plan to manufacture clinical lots of BMN 270 in-house at this new facility. We designed the facility to support the commercial launch of BMN 270, if approved.

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

Sales and Marketing

We have established a commercial organization, including a sales force, to support our product lines directly in the U.S., Europe, South America and certain other significant markets. For other selected markets, we have signed agreements with other companies to act as distributors of Kuvan, Naglazyme, and Vimizim. Most of these agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales. Additional markets are being assessed at this time and additional agreements may be signed in the future.

Genzyme has the exclusive right to distribute, market and sell Aldurazyme globally and is required to purchase its requirements exclusively from us.

In the U.S., our products (other than Aldurazyme) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products, directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than Aldurazyme). We believe that with moderate changes in 2017, the size of our sales force will be appropriate to effectively reach our target audience in markets where our products are directly marketed. The launch of any future products will likely require expansion of our commercial organization, including our sales force, in the U.S. and abroad, and we would need to commit significant additional funds, management’s attention and other resources to such expansion.

We utilize third-party logistics companies to store and distribute our products.  Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.

Customers

Our Firdapse, Kuvan, Naglazyme, and Vimizim customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies. We also sell Naglazyme and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, particularly in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. During 2016, 42% of our net Firdapse, Kuvan, Naglazyme, and Vimizim product revenues were generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

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

Our products have no direct approved competition currently on the market, however, other companies are in the development phase with new and generic products.   The following is a summary of some of the primary possible future competitors for our products.

Naglazyme, Aldurazyme and Vimizim

In the mucopolysaccharidosis field, several companies are researching treatments using small molecules, gene therapy, and other novel technologies.  These companies, however, are likely a year or more away from commercial therapies.

Kuvan and Pegvaliase

There are currently no other approved drugs for the treatment of PKU.  However, two companies have filed paragraph IV certifications and submitted ANDAs to produce sapropterin dihydrochloride tablets and powder. In September 2015, we entered into a settlement agreement regarding Kuvan tablets with one of these companies. Please see “Government Regulation – Hatch-Waxman Act” below and “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for additional information.

Product Candidates

Brineura, for the treatment of CLN2, has potential competition from earlier stage products, including a preclinical gene therapy product candidate under development by Spark Therapeutics, Inc. Vosoritide, for the treatment of achondroplasia, could have competition from earlier stage products, including preclinical product candidates from Therachon AG and Ascendis Pharma A/S. BMN 250, for the treatment of MPS IIIB, has potential competition from earlier stage product candidates, including a recombinant protein product candidate under development by Alexion Pharmaceuticals Inc. and a preclinical gene therapy program from Abeona Therapeutics Inc. BMN 270, for the treatment of hemophilia A, could have competition from marketed Factor VIII replacement therapies and earlier stage gene therapy programs, including a product candidate under development by Spark Therapeutics, Inc. and preclinical product candidates from other companies. In addition, Hoffmann-La Roche AG and Alnylam Pharmaceuticals, Inc. are developing novel, long-acting product candidates in the clinic for the treatment of hemophilia A. Our other product candidates have potential competition from earlier stage product candidates, either using similar technology to our programs or different treatment strategies.

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

As of January 25, 2017, the number of our worldwide issued patents now stands at 1,170, including 96 patents issued by the U.S. Patent and Trademark Office (the USPTO). Furthermore, our portfolio of pending patent applications totals 426 applications, including 85 pending U.S. applications.

With respect to Naglazyme, we have 53 issued patents, including three U.S. patents. Claims cover our ultrapure N -acetylgalactosamine-4-sulfatase compositions of Naglazyme, methods of treating deficiencies of N -acetylgalactosamine-4-sulfatase, including MPS VI, methods of producing and purifying such ultrapure N -acetylgalactosamine-4-sulfatase compositions and methods of detecting. These patents will expire between 2021 and 2028.

With respect to Kuvan, we own, co-own or have licensed a number of patents and pending patent applications that relate generally to formulations and forms of our drug substance, methods of use for various indications under development and dosing regimens. We have rights to 141 issued patents including 15 issued U.S. patents with claims to a stable tablet and oral solution formulation of 6R-BH4, methods of treating PKU using a once daily dosing regimen, methods of administration of Kuvan with food, crystalline forms of 6R-BH4, and methods of producing 6R-BH4. These patents will expire between 2024 and 2032.

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

With respect to Vimizim, we own or have licensed a number of patents and pending patent applications that relate generally to compositions of matter, methods of use and methods of production. We have rights to 173 issued patents including 15 issued U.S. patents with claims to compositions of purified recombinant N-acetylgalactosamine-6-sulfate sulfatase (Vimizim) methods of treating Morquio Syndrome and sulfatase-modifying factor I (SUMF1) polypeptides and nucleic acids used in the manufacture of Vimizim. Issued U.S. patents cover SUMF1 compositions (set to expire in 2019), purified recombinant Vimizim compositions (set to expire in 2029) and methods of treating Morquio Syndrome (set to expire in 2029). We also have issued U.S. and European patents that cover methods of production (set to expire in 2024) and formulations (set to expire in 2031).

With respect to our clinical product candidates, we believe we have the necessary intellectual property rights to allowing us to undertake the development of these candidates. Certain of our product candidates are in therapeutic areas that have been the subject of many years of extensive research and development by academic organizations and third-parties who may control patents or other intellectual property that they might assert against us, should one or more of our product candidates in these therapeutic areas succeed in obtaining regulatory approval and thereafter be commercialized. We continually evaluate the intellectual property rights of others in these areas in order to determine whether a claim of infringement may be made by others against us. Should we determine that a third-party has intellectual property rights that could impact our ability to freely market a compound we consider a number of factors in determining how best to prepare for the commercialization of any such product candidate. In making this determination we consider, among other things, the stage of development of our product candidate and whether we and our outside counsel believe the intellectual property rights of others are valid, whether we infringe the intellectual property rights of others, whether a license is available upon commercially reasonable terms, whether we will seek to challenge the intellectual property rights of others, and the likelihood of and liability resulting from an adverse outcome should we be found to infringe the intellectual property rights of others.

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

Clinical trials to support NDAs, biologics license applications BLAs, or MAAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA and an MAA is prepared and submitted to the EMA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. and approval of the MAA by the EC is required before marketing of the product may begin in the EU. The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA.

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

During the review period, the FDA and/or the EMA will typically inspect one or more clinical sites and/or the sponsor to assure compliance with GCP regulations and will inspect the facility or the facilities at which the drug is manufactured to ensure compliance with cGMPs regulations. Neither the FDA nor the EMA will approve the product unless compliance is satisfactory and the application contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

Combination Products

A combination product is a product comprised of (i) two or more regulated components, i.e., drug/device, biologic/device, drug/biologic, or drug/device/biologic, that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

The FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that the FDA determine the combination product’s primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.

The 21st Century Cures Act was signed into law on December 13, 2016. In Section 3038, the FDA is instructed that if a combination product has an approved constituent (e.g., an investigational drug delivered with devices already 510(k) cleared by the FDA), the FDA may only require the sponsor to submit data or information necessary to meet the standard for clearance or approval, taking into consideration incremental risks and benefits posed by the combination product, using a risk-based approach and taking into account any prior finding of safety and effectiveness or substantial equivalence for the approved constituent. It appears that the primary purpose of this provision is to reduce the burden of proving the safety and effectiveness of the approved constituent by leveraging the FDA’s prior clearance or approval. The FDA is instructed to focus on the new constituent plus the incremental risk created by a new use of the approved constituent.  It is too soon to understand how the FDA will implement this provision.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. In certain circumstances, disclosure of the results of these trials can be delayed for up to two years after the date of completion of the trial. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs. Moreover, there is an increasing trend in the EU requiring public disclosure of development data, in particular clinical trial data. These data were traditionally regarded as confidential commercial information; however, under policies recently adopted in the EU, clinical study data submitted to the EMA in MAAs, including pre-clinical data, and patient level data, may be subject to public disclosure.

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

PRIME Designation

The EMA launched its Priority Medicines (PRIME) regulatory initiative to enhance support for the development of therapies that target an unmet medical need. The initiative focuses on drugs that may offer a major therapeutic advantage over existing treatments, or benefit patients with no treatment options. These therapies are considered priority medicines within the EU. Through PRIME, the EMA offers early, proactive and enhanced support to drug developers to optimize the generation of robust data on a therapy’s benefits and risks and enable accelerated assessment of drug applications.

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

The PPACA also imposed a new fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to, or use by, certain U.S. government programs during the preceding year. Other provisions of the law, which have varying effective dates, may also affect us and will likely increase certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance, and included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

In addition, drug manufacturers are required to collect and report annually information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. The reported data are posted in searchable form on a public web site. Failure to submit required information may result in civil monetary penalties. It is still unclear the full impact that the PPACA will have on our business.  There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect that there will be additional challenges and amendments in the future, especially with the recent change in administration.

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. Although the Budget Resolution is not a law, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed.

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

Approval Outside of the U.S./EU

For marketing outside the U.S. and the EU, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, can differ from those in the U.S. and the EU and may require us to perform additional pre-clinical or clinical testing. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA or EMA approval. In many countries outside of the U.S., approvals for pricing, coverage and reimbursement offered by third-party payers, including government payers and private insurance plans, are also required.

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

Pricing and Reimbursement

Because the course of treatment for patients using our products is expensive, sales of our products depend, in significant part, on the availability and extent of coverage and reimbursement offered by third-party payers, including government payers and private insurance plans. Governments may regulate access to, prices of or reimbursement levels for our products to control costs or to affect levels of use of our products, and private insurers may be influenced by government reimbursement methodologies.

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

Government Programs for Marketed Drugs in the U.S.

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under ANDAs, the rebate amount is 13% of the average manufacturer price (AMP) for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Beginning in 2017, non-innovator products are also subject to an additional rebate.

The statutory definition of AMP was amended in 2010. CMS has released the final rule pertaining to AMP and other aspects of the Medicaid drug rebate program, which was effective as of April 1, 2016.

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

Employees

As of January 23, 2017, we had 2,293 full-time employees, 998 of whom were in operations, 632 of whom were in research and development, 313 of whom were in sales and marketing and 350 of whom were in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages.

Research and Development

For information regarding research and development expenses incurred during 2016, 2015 and 2014, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development.

Geographic Area Financial Information

Our chief operating decision maker (i.e., our chief executive officer) reviews financial information on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Accordingly, we consider ourselves to have a single reporting segment and operating unit structure.

Net product revenues by geography are based on patients’ locations for our commercial products, which are sold directly by us, and global sales of Aldurazyme, which is marketed by Genzyme. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. Although Genzyme sells Aldurazyme worldwide, the revenues earned by us on Genzyme’s net sales are not broken out by geographic region as the underlying revenue transactions are with Genzyme, whose headquarters are located in the U.S.

The following table outlines net product revenues by geographic area (in millions):

	Years Ended December 31,
	2016	2015	2014
Net product revenues:
Net product revenues marketed by BioMarin:
United States	$505.6	$441.4	$375.7
Europe	252.6	171.2	$130.7
Latin America	147.5	142.3	$118.6
Rest of the world	204.7	129.6	$113.4
Total net product revenues	$1,110.4	884.5	$738.4

Total revenues generated outside the U.S. was $609.3 million, $445.8 million and $365.5 million, in the years ended December 31, 2016, 2015 and 2014, respectively.

The following table outlines non-monetary long-lived assets by geographic area (in millions):

	December 31,
	2016	2015	2014
Non-monetary long-lived assets:
United States	$1,183.9	$940.5	$827.9
Europe	812.8	865.2	102.5
Rest of World	2.6	2.3	1.6
Total long-lived assets	$1,999.3	$1,808.0	$932.0

The increase in non-monetary long-lived assets in 2016 compared to 2015 was primarily attributable to increased costs related to our in-process projects at our manufacturing facilities, partially offset by a net decrease in intangible assets. The increase in non-monetary long-lived assets in 2015 compared to 2014 was primarily attributable to increased in-process R&D (IPR&D). The increase in intangible assets was primarily attributable to Kyndrisa and other exon-skipping in-process research and development assets we acquired in connection with our acquisition of Prosensa Holding N.V. in January 2015. These IPR&D assets were impaired during 2016 due to the termination of the related programs.

See “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for additional information regarding the risks we face related to our foreign operations.

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

Risks Related to Our Business

If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.

We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates, including Brineura and pegvaliase, in any jurisdiction. For example, although the FDA has accepted for review the submission of our BLA for Brineura, and we have also received validation of the MAA from the EMA for Brineura, there are no assurances that we will obtain regulatory approval of Brineura from the FDA or EMA. Even though the primary endpoint of our Phase 1/2 study for Brineura was met, our BLA and MAA rely on results from a single Phase 1/2 uncontrolled study in a small patient population of 24 patients and we used natural history data as a control arm of the trial. In addition, effectiveness of Brineura was evaluated using a CLN2-specific rating scale score based on individual physicians’ assessments. Furthermore, even though the pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001), we did not demonstrate a statistically significant improvement in inattention or mood scores, a key secondary clinical neurocognitive endpoint. Although we intend to file a BLA for pegvaliase with the FDA in the second quarter of 2017, there is no assurance that a reduction in blood Phe alone will be sufficient to support the FDA’s full regulatory approval of pegvaliase.

Although the FDA and the EMA have programs to facilitate accelerated approval processes, the timelines agreed under legislative goals or mandated by regulations are subject to the possibility of substantial delays. In addition, the FDA, the EMA and other international regulatory authorities have substantial discretion over the approval process for pharmaceutical products. These regulatory agencies may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval and may require additional data. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell those product candidates. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. We also rely on independent third-party contract research organizations (CROs) to file some of our foreign marketing applications and important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, if the CRO elects to prioritize work on our projects below other projects or if there is any dispute or disruption in our relationship with our CROs, the filing of our applications may be delayed.

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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, the EMA and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

All of our products have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, with the exception of Firdapse, which has received regulatory approval to be commercially marketed only in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

Promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the EMA and other comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient.

Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

Because the extent and scope of patent protection for some of our products is limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.

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

Our Aldurazyme, Naglazyme and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The BPCIA establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Aldurazyme’s data exclusivity under the BPCIA expired in 2015, Naglazyme’s data exclusivity under the BPCIA expires in 2017, and Vimizim’s data exclusivity under the BPCIA expires in 2026. Our products approved under BLAs, as well as products in development that may be approved under BLAs in the future, could be reference products for biosimilar marketing applications.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain.

As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, or despite having favorable data in connection with an interim analysis. A number of companies in the biopharmaceutical industry, including us with respect to Kyndrisa, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Adverse or inconclusive clinical results could stop us from obtaining regulatory approval of our product candidates. Additional factors that can cause delay or termination of our clinical trials include:

•	slow or insufficient patient enrollment;
•	slow recruitment of, and completion of necessary institutional approvals at, clinical sites;
•	budgetary constraints or prohibitively high clinical trial costs;
•	longer treatment time required to demonstrate efficacy;
•	lack of sufficient supplies of the product candidate;
•	adverse medical events or side effects in treated patients, including immune reactions;
•	lack of effectiveness of the product candidate being tested;
•	availability of competitive therapies to treat the same indication as our product candidates;
•	regulatory requests for additional clinical trials or pre-clinical studies;
•	deviations in standards for Good Clinical Practice (GCP); and
•	disputes with or disruptions in our relationships with clinical trial partners, including CROs, clinical laboratories, clinical sites, and principal investigators

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

Our BMN 270 program is based on a gene therapy approach, which, as a novel technology, presents additional treatment, regulatory, manufacturing, and commercial risks in relation to our other, more traditional drug development programs.

In addition to the risks set forth in this Risk Factors section associated with developing and commercializing more traditional pharmaceutical drugs, there are additional, unique risks associated with gene therapy products like our product candidate BMN 270. The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too much or too little of the desired protein or RNA. There is also a risk that production of the desired protein or RNA will increase or decrease over time. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused by overproduction. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.

We may experience development problems related to our gene therapy program that cause significant delays or unanticipated costs, or that cannot be solved. Given that there are currently no approved gene therapy products in the U.S. and very few precedents outside the U.S., it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidate in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring BMN 270 to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.

Even if we obtain regulatory approval for BMN 270, we may experience delays, and increased costs, in developing a sustainable, reproducible and large-scale manufacturing process. Gene therapy products are novel, complex and difficult to manufacture, and have, only in limited cases, been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. Whether we produce BMN 270 at a contract manufacturer or at our own gene therapy manufacturing facility, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies or commercializing BMN 270 in a timely, or on a profitable, basis, if at all.

Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we also face uncertainty with respect to the pricing, coverage and reimbursement of BMN 270, if approved. In order to recover our research and development costs and commercialize this one-time treatment on a profitable basis, we expect the cost of a single administration of BMN 270 to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third-party payors will be essential for the vast majority of patients to be able to afford BMN 270. Accordingly, sales of BMN 270, if approved, will depend substantially, both domestically and internationally, on the extent to which its cost will be paid by third-party payors. Even if coverage is provided, the reimbursement amounts approved by third-party payors may not be high enough to allow us to realize a sufficient return on our investment.

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

Since we began operations in March 1997, we have been engaged in substantial research and development and capital investments, and we have operated at a net loss for each year since our inception, with the exception of 2008 and 2010. Based upon our current plan for investments in research and development for existing and new programs, as well as capital investments in our facilities and working capital needs, such as for inventory, we expect to operate at a net loss and experience net cash outflows for at least the next 12 months. Our future profitability and cash flows depend on our marketing and selling of our products, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any products, either by ourselves or jointly with others, our spending on our development programs, the impact of any possible future business development transactions and other risks set forth in this Risk Factors section. The extent of our future losses and the timing of profitability and positive cash flows are highly uncertain. If we fail to become profitable and cash flow positive or are unable to sustain profitability and positive cash flows on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.

As of December 31, 2016, we had cash, cash equivalents and short and long-term investments totaling $1.4 billion and long-term debt obligations of $772.5 million (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.5 million, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 1.875% senior subordinated convertible notes due 2017 (the 2017 Notes), 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and, together with the 2017 Notes and 2018 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

We may require additional financing to fund the repayment of our Notes, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.

We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:

•	our ability to successfully market and sell our products;
•	Genzyme’s ability to continue to successfully commercialize Aldurazyme;
•	the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);
•	the timing, number, size and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•	the progress of research programs carried out by us;
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

As of December 31, 2016, we had $772.5 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes and $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes. In November 2016, we also entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, providing for up to $100.0 million in revolving loans. Our indebtedness may:

•

limit our ability to incur liens on our assets or use our cash flow, borrow additional funds or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry, including taking advantage of certain business opportunities that may be presented to us;
•	place us at a competitive disadvantage compared to our less leveraged competitors;
•	increase our vulnerability to the impact of adverse economic and industry conditions; and
•	result in dilution to our existing stockholders in the event exchanges of our 2018 Notes or 2020 Notes are converted into shares of our common stock.

In addition, if we default under the Credit Agreement, the outstanding borrowings thereunder could become immediately due and payable, the Credit Agreement lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indentures governing our 2018 Notes and 2020 Notes.

In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

Our indebtedness consists primarily of the 2018 and 2020 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018 and 2020. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we settle the principal amount of our conversion obligation in cash. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Moreover, if we are unable to refinance the Notes, we must repay the Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share.

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Aldurazyme, Naglazyme and Vimizim. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Vimizim. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of our products or our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

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

If we are unable to successfully develop and maintain manufacturing processes for our products to produce sufficient quantities at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program.

Due to the complexity of manufacturing our products, we may not be able to manufacture products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

The development of commercially viable manufacturing processes typically is very difficult to achieve and is often very expensive and may require extended periods of time. Changes in manufacturing processes (including manufacturing cell lines), equipment or facilities (including moving manufacturing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to complete clinical trials to receive regulatory approval of any manufacturing modifications.

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

Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials and cell banks, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Aldurazyme, Naglazyme and Vimizim, have been within our expectations, which are based on industry norms. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and, depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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

Although we have entered into contractual relationships with third-party manufacturers to produce the active ingredient in Firdapse and Kuvan, if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for Firdapse and Kuvan or sell these products at all, we may lose potential revenue, and we may be forced to terminate a program. We have contracts for the production of final product for Firdapse and Kuvan. We also rely on third-parties for portions of the manufacture of Aldurazyme, Naglazyme and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

All of our products target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve profitability. For Naglazyme and Vimizim in particular, we must market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in each disease population is small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.

If we fail to obtain an adequate level of coverage and reimbursement for our products by third-party payors, the sales of our products would be adversely affected or there may be no commercially viable markets for our products.

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

Reimbursement in the EU and many other territories must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries we expect that it will exceed 12 months. Even after a price is negotiated, countries frequently request or require reductions to the price and other concessions over time.

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

Without the special access programs, we would need to seek full product approval to commercially market and sell our products in certain jurisdictions. This can be an expensive and time-consuming process and may subject our products to additional price controls. Because the number of patients is so small in some countries, it may not be economically feasible to seek and maintain a full product approval, and therefore the sales in such country would be permanently reduced or eliminated. For all of these reasons, if the special access programs that we are currently using are eliminated or restricted, our revenues could be adversely affected.

If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected.

Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely) or commercialize their products before we do. If we do not compete successfully, our revenue would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.

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

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to our product pricing or the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our current and future products or our sales volume, which would adversely affect our revenue and results of operations.

Government health care reform could increase our costs and adversely affect our revenue and results of operations.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. Although the Budget Resolution is not a law, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed. Thus, the full impact of the PPACA on our business remains unclear.

In addition, other legislative changes have been adopted since the PPACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, especially with the recent change in administration. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For more information regarding government health care reform, see “Government Regulation – Health Reform” in Part I, Item 1 of this Annual Report on Form 10-K.

We face credit risks from government-owned or sponsored customers outside of the U.S. that may adversely affect our results of operations.

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
•

financial risks such as longer payment cycles, difficulty collecting accounts receivable, exposure to fluctuations in foreign currency exchange rates and potential currency controls imposed by foreign governments;

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

We own or have licensed patents and patent applications related to our products. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

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

•	Generic manufacturers may use litigation and regulatory means to obtain approval for generic versions of our products notwithstanding our filed patents or patent applications.
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

If we are unable to protect our intellectual property, third-parties could develop competing products, which could adversely affect our revenue and financial results generally.

Competitors and other third-parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as BMN 270, focus on therapeutic areas that have been the subject of extensive research and development by third-parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:

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

Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our former and current product programs have been acquired through acquisitions and several of our former and current product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Firdapse, Kuvan and Naglazyme. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Because each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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

The two cases against Par have been consolidated in the District of New Jersey for all purposes, including pretrial and trial. The Court held a claim construction hearing on May 5, 2016 but has not yet issued its ruling. Fact discovery closed on September 22, 2016, and expert discovery closes on March 31, 2017. No trial date has been set, but the Court has indicated that trial is likely to occur in May or June 2017.

In September 2015, we entered into a settlement agreement with Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL) that resolved patent litigation with DRL in the U.S. related to DRL’s

ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets. Under the terms of the settlement agreement, we have granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances.

We also received a paragraph IV notice letter, dated December 23, 2016, from DRL, notifying us that DRL has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 6, 2017, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent DRL from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of DRL’s ANDA in accordance with the Hatch-Waxman Act, which expires in June 2019.  DRL has not yet answered the complaint, and no schedule has been set by the Court to date.

The settlement with DRL relating to Kuvan tablets does not affect the consolidated cases against Par, or the recently-filed case against DRL relating to Kuvan powder. Those two litigation matters are still pending. For more information regarding these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

The settlement with DRL relating to tablets, the filing of Par’s purported ANDAs with respect to Kuvan tablets and powder, and the filing of DRL’s purported ANDA with respect to Kuvan powder, as well as any future ANDA or related legal proceeding, could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if Par and/or DRL is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL following the settlement described above relating to Kuvan tablets could have a material adverse effect on our revenue and results of operations.

We also face potential generic competition for Kuvan in certain foreign countries, including, without limitation, Russia, South Korea, Taiwan, and Turkey. Our ability to successfully market and sell Kuvan in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for Kuvan vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for Kuvan are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenue and results of operations.

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

Product candidates that we are currently developing or may license or acquire in the future may be intended for patient populations that are significantly larger than any of the patient populations we currently target. In order to continue development and marketing of these products, if approved, we will need to significantly expand our operations. To manage expansion effectively, we need to continue to develop and improve our research and development capabilities, manufacturing and quality capacities, sales and marketing capabilities, financial and administrative systems and standard processes for global operations. Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and may increase our exposure to regulatory and corruption risks and our management may be unable to manage successfully future market opportunities or our relationships with customers and other third-parties.

Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.

Even if our product candidates are approved, if doctors elect a course of treatment which does not include our products, this decision would reduce demand for our products and adversely affect revenues. For example, if gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, such as Aldurazyme, Naglazyme, and Vimizim in MPS diseases, could be greatly reduced. Moreover, if we obtain regulatory approval for BMN 270, the commercial success of BMN 270 will still depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

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

If a natural disaster or terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

We manufacture Aldurazyme, Naglazyme and a portion of Vimizim in a manufacturing facility located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Aldurazyme, Naglazyme and Vimizim or our third-party manufacturers’ ability to manufacture Firdapse or Kuvan.

Our Galli Drive facility located in Novato, California is currently our only manufacturing facility for Aldurazyme and Naglazyme and is one of two manufacturing facilities for Vimizim. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, power loss and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture Aldurazyme, Naglazyme and Vimizim, or to have Firdapse or Kuvan manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenue could be seriously impaired. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

For the year ended December 31, 2016, 6% of our net product revenues were from Italy, Spain, Portugal, Greece and Russia. Approximately 11% of our total accounts receivable as of December 31, 2016, are related to these countries. If the financial conditions of these countries continues to decline, a substantial portion of the receivables may be uncollectable, which would mean we would have to provide for additional allowances for doubtful accounts or cease selling products in these countries, either of which could adversely affect our results of operations. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

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

Our valuation and stock price have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of our products;
•	manufacturing, supply or distribution of our product candidates and commercial products;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•

results relating to our lawsuits against Par and DRL to protect our patents relating to Kuvan tablets and powder and generic competition to Kuvan relating to our settlement with DRL related to Kuvan tablets;

•	government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	negative publicity about our company or the pharmaceutical industry;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•

actual or anticipated fluctuations in our operating results, including due to timing of large order for our products, in particular in Latin America, where governments place large periodic orders for Naglazyme and Vimizim;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table contains information about our current significant owned and leased properties as of December 31, 2016:

	Approximate		Lease
Location	Square Feet	Use	Expiration Date
San Rafael facility, San Rafael, California	391,700	Corporate headquarters, laboratory and office	NA: owned property
Several locations in Novato, California	225,000	Office, laboratory and warehouse	2016-2021
Shanbally facility, Cork, Ireland	166,900	Manufacturing, laboratory and office	NA: owned property
Galli Drive facility, Novato, California	98,200	Clinical and commercial manufacturing and laboratory	NA: owned property
Bel Marin Keys facilities, Novato, California	83,000	Technical operations, finance, administration, and laboratory	NA: owned property
Digital Drive facility, Novato, California	47,000	Office and laboratory	NA: owned property
Leveroni Drive facility, Novato, California	38,300	Manufacturing (construction in progress)	NA: owned property
London, England	22,600	Office	2025
Dublin, Ireland	11,800	Office	2024

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

Item 3. Legal Proceedings

Paragraph IV Notices

We received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration.  In September 2015, we entered into a settlement agreement with DRL that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the settlement agreement, we have granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier under certain circumstances.

Additionally, we received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par has filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book. Together with Merck & Cie, on March 6, 2015 we filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent Par from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2017. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

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

The two cases against Par have been consolidated in the District of New Jersey for all purposes, including pretrial and trial.  The Court held a claim construction hearing on May 5, 2016 but has not yet issued its ruling.  Fact discovery closed on September 22, 2016, and expert discovery closes on March 31, 2017.  No trial date has been set, but the Court has indicated that trial is likely to occur in May or June 2017.

We also received a paragraph IV notice letter, dated December 23, 2016, from DRL, notifying us that DRL has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book.  On February 6, 2017, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent DRL from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of DRL’s ANDA in accordance with the Hatch-Waxman Act, which expires in June 2019.  DRL has not yet answered the complaint, and no schedule has been set by the Court to date.

The settlement with DRL relating to Kuvan tablets does not affect the consolidated cases against Par, or the recently-filed case against DRL relating to Kuvan powder.  Those two litigation matters are still pending.

SEC Subpoena

In August 2016, we received a subpoena from the staff of the Securities and Exchange Commission (SEC) requesting that we produce documents in connection with a non-public, fact-finding inquiry related to our former drisapersen program. The letter enclosing the subpoena states that the investigation and the subpoena do not mean that the Company or anyone else has broken the law, or that the SEC has a negative opinion of any person, entity or security. We intend to cooperate fully with the SEC in this matter. We are not able to predict whether any proceeding may be instituted in connection with the subpoena, or the outcome of any proceeding that may be instituted.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “BMRN” on the NASDAQ Global Select Market. The following table sets forth the range of high and low quarterly sales prices for our common stock for the periods noted, as reported by NASDAQ.

		Prices
Year	Period	High	Low
2016	Fourth Quarter	$98.34	$78.42
	Third Quarter	$102.49	$77.04
	Second Quarter	$94.08	$73.45
	First Quarter	$105.61	$62.12

2015	Fourth Quarter	$118.48	$91.21
	Third Quarter	$151.75	$95.09
	Second Quarter	$141.51	$110.50
	First Quarter	$133.54	$88.51

On February 13, 2017, the last reported sale price on the NASDAQ Global Select Market for our common stock was $90.89. We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three years ended December 31, 2016.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2016.

Holders

As of February 13, 2017, there were 47 holders of record of 172,866,495 outstanding shares of our common stock. Additionally, on such date, options to acquire 8.7 million shares of our common stock were outstanding.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph shows the value of an investment in BioMarin common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any. Our common stock is traded on the NASDAQ Global Select Market and is a component of both the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	Fiscal Year Ending December 31,
	2011	2012	2013	2014	2015	2016
BioMarin Pharmaceutical Inc.	$100.00	$143.11	$204.62	$262.94	$304.71	$240.95
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

Item 6. Selected Consolidated Financial Data

We derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Years Ended December 31,
	(In thousands, except for per share data)
	2016 (1)	2015	2014	2013	2012
Consolidated Statements of Operations data:
Total revenues (2)	$1,116,854	$889,895	$749,284	$548,485	$500,723
Total costs and expenses (2)	1,920,283	1,000,597	842,175	704,492	610,938
Loss from operations	(803,429)	(110,702)	(92,891)	(156,007)	(110,215)
Provision for (benefit from) income taxes	(200,840)	17,075	9,101	(150)	(3,931)
Net loss	(630,210)	(171,799)	(133,969)	(176,353)	(114,347)
Net loss per share, basic	$(3.80)	$(1.07)	$(0.92)	$(1.28)	$(0.95)
Net loss per share, diluted	$(3.81)	$(1.07)	$(0.92)	$(1.28)	$(0.95)
Weighted average common shares outstanding, basic	165,985	160,025	146,349	137,755	120,271
Weighted average common shares outstanding, diluted	166,219	160,025	146,349	137,755	120,271

	December 31,
	(in thousands)
	2016 (1) (3)	2015	2014	2013	2012
Consolidated Balance Sheets data:
Cash, cash equivalents and investments (4)	$1,362,388	$1,018,271	$1,043,048	$1,052,423	$563,798
Total assets	4,023,690	3,729,368	2,475,379	2,225,497	1,564,645
Other long-term obligations	157,344	220,778	68,845	64,182	90,588
Long-term convertible senior notes, net (5)	660,761	662,286	642,902	637,003	321,157
Total stockholders' equity	2,766,275	2,400,847	1,527,894	1,341,041	1,015,763

(1)

In the fourth quarter of 2016, we elected to early adopt Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) “Improvement to Employee Share-based Payment Accounting” (ASU 2016-09), which requires us to record, among other items, excess tax benefits as a reduction of the provision for income taxes in the income statements. We are required to reflect any adoption adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. As such, certain Consolidated Statements of Operations data for the year ended December 31, 2016 included the impact of the ASU 2016-09 adoption. See Note 4 to the accompanying Consolidated Financial Statements for additional information related to this adoption.

(2)

See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for a description of our results of operations for 2016.

(3)

Certain Consolidated Balance Sheets data as of December 31, 2016, include the impact of ASU 2016-09, which we early adopted in 2016. For instance, the net cumulative-effect adjustment of $131.3 million decrease to Accumulated deficit, which was recorded as of January 1, 2016, mostly related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. See Note 4 to the accompanying Consolidated Financial Statements for additional information related to this adoption.
(4)

See “Management's Discussion and Analysis of Financial Condition and Results of Operations— Financial Position, Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion.

(5)	During 2013, we issued $750.0 million principal amount of convertible senior notes in a registered offering.

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

	Three Months Ended
	(In thousands, except per share data, unaudited)
	March 31,	June 30,	September 30,	December 31,
2016:
Total revenues	$236,736	$300,131	$279,896	$300,091
Net loss (1)	(83,051)	(419,014)	(37,425)	(90,720)
Net loss per share, basic and diluted (1)	(0.51)	(2.58)	(0.22)	(0.53)
2015:
Total revenues	$202,920	$250,135	$208,904	$227,936
Net income (loss)	(67,501)	(81,989)	(90,926)	68,617
Net income (loss) per share, basic	(0.43)	(0.51)	(0.57)	0.43
Net income (loss) per share, diluted	(0.43)	(0.51)	(0.60)	0.39

(1)

We elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As such, certain Consolidated Statements of Operations data for the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016 included the impacts of early adoption of ASU 2016-09. See Note 4 of the accompanying notes to our Consolidated Financial Statements for additional information related to this adoption. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K, including the disclosures under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Our Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and are presented in U.S. dollars (USD).

Overview

We are a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. We select product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products.

Our therapy portfolio consists of five products and multiple clinical and pre-clinical product candidates. Our commercial products are Aldurazyme (laronidase) for Mucopolysaccharidosis I (MPS I), Firdapse (amifampridine phosphate) for Lambert Eaton Myasthenic Syndrome (LEMS), Kuvan (sapropterin dihydrochloride) for phenylketonuria (PKU), Naglazyme (galsulfase) for Mucopolysaccharidosis VI (MPS VI) and Vimizim (elosulfase alpha) for Mucopolysaccharidosis IV Type A (MPS IV A).

Business Developments

We continued to grow our commercial business and advance our product pipeline during 2016. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments to date:

•

In January 2017, we announced an update to positive interim clinical results of an open-label Phase 1/2 study of BMN 270, an investigational gene therapy treatment for severe hemophilia A. In February 2017, we announced that the European Medicines Agency (EMA) has granted BMN 270 access to its Priority Medicines (PRIME) regulatory initiative. To be accepted for PRIME, an investigational therapy has to show its potential to benefit patients with unmet medical needs based on early clinical data. Earlier in the year, we received Orphan Drug Designation from the Food and Drug Administration (FDA) for BMN 270 for hemophilia A.

•

In January 2017, we announced preliminary results Phase 1/2 trial, which began enrolling patients in April 2016, demonstrating that BMN 250, an investigational enzyme replacement therapy using a novel fusion of recombinant human alpha-N-acetyglucosaminidase with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome or mucopolysaccharidosis IIIB (MPS IIIB), reduced heparan sulfate levels to normal range in cerebral spinal fluid of MPS IIIB patients. Additionally, patients have safely escalated to 100mg dosage.

•

In December 2016, we announced the enrollment of the first patient in our Phase 3 trial for vosoritide, for the treatment of children with achondroplasia. In October 2016, we provided an update on our Phase 2 study of vosoritide, an analog of C-type Natriuretic peptide, in children with achondroplasia, the most common form of dwarfism. Results from eight children in cohort 4, who completed six months of daily dosing at 30 µg/kg/daily, experienced a 46% or 2.1 cm/year increase in mean annualized growth velocity from baseline. These data are comparable to those observed at the lower dose of 15 µg/kg/day in cohort 3. Results from 10 children in cohort 3, who completed six months of daily dosing at 15 µg/kg/day, experienced a 50% or 2.0 cm/year increase in mean annualized growth velocity from baseline.

•

In September 2016, we announced that the EMA validated the Marketing Authorization Application (MAA) for Brineura, an investigational therapy to treat children with CLN2 disease, a form of Batten disease. Validation of the MAA confirmed that the submission was accepted and starts the formal

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

review process by the EMA's Committee for Human Medicinal Products (CHMP). The EMA previously granted our request for accelerated assessment for the MAA. The CHMP opinion and decision from the European Commission (EC) is expected in the third quarter of 2017. Accelerated assessments are granted on the grounds that a product may satisfy an unmet medical need and is of major interest from the point of view of therapeutic innovation and public health.

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

•

In June 2016, we announced that the reveglucosidase alfa development program has been terminated. We recognized an impairment charge of $25.0 million in the second quarter of 2016 related to the reveglucosidase alfa in-process research and development (IPR&D) assets.

•

In May 2016, we withdrew our MAA from the EMA for Kyndrisa (drisapersen). We discontinued clinical and regulatory development of Kyndrisa as well as the three other first generation follow-on products, BMN 044, BMN 045 and BMN 053 (other exons). We recognized an impairment charge of $574.1 million in the second quarter of 2016 related to the Kyndrisa and other exon IPR&D assets.

•

In March 2016, we announced that our pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001). Based on the supportive data results, we plan to submit a BLA to the FDA in the second quarter of 2017.

•

In January 2016, we acquired all global rights to Kuvan and pegvaliase, with the exception of Kuvan in Japan, (collectively, the Merck PKU Business) from Ares Trading S.A. (Merck Serono), an indirectly wholly-owned affiliate of Merck KGaA, in exchange for cash payments of $374.5 million. We also agreed to pay Merck Serono up to a maximum of €60.0 million in milestones if certain sales milestones are met and up to a maximum of €125.0 million if certain pegvaliase development milestones are met. See Note 5 to our accompanying Consolidated Financial Statements for additional discussion.

•	We reported total revenues of $1.1 billion for the year ended December 31, 2016, compared to $889.9 million and $749.3 million for the years ended December 31, 2015 and 2014, respectively.

Outlook 2017

In 2017, we will continue to focus on our key operating objectives which include continued progression of our product pipeline and continued uptake of our commercial products. From a research and development (R&D) perspective, we expect to continue to invest in our various ongoing clinical studies, which support both our commercial products and pipeline of new product candidates. We expect to move forward on a number of late-stage clinical studies for new product candidates and plan to file marketing applications for various therapeutic areas.

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

We expect that our product pipeline investments and expanding commercial infrastructure will enable us to execute on our 2017 operating objectives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

2016 Financial Highlights

Key components of our results of operations include the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Net product revenues	$1,110.4	$884.5	$738.4
Cost of sales (excluding amortization of intangible assets)	209.6	152.0	122.3
R&D expense	661.9	634.8	461.5
Selling, general and administrative (SG&A) expense	476.6	402.3	302.2
Intangible asset amortization and contingent consideration expense	(27.0)	(17.7)	23.7
Net loss	(630.2)	(171.8)	(134.0)
Stock-based compensation expense	134.6	111.5	86.4

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Total net product revenues were as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Aldurazyme	$93.8	$98.0	$105.6
Firdapse	18.0	16.0	18.1
Kuvan	348.0	239.3	203.0
Naglazyme	296.5	303.1	334.4
Vimizim	354.1	228.1	77.3
Total net product revenues	$1,110.4	$884.5	$738.4

Net product revenues are generated from the five approved products in our product portfolio. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Collaborative agreement revenues include both license revenue and contract research revenue. Royalty and Other Revenues include royalties on net sales of products to licensees or sublicensees and rental income associated with the tenants in our San Rafael, California facility.

Our cash, cash equivalents and investments totaled $1.4 billion as of December 31, 2016, compared to $1.0 billion as of December 31, 2015. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

We believe that the assumptions, judgments and estimates involved in the accounting for business combinations, contingent acquisition consideration payable, income taxes, long-lived assets and revenue recognition have the greatest impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

Income Taxes

Our Consolidated Balance Sheets reflect net deferred tax assets and liabilities. The deferred tax assets primarily represent the tax benefit of tax credits and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. Our evaluation considers historical earnings, estimated future taxable income and ongoing prudent and feasible tax planning strategies. Adjustments to the valuation allowance increase or decrease net income/loss in the period such adjustments are made. The deferred tax liabilities primarily represent the timing differences between book and tax recognition of certain revenue and expense items. If our estimates require adjustments, it could have a significant impact on our Consolidated Financial Statements. We continually review the adequacy and necessity of the valuation allowance. Changes in tax laws and rates could also

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

affect recorded deferred tax assets in the future. Management is not aware of any such changes that would have a material effect on our Consolidated Financial Statements.

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

We perform our annual impairment review of goodwill and long-lived assets during the fourth quarter and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment review was based on a qualitative assessment or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets are below their carrying amounts. Examples of qualitative factors assessed in 2016 include industry and market considerations and other entity specific factors that may have a significant impact on the fair value of our goodwill or long-lived assets. Based on our qualitative assessment, we determined that the fair value of our goodwill is greater than its carrying amount at December 31, 2016 and that no long-lived assets, other than those impaired in the second quarter of 2016, were impaired at December 31, 2016. See “Results of Operations” for further discussion.

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

We receive a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme Corporation (Genzyme) depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Operations. We recognize a portion of this amount as product transfer revenue when the product is released to Genzyme because all of our performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty recognized when the product is sold by Genzyme. We record the Aldurazyme revenues based on net sales information provided by Genzyme and record product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme and when the title and risk of loss for the product is transferred to Genzyme. Although described as royalties in our agreements with Genzyme, the revenues that we receive for Aldurazyme and, for the periods through 2015, for Kuvan are similar to direct product sales because we manufacture the product and the revenue is highly dependent on substantial operational activities performed by us, including responsibility for global regulatory compliance. These responsibilities, and the operational risk that could reduce or eliminate our receipt of these percentage of net sales amounts, are similar to many of the responsibilities and risks associated with our direct sales of other commercial products. Due to the significant role we play in the operations of Aldurazyme and, through 2015, Kuvan as well as the rights and responsibilities to deliver the products to Genzyme and previously to Merck Serono, respectively, we include Aldurazyme revenues as a component of Net Product Revenues in our Consolidated Statements of Operations. As of December 31, 2016 and 2015, accounts receivable included $30.7 million and $36.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme.

We record reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. Our reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each quarter and record any necessary adjustments to our reserves. We record fees paid to distributors and cash discounts as a reduction of revenue.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Bad debt reserves are based on estimated uncollectible accounts receivable. Given our historical experience with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves. However some of our customers are based in countries where the economic conditions continue to present challenges. We continue to monitor these conditions and associated impacts on the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in customer credit profiles. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $0.1 million and $0.1 million, respectively.

The nature and amount of our current estimates of the applicable revenue dilution items that are currently applied to aggregate world-wide gross product sales of our commercial products to derive net sales are described in the table below.

Weighted Average Gross Revenue to Net Revenue Adjustments	Years Ended December 31,		Description
	2016	2015
Rebates	3.5%	5.3%	Rebates payable to state Medicaid, other government programs and certain managed care providers
Distributor Fees	3.0%	3.4%	Fees paid to authorized distributors
Cash Discounts	0.8%	1.0%	Discounts offered to customers for prompt payment of accounts receivable
Total	7.3%	9.7%

Royalty and Other Revenues—Royalty and other revenues includes royalties on net sales of products with which we have no direct involvement, collaborative agreement revenues and rental income.

Royalty revenue is recognized as earned in accordance with the contract terms at the time the royalty amount is fixed or determinable based on information received from the licensees and sublicensees and at the time collectibility is reasonably assured.

Collaborative agreement revenues includes both license revenue and contract research revenue. Activities under collaborative agreements are evaluated to determine if they represent a multiple element revenue arrangement. We allocate the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative estimated selling price. Revenue is recognized for each unit of accounting when the appropriate revenue recognition criteria are met.

Revenue from non-refundable up-front license fees and milestone payments, such as under a development collaboration or an obligation to supply product, is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of our obligations under these arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones set forth in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue on our Consolidated Balance Sheets.

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

Results of Operations

Net Loss

Our net loss for the year ended December 31, 2016 was $630.2 million, compared to a net loss of $171.8 million and $134.0 million for the years ended December 31, 2015 and 2014, respectively. The increase in net loss was primarily a result of the following (in millions):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total revenues	$1,116.9	$889.9	$749.3	$227.0	$140.6
Cost of sales	209.6	152.0	122.3	57.6	29.7
R&D expense	661.9	634.8	461.5	27.1	173.3
SG&A expense	476.6	402.3	302.2	74.3	100.1
Intangible asset amortization and contingent consideration	(27.0)	(17.7)	23.7	(9.3)	(41.4)
Impairment of intangible asset	599.1	198.7	—	400.4	198.7
Gain on sale of intangible asset	—	(369.5)	(67.5)	369.5	(302.0)
Other, net	(27.7)	(44.0)	(32.0)	16.3	(12.0)
Provision for (benefit from) income taxes	(200.8)	17.1	9.1	(217.9)	8.0
Net loss	$(630.2)	$(171.8)	$(134.0)	$(458.4)	$(37.8)

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Net Product Revenues

Net product revenues consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Aldurazyme	$93.8	$98.0	$105.6	$(4.2)	$(7.6)
Firdapse	18.0	16.0	18.1	2.0	(2.1)
Kuvan	348.0	239.3	203.0	108.7	36.3
Naglazyme	296.5	303.1	334.4	(6.6)	(31.3)
Vimizim	354.1	228.1	77.3	126.0	150.8
Total net product revenues	$1,110.4	$884.5	$738.4	$225.9	$146.1

Total net product revenues were $1.1 billion in 2016, compared to $884.5 million in 2015 and $738.4 million in 2014. The increase in net product revenues from 2015 to 2016 was primarily attributed to new patients initiating therapy and the addition of international Kuvan sales following the acquisition of the Merck PKU Business in 2016.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our net product revenues denominated in USD and foreign currencies (in millions):

	Years Ended December 31,
	2016	2015	2014
Sales denominated in USD	$643.2	$580.7	$518.6
Sales denominated in foreign currencies	467.2	303.8	219.8
Total net product revenues	$1,110.4	$884.5	$738.4

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during 2016 was negative by $3.6 million, compared to a negative impact of $37.3 million during 2015.

The following is additional discussion of our results by product:

•

Aldurazyme: The decrease in Aldurazyme net product sales for the year ended December 31, 2016, compared to the year ended December 31, 2015 was primarily attributable to the decrease in shipments to Genzyme, offset in part by the increase in Aldurazyme revenue reported by Genzyme. For the year ended December 31, 2015, as compared to the year ended December 31, 2014, the decrease in Aldurazyme net product revenues was primarily attributable to a decrease in Genzyme reported Aldurazyme sales. Aldurazyme revenues reported by Genzyme totaled $223.3 million, $217.8 million and $228.8 million in 2016, 2015 and 2014, respectively. Although Genzyme sells Aldurazyme worldwide, the net product revenue earned by us on Genzyme’s net sales are denominated in USD.

•

Kuvan: The increase in Kuvan net product revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily attributable to the addition of international Kuvan product sales through the acquisition of the Merck PKU Business in January 2016 and new patients initiating therapy in the U.S. Prior to our acquisition of the Merck PKU Business, we earned royalties on Merck Serono’s net sales of Kuvan of 4%. The increase in Kuvan net product revenues for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily attributed to new patients initiating therapy in the U.S.

In September 2015, we entered into a settlement agreement with Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively DRL) that resolved patent litigation with DRL in the U.S. related to its abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan 100 mg oral tablets. Under the terms of the settlement agreement, we have granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100mg tablets in the U.S. for the indications approved for Kuvan beginning at a confidential date in the future, but which is more than five years from the settlement date, or earlier

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

under certain circumstances. The settlement does not affect the consolidated cases pending against Par Pharmaceutical, Inc. (Par) with respect to its separate ANDAs seeking approval of a proposed generic version of Kuvan 100 mg oral tablets and a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The settlement with DRL pertaining to Kuvan tablets also does not affect the recently-filed litigation against DRL, which we filed in response to DRL’s separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder.

Our settlement with DRL relating to tablets, the filing of Par’s purported ANDAs with respect to Kuvan tablets and powder, and the filing of DRL’s purported ANDA with respect to Kuvan powder could have an adverse impact on our stock price, and litigation to enforce our patents is likely to cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if Par and/or DRL is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL following the settlement described above relating to Kuvan tablets could have a material adverse effect on our revenue and results of operations.

•

Naglazyme: The decrease in Naglazyme net product revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily attributable to the timing of central government orders from Latin America and the negative impact of foreign currency exchange rates, partially offset by new patients initiating therapy in Europe and the Middle East. For the year ended December 31, 2015, compared to the year ended December 31, 2014, the decrease in Naglazyme net product revenues was attributable to the negative impact of foreign currency exchange rates and significant purchases from certain government entities occurring in 2014, offset by new patients initiating therapy.

•

Vimizim: The increase in Vimizim net product revenues for the year ended December 31, 2016, compared to the years ended December 31, 2015 and 2014, was attributed to new patients initiating therapy following a 2014 product launch.

Cost of Sales and Product Gross Margin

The following table summarizes our cost of goods sold and product gross margin (in millions, except percentages):

	Years Ended December 31,
	2016	2015	2014
Total net product sales	$1,110.4	$884.5	$738.4
Cost of sales	209.6	152.0	122.3
Product gross margin	81%	83%	83%

Product gross margin (net product revenues less cost of sales, expressed as a percentage of net product revenues) for total net product sales was 81% in 2016, compared to 83% for each of 2015 and 2014, respectively. Our product gross margin for the year ended December 31, 2016 decreased compared to 2015 and 2014 primarily due to change in product mix and the recognition of the fair value adjustment to Kuvan inventory acquired in the Merck PKU Business acquisition, which reduced gross margin for those units to a reasonable seller’s profit. As of December 31, 2016, inventory acquired from Merck Serono has been sold through to customers. We do not expect gross margins to fluctuate significantly in the near future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Research and Development

A summary of our on-going major development programs, including key metrics as of December 31, 2016, is provided below:

		U.S. Orphan	EU Orphan
Major Products in Development	Target Indication	Designation	Designation	Stage
BMN 250	MPS IIIB (1)	Yes	Yes	Clinical Phase 1/2
BMN 270 (2)	Hemophilia A	Yes	Yes	Clinical Phase 1/2
Brineura	CLN2 (3)	Yes	Yes	Marketing authorization regulatory review
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3

(1)	Sanfilippo B syndrome, or mucopolysaccharidosis type IIIB (MPS IIIB).
(2)	BMN 270 is an investigational gene therapy for Hemophilia A, also called factor VIII deficiency or classic hemophilia.
(3)	CLN2, or late infantile neuronal ceroid lipofuscinosis, is a lysosomal storage disorder primarily affecting the brain.

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

R&D expense increased to $661.9 million for the year ended December 31, 2016, compared to $634.8 million and $461.5 million for the years ended December 31, 2015 and 2014, respectively. R&D expense consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
BMN 250	$46.1	$33.6	$13.9	$12.5	$19.7
BMN 270	58.9	32.7	22.7	26.2	10.0
Brineura	77.2	39.9	39.6	37.3	0.3
Kyndrisa (1)	73.5	60.6	—	12.9	60.6
Pegvaliase	88.6	74.0	70.5	14.6	3.5
Reveglucosidase alfa (2)	43.0	58.6	51.1	(15.6)	7.5
Talazoparib (3)	1.0	65.2	59.8	(64.2)	5.4
Vimizim	24.4	45.7	63.6	(21.3)	(17.9)
Vosoritide	55.8	49.4	22.5	6.4	26.9
Other approved products	40.6	36.3	31.8	4.3	4.5
Early stage programs	55.9	39.0	27.6	16.9	11.4
Other and non-allocated	96.9	99.8	58.4	(2.9)	41.4
Total	$661.9	$634.8	$461.5	$27.1	$173.3

(1)	In the second quarter of 2016, we terminated the Kyndrisa and other exon programs.
(2)	In the second quarter of 2016, we terminated the reveglucosidase alfa development program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(3)	In October 2015, we sold talazoparib to Medivation. For the year ended December 31, 2016, talazoparib R&D expense primarily related to employee-related wind-down costs.

2016 compared to 2015

The increase in R&D expense for Brineura, pegvaliase, and vosoritide was attributable to increased clinical trial activities related to these product candidates as they advanced to later stages of development. The increase in R&D expense for BMN 250 and BMN 270 was attributable to increased pre-clinical and clinical activities related to these product candidates. During the fourth quarter of 2016, R&D expense related to vosoritide and BMN 270 included payments totaling $12.0 million due to achievement of certain development milestones. The development expenses for Kyndrisa relate to clinical and European regulatory activities for this product candidate, which are expected to decrease in 2017 due to the termination of the related development program, as well as a charge taken in 2016 of $4.9 million for one-time employee termination benefits. The decrease in R&D expense for reveglucosidase alfa was due to the termination of the respective development program. The decrease in R&D expense for talazoparib was due to the completion of the sale of the assets to Medivation in the fourth quarter of 2015.

During the remainder of 2017, we expect our R&D spending to increase over 2016 levels due to our pegvaliase, vosoritide and Brineura programs progressing in their development. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs, including BMN 270, BMN 250 and other pre-clinical programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. In the second quarter of 2016, we began capitalizing Brineura pre-launch manufacturing costs incurred in preparation for anticipated commercial sales.

2015 compared to 2014

The increase in R&D expense for talazoparib, reveglucosidase alfa, vosoritide and pegvaliase was attributable to increased clinical trial activities related to these product candidates. The development expenses for Kyndrisa related to clinical and regulatory activities for this product candidate, which was acquired with Prosensa Holding N.V (Prosensa) in January 2015. The increase in development expense on early development stage programs was primarily attributable to the pre-clinical activity related to BMN 250 and BMN 270. The increase in non-allocated R&D expense was primarily attributable to an increase in R&D personnel costs and facility costs that are not allocated to specific programs. The increase in R&D personnel costs was attributable to an increase in the number of R&D employees and increased stock-based compensation due to the increase in the number of equity awards outstanding and the weighted-average fair value of the equity awards granted in 2015.  Non-allocated R&D expense for the year ended December 31, 2014 included a $6.1 million gain on early lease termination of our SRCC lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC. There was no similar gain during the year ended December 31, 2015.

Selling, General and Administrative

SG&A expense increased to $476.6 million for the year ended December 31, 2016, compared to $402.3 million and $302.2 million for the years ended December 31, 2015 and 2014, respectively. SG&A expenses consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales and marketing (S&M) expense	$252.9	$202.9	$150.8	$50.0	$52.1
General and administrative (G&A) expense	223.7	199.4	151.4	24.3	48.0
Total SG&A expense	$476.6	$402.3	$302.2	$74.3	$100.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

	Years Ended December 31,
S&M expense by product:	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Kuvan	$65.2	$40.7	$34.9	$24.5	$5.8
Naglazyme	50.9	46.8	51.9	4.1	(5.1)
Vimizim	66.7	56.4	43.0	10.3	13.4
Other and non-allocated	70.1	59.0	21.0	11.1	38.0
Total S&M expense	$252.9	$202.9	$150.8	$50.0	$52.1

2016 compared to 2015

S&M expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. The increase in Kuvan S&M expense is attributable to expansion of worldwide commercial activities as a result of acquiring the worldwide rights to Kuvan, except for Japan, on January 1, 2016. We continue to incur S&M expense for Naglazyme and Vimizim as a result of continued expansion of our worldwide commercial activities. The increase in other S&M expense was driven by an increase in pre-commercialization marketing expense for Brineura.

G&A expense primarily consisted of corporate support and other administrative expenses, including employee-related expenses such as stock-based compensation expense, which increased in 2016, as compared to 2015, primarily due to increased headcount, partially offset by the impact of foreign currency fluctuations.

We expect SG&A expense to increase in future periods as a result of pre-commercialization expense related to product candidates, the continued international expansion of Naglazyme, Vimizim and Kuvan, and the increase in administrative support required for our expanding operations.

2015 compared to 2014

S&M expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. We received regulatory approval to market Vimizim in the U.S. and the EU during 2014 and subsequently in other countries. The increase in Vimizim S&M expense is consistent with the timing of these approvals and its continued world-wide commercial launch. We continue to incur S&M expense for Naglazyme and Kuvan as a result of continued expansion of our international and U.S. activities, respectively. The increase in other and non-allocated S&M expense was driven by an increase in the number of commercial employees and pre-commercialization expense for Kyndrisa and vosoritide.

G&A expenses primarily consisted of corporate support and other administrative expenses, which increased primarily due to increased employee-related expenses as a result of an increase in the number of administrative employees, increased stock based compensation due to the increase in the number of equity awards outstanding and the weighted-average fair value of the equity awards granted in 2015, transaction costs related to the acquisition of Prosensa, consulting fees, legal fees and information technology expenses. G&A  expenses for the year ended December 31, 2014, included a $2.7 million gain on early lease termination of our SRCC lease resulting from the recognition of the remaining deferred rent and asset retirement liabilities upon acquisition of SRCC, which is where our corporate headquarters are located. There was no similar gain during the year ended December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Increases (decreases) in the fair value of contingent acquisition consideration payable	$(57.2)	$(28.5)	$13.0
Amortization of intangible assets	30.2	10.8	10.7
Total intangible asset amortization and contingent consideration	$(27.0)	$(17.7)	$23.7

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. During the year ended December 31, 2016, the majority of the changes related to the discontinuance of the Kyndrisa and reveglucosidase alfa development programs, which resulted in the reversal of the fair value of the remaining contingent consideration payable to the former Prosensa and ZyStor Therapeutics, Inc. shareholders, respectively, because the related sales milestones are no longer expected to be attained. The increase in amortization of intangible assets during the year ended December 31, 2016, was primarily attributable to the amortization of the Kuvan intangible assets acquired from Merck Serono in January 2016.

Impairment of Intangible Asset

In 2016, we recorded an impairment charge of $599.1 million related to the Kyndrisa and other exon and reveglucosidase alfa IPR&D assets based on the termination of the internal development of the respective programs.  In 2015, we recorded an impairment charge of $198.7 million related to the Kyndrisa IPR&D assets based on the then current status of our U.S. development efforts and the related discounted cash flows that no longer supported the full carrying-value of the Kyndrisa IPR&D assets. See Note 7 to our accompanying Consolidated Financial Statements for additional information regarding our Intangible Assets.

Gain on Sale of Intangible Asset

In 2015, we recognized a net gain of $369.5 million for the sale of talazoparib to Medivation.

Interest Income

We invest our cash, short-term and long-term investments in U.S. government securities and other high credit quality securities in order to limit default and market risk. Interest income totaled $7.5 million for the year ended December 31, 2016, compared to $4.5 million and $5.9 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest income during the year ended December 31, 2016, as compared to the years ended December 31, 2015 and 2014 was primarily due to higher investment balances, which increased due to the August 2016 public offering of our common stock, and higher average interest rate on investments. Due to low interest rates and planned spend, we do not expect interest income to fluctuate significantly over the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Coupon interest	$9.6	$9.8	$9.4
Amortization of debt issuance costs	3.4	3.3	3.3
Accretion of discount on convertible notes	26.5	25.1	23.9
Total interest expense	$39.5	$38.2	$36.6

Interest expense for the years ended December 31, 2016, 2015 and 2014 was primarily attributable to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt of which $375.0 million is due in October 2018 and $375.0 million is due in October 2020. The increased interest expense in the year ended December 31, 2016, compared to the years ended December 31, 2015 and 2014 was attributable to an increase in the accretion of the discount on our October 2013 issuance using the effective interest rate method. We do not expect interest expense to fluctuate significantly over the next 12 months. See Note 13 to our accompanying Consolidated Financial Statements for additional information regarding our debt.

Other Expense

During the second quarter of 2015, we recorded write-offs of $12.8 million for investments and advances related to a supplier of one of our multi-sourced materials due to a deterioration in its financial condition during the quarter.

Provision for (Benefit from) Income Taxes

For the year ended December 31, 2016 we recognized an income tax benefit of $200.8 million, compared to income tax expense of $17.1 million and $9.1 million in the years ended December 31, 2015 and 2014, respectively. Provision for (benefit from) income taxes for 2016, 2015 and 2014 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits, federal R&D credits and California R&D credits. The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015 and 2014 were further reduced by the following discrete items:

•	2016 included a deferred tax benefit of $143.5 million associated with the GAAP impairment of the Kyndrisa IPR&D;
•

2015 included a deferred tax benefit of $49.7 million associated with the GAAP impairment of the Kyndrisa IPR&D, which was offset by a $29.7 million increase in the valuation allowance related to future contingent consideration on the sale of talazoparib that is reasonably uncertain of receipt; and

•	2014 included a renewable energy investment tax credit under the flow-through method totaling $1.6 million.

During 2015 and 2014, the federal R&D credit was reinstated retroactively. In accordance with ASC Topic 740, Income Taxes (ASC 740), we accounted for the effects of change in the tax law in the period that included the enactment date of the change, resulting in the recognition of a $5.9 million deferred tax benefit related to R&D expenses incurred during the reinstatement period. See Note 15 to our accompanying Consolidated Financial Statements for additional information regarding the components of our provision for (benefit from) income taxes.

The consolidated U.S. GAAP net loss includes all of our foreign subsidiaries. In accordance with ASC 740, we calculate our provision for (benefit from) income taxes on an entity-by-entity and jurisdiction-by-jurisdiction basis as adjusted for differences between book-basis income and tax-basis income, which results in certain foreign entities being profitable and incurring foreign current income tax expense. Certain foreign entities incur significant amounts of R&D expense that results in significant losses that more than offset the income reported by the profitable foreign entities on a consolidated basis. The majority of these material R&D losses are in foreign jurisdictions that do not have net operating loss carryforward provisions that result in deferred tax assets, which results in an effective

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

tax rate of 0% on approximately $316.3 million of foreign net losses. For the year ended December 31, 2016, our Dutch operations had a GAAP loss of $539.2 million, which included the impairment of the Kyndrisa IPR&D and a resulting deferred tax benefit of $143.5 million associated with the reversal of the deferred tax liability of such IPR&D. For the year ended December 31, 2016, other foreign operations generated U.S. GAAP income of approximately $13.8 million with an effective tax rate of approximately 25%.

Financial Position, Liquidity and Capital Resources

As of December 31, 2016, we had $1.4 billion in cash, cash equivalents, and short-term and long-term investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners, each to the extent necessary. This expectation could change depending on how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be permanently reinvested offshore. As of December 31, 2016, the cumulative amount of these earnings was approximately $3.9 million.

As of December 31, 2016, $138.9 million of our $1.4 billion balance of cash, cash equivalents, and short-term and long-term investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. See Note 15 to our accompanying Consolidated Financial Statements for additional discussion.

We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Some of the factors that could affect our business include: future changes to healthcare reform in the U.S., a continuation of uncertainty with respect to, or worsening of, global economic conditions, patent expirations of competitive products and the launch of generic competitors, continued government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate these risks to our business.

Our liquidity and capital resources as of December 31 were as follows (in millions):

	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash and cash equivalents	$408.3	$397.0	$875.5	$11.3	$(478.5)
Short-term investments	381.3	195.6	69.7	185.7	125.9
Long-term investments	572.8	425.7	97.9	147.1	327.8
Cash, cash equivalents and investments	$1,362.4	$1,018.3	$1,043.1	$344.1	$(24.8)

Convertible debt, net	$683.2	$662.3	$642.9	$20.9	$19.4

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Our cash flows for each of the years ended December 31 are summarized as follows (in millions):

	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash & cash equivalents at the beginning of the period	$397.0	$875.5	$568.8	$(478.5)	$306.7
Net cash used in operating activities	(227.8)	(219.5)	(70.4)	(8.3)	(149.1)
Net cash provided by (used in) investing activities	(484.0)	(1,179.6)	196.3	695.6	(1,375.9)
Net cash provided by financing activities	727.1	925.7	184.2	(198.6)	741.5
Foreign exchange impact	(4.0)	(5.1)	(3.4)	1.1	(1.7)
Cash & cash equivalents at the end of the period	$408.3	$397.0	$875.5	$11.3	$(478.5)
Short-term and long-term investments	954.1	621.3	167.6	332.8	453.7
Cash, cash equivalents and investments	$1,362.4	$1,018.3	$1,043.1	$344.1	$(24.8)

Our product sales to government-owned or government-funded customers in certain countries, including Italy, Spain, Portugal, Greece and Russia, are subject to payment terms that are imposed by government authorities. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings, or default in these countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results. Historically we have not experienced a significant level of uncollected receivables and have received continued payments from our more aged accounts. We believe that the allowances for doubtful accounts for these countries are adequate based on our analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. As of December 31, 2016, approximately 11% of our outstanding accounts receivable relate to such countries. See Note 19 to our accompanying Consolidated Financial Statements for additional discussion. We also sell our products in other countries that face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause our customers in those countries to be unable to pay for our products with the same negative effect on our operations.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $227.8 million, compared to cash used in operating activities of $219.5 million for the year ended December 31, 2015. Cash used in operating activities primarily consisted of net loss of $630.2 million, adjusted for non-cash items such as $599.1 million of asset impairment charges, $134.6 million for stock-based compensation expenses, $96.9 million for depreciation and amortization expense, and $29.9 million of non-cash interest expense, offset by $228.1 million for deferred income taxes benefit and $57.2 million related to the decrease in the fair value of contingent acquisition consideration payable. Changes in operating assets and liabilities resulted in a net cash outflow of $160.3 million that consisted primarily of increased cash outflow for R&D expenses and increased inventory spending to meet anticipated future sales demand.

Cash used in operating activities for the year ended December 31, 2015 was $219.5 million, compared to cash used in operating activities of $70.4 million for the year ended December 31, 2014. Our net loss in the year ended December 31, 2015, excluding the $369.5 million gain on the sale of talazoparib and the $211.5 million asset impairment charges increased $128.3 million compared to our net loss for the year ended December 31, 2014 excluding the $67.5 million net gain on the sale of the Rare Pediatric Disease Priority Review Voucher. The increase in cash used in operating activities is primarily attributable to increased R&D expense related to clinical trial activities for Kyndrisa and vosoritide and increased inventory purchases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $484.0 million, compared to net cash used in investing activities of $1,179.6 million for the year ended December 31, 2015. The decrease in net cash used in investing activities for the year ended December 31, 2016 compared to the prior year was primarily attributable to the absence of 2015 payments of $538.4 million to acquire Prosensa and $371.8 million deposit for the PKU rights from Merck Serono, a $79.3 million decrease in the purchases of property, plant and equipment, and a decrease of $116.3 million in net purchases of available-for-sale securities. We expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.

Net cash used in investing activities for the year ended December 31, 2015 was $1,179.6 million, compared to net cash provided by investing activities of $196.3 million for the years ended December 31, 2014. The increase in net cash used in investing activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily consisted of the $538.4 million paid to acquire Prosensa, a $371.8 million deposit to acquire the PKU rights, a $110.6 million increase in the purchases of property, plant and equipment, and a $749.7 million increase in net purchases of available-for-sale securities. Those increases were partially offset by a $342.5 million increase in proceeds related to the sale of intangible assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $727.1 million, compared to net cash provided by financing activities of $925.7 million for the year ended December 31, 2015. The decrease in net cash provided by financing activities for the year ended December 31, 2016 compared to the prior year was primarily attributable a $175.3 million decrease in net proceeds from public offerings of common stock, a $36.5 million increase in taxes paid related to net share settlement of employee equity awards, partially offset by a $11.2 million increase in proceeds from employee equity transactions.

Net cash provided by financing activities for the year ended December 31, 2015 was $925.7 million, compared to net cash provided by financing activities of $184.2 million for the year ended December 31, 2014. The increase in net cash provided by financing activities for the year ended December 31, 2015 was primarily attributable to a $770.8 million increase in net proceeds from our January 2015 equity offering compared to the March 2014 equity offering, partially offset by a $16.9 million decrease in proceeds from employee equity transactions and a $15.2 million increase in taxes paid related to net share settlement of employee equity awards.

Other Information

Our $772.5 million (undiscounted) of total convertible debt as of December 31, 2016 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion or if the holders of our 2017 Notes do not convert on or prior to the scheduled repayments of the debt. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

On August 12, 2016, we sold 7.5 million shares of our common stock at a price of $96.00 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $712.9 million from this public offering after accounting for the underwriting discount and offering costs.

In November 2016 we entered into a new Credit Agreement providing for up to $100.0 million in revolving loans (the Revolving Credit Facility). We expect to use the proceeds of the Revolving Credit Facility to finance ongoing working capital needs (including timing differences resulting from the strategic reduction of short-term investments) and for other general corporate purposes. As of December 31, 2016, we have not drawn on the Revolving Credit Facility. Although quarterly interest payments will be due on any outstanding balance due, we anticipate any balance due to be short-term in nature. See Note 13 to our accompanying Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Funding Commitments

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, except as disclosed under “Overview” above, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:

•

If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase;

•

If we are unable to successfully develop and maintain manufacturing processes for our products to produce sufficient quantities at acceptable costs, we may be unable to meet demand for our products and lose potential revenue, have reduced margins or be forced to terminate a program;

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses in the period since inception of our key programs were as follows (in millions):

Since Program
Inception
BMN 250	$98.6
BMN 270	121.1
Brineura	188.2
Kyndrisa (1)	134.1
Pegvaliase	400.8
Reveglucosidase alfa (1)	249.9
Vosoritide	174.6
Approved products	907.7
Other and non-allocated	Not meaningful

(1)	In June 2016, we discontinued the clinical and regulatory development programs for these programs.

We may elect to increase our spending above our current long-term plans and consequently we may be unable to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of our commercial products; pre-clinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.

Our future capital requirements will depend on many factors, including, but not limited to:

•	product sales and profitability of our products;
•	manufacturing, supply or distribution of our product candidates and commercial products;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

•

results relating to our lawsuits against Par and DRL to protect our patents relating to Kuvan tablets and powder and generic competition to Kuvan relating to our settlement with DRL related to Kuvan tablets;

•	government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	negative publicity about our company or the pharmaceutical industry;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
•

actual or anticipated fluctuations in our operating results, including due to timing of large order for our products, in particular in Latin America, where governments place large periodic orders for Naglazyme and Vimizim;

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of December 31, 2016 are presented in the table below (in millions).

	Payments Due within
				More
	1 Year	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2017 Notes and related interest	$22.7	$—	$—	$—	$22.7
2018 Notes and related interest	2.8	377.8	—	—	380.6
2020 Notes and related interest	5.6	11.3	380.6	—	397.5
Operating leases	9.1	12.6	6.1	6.6	34.4
R&D and purchase commitments	41.5	4.3	—	—	45.8
Total	$81.7	$406.0	$386.7	$6.6	$881.0

We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $576.5 million as of December 31, 2016, which are due upon achievement of certain development and commercial milestones, if they occur before certain dates in the future. Of this amount, $194.3 million (USD equivalent of €185 million translated at 1.05 USD per Euro in effect on December 31, 2016) relates to the Merck PKU Business acquisition and $50.8 million relates to programs that are no longer being developed.

Any outstanding amounts due under the Revolving Credit Facility will be due in full in November 2018 with related interest due on a quarterly basis. As of December 31, 2016, there is no outstanding balance.

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

Foreign Currency Exchange Rate Risk

Our operations include manufacturing and sales activities in the U.S. as well as sales activities in regions outside the U.S, including Europe, Latin America and Asia Pacific. As a result our financial results can be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, primarily the Euro. When the U.S. dollar strengthens against these currencies, the relative value of the sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant business.

During 2016, approximately 42% of our net product sales were denominated in foreign currencies and 18% of our operating expenses were denominated foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we may enter into forward foreign currency contracts. We also hedge certain monetary assets and liabilities denominated in Euros and British pounds using forward foreign currency exchange contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.

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

As of December 31, 2016 and 2015, we had open forward foreign currency exchange contracts with notional amounts of $223.5 million and $260.9 million, respectively. A hypothetical 10% strengthening in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2016 would have resulted in a reduction in the value received over the remaining life of these contracts of approximately $21.0 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The same hypothetical movement in foreign currency exchange rates with the U.S. dollar relative to exchange rates at December 31, 2015, would have resulted in a reduction of the value received over the remaining life of the contracts by approximately $25.5 million on this date and, if realized, would have negatively affect earnings during the remaining life of these contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

Based on our overall foreign currency exchange rate exposures at December 31, 2016, we believe that a near-term 10% fluctuation of the U.S. dollar exchange rate could result in a potential change in the fair value of our foreign currency sensitive assets, excluding our investments and open forward foreign currency contracts by approximately $3.7 million. We expect to enter into new transactions based in foreign currencies that could be impacted by changes in exchange rates.

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

We have outstanding $22.5 million of the 2017 Notes, $375.0 million of the 2018 Notes and $375.0 million of the 2020 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. At December 31, 2016 the fair value of our convertible debt was $956.9 million.

In connection with the October 2013 offering of the 2018 Notes and the 2020 Notes, we paid $29.8 million to purchase a capped call covering 3,982,988 shares of our common stock. If the per share price of our common stock remains below $94.15, these capped call transactions would be not applicable and, therefore, would provide us no benefit in offsetting potential dilution from the 2018 Notes and the 2020 Notes. If the per share price of our common stock exceeds $121.05, then, to the extent of the excess, these capped call transactions would result in additional dilution from conversion of the 2018 Notes and the 2020 Notes.

As of December 31, 2016, our investment portfolio did not include any investments with significant exposure to the subprime mortgage market issues or the European debt crisis. Based on our investment portfolio and interest rates at December 31, 2016, we believe that a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $11.4 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statement of Operations unless the investments are sold or we determine that the decline in the investment’s value is other-than-temporary.

The table below summarizes the expected maturities and average interest rates of our interest-generating investments at December 31, 2016 (in millions):

	Expected Maturity
	2017	2018	2019	2020	2021	Thereafter	Total
Available-for-sale securities	$381.3	$323.3	$243.3	$6.0	$—	$0.2	$954.1
Average interest rate	1.0%	1.4%	1.8%	2.1%	—	7.6%	1.3%

Counterparty credit risks

Our financial instruments, including derivatives, are subject to counterparty credit risk that we consider as part of the overall fair value measurement. Our financial risk management policy limits derivative transactions by requiring transactions to be with institutions with minimum credit ratings of A or equivalent by Standards & Poor’s, Moody's or Fitch. In addition, we have an investment policy that limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-51 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2016. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).

Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2016 was effective.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2017 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2017 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners” in the proxy statement for our 2017 annual meeting of stockholders. The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2017 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the section captioned “Transactions with Related Persons, Promoters and Certain Control Persons” in the proxy statement for our 2017 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2017 annual meeting of stockholders.

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

2.3

Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on January 7, 2016 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

2.4

Termination Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on January 7, 2016 as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

2.5

Termination and Transition Agreement, dated as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on January 7, 2016 as Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

2.6*

First Amendment, dated as of December, 12, 2016, to the Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015 and effective as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

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

10.2†

Form of Indemnification Agreement for Directors and Officers, previously filed with the SEC on December 19, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.3†

Amended and Restated Severance Plan and Summary Plan Description as originally adopted on January 27, 2004 and amended and restated on May 12, 2009 and further amended and restated on July 29, 2013 and October 7, 2014, previously filed with the SEC on October 14, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated by reference herein.

10.4†

Amendment to BioMarin Pharmaceutical Inc. 1997 Stock Plan, as amended, as adopted March 20, 2002, previously filed with the SEC on March 21, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.5†

Amendment No. 2 to BioMarin Pharmaceutical Inc. 1997 Stock Plan, as amended, as adopted May 5, 2004, previously filed with the SEC on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.6†

BioMarin Pharmaceutical Inc. 1998 Director Option Plan and forms of agreements thereunder, previously filed with the SEC on May 4, 1999 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-77701), which is incorporated herein by reference.

10.7†

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

10.11†

BioMarin Pharmaceutical Inc. Amended and Restated 2006 Share Incentive Plan, as adopted on May 2, 2006 and as amended and restated on April 16, 2015, previously filed with the SEC on June 15, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference..

10.12†

Form of Agreement Regarding Restricted Share Units for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, previously filed with the SEC on May 16, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.13†

Form of Amendment to Agreement Regarding Restricted Share Units for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, previously filed with the SEC on December 9, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

10.15†	Summary of Bonus Plan, previously filed with the SEC on February 27, 2009 as Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.16†

Amended and Restated Employment Agreement with Jean-Jacques Bienaimé effective December 13, 2016 previously filed with the SEC on December 23, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.17

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

10.18

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

10.20

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

10.22

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

10.23†

BioMarin Pharmaceutical Inc. 2012 Inducement Plan, adopted May 8, 2012, previously filed with the SEC on May 9, 2012 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.24†

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

10.26†

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

10.39

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

10.40

Asset Purchase Agreement, between BioMarin Pharmaceutical Inc., BioMarin GALNS Ltd. and Regeneron Ireland dated July 29, 2014, previously filed with the SEC on October 28, 2014 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.41

Form of Tender and Support Agreement by and among BioMarin Pharmaceutical Inc., BioMarin Falcons B.V. and shareholders of Prosensa Holding N.V., previously filed with the SEC on November 26, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.42

Convertible Promissory Note, dated as of November 26, 2014, between Prosensa Holding N.V. and BioMarin Falcons B.V., previously filed as Exhibit 10.3 to the Company’ Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.43†

BioMarin Pharmaceutical Inc. 2014 Inducement Plan, adopted December 17, 2014, previously filed with the SEC on December 23, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.44

Form of Contingent Value Rights Agreement, dated as of January 14, 2015, by and between BioMarin Pharmaceutical Inc., BioMarin Falcons B.V. and American Stock Transfer & Trust Company, LLC, previously filed with the SEC on January 16, 2015 as Exhibit 10.1 to the Company’ Current Report on Form 8-K (File No. 000-26727), which is incorporated by reference herein.

10.45†

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

10.47†

Form of Amended and Restated Employment Agreement for the Company’s Executive Officers (other than the Company’s Chief Executive Officer) previously filed with the SEC on June 15, 2015 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.48

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

10.49*

Credit Agreement by and among BioMarin Pharmaceutical Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and a Lender, and the Lenders party thereto, dated as of November 29, 2016.

10.50*†	Form of Agreement Regarding Performance Compensation Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

24.1*	Power of Attorney (Included in Signature Page to this Report)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 27, 2017	By:	/S/ DANIEL SPIEGELMAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-JACQUES BIENAIMÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Jean-Jacques Bienaimé

/S/ DANIEL SPIEGELMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Daniel Spiegelman

/S/ BRIAN R. MUELLER	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017
Brian R. Mueller

/S/ WILLARD H. DERE, M.D.	Director	February 27, 2017
Willard H. Dere, M.D.

/S/ KATHRYN E. FALBERG	Director	February 27, 2017
Kathryn E. Falberg

/S/ MICHAEL G. GREY	Director	February 27, 2017
Michael G. Grey

/S/ ELAINE HERON	Director	February 27, 2017
Elaine Heron

/S/ V. BRYAN LAWLIS	Director	February 27, 2017
V. Bryan Lawlis

/S/ ALAN J. LEWIS	Director	February 27, 2017
Alan J. Lewis

/S/ RICHARD A. MEIER	Lead Independent Director	February 27, 2017
Richard A. Meier

/S/ DAVID PYOTT	Director	February 27, 2017
David Pyott

/S/ DENNIS J. SLAMON	Director	February 27, 2017
Dennis J. Slamon

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioMarin Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 4 to the consolidated financial statements, the company has changed its method of accounting for share-based compensation due to the adoption of the amendments to the FASB Accounting Standards Codification Topic 718- “Compensation – Stock compensation”, effective January 1, 2016.

/s/ KPMG LLP

San Francisco, California
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

We have audited BioMarin Pharmaceutical Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 27, 2017

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(In thousands of U.S. dollars, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:

Cash and cash equivalents	$408,330	$397,040
Short-term investments	381,347	195,579
Accounts receivable, net (allowance for doubtful accounts: $73 and $93, at December 31, 2016 and 2015, respectively)	215,280	164,959
Inventory	355,126	271,683
Other current assets	61,708	60,378
Total current assets	1,421,791	1,089,639
Noncurrent assets:
Long-term investments	572,711	425,652
Property, plant and equipment, net	798,768	704,207
Intangible assets, net	553,780	683,996
Goodwill	197,039	197,039
Deferred tax assets	446,786	220,191
Other assets	32,815	408,644
Total assets	$4,023,690	$3,729,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$370,505	$392,511
Short-term convertible debt, net	22,478	—
Short-term contingent acquisition consideration payable	46,327	52,946
Total current liabilities	439,310	445,457
Noncurrent liabilities:
Long-term convertible debt, net	660,761	662,286
Long-term contingent acquisition consideration payable	115,310	32,663
Deferred tax liabilities	—	143,527
Other long-term liabilities	42,034	44,588
Total liabilities	1,257,415	1,328,521
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2016 and 2015: 172,647,588 and 161,526,044 shares issued and outstanding at December 31, 2016 and 2015, respectively.	173	162
Additional paid-in capital	4,288,113	3,414,837
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(14,321)	(13,616)
Accumulated other comprehensive income	12,816	21,033
Accumulated deficit	(1,520,506)	(1,021,569)
Total stockholders’ equity	2,766,275	2,400,847
Total liabilities and stockholders’ equity	$4,023,690	$3,729,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars, except per share amounts)

	2016	2015	2014
REVENUES:
Net product revenues	$1,110,381	$884,522	$738,416
Royalty and other revenues	6,473	5,373	10,868
Total revenues	1,116,854	889,895	749,284
OPERATING EXPENSES:
Cost of sales (excludes amortization of intangible assets)	209,620	152,008	122,267
Research and development	661,905	634,806	461,543
Selling, general and administrative	476,593	402,271	302,156
Intangible asset amortization and contingent consideration	(26,953)	(17,690)	23,709
Impairment of intangible asset	599,118	198,700	—
Gain on sale of intangible asset	—	(369,498)	(67,500)
Total operating expenses	1,920,283	1,000,597	842,175
LOSS FROM OPERATIONS	(803,429)	(110,702)	(92,891)
Equity in the loss of BioMarin/Genzyme LLC	(538)	(817)	(877)
Interest income	7,487	4,501	5,937
Interest expense	(39,499)	(38,244)	(36,642)
Other income (expense)	4,929	(9,462)	(395)
LOSS BEFORE INCOME TAXES	(831,050)	(154,724)	(124,868)
Provision for (benefit from) income taxes	(200,840)	17,075	9,101
NET LOSS	$(630,210)	$(171,799)	$(133,969)
NET LOSS PER SHARE, BASIC	$(3.80)	$(1.07)	$(0.92)
NET LOSS PER SHARE, DILUTED	$(3.81)	$(1.07)	$(0.92)
Weighted average common shares outstanding, basic	165,985	160,025	146,349
Weighted average common shares outstanding, diluted	166,219	160,025	146,349

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars, except per share amounts)

	2016	2015	2014
NET LOSS	$(630,210)	$(171,799)	$(133,969)
OTHER COMPREHENSIVE INCOME (LOSS):
Net foreign currency gain (loss)	(2)	(59)	(75)
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $4,412, $1,581 and $(2,931) for the years ended December 31, 2016, 2015 and 2014, respectively.	(7,692)	(2,878)	5,088
Less reclassifications to net loss, net of tax impact of $42, $(681) and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.	(73)	1,192	—
Net change in unrealized holding gains, net of tax	(7,619)	(4,070)	5,088
Cash flow hedges:
Unrealized holding gain arising during the period, net of tax impact of $0, $0 and $(1,214) for the years ended December 31, 2016, 2015 and 2014, respectively.	9,677	17,300	18,078
Less reclassifications to net loss, net of tax impact of $0, $0 and $(365) for the years ended December 31, 2016, 2015 and 2014, respectively.	10,273	19,604	643
Net change in unrealized holding gains (loss), net of tax	(596)	(2,304)	17,435
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(8,217)	(6,433)	22,448
COMPREHENSIVE LOSS	$(638,427)	$(178,232)	$(111,521)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars and share amounts in thousands)

				Company	Accumulated
			Additional	Stock	Other		Total
	Common stock		Paid-in	Held by	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2013	143,464	$144	$2,059,101	$(7,421)	$5,018	$(715,801)	$1,341,041
Net loss						(133,969)	(133,969)
Other comprehensive income					22,448		22,448
Issuance of common stock, net of offering costs	1,500	1	117,463				117,464
Issuance of common stock under ESPP	258		8,714				8,714
Issuances under equity incentive plans, net of tax	2,817	3	63,419				63,422
Conversion of convertible notes, net	1,055	1	21,323				21,324
Company stock held by NQDC				(2,274)			(2,274)
Excess tax benefit from stock option exercises			1,491				1,491
Stock-based compensation			88,233				88,233
Balance at December 31, 2014	149,094	$149	$2,359,744	$(9,695)	$27,466	$(849,770)	$1,527,894
Net loss						(171,799)	(171,799)
Other comprehensive loss					(6,433)		(6,433)
Issuance of common stock, net of offering costs	9,775	10	888,247				888,257
Issuance of common stock under ESPP	185		9,957				9,957
Issuances under equity incentive plans, net of tax	2,023	2	30,097				30,099
Conversion of convertible notes, net	449	1	9,111				9,112
Company stock held by NQDC				(3,921)			(3,921)
Excess tax benefit from stock option exercises			2,190				2,190
Stock-based compensation			115,491				115,491
Balance at December 31, 2015	161,526	$162	$3,414,837	$(13,616)	$21,033	$(1,021,569)	$2,400,847
Net loss						(630,210)	(630,210)
Cumulative-effect adjustment of new share-based compensation guidance						131,273	131,273
Other comprehensive loss					(8,217)		(8,217)
Issuance of common stock, net of offering costs	7,500	8	712,930				712,938
Issuance of common stock under ESPP	197		11,998				11,998
Issuances under equity incentive plans, net of tax	2,987	3	2,757				2,760
Conversion of convertible notes, net	438		8,928				8,928
Company stock held by NQDC				(705)			(705)
Stock-based compensation			136,663				136,663
Balance at December 31, 2016	172,648	$173	$4,288,113	$(14,321)	$12,816	$(1,520,506)	$2,766,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(630,210)	$(171,799)	$(133,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	96,912	47,187	45,871
Non-cash interest expense	29,930	28,493	27,225
Accretion of discount on investments	1,300	2,177	7,211
Stock-based compensation expense	134,641	111,525	86,410
Gain on sale of intangible asset	—	(369,498)	(67,500)
Gain on termination of leases	—	—	(10,092)
(Gain) loss on sale of equity investment	108	(3,022)	—
Impairment of assets	599,118	211,502	—
Deferred income taxes	(228,054)	(76,827)	(25,617)
Unrealized foreign exchange gain on forward contracts	(14,481)	(19,575)	(832)
Non-cash changes in the fair value of contingent acquisition consideration payable	(57,161)	(28,457)	11,567
Other	336	2,463	5,188
Changes in operating assets and liabilities:
Accounts receivable, net	(51,483)	(16,367)	(25,951)
Inventory	(64,512)	(50,989)	(22,339)
Other current assets	19,316	25,800	(2,211)
Other assets	(4,979)	(3,157)	(6,516)
Accounts payable and accrued liabilities	(53,205)	90,298	38,040
Other long-term liabilities	(5,413)	747	3,093
Net cash used in operating activities	(227,837)	(219,499)	(70,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(148,380)	(227,653)	(117,062)
Deposit on purchase of PKU rights	—	(371,756)	—
Maturities and sales of investments	367,569	424,713	808,313
Purchase of available-for-sale investments	(699,749)	(873,184)	(507,036)
Proceeds from sale of intangible asset	—	410,000	67,500
Business acquisitions, net of cash acquired	(2,789)	(538,392)	—
Investment in convertible promissory note	—	(3,326)	(52,288)
Other	(698)	—	(3,100)
Net cash provided by (used in) investing activities	(484,047)	(1,179,598)	196,327
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and the ESPP	74,227	63,045	79,904
Taxes paid related to net share settlement of equity awards	(59,469)	(22,989)	(7,768)
Proceeds from public offering of common stock, net	712,938	888,257	117,464
Payment of contingent acquisition consideration payable	—	—	(4,691)
Other	(588)	(2,590)	(711)
Net cash provided by financing activities	727,108	925,723	184,198
Effect of exchange rate changes on cash	(3,934)	(5,072)	(3,398)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,290	(478,446)	306,705
Cash and cash equivalents:
Beginning of period	397,040	$875,486	568,781
End of period	408,330	$397,040	$875,486
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	8,643	9,307	9,324
Cash paid for income taxes	95,857	16,084	34,986
Stock-based compensation capitalized into inventory	11,449	11,140	8,166
Depreciation capitalized into inventory	17,375	14,627	10,952
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	20,158	(4,651)	16,766
Conversion of convertible debt, net	8,928	9,112	21,324

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of five products and multiple clinical and pre-clinical product candidates.

The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments, and to the extent necessary, through proceeds from debt or equity offerings, commercial borrowing, or through collaborative agreements with corporate partners. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital.

The Company is subject to a number of risks, including: the financial performance of its commercial products; the potential need for additional financings; the Company’s ability to successfully commercialize its approved product candidates; the uncertainty of the Company’s research and development (R&D) efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry.

(2) BASIS OF PRESENTATION

Basis of Presentation

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of BioMarin and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there are no subsequent events.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each balance sheet date. All of the Company’s securities are classified as available-for-sale and reported in short-term investments, long-term investments or other assets. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheets, exclusive of other-than-temporary impairment losses, if any. Investments consist of corporate securities, commercial paper, U.S. federal government agency securities and certificates of deposit.

Inventory

The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost method. Inventories consist of currently marketed products and may contain certain products awaiting regulatory approval.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Property, Plant and Equipment

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment purchased for specific R&D projects with no alternative uses are expensed as incurred.

Leasehold improvements	Shorter of life of asset or lease term
Building and improvements	Lesser of useful life of the asset or remaining life of the building
Manufacturing and laboratory equipment	5 to 15 years
Computer hardware and software	3 to 8 years
Office furniture and equipment	5 years
Vehicles	5 years
Land improvements	10 years
Land	Not applicable
Construction-in-progress	Not applicable

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

During the fourth quarter of 2016, the Company performed its annual impairment review and determined no impairments of goodwill existed and, other than the impairments recognized in the second quarter of 2016, there were no additional impairments of intangible assets at December 31, 2016. See Note 7 to these Consolidated Financial Statements for further details on impairments to intangible assets.

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

In the U.S., the Company’s commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Through December 31, 2015, the Company also sold Kuvan to Ares Trading S.A. (Merck Serono) at a price near its manufacturing cost, and Merck Serono resold the product to end users outside the U.S., Canada and Japan. The royalty earned from Kuvan product sold by Merck Serono in the EU was included as a component of net product revenues in the period earned. Outside the U.S., the Company’s commercial products were sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users.

The Company receives a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme Corporation (Genzyme) depending on sales volume, which is included in Net Product Revenues in the Company’s Consolidated Statements of Operations. The Company recognizes a portion of this amount as product transfer revenue when the product is released to Genzyme because all of the Company’s performance obligations are fulfilled at that point and title to, and risk of loss for, the product has transferred to Genzyme. The product transfer revenue represents the fixed amount per unit of Aldurazyme that Genzyme is required to pay the Company if the product is unsold by Genzyme. The amount of product transfer revenue will eventually be deducted from the calculated royalty recognized when the product is sold by Genzyme. The company records the Aldurazyme revenues based on net sales information provided by Genzyme and record product transfer revenue based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme and when the title and risk of loss for the product is transferred to Genzyme. Although described as royalties in the Company’s agreements with Genzyme, the revenues that the Company receives for Aldurazyme and, for the periods through 2015, for Kuvan are similar to direct product sales because the Company manufactures the product and the revenue is highly dependent on substantial operational activities performed by the Company, including responsibility for global regulatory compliance. These responsibilities, and the operational risk that could reduce or eliminate the Company’s receipt of these percentage of net sales amounts, are similar to many of the responsibilities and risks associated with the Company’s direct sales of other commercial products. Due to the significant role the Company plays in the operations of Aldurazyme and, through 2015, Kuvan as well as the rights and responsibilities to deliver the products to Genzyme and previously to Merck Serono, respectively, the Company includes Aldurazyme revenues as a component of Net Product Revenues in the Company’s Consolidated Statements of Operations.

The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to its reserves. The Company records fees paid to distributors and cash discounts as a reduction of revenue.

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

Royalty and Other Revenues—Royalty and other revenues includes royalties on net sales of products with which the Company has no direct involvement, collaborative agreement revenues and rental income.

Royalty revenue is recognized as earned in accordance with the contract terms at the time the royalty amount is fixed or determinable based on information received from the licensees and sublicensees and at the time collectibility is reasonably assured.

Collaborative agreement revenues includes both license revenue and contract research revenue. Activities under collaborative agreements are evaluated to determine if they represent a multiple element revenue arrangement. The Company allocates the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative estimated selling price. Revenue is recognized for each unit of accounting when the appropriate revenue recognition criteria are met.

Rental income associated with the tenants in the San Rafael Corporate Center (SRCC) is recognized on a straight-line basis over the term of the respective lease.

Revenue from non-refundable up-front license fees and milestone payments, such as under a development collaboration or an obligation to supply product, is recognized as performance occurs and the Company’s obligations are completed. In accordance with the specific terms of the Company’s obligations under these arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones set forth in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue on the Company’s Consolidated Balance Sheets.

Research and Development

R&D expenses include expenses associated with contract R&D provided by third-parties, most product manufacturing prior to regulatory approval, clinical and regulatory costs, and internal R&D costs. In instances where the Company enters into agreements with third-parties for R&D activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed unless there is an alternative future use of the funds in other R&D projects. Amounts due under such arrangements may be either fixed fee or fee for service and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables. The Company accrues costs for clinical trial activities based upon the services received and estimates of related expenses incurred that have yet to be invoiced by the vendors that perform the activities.

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

Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive. See Note 14 to these Consolidated Financial Statements for further details.

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

In the fourth quarter of 2016, the Company elected to early adopt Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting issued by the Financial Accounting Standards Board (FASB), which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The Company elected to account for forfeitures as they occur. See Note 4 to these Consolidated Financial Statements for further information on the impact of adoption.

If factors change and different assumptions are employed in determining the fair value of stock-based awards, the stock-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 17 to these Consolidated Financial Statements for further information.

Nonqualified Deferred Compensation Plan

The Company’s NQDC Plan allows eligible employees, including members of the Company’s Board of Directors (the Board), management and certain highly-compensated employees as designated by the NQDC Plan’s administrative committee, to make voluntary deferrals of compensation to specified dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company is not allowed to make additional direct contributions to the NQDC Plan on behalf of the participants without further action by the Board.

All of the investments held in the NQDC Plan are classified as trading securities and recorded at fair value with changes in the investments’ fair values recognized as earnings in the period they occur. Company stock issued and held by the NQDC Plan is accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the NQDC Plan. The restricted stock issued into the NQDC Plan is recorded as stockholders’ equity and changes in the fair value of the corresponding liability are recognized in earnings as incurred. The corresponding liabilities for the NQDC Plan are included in Accounts Payable and Accrued Liabilities and Other Long-Term Liabilities in the Company’s Consolidated Balance Sheets. The corresponding assets for the NQDC Plan are included in Other Current Assets and Other Assets in the Company’s Consolidated Balance Sheets.

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

Foreign Currency and Other Hedging Instruments

The Company engages in transactions denominated in foreign currencies and, as a result, is exposed to changes in foreign currency exchange rates. To manage the volatility resulting from fluctuating foreign currency exchange rates, the Company nets a portion of its exposures to take advantage of natural offsets and enters into forward foreign currency exchange contracts for a portion of the remaining exposures.

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

The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The Company also assesses hedge ineffectiveness on a monthly basis and records the gain or loss related to the ineffective portion to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting for the affected portion of the hedge instrument, and if the forecasted transaction becomes unlikely to occur, any related unrealized gain or loss on the contract is recognized in current earnings.

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

Segment Information

The Company currently operates in one business segment focused on the development and commercialization of innovative therapies for people with serious and life threatening rare diseases and medical conditions. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate products, other than revenues, and does not have separately reportable segments.

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

Contingent Acquisition Consideration Payable

The Company determines the fair value of contingent acquisition consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to Intangible Asset Amortization and Contingent Consideration in the Company’s Consolidated Statements of Operations. Changes in the fair value of the contingent acquisition consideration payable can result from adjustments to the estimated probability and assumed timing of achieving the underlying milestones, as well as from changes to the discount period and rates.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, Goodwill and Other - Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017, therefore an early election to adopt as of December 31, 2016 is not applicable. The Company will evaluate the potential impact the adoption of ASU 2017-04 will have on its consolidated financial statements when it becomes necessary.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which is intended to clarify the definition of a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 unless it elects early adoption. The Company will evaluate the potential impact the adoption of ASU 2017-01 will have on its consolidated financial statements when it becomes necessary. As of December 31, 2016, the Company has not elected to early adopt the amendments of ASU 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The amended guidance requires balance sheet recognition of lease assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but the Company has not made the election to do so. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 unless it elects early adoption. The amendments require a modified retrospective approach with optional practical expedients. The Company is currently evaluating the potential impact the adoption of ASU 2016-02 may have on its consolidated financial statements, however, recognition of additional assets and corresponding liabilities related to operating leases on the Company’s Consolidated Balance Sheets is required. See Note 23 to these Consolidated Financial Statements for further details on the Company’s operating leases.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018. In 2016, the FASB issued several ASUs to help provide interpretive clarifications on the new guidance for ASC Topic 606.

As of December 31, 2016, the Company has not elected early adoption and has not concluded on an adoption method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. After completing the analysis of the accounting for the Company’s customer contracts under the new revenue standard, the Company will assess the required changes to its accounting policies, systems and internal control over financial reporting. Based on its preliminary analysis of its material contracts with customers, the Company does not anticipate that ASU 2014-09 will have a material impact on its net product revenues for products that are marketed by the Company (e.g., Kuvan, Naglazyme, and Vimizim). The Company is still assessing the application of ASU 2014-09 to its Aldurazyme revenues from Genzyme, which are currently recognized in two components upon delivery and upon sale of the product by Genzyme to third parties. ASU 2014-09 may have an impact on the timing of Aldurazyme revenue recognition, however the Company is in the early stages of its analysis and has not yet concluded on the impact of the new revenue standard on its Aldurazyme revenue recognition.

Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted and the Company adopted the amendments in ASU 2016-09 during the fourth quarter of fiscal 2016, which required the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

The impact of adopting ASU 2016-09 resulted in the following:

•

The Company recorded $15.1 million of tax benefits within income tax expense for the year ended December 31, 2016 related to employee equity award activity. Prior to adoption the excess tax benefit had not been realized through a reduction in taxes payable. In a small number of states, there had been a benefit to taxes payable and for these states the benefit was recorded as additional paid-in capital. This change could create future volatility in the Company’s effective tax rate depending upon the amount of exercise or vesting activity from stock-based awards.

•	The Company recorded a $131.3 million cumulative-effect adjustment to accumulated deficit as of January 1, 2016 related to historical excess tax benefits.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

•	The Company elected to recognized forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis was insignificant.
•

The Company elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. Accordingly, $2.2 million and $1.5 million of excess tax benefits previously reported as a cash flow provided by financing activities during the years ended December 31, 2015 and 2014, respectively, have been reclassified to be included in cash flows from operating activities. The reclassification of excess tax benefits on the Consolidated Statements of Cash Flows is not material.

There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

(5) ACQUISITIONS

The Merck PKU Business

On October 1, 2015, the Company entered into a Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement), to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), between the Company and Merck Serono, including the license to Kuvan the Company had granted to Merck Serono under the License Agreement. Also on October 1, 2015, the Company and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase the Company had granted to Merck Serono under the License Agreement. On January 1, 2016, pursuant to the A&R Kuvan Agreement and the Pegvaliase Agreement, the Company completed the acquisition from Merck Serono and its affiliates of certain rights and other assets with respect to Kuvan and pegvaliase (the Merck PKU Business). As a result, the Company acquired all global rights to Kuvan and pegvaliase from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the United States (U.S.) and Canada and pegvaliase in the U.S. and Japan. In connection with the acquisition of the Merck PKU Business, the Company recognized transaction costs of $0.6 million, of which $0.3 million was recognized in each of the years ended December 31, 2016 and 2015.

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million, in cash and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met. Merck Serono transferred certain inventory, regulatory materials and approvals, and intellectual property rights to the Company and will perform certain transition services for the Company. As of December 31, 2016, the inventory acquired from Merck Serono has been sold through to customers.

The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to pegvaliase. As of December 31, 2016, the License Agreement, as amended in December 2016, will continue in effect in order for Merck Serono to provide critical transition services for the sales and distribution of Kuvan in four remaining countries until marketing authorizations can be transferred in such countries.

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

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase IPR&D acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable at December 31, 2016. See Note 12 to these Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Consolidated Balance Sheet.

The following table presents the final allocation of the purchase consideration for the Merck PKU Business acquisition, including the contingent acquisition consideration payable based on the acquisition date fair value. The allocation of the purchase price below reflects an inventory adjustment in the second quarter of 2016.

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

The amount allocated to acquired pegvaliase IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the reduction in the fair value of the IPR&D assets below their respective carrying amounts. When development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point. See Note 7 to these Consolidated Financial Statements for further discussion of the indefinite-lived intangible asset.

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

2015
Total revenues	$962,853
Net loss	$(143,506)
Net loss per share, basic and dilutive	$(0.90)
Weighted average common shares outstanding, basic and diluted	160,025

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

In connection with its acquisition of Prosensa, the Company made cash payments totaling $680.1 million, which consisted of $620.7 million for approximately 96.8% of Prosensa’s ordinary shares (the Prosensa Shares), $38.6 million for the options that vested pursuant to the Company’s tender offer for the Prosensa Shares and $20.8 million to the remaining Prosensa shareholders that did not tender their shares under the tender offer. The fair value of  non-transferable contingent value rights and acquired in-process research and development (IPR&D) on the acquisition date was $71.4 million and $772.8 million, respectively. In connection with the acquisition of Prosensa, the Company recognized transaction costs of $9.7 million, of which $7.0 million and $2.7 million, was recognized in the years ended December 31, 2015 and 2014, respectively.

The following table presents the allocation of the purchase consideration for the Prosensa acquisition based on fair value.

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

See Note 7 to these Consolidated Financial Statements for further discussion of the indefinite-lived intangible assets.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(6) INVESTMENTS

All investments were classified as available-for-sale at December 31, 2016 and 2015. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at December 31, 2016 and 2015 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2016
Certificates of deposit	$2,800	$—	$—	$2,800
Corporate debt securities	633,072	329	(2,277)	631,124
Commercial paper	16,075	—	—	16,075
U.S. government agency securities	304,635	37	(747)	303,925
Greek government-issued bonds	48	86	—	134
Total	$956,630	$452	$(3,024)	$954,058

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2015
Certificates of deposit	$63,919	$1	$—	$63,920
Corporate debt securities	358,625	20	(732)	357,913
Commercial paper	12,733	—	—	12,733
U.S. government agency securities	186,882	—	(344)	186,538
Greek government-issued bonds	48	79	—	127
Total	$622,207	$100	$(1,076)	$621,231

As of December 31, 2016, the Company had one investment in marketable equity securities measured using quoted prices in its active market that is considered a strategic investment. During 2016, shares of strategic investments were sold for net realized losses of $0.1 million. As of December 31, 2016, the fair value of the Company’s strategic investment of $4.1 million included an unrealized gain of $2.3 million. As of December 31, 2015, the fair value of the Company’s strategic investments of $18.1 million included an unrealized gain of $12.7 million. Strategic investments are recorded in Other Assets in the Company’s Consolidated Balance Sheets.

The fair values of available-for-sale securities by contractual maturity were as follows:

	December 31,
	2016	2015
Maturing in one year or less	$381,347	$195,579
Maturing after one year through five years	572,711	425,652
Total	$954,058	$621,231

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of December 31, 2016, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 12 to these Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2016	2015
Intangible assets:
Finite-lived intangible assets	$305,122	$129,572
Indefinite-lived intangible assets	332,199	607,548
Gross intangible assets:	637,321	737,120
Less: Accumulated amortization	(83,541)	(53,124)
Net carrying value	$553,780	$683,996

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2016:

	Net Balance at December 31, 2016	Average Remaining Life
Repurchased royalty rights	$46,688	6.9 years
Acquired intellectual property	172,256	8.1 years
License payments for marketing approvals	1,869	4.9 years
SRCC in-place and above market tenant leases	768	Remaining lease terms
Total	$221,581

As of December 31, 2016, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2017	$30,430
2018	30,400
2019	30,086
2020	27,605
2021	26,681
Thereafter	76,379
$221,581

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consisted of the following:

	December 31,
	2016	2015
In-Process Research and Development:
Pegvaliase	$326,359	$—
Kyndrisa	—	533,064
Other exons acquired with Prosensa	—	41,044
Reveglucosidase alfa	—	25,010
Other acquired pre-clinical compounds	5,840	8,430
Net carrying value	$332,199	$607,548

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

Related to the Kyndrisa and other exon IPR&D assets, the Company recorded impairment charges of $198.7 million in the fourth quarter of 2015 and impairment charges of $574.1 million in the second quarter of 2016 based on the status of development efforts. These impairments reduced the remaining book value to zero due to the termination of the programs. The Company also recognized an impairment charge of $25.0 million in the second quarter of 2016 related to the reveglucosidase alfa IPR&D assets due to the decision to terminate that development program.

In 2015, the Company completed the sale of talazoparib to Medivation Inc. (Medivation). Pursuant to the Asset Purchase Agreement, Medivation paid the Company an upfront payment of $410.0 million upon the closing of the transaction. In addition, contingent upon the successful development and commercialization of talazoparib, Medivation will pay the Company milestone payments of up to $160.0 million and mid-single digit percentage royalties on net sales of talazoparib. During the fourth quarter of 2015, the Company recognized a net gain of $369.5 million related to the sale of the talazoparib intangible assets.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	December 31,
	2016	2015
Building and improvements	$510,805	$442,100
Manufacturing and laboratory equipment	242,899	145,313
Computer hardware and software	129,506	113,442
Leasehold improvements	44,184	44,247
Furniture and equipment	27,229	22,817
Land improvements	4,881	4,881
Land	55,412	45,727
Construction-in-progress	126,446	164,283
	1,141,362	982,810
Less: Accumulated depreciation	(342,594)	(278,603)
Total property, plant and equipment, net	$798,768	$704,207

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and its manufacturing facility in Shanbally, Cork, Ireland.

Depreciation for the years ended December 31, 2016, 2015 and 2014 was $73.2 million, $50.1 million and $44.3 million, respectively, of which $17.4 million, $14.6 million and $11.0 million was capitalized into inventory, respectively.

Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three years ended December 31, 2016 was insignificant.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(9) INVENTORY

Inventory consisted of the following:

	December 31,
	2016	2015
Raw materials	$51,250	$46,115
Work-in-process	167,788	150,289
Finished goods	136,088	75,279
Total inventory	$355,126	$271,683

In the first quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to Vimizim production. As of December 31, 2016, the value of the qualification campaign was $30.0 million, which was capitalized as inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Vimizim production, should that occur, the value of the inventory would be expensed at that time.

Inventory as of December 31, 2016 included $39.1 million of pre-launch Brineura (formerly referred to as cerliponase alfa) inventory for production that commenced in the second quarter of 2016. Brineura is an investigational therapy to treat children with CLN2 disease, or late infantile neuronal ceroid lipofuscinosis, a lysosomal storage disorder primarily affecting the brain. The Company must receive marketing approval from the applicable regulators before the Brineura inventory can be sold commercially. Although regulatory approval cannot be assured, the Company expects to receive regulatory approval and realize the costs of the inventory through future sales. The Company believes that all material uncertainties related to the ultimate regulatory approval of Brineura for commercial sale have been significantly reduced based on positive data from Phase I/II clinical trial results and the filings of Biologics License Application (BLA) with the Food and Drug Administration (FDA) and the MAA with the European Medicines Agency (EMA) during the second quarter of 2016. In its evaluation, the Company also considered its historical experience with developing and commercially producing similar products for rare genetic disorders.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets consisted of the following:

	December 31,
	2016	2015
Deposit for business acquisition	$—	$371,756
Deposits	10,722	8,606
Strategic investments	4,064	18,056
Long-term forward foreign currency exchange contract assets	8,194	3,533
Other	9,835	6,693
Total other assets	$32,815	$408,644

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2016	2015
Accounts payable and accrued operating expenses	$191,353	$179,294
Accrued compensation expense	109,038	95,345
Accrued rebates payable	34,737	32,553
Accrued royalties payable	15,151	10,412
Value added taxes payable	7,848	6,377
Accrued income taxes	—	59,572
Other	12,378	8,958
Total accounts payable and accrued liabilities	$370,505	$392,511

The roll forward of significant estimated accrued rebates, reserve for cash discounts and allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Provision/ (Reversals) for Prior Period Sales	Actual Charges Related to Current Period Sales	Actual Charges Related to Prior Period Sales	Balance at End of Period
Year ended December 31, 2016:
Accrued rebates	$32,553	$44,347	$(5,205)	$(23,879)	$(13,079)	$34,737
Reserve for cash discounts	831	8,889	(22)	(8,160)	(650)	888
Sales return reserve	40	—	(40)	—	—	—
Allowance for doubtful accounts	93	—	(20)	—	—	73

Year ended December 31, 2015:
Accrued rebates	$14,859	$45,356	$(1,245)	$(18,421)	$(7,996)	$32,553
Reserve for cash discounts	688	7,402	—	(6,722)	(537)	831
Sales return reserve	—	40	—	—	—	40
Allowance for doubtful accounts	490	—	(397)	—	—	93

Year ended December 31, 2014:
Accrued rebates	$10,429	$24,431	$(1,159)	$(12,768)	$(6,074)	$14,859
Reserve for cash discounts	388	6,435	—	(5,747)	(388)	688
Sales return reserve	907	—	(907)	—	—	—
Allowance for doubtful accounts	529	410	(319)	—	(130)	490

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

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of December 31, 2016 (notional amounts in millions):

		Aggregate Notional
		Amount in
Foreign Exchange Contracts	Number of Contracts	Foreign Currency	Maturity
Euros - Purchase	82	104.2	Jan. 2017 - Dec. 2019
Euros - Sell	311	340.2	Jan. 2017 - Dec. 2019
Canadian Dollars - Sell	24	23.3	Jan. 2017 - Dec. 2017
Colombian Pesos - Sell	12	62,304.0	Jan. 2017 - Dec. 2017
Brazilian Reais - Sell	3	64.5	May 2017
Total	432

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through December 2019. Over the next twelve months, the Company expects to reclassify $7.1 million from Accumulated Other Comprehensive Income to earnings as the forecasted revenue and operating expense transactions occur.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative (SG&A) expense in the Company’s Consolidated Statements of Comprehensive Loss.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of December 31, 2016 (notional amounts in millions):

		Aggregate Notional
		Amount in
Foreign Exchange Contracts	Number of Contracts	Foreign Currency	Maturity
Euros - Purchase	1	94.9	January 2017
British Pounds - Sell	1	2.7	January 2017
Total	2

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$13,048	Accounts payable & accrued liabilities	$5,176
Forward foreign currency exchange contracts	Other assets	8,194	Other long- term liabilities	2,342
Total		$21,242		$7,518
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$964	Accounts payable & accrued liabilities	$25
Total		964		25
Total value of derivative contracts		$22,206		$7,543

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$10,478	Accounts payable & accrued liabilities	$1,986
Forward foreign currency exchange contracts	Other assets	3,533	Other long- term liabilities	3,057
Total		$14,011		$5,043
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$—	Accounts payable & accrued liabilities	$22
Total		—		22
Total value of derivative contracts		$14,011		$5,065

The effect of the Company’s derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Derivatives Designated as Hedging Instruments:
Net gain recognized in Other Comprehensive Income (OCI) (1)	$9,677	$17,300	$18,078
Net gain reclassified from accumulated OCI into earnings (2)	6,529	19,604	643
Net gain (loss) recognized in net loss (3)	5,070	(727)	(294)
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$(8,687)	$4,493	$8,010

(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

At December 31, 2016, 2015 and 2014, accumulated other comprehensive income before taxes associated with forward foreign currency exchange contracts qualifying for hedge accounting treatment was a gain of $13.0 million, $13.6 million and $15.9 million, respectively.

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

The tables below present the fair value of these financial assets and liabilities determined using the following input levels.

	Fair Value Measurements at December 31, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$235,571	$—	$—	$235,571
Money market instruments	—	172,759	—	172,759
Total cash and cash equivalents	235,571	172,759	—	408,330
Available-for-sale securities:
Short-term:
Certificates of deposit	—	2,800	—	2,800
Corporate debt securities	—	193,974	—	193,974
Commercial paper	—	16,075	—	16,075
U.S. government agency securities	—	168,499	—	168,499
Long-term:
Corporate debt securities	—	437,150	—	437,150
U.S. government agency securities	—	135,426	—	135,426
Greek government-issued bonds	—	134	—	134
Total available-for-sale securities	—	954,058	—	954,058
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	163	—	163
Forward foreign currency exchange contract (1)	—	14,012	—	14,012
Restricted investments (2)	—	3,754	—	3,754
Total other current assets	—	17,929	—	17,929
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	9,121	—	9,121
Forward foreign currency exchange contract (1)	—	8,194	—	8,194
Strategic investment (3)	4,064	—	—	4,064
Total other assets	4,064	17,315	—	21,379
Total assets	$239,635	$1,162,061	$—	$1,401,696
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$2,073	$163	$—	$2,236
Forward foreign currency exchange contract (1)	—	5,201	—	5,201
Contingent acquisition consideration payable	—	—	46,327	46,327
Total current liabilities	2,073	5,364	46,327	53,764
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	17,303	9,121	—	26,424
Forward foreign currency exchange contract (1)	—	2,342	—	2,342
Contingent acquisition consideration payable	—	—	115,310	115,310
Total other long-term liabilities	17,303	11,463	115,310	144,076
Total liabilities	$19,376	$16,827	$161,637	$197,840

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2015
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$290,731	$—	$—	$290,731
Money market instruments	—	106,309	—	106,309
Total cash and cash equivalents	290,731	106,309	—	397,040
Available-for-sale securities:
Short-term:
Certificates of deposit	—	56,951	—	56,951
Corporate debt securities	—	42,673	—	42,673
Commercial paper	—	12,733	—	12,733
U.S. government agency securities	—	83,222	—	83,222
Long-term:
Certificates of deposit	—	6,969	—	6,969
Corporate debt securities	—	315,240	—	315,240
U.S. government agency securities	—	103,316	—	103,316
Greek government-issued bonds	—	127	—	127
Total available-for-sale securities	—	621,231	—	621,231
Other Current Assets:
Nonqualified Deferred Compensation Plan assets	—	440	—	440
Forward foreign currency exchange contract (1)	—	10,478	—	10,478
Restricted investments (2)	—	7,348	—	7,348
Total other current assets	—	18,266	—	18,266
Other Assets:
Nonqualified Deferred Compensation Plan assets	—	6,362	—	6,362
Forward foreign currency exchange contract (1)	—	3,533	—	3,533
Strategic investment (3)	18,056	—	—	18,056
Total other assets	18,056	9,895	—	27,951
Total assets	$308,787	$755,701	$—	$1,064,488
Liabilities:
Current Liabilities:
Nonqualified Deferred Compensation Plan liability	$1,151	$440	$—	$1,591
Forward foreign currency exchange contract (1)	—	2,008	—	2,008
Contingent acquisition consideration payable	—	—	52,946	52,946
Total current liabilities	1,151	2,448	52,946	56,545
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	24,341	6,362	—	30,703
Forward foreign currency exchange contract (1)	—	3,057	—	3,057
Contingent acquisition consideration payable	—	—	32,663	32,663
Total other long-term liabilities	24,341	9,419	32,663	66,423
Total liabilities	$25,492	$11,867	$85,609	$122,968

(1)	See Note 11 to these Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at December 31, 2016 and 2015 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.
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

There were no transfers between levels during the year ended December 31, 2016.

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

The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 6 to these Consolidated Financial Statements for further information regarding the Company’s financial instruments.

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

Contingent acquisition consideration payable at December 31, 2015	$85,609
Addition of contingent acquisition consideration payable related to the purchase of the Merck PKU Business	138,974
Changes in the fair value of contingent acquisition consideration payable for continuing development programs	6,825
Reduction of fair value related to termination of Kyndrisa development program	(43,652)
Reduction of fair value related to termination of reveglucosidase alfa development program	(20,334)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	(5,785)
Contingent acquisition consideration payable at December 31, 2016	$161,637

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement.

Asset retirement obligations at December 31, 2015	$4,704
Accretion expense	107
Additions	—
Settlements and reversals	(665)
Asset retirement obligations at December 31, 2016	$4,146

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

(13) DEBT

2018/2020 Convertible Notes

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

The 2018 Notes and the 2020 Notes bear interest at a rate of 0.75% and 1.5% per year, respectively, which is payable semiannually in arrears on April 15 and October 15 of each year.

The Notes are senior unsecured obligations, and rank (i) subordinated to any of the Company’s existing and future unsecured senior debt, (ii) equally to any of the Company’s existing and future senior subordinated debt, (iii) senior to any of the Company’s future indebtedness that is expressly subordinated to the Notes, and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness.  Upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

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

The Company has separately accounted for the liability and equity components of the Notes by allocating the proceeds from issuance of the Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $156.2 million to the equity component, net of offering costs of $5.1 million. The Company recorded a discount on the notes of $161.3 million which will be accreted and recorded as additional interest expense over the life of the Notes. Additionally, in connection with the issuance of the Notes, the Company incurred $23.8 million of issuance costs, which are being amortized and recorded as additional interest expense over the life of the Notes. The effective interest rate on the liability component of the Notes for the years ended December 31, 2016, 2015 and 2014 was 7.5%, 7.3% and 7.5%.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the additional interest expense recognized for the accretion of the debt discount and amortization of the deferred offering costs.

	Years Ended December 31,
	2016	2015	2014
Convertible Notes due 2018
Amortization of issuance costs	$1,931	$1,921	$1,910
Accretion of discount on convertible notes	14,337	13,633	12,963
Convertible Notes due 2020
Amortization of issuance costs	1,288	1,283	1,279
Accretion of discount on convertible notes	12,240	11,567	10,930
Total	$29,796	$28,404	$27,082

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

2017 Convertible Notes

In April 2007, the Company sold $324.9 million in aggregate principal amount of senior subordinated convertible notes due in April 2017 (the 2017 Notes). The 2017 Notes were issued at face value and bear interest at the rate of 1.875% per annum, payable semi-annually in cash. The 2017 Notes are convertible, at the option of the holder, at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of $20.36 per share, subject to adjustment in certain circumstances. The 2017 Notes do not include a call provision and the Company is unable to unilaterally redeem the 2017 Notes prior to maturity on April 23, 2017. The Company also must repay the 2017 Notes if there is a qualifying change in control or termination of trading of its common stock. If a change of control occurs, the Company will pay a make whole premium by increasing the conversion rate applicable to the 2017 Notes.

In connection with the placement of the 2017 Notes, the Company paid $8.5 million in offering costs, which have been deferred and are presented as a direct reduction of the outstanding 2017 Notes. The deferred offering costs are being amortized as interest expense over the life of the debt. For the year ended December 31, 2016, the Company recognized amortization expense of $0.1 million, compared to $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

During 2016, certain existing holders of the Company’s senior subordinated notes due in 2017 elected to convert $8.9 million in aggregate principal amount of the 2017 Notes into 438,462 shares of the Company’s common stock. During 2015, the Company entered into separate agreements with three existing holders of its senior subordinated convertible notes due in 2017 pursuant to which such holders converted $8.1 million in aggregate principal amount of the 2017 Notes into 399,469 share of the Company’s common stock. In addition to issuing the requisite number of the Company’s common stock, the Company also made varying cash payments to the holders totaling $0.2 million in the aggregate, which was recognized as Debt Conversion Expense on the Consolidated Statement of Operations for the year ended December 31, 2015. During 2014, the Company entered into two separate agreements with an existing holder of its senior subordinated convertible notes due in 2017 pursuant to which such holder converted $16.5 million in aggregate principal amount of the 2017 Notes into 809,351 shares of the Company’s common stock. In addition to issuing the requisite number of shares of the Company’s common stock, the Company also made varying cash payments to the holder totaling $0.7 million in aggregate, of which $0.7

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

million was recognized in total as Debt Conversion Expense on the Consolidated Statement of Operations for the year ended December 31, 2014.

The following table summarizes information regarding the Company’s convertible debt at December 31:

	2016	2015
Convertible Notes due 2017	$22,503	$31,430
Unamortized deferred offering costs	(25)	(110)
Convertible Notes due 2017, net	22,478	31,320

Convertible Notes due 2018	374,980	374,980
Unamortized discount	(27,566)	(41,904)
Unamortized deferred offering costs	(3,484)	(5,415)
Convertible Notes due 2018, net	343,930	327,661

Convertible Notes due 2020	374,993	374,993
Unamortized discount	(53,239)	(65,478)
Unamortized deferred offering costs	(4,923)	(6,210)
Convertible Notes due 2020, net	316,831	303,305

Total convertible debt, net	$683,239	$662,286
Fair value of fixed rate convertible debt
Convertible Notes due in 2017 (1)	$90,977	$162,016
Convertible Notes due in 2018 (1)	423,202	482,584
Convertible Notes due in 2020 (1)	442,754	502,701
Total	$956,933	$1,147,301

(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

See Note 14 to these Consolidated Financial Statements for further discussion of the effect of conversion on net loss per common share.

Revolving Credit Facility

In November 2016, the Company entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for up to $100.0 million (Revolving Credit Facility), a $10.0 million letter of credit subfacility and a $15.0 million swing line loan subfacility. The maturity date of the Revolving Credit Facility will occur on November 29, 2018. Interest on any outstanding balance of the Revolving Credit Facility is payable quarterly and draws may be voluntary prepaid at any time without penalty. In connection with entering into the Credit Agreement, $0.6 million in financing costs was incurred and will be amortized as Interest Expense over the term of the Credit Agreement. As of December 31, 2016, there were no outstanding amounts due under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries are required to comply with covenants, including, among other things, restrictions on the Company’s and such subsidiaries’ ability to incur additional indebtedness, dispose of its assets, incur liens, make investments, and pay dividends or other distributions, in each case subject to specified exceptions. The Credit Agreement also contains customary indemnification obligations and customary events of default. If the Company’s Global Liquidity, which is defined as the sum of the market value of unrestricted cash, marketable securities and other assets to the extent constituting “cash and cash equivalents,” “short-term investments” or “long-term investments” as reflected in the Company’s Consolidated Balance Sheet, in each case, held by the Company or certain of the Company’s subsidiaries at such

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

time, regardless of where such assets are domiciled, falls below $225.0 million at the end of any month or at the time of any borrowing or issuance of a letter of credit under the Revolving Credit Facility, then the Company’s obligations under the Credit Agreement will also be secured by the assets held by the Company in the custody account. The custody account will be established in the first quarter of 2017. As of December 31, 2016, the Company and certain of its subsidiaries that serve as guarantors are in compliance with all covenants.

Interest expense on the Company’s debt consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Coupon interest	$9,555	$9,750	$9,417
Amortization of debt issuance costs	3,367	3,294	3,332
Accretion of discount on convertible notes	26,577	25,200	23,893
Total interest expense on convertible debt	$39,499	$38,244	$36,642

(14) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss, basic	$(630,210)	$(171,799)	$(133,969)
Gain on common stock held by the NQDC	(3,184)	—	—
Net loss, diluted	(633,394)	(171,799)	(133,969)
Denominator:
Weighted-average common shares outstanding, basic	165,985	160,025	146,349
Effect of dilutive securities:
Common shares held by the NQDC	234	—	—
Weighted-average common shares outstanding, diluted	166,219	160,025	146,349
Net loss per common share, basic	$(3.80)	$(1.07)	$(0.92)
Net loss per common share, diluted	$(3.81)	$(1.07)	$(0.92)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Years Ended December 31,
	2016	2015	2014
Options to purchase common stock	8,856	10,323	11,477
Common stock issuable under the 2017 Notes	1,105	1,544	1,992
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966	7,966
Unvested restricted stock units	2,618	1,743	1,244
Common stock potentially issuable for ESPP purchases	246	316	351
Common stock held by the NQDC	—	243	224
Total number of potentially issuable shares	20,791	22,135	23,254

The effect of the Company’s 0.7% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) were excluded from the diluted net loss per common share because they were antidilutive. The Company’s closing stock price on December 31, 2016 and 2014 did not exceed the conversion price of $94.15 per share for the Notes. Although the Company’s stock price exceeded the conversion price $94.15 at December 31, 2015, the potential shares issuable under the Notes were excluded from the calculation of diluted loss per share as they were anti-dilutive using the if-converted method.

(15) INCOME TAXES

The provision for (benefit from) income taxes is based on loss before income taxes as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. Source	$10,696	$182,215	$49,411
Non-U.S. Source	(841,746)	(336,939)	(174,279)
Loss before income taxes	$(831,050)	$(154,724)	$(124,868)

The U.S. and foreign components of the provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
Provision for current income tax expense:
Federal	$22,239	$84,743	$28,093
State and local	1,418	5,323	3,011
Foreign	3,557	3,836	3,614
	27,214	93,902	34,718
Provision for (benefit from) deferred income tax expense:
Federal	(78,428)	(17,741)	(20,367)
State and local	(6,012)	(8,770)	(4,982)
Foreign	(143,614)	(50,316)	(268)
	(228,054)	(76,827)	(25,617)
Provision for (benefit from) income taxes	$(200,840)	$17,075	$9,101

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

For the year ended December 31, 2016, the Company’s Dutch operations had a GAAP loss of $539.2 million, which included the impairment of the Kyndrisa IPR&D assets and a resulting deferred tax benefit of $143.5 million associated with the reversal of the deferred tax liability of such IPR&D assets.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate expressed as a percentage of loss before income taxes:

	Years Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes	0.4%	(2.2)%	(1.6)%
Orphan Drug & General Business Credit	7.5%	34.8%	29.3%
Stock compensation expense	4.6%	(2.8)%	(2.4)%
Changes in the fair value of contingent acquisition consideration payable	0.9%	0.2%	(3.6)%
Subpart F income	—%	(8.4)%	(9.2)%
Foreign tax rate differential	(18.6)%	(46.2)%	(51.5)%
Section 162(m) limitation	(5.4)%	(1.3)%	(1.7)%
Other	0.3%	(1.6)%	(1.9)%
Valuation allowance/deferred benefit	(0.5)%	(18.5)%	0.3%
Effective income tax rate	24.2%	(11.0)%	(7.3)%

The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2016	2015
Net deferred tax assets:
Net operating loss carryforwards	$49,787	$44,942
Tax credit carryforwards	352,535	143,987
Accrued expenses, reserves, and prepaids	77,904	79,029
Intangible assets	26,751	16,177
Stock-based compensation	47,713	49,322
Inventory	15,581	18,942
Impairment	5,017	5,005
Other	1,415	1,155
Valuation allowance	(73,037)	(67,708)
Total deferred tax assets	503,666	290,851

Joint venture basis difference	(1,714)	(1,888)
Acquired intangibles	(8,773)	(162,689)
Convertible notes discount	(24,394)	(32,162)
Property, plant and equipment	(22,103)	(13,192)
Unrealized (gains) losses	104	(4,256)
Total deferred tax liabilities	(56,880)	(214,187)
Net deferred tax assets	$446,786	$76,664

The increase to the tax credit carryforwards was primarily attributed to the adoption of ASU 2016-09 in 2016.  See Note 4 to these Consolidated Financial Statements for additional discussion related to the adoption of ASU 2016-09. The decrease in the acquired intangibles was primarily attributed to the reversal of the deferred tax liability for impairment of the Kyndrisa IPR&D. See Note 7 to these Consolidated Financial Statements for additional discussion related to the impairment of the Kyndrisa IPR&D assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

As of December 31, 2016, the Company had federal net operating loss carryforwards of $18.9 million, state net operating loss carryforwards of $174.7 million and Dutch net operating loss carryforwards of $125.1 million. The Company also had federal R&D and orphan drug credit carryforwards of $377.4 million and state research credit carryovers of $71.7 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2028 through 2033 if not utilized. The federal credit carryforward will expire at various dates beginning in 2024 through 2036 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2017 through 2036 if not utilized. The Dutch net operating loss carryforwards will expire at various dates beginning in 2017 through 2025 if not utilized. Certain state research credit carryovers will begin to expire in 2019 if not utilized, with others carrying forward indefinitely.

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

In 2016, the valuation allowance increased by $5.3 million primarily due to California net operating losses that may not be realized. In 2015, the Company established deferred tax assets related to the future contingent consideration on the sale of talazoparib and the net operating loss carryforwards acquired with Prosensa. Due to the uncertainty of the Company’s ability to realize the benefits from these deferred tax assets, the Company has recorded a full valuation allowance on these assets resulting in a $59.9 million increase in the valuation allowance.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 is as follows:

	December 31,
	2016	2015
Balance at beginning of period	$86,731	$71,663
Additions based on tax positions related to the current year	15,982	13,614
Additions for tax positions of prior years	497	1,454
Balance at end of period	$103,210	$86,731

Included in the balance of unrecognized tax benefits at December 31, 2016 are potential benefits of $103.2 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2016.

The Company files income tax returns in the U.S. and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2013 and earlier may still be adjusted upon examination by tax authorities. Currently, the Company is under audit by the Internal Revenue Service for the years 2012 through 2014 and various states for similar periods.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $3.9 million as of December 31, 2016, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(16) EQUITY COMPENSATION PLANS

Share Incentive Plan

The 2006 Share Incentive Plan, which replaced the Company’s previous stock option plans (the 1997 Stock Plan and the 1998 Directors Options Plan), provides for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date, as well as other forms of equity compensation. During the year ended December 31, 2016, awards issued under the 2006 Share Incentive Plan include both stock options and RSUs. Stock option awards granted to employees generally vest over a four-year period on a cliff basis six months after the grant date and then monthly thereafter. The term of the outstanding options is generally ten years. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. RSUs granted to directors generally vest in full one year after the grant date.

As of December 31, 2016, options to purchase approximately 8.9 million shares were outstanding under the Company’s stock option plans.

As of December 31, 2016, an aggregate of approximately 41.5 million shares were authorized and 24.3 million shares were authorized for future issuance under the Share Incentive Plan.

Employee Stock Purchase Plan

Under BioMarin’s ESPP, which was initially approved in June 2006, replacing the Company’s previous plan, and was further amended on March 5, 2014, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the year ended December 31, 2016, the Company issued 0.2 million shares under the ESPP.

As of December 31, 2016, there were approximately 3.5 million shares were authorized and 0.8 million shares reserved for future issuance under the ESPP.

Board of Director Grants

The Board of Directors have approved the following awards to directors under the 2006 Share Incentive Plan. Each Independent Director is automatically granted an initial equity grant valued at $550,000, based on the Black-Scholes model valuation using a three-month trailing average closing price of the Company’s common stock, with such valuation allocated 40% to RSUs and 60% to options to purchase shares of the Company’s common stock on the date that such person first becomes an Independent Director. The shares of common stock subject to the initial grant vest quarterly over three years and the initial RSU grant vest annually over three years. On the date of the Company’s annual meeting of shareholders, each re-elected Independent Director is granted an additional equity grant valued at $375,000, based on the Black-Scholes model valuation using a three-month trailing average closing price of the Company’s common stock, with such valuation allocated 50% to RSUs and 50% to options. The shares of common stock subject to the annual option grant vest quarterly over one year and the additional annual RSUs vest in full on the one-year anniversary of the grant date. The additional option grant or RSU grant for a director that has served for less than a year is prorated to the nearest quarter. These options and RSUs continue to vest only while the director serves on the Board. The exercise price per share of each of these options is 100% of the fair market value of a share of the Company’s common stock on the date of the grant. These options have a term of 10 years.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Shares Available Under Equity Compensation Plans

At December 31, 2016, an aggregate of approximately 27.2 million unissued shares was authorized for future issuance under the Company’s stock plans, which includes shares issuable under the 2006 Share Incentive Plan, the ESPP and the Company’s expired plans. Under the 2006 Share Incentive Plan, awards that expire or are cancelled generally become available for future issuance under the respective plan.

(17) STOCK-BASED COMPENSATION

The following table summarizes activity under the Company’s stock option plans, including the 2012 and 2014 Inducement Plans and those suspended upon the adoption of the 2006 Share Incentive Plan, for the year ended December 31, 2016. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2015	10,322,903	$44.50	5.6	$630,949
Granted	847,450	$84.31
Exercised	(2,129,090)	$29.23
Expired and forfeited	(185,055)	$84.78
Options outstanding as of December 31, 2016	8,856,208	$51.13	5.4	$304,356
Options expected to vest at December 31, 2016	1,753,013	$84.38	8.3	$10,707
Exercisable at December 31, 2016	7,103,016	$42.92	4.6	$293,646

(1)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $82.84, the closing price of the Company’s common stock on December 31, 2016.

The weighted-average fair value per option granted in the years ended December 31, 2016, 2015 and 2014 were $40.70, $56.76 and $30.93, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $127.4 million, $146.6 million and $130.1 million, respectively. The aggregate intrinsic value of options exercised was determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares. There were 7.4 million options that were in-the-money at December 31, 2016.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes. The Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. Effective January 1, 2016, forfeitures were accounted for as they occurred.

The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	36 – 44%	36 – 45%	44 – 45%
Dividend yield	0.00%	0.00%	0.00%
Expected life	5.0 - 8.1 years	6.4 - 8.0 years	6.9 years
Risk-free interest rate	1.1 – 2.3%	1.5 – 2.2%	1.8 – 2.3%

The Company recorded $45.5 million, $41.5 million and $41.1 million of compensation costs related to current period vesting of stock options for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total unrecognized compensation cost related to unvested stock options was $63.4 million. These costs are expected to be recognized over a weighted average period of 2.4 years.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	42 - 50%	36 - 38%	38 - 39%
Dividend yield	0.00%	0.00%	0.00%
Expected life	6-24 months	6-24 months	6-24 months
Risk-free interest rate	0.4 - 0.8%	0.1- 0.8%	0.1- 0.5%

The Company recorded $10.1 million, $7.1 million and $4.8 million of compensation costs related to shares granted under the ESPP for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $13.8 million of total unrecognized compensation cost related to unvested stock options issuable under the ESPP. These costs are expected to be recognized over a weighted average period of 1.8 years.

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

A summary of RSU activity under the plan for the year ended December 31, 2016 as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
Non-vested units as of December 31, 2015	2,147,209	$93.89	2.8	$224,942
Granted	1,321,224	$84.18
Vested	(751,203)	$80.42
Forfeited	(272,264)	$94.52
Non-vested units as of December 31, 2016	2,444,966	$92.70	1.4	$202,541
Non-vested units expected to vest at December 31, 2016	2,444,966	$92.70		$202,541

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2016, 2015 and 2014, was $84.18, $119.86 and $64.37, respectively. The total intrinsic value of restricted stock that vested and was released in the years ended December 31, 2016, 2015 and 2014 was $63.5 million, $59.5 million and $22.9 million, respectively.

The Company recorded $74.7 million, $47.9 million and $21.3 million of compensation costs related to RSUs with service-based vesting conditions for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $168.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Unit Awards with Performance and Market-Based Vesting Conditions

During 2012 and 2011, pursuant to the approval of the Board, the Company granted 860,000 RSU awards with performance and market-based vesting conditions (the 2011/2012 Base RSUs) under the 2006 Share Incentive Plan and the 2012 Inducement Plan to certain executive officers. The 2011/2012 Base RSUs had a weighted-average grant date fair value of $34.66 and vested on February 29, 2016, based upon the achievement of the Vimizim approval and the 2015 revenue goal. The number of Base RSUs earned was 799,800 shares, which were issued on February 29, 2016. Stock-based compensation expense for this award was recognized over the remaining service period beginning in the period the Company determined the achievement of the strategic performance goal or goals were probable. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $1.1 million, $5.8 million and $12.9 million, respectively, of compensation expense related to performance awards.

Restricted Stock Unit Awards with Performance Conditions

On March 15, 2016, pursuant to Board approval, the Company granted 130,310 RSU awards with performance-vesting conditions (the 2016 Base RSUs) under the 2006 Share Incentive Plan to certain executive officers. The vesting of the 2016 Base RSUs under this specific grant is contingent upon the achievement of a 2016 revenue target and a three-year service period. The number of RSUs awarded from the 2016 Base RSUs is determined based on the Company’s performance against the revenue target which could range between 80% and 120%. Based on the Company’s performance against the revenue target, the Company applied a multiplier of 103% will issue 134,219 shares on the first anniversary from the date of grant.

Stock-based compensation for these awards is recognized over the service period beginning in the period that the Company determined it is probable that the revenue target will be achieved. The cost of the 2016 Base RSUs was determined to be $83.43 per RSU, based on the fair value of the common stock underlying the 2016 Base RSUs on the grant date. The Company recognized approximately $3.0 million of compensation expense related to these awards during the year ended December 31, 2016.

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSU awards with performance-vesting conditions (the 2015 Base RSUs) under the 2006 Share Incentive Plan to certain executive officers. The vesting of the 2015 Base RSUs under this specific grant is contingent upon the achievement of a 2015 revenue target and a three-year service period. The number of RSUs awarded from the 2015 Base RSUs is determined based on the Company’s performance against the revenue target which could range between 80% to 120%. Based on the Company’s performance against the revenue target, the Company applied a multiplier of 111% and issued 64,713 shares was issued on the first anniversary from the date of grant.

Stock-based compensation for these awards is recognized over the service period beginning in the period that the Company determined it is probable that the revenue target will be achieved. The cost of the 2015 Base RSUs was determined to be $108.36 per RSU, based on the fair value of the common stock underlying the 2015 Base RSUs on the grant date. The Company recognized approximately $2.3 million and $1.8 million of compensation expense related to these awards during the year ended December 31, 2016 and 2015, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

As of December 31, 2016, total unrecognized compensation costs of $11.0 million related to RSU awards with performance-vesting conditions are expected to be recognized over a weighted average period of 2.0 years.

Compensation expense included in the Company’s Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2016	2015	2014
Cost of sales	$9,121	$6,836	$6,076
Research and development	58,279	49,399	33,835
Selling, general and administrative	67,241	55,290	46,499
Total stock-based compensation expense	$134,641	$111,525	$86,410

Stock-based compensation of $11.4 million, $11.1 million and $8.2 million was capitalized into inventory, for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

(18) COMPREHENSIVE INCOME

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

	Amount Reclassified from AOCI (Gain) Loss
	Years Ended December 31,		Consolidated Statement of
Details about AOCI Components	2016	2015	Operations Classification
Gains on cash flow hedges:
Forward foreign currency exchange contracts	$6,112	$17,715	Net product revenues
Forward foreign currency exchange contracts	4,161	1,889	Selling, general and administrative
Total gain on cash flow hedges	10,273	19,604
Other-than-temporary impairment on available-for-sale securities	—	(1,160)	Other income (expense)
Gain (loss) on sale of available-for-sale securities	(115)	3,033	Other income (expense)
Total gain (loss) on available-for-sale securities	(115)	1,873
Less income tax effect of the above	42	681	Provision for (benefit from) income taxes
	$10,116	$20,796	Net loss

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes changes in the accumulated balances for each component of other comprehensive loss, including current period reclassifications out of AOCI and other amounts of current-period other comprehensive income, for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	13,602	7,441	(10)	21,033
Other comprehensive income (loss) before reclassifications	9,677	(12,104)	(2)	(2,429)
Less net gain (loss) reclassified from AOCI	10,273	(115)		10,158
Tax effect	—	4,370	—	4,370
Net current-period other comprehensive loss	(596)	(7,619)	(2)	(8,217)
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816

	Year Ended December 31, 2015
	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2014	15,906	11,511	49	27,466
Other comprehensive income (loss) before reclassifications	17,300	(4,459)	(59)	12,782
Less gain reclassified from AOCI	19,604	1,873	—	21,477
Tax effect	—	2,262	—	2,262
Net current-period other comprehensive loss	(2,304)	(4,070)	(59)	(6,433)
AOCI balance at December 31, 2015	13,602	7,441	(10)	21,033

(19) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue - The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions experience difficulties.

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

	Years Ended December 31,
	2016	2015	2014
Region:
United States	37%	39%	37%
Europe	23%	19%	18%
Latin America	13%	16%	16%
Rest of world	19%	15%	15%
Total net product revenues marketed by the Company	92%	89%	86%
Aldurazyme net product revenues marketed by Genzyme	8%	11%	14%
Total net product revenue	100%	100%	100%

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s largest customers.

	For the Years Ended December 31,
	2016	2015	2014
Customer A	19%	15%	15%
Customer B	13%	13%	11%
Customer C	10%	—	—
Customer D	8%	11%	14%
Customer E	6%	10%	12%
Total	56%	49%	52%

On a consolidated basis, the Company’s two largest customers accounted for 26% and 20% of the December 31, 2016 accounts receivable balance, respectively, compared to December 31, 2015 when the two largest customers accounted for 37% and 18% of the accounts receivable balance, respectively. As of December 31, 2016 and 2015, accounts receivable balance for Genzyme included $30.7 million and $36.1 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company is subject to credit risk from accounts receivable related to product sales. The majority of the Company’s trade accounts receivable arises from product sales in the U.S. and the European Union (the EU). The Company’s product sales to government-owned or government-funded customers in certain European countries, including Greece, Italy, Portugal, Spain and Russia, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, the Company may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. A significant or further decline in sovereign credit ratings or a default in these countries may decrease the likelihood that the Company will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to the Company’s operating results. In the year ended December 31, 2016, the Company’s net product revenues for these countries was 6%. Additionally, approximately 11% of the Company’s outstanding accounts receivable at December 31, 2016 related to such countries.

As of December 31, 2016, the Company’s accounts receivable in certain European countries, specifically Greece, Italy, Portugal, Spain and Russia, totaled approximately $23.5 million, of which $1.6 million were greater than 90 days past due.

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

(20) SEGMENT INFORMATION

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative therapies for people with serious and life threatening rare diseases and medical conditions. All products are included in one segment because the majority of the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

	Years Ended December 31,
	2016	2015	2014
Net product revenues by product:
Aldurazyme	$93,749	$97,912	$105,616
Kuvan	348,009	239,336	202,987
Naglazyme	296,537	303,090	334,447
Vimizim	354,058	228,147	77,319
Firdapse	18,028	16,037	18,047
Total net product revenues	$1,110,381	$884,522	$738,416

The following table summarizes total revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme, which is based on the location of Genzyme’s headquarters. Although Genzyme sells Aldurazyme worldwide, the revenues earned by the Company based on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters are located in the U.S.

	Years Ended December 31,
	2016	2015	2014
Total revenues by geographic region:
United States	$507,539	$444,075	$383,770
Europe	252,633	171,216	136,251
Latin America	147,471	142,305	118,562
Rest of world	209,211	132,299	110,701
Total revenues	$1,116,854	$889,895	$749,284

The following table summarizes non-monetary long-lived assets by geographic region. Non-monetary long-lived assets primarily consists of property, plant and equipment, intangible assets, goodwill and deferred tax assets.

	December 31,
	2016	2015
Long-lived assets by geography:
United States	$1,183,938	$940,512
Europe	812,833	865,233
Rest of world	2,568	2,253
Total long-lived assets	$1,999,339	$1,807,998

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(21) COLLABORATIVE AGREEMENTS

Merck Serono

In May 2005, the Company entered into an agreement with Merck Serono for the further development and commercialization of 6R-BH4, both in Kuvan for PKU and for other indications, and pegvaliase (phenylalanine ammonia lyase). Through the agreement and subsequent amendment, Merck Serono acquired exclusive rights to market these products in all territories outside the U.S., Canada and Japan, and the Company retained exclusive rights to market these products in the U.S. and Canada. Through December 31, 2015, the Company and Merck Serono were individually responsible for the costs of commercializing the products within their respective territories, with pay the Company royalties on its net sales of these products. On January 1, 2016, the Merck PKU Business acquisition was completed. As of January 1, 2016, the Company and Merck Serono have no further rights or obligations under the License Agreement with respect to pegvaliase. As of December 31, 2016, the License Agreement, as amended in December 2016, will continue in effect in order for Merck Serono to provide critical transition services for the sales and distribution of Kuvan in four remaining countries until marketing authorizations can be transferred in such countries.

See Note 5 to these Consolidated Financial Statements for additional discussion regarding the acquisition.

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

In October 2012, the Company licensed to Catalyst Pharmaceutical Partners, Inc., (Catalyst) the North American rights to develop and market Firdapse. In consideration of this licensing arrangement, the Company received from Catalyst a $5.0 million convertible promissory note. Under the terms of the note agreement, the Company received 6.7 million shares of Catalyst common stock upon the automatic conversion of the convertible promissory note on December 10, 2012. In exchange for the North American rights to Firdapse the Company may receive royalties of 7% to 10% on net product sales of Firdapse in North America. As of December 31, 2016, there were no amounts due from Catalyst for reimbursable development costs.

(22) COMPENSATION AGREEMENTS AND PLANS

Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon prior written notice and payment of specified severance, or by the officer upon four weeks’ prior written notice to the Company.

401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute to the 401(k) Plan up to the lesser of 100% of their current compensation or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matched 100% of each Participant’s contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or $12,000 per year ($14,000 per year effective January 1, 2017). The Company’s matching

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

contribution vests over four years from employment commencement and was approximately $16.0 million, $15.1 million and $8.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Employer contributions not vested upon employee termination are forfeited.

Deferred Compensation Plan

In December 2005, the Company adopted the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees, including members of the Board, management and certain highly-compensated employees as designated by the Deferred Compensation Plan’s Administrative Committee, the opportunity to make voluntary deferrals of compensation to specified future dates, retirement or death. Participants are permitted to defer portions of their salary, annual cash bonus and restricted stock. The Company may not make additional direct contributions to the Deferred Compensation Plan on behalf of the participants, without further action by the Board. Deferred compensation is held in trust and generally invested to match the investment benchmarks selected by participants. The recorded cost of any investments will approximate fair value. Company stock issued into the Deferred Compensation Plan is recorded and accounted for similarly to treasury stock in that the value of the employer stock is determined on the date the restricted stock vests and the shares are issued into the Deferred Compensation Plan. The Company stock issued into the Deferred Compensation Plan upon vesting is recorded in stockholders’ equity. As of December 31, 2016 and 2015, the fair value of Company stock held by the Deferred Compensation Plan, was $19.4 million and $25.5 million, respectively, which is included in current and non-current liabilities.  The change in market value amounted to a gain of $5.0 million, a gain of $2.5 million and a loss of $4.8 million in the years 2016, 2015 and 2014, respectively. See Note 12 to these Consolidated Financial Statements for additional discussion regarding the fair value of the Deferred Compensation Plan assets and liabilities.

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

2017	$9,051
2018	7,739
2019	4,893
2020	3,391
2021	2,728
Thereafter	6,637
Total	$34,439

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $11.6 million, $9.3 million and $7.9 million, respectively. Deferred rent accruals at December 31, 2016 totaled $2.4 million, of which $2.0 million was current. Deferred rent accruals at December 31, 2015 totaled $1.7 million, of which $1.2 million was current.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of December 31, 2016, these commitments for the next five years were approximately $45.8 million. The amounts primarily related to active pharmaceutical ingredients represent minimum purchase requirements and post marketing commitments related to the Company’s approved products.

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

The Company also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying it that Par has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of the Company’s patents listed in the FDA's Orange Book. On February 22, 2016, the Company filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe its patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

The two cases against Par have been consolidated in the District of New Jersey for all purposes, including pretrial and trial. The Court held a claim construction hearing on May 5, 2016 but has not yet issued its ruling. Fact discovery closed on September 22, 2016, and expert discovery closes on March 31, 2017.  No trial date has been set, but the Court has indicated that trial is likely to occur in May or June 2017.

The Company also received a paragraph IV notice letter, dated December 23, 2016, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (DRL), notifying it that DRL has filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of the Company’s patents listed in the FDA's Orange Book.  On February 6, 2017, the Company filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan powder and seeking an injunction to prevent DRL from introducing a generic version of Kuvan powder that would infringe the Company’s patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of DRL’s ANDA in accordance with the Hatch-Waxman Act, which expires in June 2019.  DRL has not yet answered the complaint, and no schedule has been set by the Court to date.

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

Contingent Payments

As of December 31, 2016, the Company is also subject to contingent payments totaling approximately $576.5 million upon achievement of development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $194.3 million (or €185 million based on the exchange rate of 1.05 USD per Euro in effect on December 31, 2016) relates to the Merck PKU Business acquisition and $50.8 million relates to programs that are no longer being developed.

As of December 31, 2016, the Company has recorded $161.6 million of contingent acquisition consideration payable on its Consolidated Balance Sheets in Short-term and Long-term Contingent Acquisition Consideration Payable, of which $46.3 million is expected to be paid in the next twelve months.