Form 10-Q
period 2017-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2017-05-04
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 174,490,025 shares of common stock, par value $0.001, outstanding as of April 20, 2017.

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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(In thousands of U.S. dollars, except share amounts)

	March 31,	December 31,
	2017	2016(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$348,234	$408,330
Short-term investments	329,821	381,347
Accounts receivable, net (allowance for doubtful accounts: $61 and $73, at March 31, 2017 and December 31, 2016, respectively)	230,250	215,280
Inventory	384,143	355,126
Other current assets	60,340	61,708
Total current assets	1,352,788	1,421,791
Noncurrent assets:
Long-term investments	533,628	572,711
Property, plant and equipment, net	824,013	798,768
Intangible assets, net	546,172	553,780
Goodwill	197,039	197,039
Deferred tax assets	458,387	446,786
Other assets	26,580	32,815
Total assets	$3,938,607	$4,023,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$272,447	$370,505
Short-term convertible debt, net	22,495	22,478
Short-term contingent acquisition consideration payable	45,264	46,327
Total current liabilities	340,206	439,310
Noncurrent liabilities:
Long-term convertible debt, net	668,437	660,761
Long-term contingent acquisition consideration payable	116,393	115,310
Other long-term liabilities	44,484	42,034
Total liabilities	1,169,520	1,257,415
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized; 173,304,193 and 172,647,588 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	173	173
Additional paid-in capital	4,314,793	4,288,113
Company common stock held by Nonqualified Deferred Compensation Plan (NQDC)	(14,103)	(14,321)
Accumulated other comprehensive income	5,020	12,816
Accumulated deficit	(1,536,796)	(1,520,506)
Total stockholders’ equity	2,769,087	2,766,275
Total liabilities and stockholders’ equity	$3,938,607	$4,023,690
(1)

December 31, 2016 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the SEC) on February 27, 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2017 and 2016

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Net product revenues	$302,190	$235,357
Royalty and other revenues	1,555	1,379
Total revenues	303,745	236,736
OPERATING EXPENSES:
Cost of sales	50,006	43,118
Research and development	145,003	158,793
Selling, general and administrative	120,019	105,300
Intangible asset amortization and contingent consideration	8,925	10,442
Total operating expenses	323,953	317,653
LOSS FROM OPERATIONS	(20,208)	(80,917)
Equity in the loss of BioMarin/Genzyme LLC	(523)	(135)
Interest income	3,072	1,571
Interest expense	(10,119)	(9,843)
Other income	3,472	198
LOSS BEFORE INCOME TAXES	(24,306)	(89,126)
Benefit from income taxes	(8,016)	(6,075)
NET LOSS	$(16,290)	$(83,051)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.51)
Weighted average common shares outstanding, basic and diluted	172,710	161,548
COMPREHENSIVE LOSS	$(24,086)	$(104,037)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2017

(In thousands of U.S. dollars)

(Unaudited)

				Company	Accumulated
			Additional	Common	Other		Total
	Common stock		Paid-in	Stock Held	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	by NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	172,648	$173	$4,288,113	$(14,321)	$12,816	$(1,520,506)	$2,766,275
Net loss						(16,290)	(16,290)
Other comprehensive loss					(7,796)		(7,796)
Issuances under equity incentive plans, net of tax	656		(4,849)				(4,849)
Conversion of convertible notes, net			6				6
Common stock held by NQDC				218			218
Stock-based compensation			31,523				31,523
Balance at March 31, 2017	173,304	$173	$4,314,793	$(14,103)	$5,020	$(1,536,796)	$2,769,087

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,290)	$(83,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,412	18,726
Non-cash interest expense	7,755	7,337
Accretion of discount on investments	660	309
Stock-based compensation	30,674	30,177
Gain on the sale of equity investments	(3,252)	—
Deferred income taxes	(10,441)	(21,368)
Unrealized foreign exchange gain on forward contracts	(1,730)	(6,526)
Non-cash changes in the fair value of contingent acquisition consideration payable	1,353	2,936
Other	969	526
Changes in operating assets and liabilities:
Accounts receivable, net	(14,051)	(16,044)
Inventory	(22,660)	(10,285)
Other current assets	2,763	2,399
Other assets	(527)	(1,232)
Accounts payable and accrued liabilities	(77,822)	(90,744)
Other long-term liabilities	2,744	(4,614)
Net cash used in operating activities	(80,443)	(171,454)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(69,090)	(45,204)
Maturities and sales of investments	149,916	181,267
Purchase of available-for-sale securities	(54,388)	(58,914)
Other	(1,391)	(150)
Net cash provided by investing activities	25,047	76,999
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and the Employee Stock Purchase Plan	13,086	3,521
Taxes paid related to net share settlement of equity awards	(17,935)	(40,788)
Payment of contingent acquisition consideration payable	(1,894)	—
Other	—	3
Net cash used in financing activities	(6,743)	(37,264)
Effect of exchange rate changes on cash	2,043	5,132
NET DECREASE IN CASH AND CASH EQUIVALENTS	(60,096)	(126,587)
Cash and cash equivalents:
Beginning of period	$408,330	$397,040
End of period	$348,234	$270,453
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	6,376	73,215
Stock-based compensation capitalized into inventory	3,226	2,469
Depreciation capitalized into inventory	5,508	4,135
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(26,297)	(14,788)
Accrual for inventory purchases related to the acquisition of the Merck PKU Business	—	2,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company), is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. BioMarin selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of six products and multiple clinical and pre-clinical product candidates. Brineura was granted marketing approval in the United States (U.S.) on April 27, 2017.

The Company expects to continue to finance future cash needs that exceed its operating activities primarily through its current cash, cash equivalents, short-term and long-term investments and through proceeds from debt or equity offerings, commercial borrowing, or through collaborative agreements with corporate partners. If the Company elects to increase its spending on development programs significantly above current long-term plans or enters into potential licenses and other acquisitions of complementary technologies, products or companies, the Company may need additional capital.

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other period.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that are of significance or potential significance to the Company.

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

As of March 31, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. After completing the analysis of the accounting for the Company’s customer contracts under the new revenue standard, management will assess the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis of the Company’s material contracts with customers, management does not anticipate that ASU 2014-09 will have a material impact on the timing of revenue recognition for the products that are marketed by the Company (all products except for Aldurazyme). Management is still assessing the application of ASU 2014-09 to Aldurazyme revenues earned from Genzyme Corporation (Genzyme), which are currently recognized in two components upon delivery to Genzyme and upon sale of the product by Genzyme to third parties. ASU 2014-09 may have an impact on the timing of Aldurazyme revenue recognition, however management is in the early stages of the analysis and has not yet concluded on the impact the new revenue standard will have on the timing of revenue recognition for Aldurazyme.

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

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million, in cash, the majority of which was paid in January 2016, and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met. Merck Serono transferred certain inventory, regulatory materials and approvals, and intellectual property rights to the Company and will perform certain transition services for the Company. As of December 31, 2016, the inventory acquired from Merck Serono had been sold through to customers.

The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to pegvaliase. As of March 31, 2017, the License Agreement, as amended in December 2016, continued in effect in order for Merck Serono to provide critical transition services for the sales and distribution of Kuvan in two remaining countries until marketing authorizations can be transferred in such countries.

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

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase in process research and development (IPR&D) acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable as of March 31, 2017. See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Condensed Consolidated Balance Sheet.

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

(6) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Stock Purchase Plan (the ESPP), unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	9,070	10,884
Common stock issuable under the 2017 Notes	1,105	1,464
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966
Unvested restricted stock units	3,274	1,529
Common stock potentially issuable for ESPP purchases	384	151
Common stock held by the NQDC	228	238
Total number of potentially issuable shares	22,027	22,232

The effect of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) were excluded from the diluted net loss per common share because they were antidilutive using the if-converted method. The Company’s closing stock price on March 31, 2017 and 2016 did not exceed the conversion price of $94.15 per share for the Notes.

(7) INVESTMENTS

All investments were classified as available-for-sale at March 31, 2017 and December 31, 2016. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2017 and December 31, 2016 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at March 31, 2017
Corporate debt securities	$603,611	$395	$(1,713)	$602,293
Commercial paper	4,234	—	—	4,234
U.S. government agency securities	257,525	15	(759)	256,781
Greek government-issued bonds	48	93	—	141
Total	$865,418	$503	$(2,472)	$863,449

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2016
Certificates of deposit	$2,800	$—	$—	$2,800
Corporate debt securities	633,072	329	(2,277)	631,124
Commercial paper	16,075	—	—	16,075
U.S. government agency securities	304,635	37	(747)	303,925
Greek government-issued bonds	48	86	—	134
Total	$956,630	$452	$(3,024)	$954,058

As of December 31, 2016, the Company had one investment in marketable equity securities, measured using quoted prices in its active market, which was considered a strategic investment. In the first quarter of 2017, the strategic investment was sold for a realized gain of $3.3 million. As of December 31, 2016, the fair value of the Company’s marketable equity securities was $4.1 million, which included an unrealized gain of $2.3 million, and was recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheet.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair values of available-for-sale securities by contractual maturity were as follows:

	March 31,	December 31,
	2017	2016
Maturing in one year or less	$329,821	$381,347
Maturing after one year through five years	533,628	572,711
Total	$863,449	$954,058

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2017, some of the Company’s investments were in an unrealized loss position, which the Company considers are temporary in nature. The Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016
Intangible assets:
Finite-lived intangible assets	$305,122	$305,122
Indefinite-lived intangible assets	332,199	332,199
Gross intangible assets:	637,321	637,321
Less: Accumulated amortization	(91,149)	(83,541)
Net carrying value	$546,172	$553,780

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

See Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the Company’s intangible assets.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2017	2016
Building and improvements	$511,479	$510,805
Manufacturing and laboratory equipment	254,544	242,899
Computer hardware and software	134,122	129,506
Leasehold improvements	44,303	44,184
Furniture and equipment	27,655	27,229
Land improvements	4,881	4,881
Land	55,899	55,412
Construction-in-progress	149,534	126,446
	1,182,417	1,141,362
Less: Accumulated depreciation	(358,404)	(342,594)
Total property, plant and equipment, net	$824,013	$798,768

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and its manufacturing facility in Shanbally, Cork, Ireland.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $17.5 million and $15.7 million, respectively, of which $5.5 million and $4.1 million, respectively, was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three months ended March 31, 2017 and 2016 was insignificant.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$49,871	$51,250
Work-in-process	204,379	167,788
Finished goods	129,893	136,088
Total inventory	$384,143	$355,126

In the first quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to Vimizim production. As of March 31, 2017, the value of the qualification campaign was $44.6 million, which was capitalized as inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Vimizim production, should that occur, the value of the inventory would be expensed at that time.

Other Assets consisted of the following:

	March 31,	December 31,
	2017	2016
Deposits	$9,578	$10,722
Strategic investments	—	4,064
Long-term forward foreign currency exchange contract assets	6,030	8,194
Other	10,972	9,835
Total other assets	$26,580	$32,815

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts payable and accrued operating expenses	$135,604	$191,353
Accrued compensation expense	60,526	109,038
Accrued rebates payable	36,157	34,737
Accrued royalties payable	14,106	15,151
Value added taxes payable	8,178	7,848
Other	17,876	12,378
Total accounts payable and accrued liabilities	$272,447	$370,505

(11) DEBT

Convertible Notes

The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2017	December 31, 2016
Convertible Notes due in 2017	$22,497	$22,503
Unamortized deferred offering costs	(2)	(25)
Convertible Notes due in 2017, net	22,495	22,478

Convertible Notes due in 2018	374,980	374,980
Unamortized discount	(23,867)	(27,566)
Unamortized deferred offering costs	(3,000)	(3,484)
Convertible Notes due in 2018, net	348,113	343,930

Convertible Notes due in 2020	374,993	374,993
Unamortized discount	(50,069)	(53,239)
Unamortized deferred offering costs	(4,600)	(4,923)
Convertible Notes due in 2020, net	320,324	316,831

Total convertible debt, net	$690,932	$683,239

Fair value of fixed rate convertible debt
Convertible Notes due in 2017 (1)	$96,433	$90,977
Convertible Notes due in 2018 (1)	426,424	423,202
Convertible Notes due in 2020 (1)	442,289	442,754
Total	$965,146	$956,933
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2017	2016
Coupon interest	$2,364	$2,506
Amortization of issuance costs	886	825
Accretion of debt discount	6,869	6,512
Total interest expense on convertible debt	$10,119	$9,843

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

During the three months ended March 31, 2017, certain existing holders of the Company’s senior subordinated notes due in 2017 (the 2017 Notes) elected to convert an immaterial amount of aggregate principal of the 2017 Notes into shares of the Company’s common stock. In April 2017, the remaining $22.5 million of the 2017 Notes matured and were converted into 1,103,704 shares of the Company’s common stock.

During 2016, certain existing holders of the Company’s senior subordinated notes due in 2017 elected to convert $8.9 million in aggregate principal amount of the 2017 Notes into 438,462 shares of the Company’s common stock.

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the Company’s convertible debt.

Revolving Credit Facility

In November 2016, the Company entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for up to $100.0 million in revolving loans (Revolving Credit Facility), a $10.0 million letter of credit subfacility and a $15.0 million swing line loan subfacility. The maturity date of the Revolving Credit Facility will occur on November 29, 2018. Interest on any outstanding balance of the Revolving Credit Facility is payable quarterly and draws may be voluntary prepaid at any time without penalty. In connection with entering into the Credit Agreement, $0.6 million in financing costs were incurred and will be amortized as Interest Expense over the term of the Credit Agreement. As of March 31, 2017 and December 31, 2016, there were no outstanding amounts due under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries are required to comply with covenants, including, among other things, restrictions on the Company’s and such subsidiaries’ ability to incur additional indebtedness, dispose of its assets, incur liens, make investments, and pay dividends or other distributions, in each case subject to specified exceptions. The Credit Agreement also contains customary indemnification obligations and customary events of default. If the Company’s Global Liquidity, which is defined as the sum of the market value of unrestricted cash, marketable securities and other assets to the extent constituting “cash and cash equivalents,” “short-term investments” or “long-term investments” as reflected in the Company’s Condensed Consolidated Balance Sheet, in each case, held by the Company or certain of the Company’s subsidiaries at such time, regardless of where such assets are domiciled, falls below $225.0 million at the end of any month or at the time of any borrowing or issuance of a letter of credit under the Revolving Credit Facility, then the Company’s obligations under the Credit Agreement will also be secured by the assets held by the Company in the custody account. The custody account was established in the first quarter of 2017. As of March 31, 2017, the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of March 31, 2017 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Euros – Purchase	79	110.7	Apr. 2017 - Mar. 2020
Euros – Sell	294	340.8	Apr. 2017 - Mar. 2020
Canadian Dollars – Sell	18	17.5	Apr. 2017 - Dec. 2017
Colombian Pesos – Sell	9	46,728.0	Apr. 2017 - Dec. 2017
Brazilian Reais – Sell	3	64.5	May 2017
Total	403

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through March 2020. Over the next twelve months, the Company expects to reclassify $2.4 million from accumulated other comprehensive income to earnings as the forecasted revenue and operating expense transactions occur.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative (SG&A) expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of March 31, 2017 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Euros – Purchase	1	97.8	April 2017
Brazilian Reais – Purchase	2	64.5	April 2017
British Pounds – Sell	1	12.9	May 2017
Total	4

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2017		March 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$7,847	Accounts payable and accrued liabilities	$5,884
Forward foreign currency exchange contracts	Other assets	6,030	Other long- term liabilities	1,832
Total		13,877		7,716
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	845	Accounts payable and accrued liabilities	1,004
Forward foreign currency exchange contracts	Other assets	—	Other long- term liabilities	—
Total		845		1,004
Total value of derivative contracts		$14,722		$8,720

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$13,048	Accounts payable and accrued liabilities	$5,176
Forward foreign currency exchange contracts	Other assets	8,194	Other long- term liabilities	2,342
Total		21,242		7,518
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	964	Accounts payable and accrued liabilities	25
Total		964		25
Total value of derivative contracts		$22,206		$7,543

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Derivatives Designated as Hedging Instruments:
Net loss recognized in Other Comprehensive Income (OCI) (1)	$(4,199)	$(8,481)
Net gain reclassified from accumulated OCI into earnings (2)	2,516	3,327
Net gain recognized in net loss (3)	880	4,663
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$258	$(2,260)
(1)	Net change in the fair value of the effective portion classified as OCI.
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

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

	Fair Value Measurements at March 31, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$281,145	$—	$—	$281,145
Money market instruments	—	67,089	—	67,089
Total cash and cash equivalents	281,145	67,089	—	348,234
Available-for-sale securities:
Short-term:
Corporate debt securities	—	202,249	—	202,249
Commercial paper	—	4,234	—	4,234
U.S. government agency securities	—	123,338	—	123,338
Long-term:
Corporate debt securities	—	400,044	—	400,044
U.S. government agency securities	—	133,443	—	133,443
Greek government-issued bonds	—	141	—	141
Total available-for-sale securities	—	863,449	—	863,449
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	409	—	409
Forward foreign currency exchange contract(1)	—	8,692	—	8,692
Restricted investments (2)	—	4,813	—	4,813
Total other current assets	—	13,914	—	13,914
Other assets:
Nonqualified Deferred Compensation Plan assets	—	10,829	—	10,829
Forward foreign currency exchange contract(1)	—	6,030	—	6,030
Total other assets	—	16,859	—	16,859
Total assets	$281,145	$961,311	$—	$1,242,456
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$2,389	$409	$—	$2,798
Forward foreign currency exchange contract (1)	—	6,888	—	6,888
Contingent acquisition consideration payable	—	—	45,264	45,264
Total current liabilities	2,389	7,297	45,264	54,950
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	$17,625	$10,829	—	28,454
Forward foreign currency exchange contract (1)	—	1,832	—	1,832
Contingent acquisition consideration payable	—	—	116,393	116,393
Total other long-term liabilities	17,625	12,661	116,393	146,679
Total liabilities	$20,014	$19,958	$161,657	$201,629

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Overnight deposits	$235,571	$—	$—	$235,571
Money market instruments	—	172,759	—	172,759
Total cash and cash equivalents	235,571	172,759	—	408,330
Available-for-sale securities:
Short-term:
Certificates of deposit	—	2,800	—	2,800
Corporate debt securities	—	193,974	—	193,974
Commercial paper	—	16,075	—	16,075
U.S. government agency securities	—	168,499	—	168,499
Long-term:
Corporate debt securities	—	437,150	—	437,150
U.S. government agency securities	—	135,426	—	135,426
Greek government-issued bonds	—	134	—	134
Total available-for-sale securities	—	954,058	—	954,058
Other current assets:
Nonqualified Deferred Compensation Plan assets	—	163	—	163
Forward foreign currency exchange contract(1)	—	14,012	—	14,012
Restricted investments (2)	—	3,754	—	3,754
Total other current assets	—	17,929	—	17,929
Other assets:
Nonqualified Deferred Compensation Plan assets	—	9,121	—	9,121
Forward foreign currency exchange contract (1)	—	8,194	—	8,194
Strategic investment (3)	4,064	—	—	4,064
Total other assets	4,064	17,315	—	21,379
Total assets	$239,635	$1,162,061	$—	$1,401,696
Liabilities:
Current liabilities:
Nonqualified Deferred Compensation Plan liability	$2,073	$163	$—	$2,236
Forward foreign currency exchange contract(1)	—	5,201	—	5,201
Contingent acquisition consideration payable	—	—	46,327	46,327
Total current liabilities	2,073	5,364	46,327	53,764
Other long-term liabilities:
Nonqualified Deferred Compensation Plan liability	17,303	9,121	—	26,424
Forward foreign currency exchange contract (1)	—	2,342	—	2,342
Contingent acquisition consideration payable	—	—	115,310	115,310
Total other long-term liabilities	17,303	11,463	115,310	144,076
Total liabilities	$19,376	$16,827	$161,637	$197,840
(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at March 31, 2017 and December 31, 2016 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.
(3)

The Company had investments in marketable equity securities measured using quoted prices in an active market that were considered strategic investments. See Note 7 to these Condensed Consolidated Financial Statements for additional discussion regarding the Company’s strategic investment.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

There were no transfers between levels during the three months ended March 31, 2017.

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

Contingent acquisition consideration payable at December 31, 2016	$161,637
Changes in the fair value of contingent acquisition consideration payable for continuing development programs	1,353
Milestone payments to former Huxley Pharmaceuticals, Inc. shareholders	(3,500)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	2,167
Contingent acquisition consideration payable at March 31, 2017	$161,657

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. As of March 31, 2017, the balance of the asset retirement obligation liability was $4.0 million.

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

(14) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Amended and Restated 2006 Share Incentive Plan (the Share Incentive Plan) and the ESPP. The Company’s stock-based compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the Board), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to these stock-based compensation plans.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes. The Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. Effective January 1, 2016, forfeitures were accounted for as they occurred. The assumptions used to estimate the per share fair value of stock options granted under the Share Incentive Plan were as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	38 – 40%	36 - 44%
Dividend yield	0.0%	0.0%
Expected life	5.0 – 6.6 years	6.5 - 8.1 years
Risk-free interest rate	1.8 – 2.2%	1.5 - 2.1%

During the three months ended March 31, 2017, the Company granted options to purchase 685,870 shares of common stock with a weighted average fair value of $36.23 per share.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended March 31, 2017.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. During the three months ended March 31, 2017, the Company granted 1,132,580 RSUs with service-based vesting conditions with a weighted average fair value of $87.51 per share.

Restricted Stock Unit Awards with Performance Conditions

On March 22, 2017, pursuant to Board approval, the Company granted 133,250 RSUs with performance-vesting conditions (the 2017 Base RSUs) under the Share Incentive Plan to certain executive officers. The award of the RSUs under this specific grant is contingent upon the achievement of a 2017 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The number of RSUs to be awarded upon achievement of the performance condition may range between 50% and 200% of the 2017 Base RSUs, dependent on the percentage of 2017 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme) achieved against the target managed revenues with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target. Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2017 Base RSUs was determined to be $87.42 per RSU, based on the fair value of the common stock underlying the 2017 Base RSUs on the grant date. The Company evaluated the 2017 revenue target in the context of its current 2017 revenue forecast and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes in the first quarter of 2017. As a result, the Company recognized $0.1 million of compensation expense related to these awards during the three months ended March 31, 2017.

On March 15, 2016, pursuant to Board approval, the Company granted 130,310 RSUs with performance-vesting conditions (the 2016 Base RSUs) and a three-year service period, under the Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2016 revenue target, the Company applied a multiplier of 103% and issued 134,219 RSUs with a grant date fair value of $83.43 per RSU. The Company recognized $1.1 million and $0.2 million of compensation expense related to these awards during the three months ended March 31, 2017 and 2016, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSUs with performance-vesting conditions (the 2015 Base RSUs) and a three-year service period, under the Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2015 revenue target, the Company applied a multiplier of 111% and issued 64,713 RSUs with a grant date fair value of $108.36 per RSU. The Company recognized $0.6 million and $0.8 million of compensation expense related to these awards during the three months ended March 31, 2017 and 2016, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2017	2016
Cost of sales	$2,286	$1,562
R&D	11,494	13,707
SG&A	16,894	14,908
Total stock-based compensation expense	$30,674	$30,177

The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in 2016, noting that the impact of the election to use actual forfeitures rather than estimated forfeitures on quarterly reporting was insignificant.

Stock-based compensation expense of $3.2 million and $2.5 million was capitalized into inventory for the three months ended March 31, 2017 and 2016, respectively. Capitalized stock-based compensation is recognized as Cost of Sales when the related product is sold.

(15) COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Consolidated Statement of
Details about AOCI Components	2017	2016	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$3,542	$3,189	Net product revenues
Forward foreign currency exchange contracts	(1,026)	4,432	SG&A
Total gain on cash flow hedges	2,516	7,621
Gain on sale of available-for-sale securities	3,252	—	Other income
Income tax effect of the above	(1,181)	—	Benefit from income taxes
	$4,587	$7,621	Net loss

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income and reclassifications out of AOCI for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816
Other comprehensive income (loss) before reclassifications	(4,199)	1,567	(1)	(2,633)
Less net gain reclassified from AOCI	2,516	3,252	—	5,768
Tax effect	—	(605)	—	(605)
Net current-period other comprehensive loss	(6,715)	(1,080)	(1)	(7,796)
AOCI balance at March 31, 2017	$6,291	$(1,258)	$(13)	$5,020

	Three Months Ended March 31, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	$13,602	$7,441	$(10)	$21,033
Other comprehensive income (loss) before reclassifications	(8,481)	(7,679)	3	(16,157)
Less gain reclassified from AOCI	7,621	—	—	7,621
Tax effect	—	(2,792)	—	(2,792)
Net current-period other comprehensive income (loss)	(16,102)	(4,887)	3	(20,986)
AOCI balance at March 31, 2016	$(2,500)	$2,554	$(7)	$47

(16) REVENUE AND CREDIT CONCENTRATIONS

Net Product Revenue - The Company considers there to be revenue concentration risks for regions where net product revenue exceeds 10% of consolidated net product revenue. The concentration of the Company’s net product revenue within the regions below may have a material adverse effect on the Company’s revenue and results of operations if sales in the respective regions experience difficulties.

The table below summarizes consolidated net product revenue concentrations based on patient location for Vimizim, Naglazyme, Kuvan and Firdapse which are sold directly by the Company and global sales of Aldurazyme which is marketed by Genzyme. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties. In April 2017, the FDA granted Brineura U.S. marketing approval.

	Three Months Ended March 31,
	2017	2016
Net product revenues marketed by the Company
United States	37%	39%
Europe	22%	25%
Latin America	12%	8%
Rest of world	22%	21%
Total net product revenue marketed by the Company	93%	93%
Aldurazyme net product revenues marketed by Genzyme	7%	7%
Total net product revenues	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s largest customers for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Customer A	17%	20%
Customer B	13%	14%
Customer C	10%	10%
Total	40%	44%

On a consolidated basis, the Company’s two largest customer accounts receivable balances accounted for 20% and 19% of the March 31, 2017 total accounts receivable balance, respectively, compared to December 31, 2016, when the two largest customer accounts receivable balances accounted for 26% and 20% of the total accounts receivable balance, respectively. As of March 31, 2017, and December 31, 2016, the accounts receivable balance for Genzyme included $24.8 million and $30.7 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The Company sells its products in countries, including Southern European countries, Russia, Chile and Brazil, which face economic crises and local currency devaluation. Although the Company has historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for the Company’s products. The Company has not historically experienced a significant level of uncollected receivables and has received continued payments from its more aged accounts in these countries. The Company believes that the allowances for doubtful accounts related to these countries, if any, is adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries.

(17) SEGMENT INFORMATION

The Company operates in one business segment, which focuses on the development and commercialization of innovative therapies for people with serious and life threatening rare diseases and medical conditions. All products are included in one segment because all of the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

	Three Months Ended March 31,
	2017	2016
Net product revenues by product:
Aldurazyme	$19,355	$16,445
Firdapse	4,110	4,239
Kuvan	92,346	76,692
Naglazyme	80,558	65,403
Vimizim	105,821	72,578
Total net product revenues	$302,190	$235,357

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

	Three Months Ended March 31,
	2017	2016
Total revenues by geographic region:
United States	$132,485	$109,146
Europe	66,019	59,710
Latin America	37,263	18,379
Rest of world	67,978	49,501
Total revenues	$303,745	$236,736

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

Paragraph IV Notices

The Company received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, the Company filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of the Company’s patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe the Company’s patents prior to their expiration. In September 2015, the Company and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, the Company granted DRL a non-exclusive license to its Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning as early as October 1, 2020.

Additionally, the Company received a paragraph IV notice letter, dated January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying it that Par had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of the Company’s patents listed in the FDA’s Orange Book. Together with Merck & Cie, on March 6, 2015, the Company filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan tablets and seeking an injunction to prevent Par from introducing a generic version of Kuvan tablets that would infringe its patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2017. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The Company also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying it that Par had filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of the Company’s patents listed in the FDA's Orange Book. On February 22, 2016, the Company filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe its patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

In April 2017, the Company and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, the Company granted Par a non-exclusive license to its Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

The Company also received a paragraph IV notice letter, dated December 23, 2016, from DRL, notifying it that DRL had filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of the Company’s patents listed in the FDA's Orange Book. On February 6, 2017, the Company filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of its patents relating to Kuvan powder and seeking an injunction to prevent DRL from introducing a generic version of Kuvan powder that would infringe the Company’s patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of DRL’s ANDA in accordance with the Hatch-Waxman Act, which expires in June 2019 or earlier if the court enters judgment finding that each of the then-asserted patents is invalid or not infringed, or such shorter or longer period as the court may order. DRL filed its answer to the complaint on April 10, 2017, alleging, inter alia, that the patents are not infringed and/or are invalid.  Neither the DRL Tablet Settlement Agreement nor the Par Settlement Agreement affects this currently pending litigation against DRL relating to Kuvan 100 mg oral powder.

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

Contingent Payments

As of March 31, 2017, the Company is subject to contingent payments totaling approximately $581.8 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $198.0 million (or €185 million based on the exchange rate of 1.07 USD per Euro in effect on March 31, 2017) relates to the Merck PKU Business acquisition and $51.0 million relates to programs that are no longer being developed.

As of March 31, 2017, the Company has recorded $161.7 million of contingent acquisition consideration payable on its Condensed Consolidated Balances Sheets in Short-term and Long-term Contingent Acquisition Consideration Payable, of which $45.3 million is expected to be paid in the next twelve months.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of March 31, 2017, these commitments for the next five years were approximately $94.4 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s approved products.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) BENEFIT FROM INCOME TAXES

The Company has historically computed its interim period benefit from income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated benefit from income taxes for the three months ended March 31, 2017 and 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2017 and 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements may be found in the part of this Item 2 entitled “Overview” and other sections of this Quarterly Report on Form 10-Q. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the SEC) on February 27, 2017. You should carefully consider that information before you make an investment decision.

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

Our therapy portfolio consists of five products and multiple clinical and pre-clinical product candidates. Our commercial products are Aldurazyme (laronidase) for Mucopolysaccharidosis I (MPS I), Brineura (cerliponase alfa) for the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2), Firdapse (amifampridine phosphate) for Lambert Eaton Myasthenic Syndrome (LEMS), Kuvan (sapropterin dihydrochloride) for phenylketonuria (PKU), Naglazyme (galsulfase) for Mucopolysaccharidosis VI (MPS VI) and Vimizim (elosulfase alpha) for Mucopolysaccharidosis IV Type A (MPS IV A).

Business Developments

We continued to grow our commercial business and advance our product pipeline during the first quarter of 2017. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments in 2017 to date:

•

In April 2017, the U.S. Food and Drug Administration (FDA) approved Brineura (cerliponase alfa) to slow the progression of loss of ambulation in symptomatic pediatric patients 3 years of age and older with Neuronal Ceroid Lipofuscinosis Type 2 (CLN2) disease, a form of Batten disease, which is also known as tripeptidyl peptidase 1 (TPP1) deficiency. Brineura is the first treatment approved to slow the progression of loss of ambulation children with CLN2 disease. We have begun marketing Brineura in the U.S. and the product is expected to be available in the U.S. by early June 2017.

•

In April 2017, we announced that the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the European Medicines Agency (EMA), has adopted a positive opinion for our Marketing Authorization Application (MAA) for Brineura to treat children with CLN2 disease. The CHMP's recommendation is now referred to the European Commission (EC), which is expected to render its final decision by the second quarter of 2017. The EC typically adheres to the recommendation of the CHMP, but is not obligated to do so.  If approved by the EC, we will receive marketing authorization for Brineura in all 28 countries of the European Union (EU), Norway, Iceland and Liechtenstein.

•

In December 2016, we announced the enrollment of the first patient in our Phase 3 trial for vosoritide, for the treatment of children with achondroplasia. The Phase 3 study is a randomized, placebo-controlled study of vosoritide in approximately 110 children with achondroplasia ages 5-14 for 52 weeks. The study will be followed by a subsequent open-label extension. In April 2017, following discussions with global health authorities, we announced plans to augment the growth velocity data in the Phase 3 study with assessments of proportionality, functionality and cumulative growth observed in that study and the ongoing Phase 2 study, as well as safety and efficacy in infants.

•

In April 2017, we announced that we have entered into a settlement agreement with Par Pharmaceutical (Par) that resolves patent litigation in the United States (U.S.) related to our Kuvan (sapropterin dihydrochloride) 100 mg oral tablets and powder for oral solution in 100 mg packets. Under the terms of the settlement, we will grant Par a non-exclusive license to our patents related to Kuvan to allow Par to market a generic version of sapropterin dihydrochloride 100 mg tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on:  April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

•

In January 2017, we announced an update to positive interim clinical results of an open-label Phase 1/2 study of BMN 270, an investigational gene therapy treatment for severe hemophilia A. In February 2017, we announced that the EMA has granted BMN 270 access to its Priority Medicines (PRIME) regulatory initiative. To be accepted for PRIME, an investigational therapy has to show its potential to benefit patients with unmet medical needs based on early clinical data. In March 2016, we received Orphan Drug Designation from the FDA for BMN 270 for hemophilia A.

•

In January 2017, we announced preliminary results of a Phase 1/2 trial of BMN 250, an investigational enzyme replacement therapy using a novel fusion of recombinant human alpha-N-acetyglucosaminidase with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome or mucopolysaccharidosis IIIB (MPS IIIB). We observed reduced heparan sulfate levels to normal range in cerebral spinal fluid of MPS IIIB patients in this trial. Additionally, patients have safely escalated to a 300 mg dosage.

•	We reported total revenues of $303.7 million for the three months ended March 31, 2017 as compared to $236.7 million for the three months ended March 31, 2016.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2017	2016
Total revenues	$303.7	$236.7
Cost of sales	50.0	43.1
Research and Development (R&D) expense	145.0	158.8
Selling, general and administrative (SG&A) expense	120.0	105.3
Intangible asset amortization and contingent consideration expense	8.9	10.4
Net loss	(16.3)	(83.1)
Stock-based compensation expense	30.7	30.2

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Net product revenues are generated from the five approved products in our product portfolio as of March 31, 2017. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Royalty and Other Revenues include royalties on net sales of products to licensees or sublicensees, collaborative agreement revenues and rental income associated with the tenants in our San Rafael, California facility.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $1.2 billion as of March 31, 2017, compared to $1.4 billion as of December 31, 2016. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies and Estimates

In preparing our Condensed Consolidated Financial Statements in accordance with GAAP in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for business combinations, contingent acquisition consideration payable, income taxes, long-lived assets and revenue recognition have the greatest impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2017, was $16.3 million, compared to a net loss of $83.1 million for the three months ended March 31, 2016. The decrease in net loss was primarily a result of the following (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Total revenues	$303.7	$236.7	$67.0
Cost of sales	50.0	43.1	6.9
R&D expense	145.0	158.8	(13.8)
SG&A expense	120.0	105.3	14.7
Intangible asset amortization and contingent consideration	8.9	10.4	(1.5)
Other, net	(4.1)	(8.3)	4.2
Benefit from income taxes	(8.0)	(6.1)	(1.9)
Net loss	$(16.3)	$(83.1)	$66.8

See below for additional information related to the primary net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues

A summary of our various commercial products, including key metrics as of March 31, 2017, is provided below:

Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration	U.S. Biologic Exclusivity Expiration	EU Orphan Drug Exclusivity Expiration
Aldurazyme	MPS I	Expired	Expired	Expired
Firdapse	LEMS	NA (1)	NA	2019
Kuvan	PKU	Expired	NA	2020 (2)
Naglazyme	MPS VI	Expired	2017	Expired
Vimizim	MPS IVA	2021	2026	2024
(1)	Firdapse has not received marketing approval in the U.S. We have licensed the North American rights to develop and market Firdapse to a third-party.
(2)

Kuvan has been granted orphan drug status in the EU, which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020. Furthermore, Merck Serono marketed Kuvan in the EU until January 1, 2016, and as of March 31, 2017, continued to provide critical transition services for the sale and distribution of Kuvan in two countries where the regulatory approvals had not yet been transferred to us. See Note 4 to our accompanying Condensed Consolidated Financial for further discussion.

Net product revenues consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Aldurazyme	$19.4	$16.4	$3.0
Firdapse	4.1	4.3	(0.2)
Kuvan	92.3	76.7	15.6
Naglazyme	80.6	65.4	15.2
Vimizim	105.8	72.6	33.2
Total net product revenues	$302.2	$235.4	$66.8

Our Firdapse, Kuvan, Naglazyme and Vimizim customers include a limited number of specialty pharmacies and end users, such as hospitals and foreign government agencies. We also sell Kuvan, Naglazyme and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end users and generally do not stock significant quantities of our products. However, in certain countries, particularly in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our net product revenues denominated in U.S. dollar (USD) and foreign currencies (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Sales denominated in USD	$179.3	$134.1	$45.2
Sales denominated in foreign currencies	122.9	101.3	21.6
Total net product revenues	$302.2	$235.4	$66.8

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended March 31, 2017 was positive by $0.7 million, compared to a negative impact of $3.6 million during the three months ended March 31, 2016.

The following is additional discussion of our results by product:

•

Aldurazyme: The increase in Aldurazyme net product revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to increased Aldurazyme revenues reported by Genzyme, offset in part by a decrease in shipments to Genzyme. Aldurazyme revenues reported by Genzyme totaled $55.4 million and $52.8 million for the three months ended March 31, 2017 and 2016, respectively. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in USD.

•

Kuvan: The increase in Kuvan net product revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to an increase in patients on Kuvan therapy in the U.S. and the completion of the transition of the ex-North American territories acquired in 2016.

•

Naglazyme: The increase in Naglazyme net product revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to the timing of central government orders from Latin America and the Middle East, as well as new patients initiating therapy.

•

Vimizim: The increase in Vimizim net product revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributed to new patients initiating therapy.

Cost of Sales and Product Gross Margin

The following table summarizes our cost of goods sold and product gross margin (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	Change
Total net product sales	$302.2	$235.4	$66.8
Cost of sales	50.0	43.1	6.9
Product gross margin	83%	82%	1%

Product gross margin (net product revenues less cost of sales, expressed as a percentage of net product revenues) for total net product sales was 83% for the three months ended March 31, 2017, compared to 82% for the three months ended March 31, 2016. Our product gross margin for the three months ended March 31, 2017 increased compared to 2016 primarily due to change in product mix and the recognition in 2016 of the fair value adjustment to Kuvan inventory acquired in the Merck PKU Business acquisition, which reduced gross margin for those units to a reasonable seller’s profit. As of December 31, 2016, inventory acquired from Merck Serono has been sold through to customers. We do not expect gross margins to fluctuate significantly in the near future.

Research and Development

A summary of our on-going major development programs, including key metrics as of March 31, 2017, is provided below:

		U.S. Orphan	EU Orphan
Major Products in Development	Target Indication	Designation	Designation	Stage
BMN 250	MPS IIIB (1)	Yes	Yes	Clinical Phase 1/2
BMN 270 (2)	Hemophilia A	Yes	Yes	Clinical Phase 1/2
Brineura	CLN2	Yes	Yes	Marketing authorization regulatory review (3)
Pegvaliase	PKU	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
(1)	Sanfilippo B syndrome, or mucopolysaccharidosis type IIIB (MPS IIIB).
(2)	BMN 270 is an investigational gene therapy for Hemophilia A, also called factor VIII deficiency or classic hemophilia.
(3)

We received the CHMP's positive opinion on April 21, 2017. The EC is expected to render its final decision in the second quarter of 2017. In April 2017, the FDA granted marketing approval for Brineura.

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

R&D expense decreased to $145.0 million for the three months ended March 31, 2017, from $158.8 million for the three months ended March 31, 2016. R&D expense consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016	Change
BMN 250	$9.5	$12.4	$(2.9)
BMN 270	21.3	11.7	9.6
Brineura	16.6	16.0	0.6
Pegvaliase	25.8	19.0	6.8
Vosoritide	13.6	13.1	0.5
Approved products	17.2	18.0	(0.8)
Early stage programs	19.6	12.1	7.5
Discontinued programs	3.9	37.8	(33.9)
Other and non-allocated	17.5	18.7	(1.2)
Total	$145.0	$158.8	$(13.8)

The increase in BMN 270 and pegvaliase R&D expense was attributable to increased clinical trial activities related to these product candidates. The increase in development expense related to early development stage programs was primarily attributable to the pre-clinical activity. The decrease in R&D expense for discontinued programs primarily related to the termination of the Kyndrisa and other exons and reveglucosidase alfa development programs.

During the remainder of 2017, we expect our R&D spending to increase over 2016 levels due to our BMN 270, pegvaliase and vosoritide programs progressing in their development. We also expect increased spending on pre-clinical and clinical activities for our early development stage programs, including BMN 250 and other pre-clinical programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A expense increased to $120.0 million for the three months ended March 31, 2017, from $105.3 million for the three months ended March 31, 2016. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Sales and marketing (S&M) expense	$62.8	$53.7	$9.1
General and administrative (G&A) expense	57.2	51.6	5.6
Total SG&A expense	$120.0	$105.3	$14.7

	Three Months Ended March 31,
S&M expense by product	2017	2016	Change
Vimizim	$17.6	$14.3	$3.3
Naglazyme	11.8	11.5	0.3
Kuvan	19.8	14.5	5.3
Other and not allocated	13.6	13.4	0.2
Total S&M expense	$62.8	$53.7	$9.1

S&M expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. The increase in Kuvan S&M expense is attributable to continued expansion of worldwide commercial activities as a result of acquiring the worldwide rights to Kuvan, except for Japan, on January 1, 2016. We continue to incur S&M expense for Naglazyme and Vimizim as a result of continued expansion of our worldwide commercial activities. The increase in other S&M expense was driven by an increase in pre-commercialization marketing expense for Brineura.

G&A expense primarily consisted of corporate support and other administrative expenses, including employee-related expenses such as stock-based compensation expense, which increased in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased personnel, partially offset by the impact of foreign currency fluctuations.

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

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Changes in the fair value of contingent acquisition consideration payable	$1.4	$2.9	$(1.5)
Amortization of intangible assets	7.5	7.5	—
Total intangible asset amortization and contingent consideration	$8.9	$10.4	$(1.5)

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. During the three months ended March 31, 2017, the majority of the changes related to the progress of the PKU developmental program for pegvaliase.

Interest Income

We invest our cash, short-term and long-term investments in U.S. government securities and other high credit quality securities in order to limit default and market risk. Interest income totaled $3.1 million for the three months ended March 31, 2017, compared to $1.6 million for the three months ended March 31, 2016. The increase in interest income during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 was primarily due to higher investment balances, which increased due to the August 2016 public offering of our common stock, and higher average interest rate on investments. Due to higher interest rates and planned spend, we do not expect interest income to fluctuate significantly over the next 12 months.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Coupon interest	$2.4	$2.5	$(0.1)
Amortization of issuance costs	0.9	0.8	0.1
Accretion of discount on convertible notes	6.8	6.5	0.3
Total interest expense	$10.1	$9.8	$0.3

Interest expense primarily consisted of amounts related to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt, including $375.0 million principal amount of 0.75% senior subordinated convertible notes due in October 2018 (the 2018 Notes) and $375.0 million principal amount of 1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes). Interest expense in the three months ended March 31, 2017, compared to the three months ended March 31, 2016 remained relatively flat. We do not expect interest expense to fluctuate significantly over the next 12 months. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Benefit from Income Taxes

For the three months ended March 31, 2017, we recognized a benefit from income taxes of $8.0 million, compared to the three months ended March 31, 2016 when we recognized an income tax benefit of $6.1 million. We have historically computed our interim period benefit from income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, we have computed the U.S. component of the consolidated benefit from income taxes for the three months ended March 31, 2017 and 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2017 and 2016.

The benefit from income taxes for the three months ended March 31, 2017 and 2016 consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and the federal and California R&D credits, and the tax benefit related to stock option exercises during these periods, which resulted in a net tax benefit in both periods. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion of the components of our benefit from income taxes.

Financial Position, Liquidity and Capital Resources

As of March 31, 2017, we had $1.2 billion in cash, cash equivalents, and short-term and long-term investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our Notes, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. As of March 31, 2017, $103.9 million of our $1.2 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our liquidity and capital resources as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31,	December 31,
	2017	2016	Change
Cash and cash equivalents	$348.2	$408.3	$(60.1)
Short-term investments	329.8	381.3	(51.5)
Long-term investments	533.7	572.8	(39.1)
Cash, cash equivalents and investments	$1,211.7	$1,362.4	$(150.7)

Convertible debt	$690.9	$683.2	$7.7

Our cash flows for the three months ended March 31, 2017 and 2016 are summarized as follows (in millions):

	2017	2016	Change
Cash and cash equivalents at the beginning of the period	$408.3	$397.0	$11.3
Net cash used in operating activities	(80.4)	(171.5)	91.1
Net cash provided by investing activities	25.0	77.0	(52.0)
Net cash used in financing activities	(6.7)	(37.3)	30.6
Foreign exchange impact	2.0	5.3	(3.3)
Cash and cash equivalents at the end of the period	$348.2	$270.5	$77.7
Short-term and long-term investments	863.5	500.8	362.7
Cash, cash equivalents and investments	$1,211.7	$771.3	$440.4

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $80.4 million, compared to cash used in operating activities of $171.5 million for the three months ended March 31, 2016. Cash used in operating activities primarily consisted of net loss of $16.3 million, adjusted for non-cash items such as $30.7 million for stock-based compensation expenses, $19.4 million for depreciation and amortization expense, $7.8 million of non-cash interest expense, offset by $10.4 million for deferred income taxes benefit and $3.3 million gain on the sale of strategic investments. Changes in operating assets and liabilities resulted in a net cash outflow of $109.6 million that consisted primarily of increased cash outflow for bonus compensation payments and increased inventory spending on the pre-launch Brineura inventory as well as for all commercial products to meet anticipated future sales demand.

Cash Provided by Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2017 was $25.0 million, compared to net cash provided by investing activities during the three months ended March 31, 2016 of $77.0 million. The decrease in net cash provided by investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily consisted of a $26.8 million decrease in net maturities and purchases of available-for-sale securities and a $23.9 million increase of capital purchases. We expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $6.7 million, compared to net cash used in financing activities of $37.3 million for the three months ended March 31, 2016. The decrease in net cash used in financing activities for the three months ended March 31, 2017 was primarily attributable to a $22.9 million decrease in taxes paid related to net share settlement of employee equity awards and a $9.6 million increase in proceeds from employee stock option exercises.

Other Information

The 2017 Notes matured on April 23, 2017, with conversion of all principal amounts except for a final cash settlement of $26,000. Our indebtedness consists primarily of the 2018 and 2020 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018 and 2020. Our $772.5 million (undiscounted) of total convertible debt as of March 31, 2017 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we are required to settle the principal amount of our conversion obligation in cash. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. Moreover, if we are unable to refinance the Notes, we must repay the Notes. We may seek to refinance or repay these obligations through funds raised from third-party financing, or equity or debt financings, none of which may be available on commercially reasonable terms, if at all. In addition, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

On August 12, 2016, we sold 7.5 million shares of our common stock at a price of $96.00 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $712.9 million from this public offering after accounting for the underwriting discount and offering costs.

In November 2016 we entered into a new Credit Agreement providing for up to $100.0 million in revolving loans (the Revolving Credit Facility). We expect to use the proceeds of the Revolving Credit Facility to finance ongoing working capital needs (including timing differences resulting from the strategic reduction of short-term investments) and for other general corporate purposes. As of March 31, 2017 we have not drawn on the Revolving Credit Facility. Although quarterly interest payments will be due on any outstanding balance due, we anticipate any balance due to be short-term in nature. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

We sell our products in other countries, including Southern European countries, Russia, Chile and Brazil, which face economic crises and local currency devaluation. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses of our major development programs from inception to March 31, 2017 were as follows (in millions):

Since Program
Inception
BMN 250	$108.1
BMN 270	142.4
Brineura	204.8
Pegvaliase	426.6
Vosoritide	188.2
Approved products	924.9
Other and non-allocated	Not meaningful

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
•

results relating to our lawsuit against DRL to protect our patents relating to Kuvan powder and generic competition to Kuvan relating to our settlements with DRL (related to Kuvan tablets) and Par (related to Kuvan tablets and powder);

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $581.8 million as of March 31, 2017, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $198.0 million (USD equivalent of 185 million Euros translated at 1.07 USD per Euro) relates to the Merck PKU Business acquisition and $51.0 million relates to programs that are no longer being developed. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

During the three months ended March 31, 2017, certain existing holders of the 2017 Notes elected to convert an immaterial amount of aggregate principal of the 2017 Notes into shares of our common stock. In April 2017, certain existing holders of the 2017 Notes elected to convert $22.5 million in aggregate principal amount of the 2017 Notes into 1,103,704 shares of our common stock prior to maturity of the 2017 Notes on April 23, 2017. The 2017 notes matured on April 23, 2017 with conversion of all principal amounts except for a final cash settlement of $26,000.

Other than as set forth above, there have been no material changes to the Company’s contractual and commercial obligations during the three months ended March 31, 2017, as compared to the significant accounting policies disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2017 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017.

Item 4.	Controls and Procedures

(a) Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Paragraph IV Notices

We received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration. In September 2015, we and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning as early as October 1, 2020.

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

We also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying us that Par had filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 22, 2016, we filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

In April 2017, we and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, we granted Par a non-exclusive license to our Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

We also received a paragraph IV notice letter, dated December 23, 2016, from DRL, notifying us that DRL had filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 6, 2017, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent DRL from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of DRL’s ANDA in accordance with the Hatch-Waxman Act, which expires in June 2019 or earlier if the court enters judgment finding that each of the then-asserted patents is invalid or not infringed, or such shorter or longer period as the court may order. DRL filed its answer to the complaint on April 10, 2017, alleging, inter alia, that the patents are not infringed and/or are invalid.  Neither the DRL Tablet Settlement Agreement nor the Par Settlement Agreement affects this currently pending litigation against DRL relating to Kuvan 100 mg oral powder.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017.

Risks Related to Our Business

*If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.

We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates, including Brineura outside of the United States and pegvaliase, in any jurisdiction. For example, even though the pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001), we did not demonstrate a statistically significant improvement in inattention or mood scores, a key secondary clinical neurocognitive endpoint. Although we intend to file a BLA for pegvaliase with the FDA in the second quarter of 2017, there is no assurance that a reduction in blood Phe alone will be sufficient to support the FDA’s full regulatory approval of pegvaliase.

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

In addition, some of our product candidates are intended to be used in combination with a delivery device, such as an injector or other delivery system. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the U.S. A combination product generally is defined as a product consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA review process and criteria is not a well-established area, which could also lead to delays in the approval process. In addition, because these delivery devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

From time to time during the regulatory approval process for our products and product candidates, we engage in discussions with the FDA and comparable international regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. As part of these discussions, we sometimes seek advice in the design of our clinical programs from various regulatory agencies globally, but we do not always follow such guidance. This increases the chance of adverse regulatory actions, but we try to always provide appropriate scientific evidence to support approval. Also, sometimes different regulatory agencies provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or is otherwise inappropriate. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other non-U.S. regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

*Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, the EMA and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.

All of our products have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, with the exception of Firdapse, which has received regulatory approval to be commercially marketed only in the EU, and Brineura, which has received regulatory approval to be commercially marketed only in the U.S. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

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

Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on product manufacturing processes;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	untitled or warning letters or other adverse publicity;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	refusal to permit the import or export of our products;
•	product seizure;
•	fines, restitution or disgorgement of profits or revenue;

•	injunctions; or
•	imposition of civil or criminal penalties.

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

*We may face competition from biosimilars approved through an abbreviated regulatory pathway.

Our Aldurazyme, Naglazyme, Vimizim and Brineura products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The BPCIA establishes a period of 12 years of exclusivity for reference products. Aldurazyme’s exclusivity under the BPCIA expired in 2015, Naglazyme’s exclusivity under the BPCIA expires June 1, 2017, and Vimizim’s exclusivity under the BPCIA expires in 2026. Our products approved under BLAs, as well as products in development that may be approved under BLAs in the future, could be reference products for biosimilar marketing applications.

*To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain.

As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. We expect the number of preclinical studies and clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, or despite having favorable data in connection with an interim analysis. A number of companies in the biopharmaceutical industry, including us with respect to Kyndrisa, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Also, as noted above, we do not always follow the advice of regulatory authorities or comply with all of their requests regarding the design of our clinical programs. In those cases, we may choose a development program that is inconsistent with the advice of regulatory authorities, which may limit the jurisdictions where we conduct clinical trials and/or adversely affect our ability to obtain approval in those jurisdictions where we do not follow the regulatory advice.

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

As of March 31, 2017, we had cash, cash equivalents and short and long-term investments totaling $1.2 billion and long-term debt obligations of $772.5 million (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.5 million in the three months ended March 31, 2017, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

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

As of March 31, 2017, we had $772.5 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes and $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes. In November 2016, we also entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, providing for up to $100.0 million in revolving loans. Our indebtedness may:

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

Our indebtedness consists primarily of the 2018 and 2020 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018 and 2020. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we are required to settle the principal amount of our conversion obligation in cash. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. Moreover, if we are unable to refinance the Notes, we must repay the Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share.

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

*Government health care reform could increase our costs and adversely affect our revenue and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The U.S. the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act (AHCA), which, if enacted, would have amended or repealed significant portions of the PPACA. However, consensus over the scope of the AHCA could not be reached by its proponents in the U.S. House of Representatives. Thus, the AHCA has been withdrawn and the prospects for legislative action on the AHCA are uncertain. Congress could consider other legislation to repeal or replace elements of the PPACA. Because of the continued uncertainty about the implementation of the PPACA, including the potential for further legal challenges or repeal of the PPACA, the full impact of the PPACA on our business remains unclear.

In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For more information regarding government health care reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017.

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

In addition, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If we are found in violation of one of these laws, we may be subject to criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, debarment, suspension or exclusion from participation in federal or state health care programs, any of which could adversely affect our business, financial condition and results of operation.

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

*If we fail to comply with U.S. export control and economic sanctions, our business, financial condition and operating results may be adversely affected.

We rely on a general license from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) to sell our medicines for eventual use by hospital and clinic end-users in Iran. The use of this OFAC general license requires us to observe strict conditions with respect to products sold, end-user limitations and payment requirements. Although we believe we have maintained compliance with the general license requirements, there can be no assurance that the general license will not be revoked, be renewed in the future or that we will remain in compliance.  Moreover, a violation of the OFAC general license could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

*Failure to comply with applicable anti-corruption legislation could result in fines, criminal penalties and materially adversely affect our business, financial condition and results of operations.

We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the FCPA in the United States, the UK Bribery Act and other similar laws in other countries in which we do business. We operate in a number of countries that are recognized to have a reputation for corruption and pose an increased risk of corrupt practices. We also regularly interact with government regulators in many countries, including those that are considered higher risk for corruption, in order to secure regulatory approval to manufacture and distribute our products. The anti-corruption and anti-bribery laws to which we are subject generally prohibit companies and their intermediaries from making improper payments to foreign officials or other persons for the purposes of influencing official decisions or obtaining or retaining business and/or other benefits. These laws also require us to make and keep books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of applicable anti-corruption laws.

Although we have adopted policies and procedures designed to ensure that the Company, our employees and third party agents will comply with such laws, there can be no assurance that such policies or procedures will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, partners and other third parties with respect to our business. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our business, financial condition, results of operations, cash flows and prospects. Investigations of any actual or alleged violations of such laws or policies related to us could harm our business, financial condition, results of operations, cash flows and prospects.

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

*If generic manufacturers are successful in their use of litigation or regulatory means to obtain approval for generic versions of Kuvan, our revenue and results of operations would be adversely affected.

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

We received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration. In September 2015, we and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning as early as October 1, 2020.

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

We also received a paragraph IV notice letter, dated January 14, 2016, from Par, notifying us that Par had filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 22, 2016, we filed a lawsuit against Par in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent Par from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of Par’s ANDA in accordance with the Hatch-Waxman Act, which expires in July 2018. In response, Par alleged, inter alia, that the asserted patents are not infringed and/or are invalid.

In April 2017, we and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, we granted Par a non-exclusive license to our Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

We also received a paragraph IV notice letter, dated December 23, 2016, from DRL, notifying us that DRL had filed a separate ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral powder prior to the expiration of our patents listed in the FDA's Orange Book. On February 6, 2017, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan powder and seeking an injunction to prevent DRL from introducing a generic version of Kuvan powder that would infringe our patents prior to their expiration. The filing of that lawsuit triggered the automatic 30-month stay on the approval of DRL’s ANDA in accordance with the Hatch-Waxman Act, which expires in June 2019 or earlier if the court enters judgment finding that each of the then-asserted patents is invalid or not infringed, or such shorter or longer period as the court may order. DRL filed its answer to the complaint on April 10, 2017, alleging, inter alia, that the patents are not infringed and/or are invalid. Neither the DRL Tablet Settlement Agreement nor the Par Settlement Agreement affects this currently pending litigation against DRL relating to Kuvan 100 mg oral powder. That litigation matter is still pending. For more information regarding these matters, see “Legal Proceedings” in Part II, Item 1 of this Interim Report on Form 10-Q.

The DRL Tablet Settlement Agreement, the Par Settlement Agreement, and the filing of DRL’s purported ANDA with respect to Kuvan powder, as well as any future ANDA or related legal proceeding, could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if DRL is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL (relating to Kuvan tablets) and Par (relating to Kuvan tablets and powder) following the settlements described above could have a material adverse effect on our revenue and results of operations.

We also face potential generic competition for Kuvan in certain foreign countries, and our ability to successfully market and sell Kuvan in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for Kuvan vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for Kuvan are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenue and results of operations.

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

We sell our products in countries that face economic crises and local currency devaluation, including Southern European countries, Russia, Chile and Brazil. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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

•

results relating to our lawsuit against DRL to protect our patents relating to Kuvan powder and generic competition to Kuvan relating to our settlements with DRL (related to Kuvan tablets) and Par (related to Kuvan tablets and powder);

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

2.6

First Amendment, dated as of December, 12, 2016, to the Amended and Restated Termination and Transition Agreement, dated as of December 23, 2015 and effective as of October 1, 2015, between BioMarin Pharmaceutical Inc. and Ares Trading S.A., previously filed with the SEC on February 27, 2017 as Exhibit 2.6 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 4, 2017	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)