Form 10-Q
period 2017-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2017-08-02
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,268,321 shares of common stock, par value $0.001, outstanding as of July 20, 2017.

BIOMARIN PHARMACEUTICAL INC.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.

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

You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future as well as other cautionary statements the Company has made and may make. Except as required by law, the Company does not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.

The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(In thousands of U.S. dollars, except share amounts)

	June 30,	December 31,
	2017	2016(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$354,864	$408,330
Short-term investments	372,912	381,347
Accounts receivable, net	238,338	215,280
Inventory	429,831	355,126
Other current assets	62,875	61,708
Total current assets	1,458,820	1,421,791
Noncurrent assets:
Long-term investments	482,036	572,711
Property, plant and equipment, net	851,097	798,768
Intangible assets, net	538,565	553,780
Goodwill	197,039	197,039
Deferred tax assets	470,961	446,786
Other assets	21,447	32,815
Total assets	$4,019,965	$4,023,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$319,210	$370,505
Short-term convertible debt, net	—	22,478
Short-term contingent acquisition consideration payable	55,093	46,327
Total current liabilities	374,303	439,310
Noncurrent liabilities:
Long-term convertible debt, net	676,205	660,761
Long-term contingent acquisition consideration payable	122,899	115,310
Other long-term liabilities	50,979	42,034
Total liabilities	1,224,386	1,257,415
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 175,248,847 and 172,647,588 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	175	173
Additional paid-in capital	4,397,980	4,288,113
Company common stock held by Nonqualified Deferred Compensation Plan (NQDC)	(14,289)	(14,321)
Accumulated other comprehensive income (loss)	(14,658)	12,816
Accumulated deficit	(1,573,629)	(1,520,506)
Total stockholders’ equity	2,795,579	2,766,275
Total liabilities and stockholders’ equity	$4,019,965	$4,023,690
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2017 and 2016

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Net product revenues	$315,926	$298,576	$618,116	$533,933
Royalty and other revenues	1,522	1,555	3,077	2,934
Total revenues	317,448	300,131	621,193	536,867
OPERATING EXPENSES:
Cost of sales	56,305	51,617	106,311	94,735
Research and development	143,039	167,039	288,042	325,832
Selling, general and administrative	143,505	109,577	263,524	214,877
Intangible asset amortization and contingent consideration	13,411	(54,414)	22,336	(43,972)
Impairment of intangible assets	—	599,118	—	599,118
Total operating expenses	356,260	872,937	680,213	1,190,590
LOSS FROM OPERATIONS	(38,812)	(572,806)	(59,020)	(653,723)
Equity in the loss of BioMarin/Genzyme LLC	(220)	(135)	(743)	(270)
Interest income	2,983	1,357	6,055	2,928
Interest expense	(10,040)	(9,944)	(20,159)	(19,787)
Other income (expense)	543	(1,417)	4,015	(1,219)
LOSS BEFORE INCOME TAXES	(45,546)	(582,945)	(69,852)	(672,071)
Benefit from income taxes	(8,713)	(163,931)	(16,729)	(170,006)
NET LOSS	$(36,833)	$(419,014)	$(53,123)	$(502,065)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.21)	$(2.58)	$(0.31)	$(3.10)
Weighted average common shares outstanding, basic and diluted	174,374	162,587	173,547	162,067
COMPREHENSIVE LOSS	$(56,511)	$(414,533)	$(80,597)	$(518,570)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2017

(In thousands of U.S. dollars)

(Unaudited)

				Company	Accumulated
			Additional	Common	Other		Total
	Common stock		Paid-in	Stock Held	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	by NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	172,648	$173	$4,288,113	$(14,321)	$12,816	$(1,520,506)	$2,766,275
Net loss	—	—	—	—	—	(53,123)	(53,123)
Other comprehensive loss	—	—	—	—	(27,474)	—	(27,474)
Issuances under equity incentive plans, net of tax	1,402	1	7,330	—	—	—	7,331
Issuances of common stock under the Employee Stock Purchase Plan (the ESPP)	95	—	6,704	—	—	—	6,704
Conversion of convertible notes, net	1,104	1	22,476	—	—	—	22,477
Common stock held by NQDC	—	—	—	32	—	—	32
Stock-based compensation	—	—	73,357	—	—	—	73,357
Balance at June 30, 2017	175,249	$175	$4,397,980	$(14,289)	$(14,658)	$(1,573,629)	$2,795,579

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,123)	$(502,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,497	47,383
Non-cash interest expense	15,601	14,762
Accretion of discount on investments	1,327	536
Stock-based compensation	70,775	64,075
Gain on the sale of equity investments	(3,252)	2,027
Impairment of intangible assets	—	599,118
Deferred income taxes	(22,770)	(191,131)
Unrealized foreign exchange gain on forward contracts	(4,870)	(7,882)
Non-cash changes in the fair value of contingent acquisition consideration payable	7,195	(59,066)
Other	3,806	705
Changes in operating assets and liabilities:
Accounts receivable, net	(16,834)	(50,250)
Inventory	(60,369)	(41,600)
Other current assets	(3,710)	3,186
Other assets	(1,109)	(1,439)
Accounts payable and accrued liabilities	(36,286)	(87,560)
Other long-term liabilities	3,459	(8,058)
Net cash used in operating activities	(61,663)	(217,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(116,847)	(70,710)
Maturities and sales of investments	234,617	283,780
Purchase of available-for-sale securities	(130,986)	(58,914)
Business acquisitions, net of cash acquired	—	(1,467)
Other	(1,560)	(150)
Net cash (used in) provided by investing activities	(14,776)	152,539
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and the ESPP	40,659	23,014
Taxes paid related to net share settlement of equity awards	(26,624)	(52,824)
Payment of contingent acquisition consideration payable	(1,894)	—
Other	(28)	—
Net cash provided by (used in) financing activities	12,113	(29,810)
Effect of exchange rate changes on cash	10,860	3,459
NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,466)	(91,071)
Cash and cash equivalents:
Beginning of period	$408,330	$397,040
End of period	$354,864	$305,969
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	4,519	4,521
Cash paid for income taxes	16,341	93,969
Stock-based compensation capitalized into inventory	7,600	5,751
Depreciation capitalized into inventory	11,752	8,993
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(29,300)	(17,130)
Conversion of convertible debt	22,477	6,941
Accrual for inventory purchases related to the acquisition of the Merck PKU Business	—	1,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of six approved products and multiple clinical and pre-clinical product candidates.

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

The Company is subject to a number of risks, including: the financial performance of its commercial products; the potential need for additional financings; the Company’s ability to successfully commercialize its approved products; the uncertainty of the Company’s research and development (R&D) efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the health care industry. Please see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a more detailed discussion of these risks.

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other period.

Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q, and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements, except for the transaction disclosed in Note 20.

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that the Company believes are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09) regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018. In 2016 and 2017, the FASB issued several ASUs to help provide interpretive clarifications on the new guidance for ASC Topic 606. The guidance may be applied retrospectively to each prior period presented (full retrospective method), or with the cumulative effect recognized as of the date of initial adoption (modified retrospective method).

As of June 30, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. After completing the analysis of the accounting for the Company’s customer contracts under the new revenue standard, management will assess the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis of the Company’s material contracts with customers, management does not anticipate that ASU 2014-09 will have a material impact on the timing of revenue recognition for the products that are marketed by the Company (all products except for Aldurazyme). Management is still assessing the application of ASU 2014-09 to Aldurazyme revenues earned from Genzyme Corporation (Genzyme), which are currently recognized in two components: upon delivery to Genzyme and upon sale of the product by Genzyme to third parties. ASU 2014-09 may have an impact on the timing of Aldurazyme revenue recognition, however management is in the early stages of the analysis and has not yet concluded on the impact the new revenue standard will have on the timing of revenue recognition for Aldurazyme.

In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company’s fiscal year beginning January 1, 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements. As of June 30, 2017, the Company has not elected to early adopt the amendments of ASU 2016-01.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The amended guidance requires balance sheet recognition of lease right-of-use (ROU) assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but, as of June 30, 2017, the Company has not made the election to do so. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients.

As of June 30, 2017, the Company has formed a task force that is in the process of analyzing the Company’s lease contracts and the potential impacts the standard may have on its Consolidated Financial Statements and related disclosures. After completing the analysis of the accounting for the Company’s lease contracts under the amendments, management will assess the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis, the Company anticipates the amendments will have a material impact on the Company’s Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Consolidated Balance Sheets, but they are not anticipated to have a material impact on the Company’s other Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The amendment provides clarification about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and, as of June 30, 2017, the Company has made the election to do so as its policies have already been in compliance with the amendments. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million, in cash, the majority of which was paid in January 2016, and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, the Company is obligated to pay Merck Serono up to a maximum of €125.0 million, in cash, if future development milestones are met. Merck Serono transferred certain inventory, regulatory materials and approvals, and intellectual property rights to the Company and will perform certain transition services for the Company. As of December 31, 2016, the inventory acquired from Merck Serono had been sold through to customers. The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to Kuvan or pegvaliase.

Prior to the consummation of the transactions described above, the Company sold Kuvan to Merck Serono at a price near its manufacturing costs, and Merck Serono resold the product to end-users outside the U.S., Canada and Japan. The royalty earned by the Company from Kuvan product sold by Merck Serono was included as a component of Net Product Revenues in the period earned.

Kuvan is a commercialized product for the treatment of patients with phenylketonuria (PKU) and/or for primary BH4 deficiency in certain countries. At the time of the acquisition, pegvaliase was in pivotal studies as a potential therapeutic option for adult patients with PKU. In March 2016, the Company announced that its pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001); and the Company submitted a marketing application in the U.S. in June 2017 and announced its plans to submit an application for registration in the European Union (EU). Kuvan has Orphan Drug exclusivity in the EU until 2020, and pegvaliase has Orphan Drug designation in the U.S. and the EU.

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase in process research and development (IPR&D) acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable as of June 30, 2017. See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Condensed Consolidated Balance Sheet.

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

The table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands):

	Three and Six Months Ended June 30,
	2017	2016
Options to purchase common stock	8,440	10,445
Common stock issuable under the 2017 Notes	—	1,203
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966
Unvested restricted stock units	3,041	2,829
Common stock potentially issuable for ESPP purchases	387	356
Common stock held by the NQDC	224	253
Total number of potentially issuable shares	20,058	23,052

The effect of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes, and together with the 2018 Notes, the Notes) were excluded from the diluted net loss per common share because they were antidilutive using the if-converted method. The Company’s closing stock price on June 30, 2017 and 2016 did not exceed the conversion price of $94.15 per share for the Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(7) AVAILABLE-FOR-SALE SECURITIES

All investments were classified as available-for-sale at June 30, 2017 and December 31, 2016. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2017 and December 31, 2016 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at June 30, 2017
Corporate debt securities	$615,435	$426	$(1,411)	$614,450
Commercial paper	8,976	—	—	8,976
U.S. government agency securities	233,898	4	(840)	233,062
Greek government-issued bonds	48	122	(1)	169
Total	$858,357	$552	$(2,252)	$856,657

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2016
Certificates of deposit	$2,800	$—	$—	$2,800
Corporate debt securities	641,670	329	(2,282)	639,717
Commercial paper	16,075	—	—	16,075
U.S. government agency securities	310,635	37	(747)	309,925
Greek government-issued bonds	48	86	—	134
Total	$971,228	$452	$(3,029)	$968,651

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

The fair values of available-for-sale securities by contractual maturity were as follows:

	June 30,	December 31,
	2017	2016
Maturing in one year or less	$374,621	$395,940
Maturing after one year through five years	482,036	572,711
Total	$856,657	$968,651

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2017, some of the Company’s investments were in an unrealized loss position, which the Company considers temporary in nature. The Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2017	2016
Intangible assets:
Finite-lived intangible assets	$303,297	$305,122
Indefinite-lived intangible assets	332,199	332,199
Gross intangible assets:	635,496	637,321
Less: Accumulated amortization	(96,931)	(83,541)
Net carrying value	$538,565	$553,780

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

During the second quarter of 2016, the Company recorded impairment charges of $574.1 million based on the status of development efforts. These impairments reduced the remaining book value of certain IPR&D assets to zero due to the termination of the Kyndrisa and other exon programs. During the three and six months ended June 30, 2016, the Company also recognized an impairment charge of $25.0 million related to the reveglucosidase alfa IPR&D assets due to the decision to terminate that development program. When a triggering event occurs, management evaluates both IPR&D assets and goodwill for possible impairments. Although management concluded these IPR&D assets were impaired as of June 30, 2016, management determined that goodwill was not impaired as of June 30, 2016. Because the Company’s single reporting unit is the consolidated entity, management compares the total carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit, as evidenced by the Company’s market capitalization. As of June 30, 2016, the Company’s capitalization exceeded the carrying value of its single reporting unit supporting management’s conclusion that goodwill was not impaired.

See Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the Company’s intangible assets.

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2017	2016
Building and improvements	$555,868	$510,805
Manufacturing and laboratory equipment	261,616	242,899
Computer hardware and software	137,041	129,506
Leasehold improvements	43,614	44,184
Furniture and equipment	28,370	27,229
Land improvements	4,881	4,881
Land	56,050	55,412
Construction-in-progress	135,159	126,446
	1,222,599	1,141,362
Less: Accumulated depreciation	(371,502)	(342,594)
Total property, plant and equipment, net	$851,097	$798,768

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Cork, Ireland.

Depreciation expense for the three and six months ended June 30, 2017 was $17.9 million and $35.4 million, respectively, of which $6.2 million and $11.8 million, respectively, was capitalized into inventory. Depreciation expense for the three and six months ended June 30, 2016 was $17.2 million and $32.9 million, respectively, of which $4.8 million and $9.0 million, respectively, was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and six months ended June 30, 2017 and 2016 was insignificant.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$46,602	$51,250
Work-in-process	253,658	167,788
Finished goods	129,571	136,088
Total inventory	$429,831	$355,126

In the third quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to the Brineura manufacturing process. As of June 30, 2017, the value of the Shanbally qualification campaign was $22.7 million, which was capitalized as inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Brineura, should that occur, the value of the inventory would be expensed at that time.

Accounts Payable and Accrued Liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Accounts payable and accrued operating expenses	$158,229	$191,353
Accrued compensation expense	80,604	109,038
Accrued rebates payable	37,973	34,737
Accrued royalties payable	15,541	15,151
Value added taxes payable	8,609	7,848
Other	18,254	12,378
Total accounts payable and accrued liabilities	$319,210	$370,505

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(11) DEBT

Convertible Notes

The following table summarizes information regarding the Company’s convertible debt:

	June 30,	December 31,
	2017	2016
Convertible Notes due in 2017	$—	$22,503
Unamortized deferred offering costs	—	(25)
Convertible Notes due in 2017, net	—	22,478

Convertible Notes due in 2018	374,980	374,980
Unamortized discount	(20,122)	(27,566)
Unamortized deferred offering costs	(2,515)	(3,484)
Convertible Notes due in 2018, net	352,343	343,930

Convertible Notes due in 2020	374,993	374,993
Unamortized discount	(46,854)	(53,239)
Unamortized deferred offering costs	(4,277)	(4,923)
Convertible Notes due in 2020, net	323,862	316,831

Total convertible debt, net	$676,205	$683,239

Fair value of fixed rate convertible debt
Convertible Notes due in 2017 (1)	$—	$90,977
Convertible Notes due in 2018 (1)	416,337	423,202
Convertible Notes due in 2020 (1)	446,725	442,754
Total	$863,062	$956,933
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Coupon interest	$2,194	$2,520	$4,558	$5,026
Amortization of issuance costs	886	825	1,772	1,649
Accretion of debt discount	6,960	6,599	13,829	13,112
Total interest expense on convertible debt	$10,040	$9,944	$20,159	$19,787

In April 2017, the remaining $22.5 million of the Company’s senior subordinated notes due in 2017 (the 2017 Notes) matured and were converted into 1,103,704 shares of the Company’s common stock. During three and six months ended June 30, 2016, certain existing holders of the Company’s senior subordinated notes due in 2017 elected to convert $6.9 million in aggregate principal amount of the 2017 Notes into 340,967 shares of the Company’s common stock.

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Revolving Credit Facility

In November 2016, the Company entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for up to $100.0 million in revolving loans (Revolving Credit Facility), a $10.0 million letter of credit subfacility and a $15.0 million swing line loan subfacility. The maturity date of the Revolving Credit Facility will occur on November 29, 2018. Interest on any outstanding balance of the Revolving Credit Facility is payable quarterly and draws may be voluntary prepaid at any time without penalty. In connection with entering into the Credit Agreement, $0.6 million in financing costs were incurred and will be amortized as Interest Expense over the term of the Credit Agreement. As of June 30, 2017 and December 31, 2016, there were no outstanding amounts due under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries are required to comply with covenants, including, among other things, restrictions on the Company’s and such subsidiaries’ ability to incur additional indebtedness, dispose of its assets, incur liens, make investments, and pay dividends or other distributions, in each case subject to specified exceptions. The Credit Agreement also contains customary indemnification obligations and customary events of default. If the Company’s Global Liquidity, which is defined as the sum of the market value of unrestricted cash, marketable securities and other assets to the extent constituting “cash and cash equivalents,” “short-term investments” or “long-term investments” as reflected in the Company’s Condensed Consolidated Balance Sheet, in each case, held by the Company or certain of the Company’s subsidiaries at such time, regardless of where such assets are domiciled, falls below $225.0 million at the end of any month or at the time of any borrowing or issuance of a letter of credit under the Revolving Credit Facility, then the Company’s obligations under the Credit Agreement will also be secured by the assets held by the Company in the custody account, which was established in the first quarter of 2017. As of June 30, 2017, the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of June 30, 2017 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Euros – Purchase	72	114.3	Jul. 2017 - Jun. 2020
Euros – Sell	300	379.6	Jul. 2017 - Jun. 2020
Canadian Dollars – Sell	12	11.9	Jul. 2017 - Dec. 2017
Colombian Pesos – Sell	6	31,152.0	Jul. 2017 - Dec. 2017
Brazilian Reais – Sell	2	33.0	Oct. 2017
Total	392

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through June 2020. Over the next twelve months, the Company expects to reclassify unrealized losses of $9.2 million from accumulated other comprehensive income (loss) to earnings as the forecasted revenue and operating expense transactions occur.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative (SG&A) expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of June 30, 2017 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Euros – Purchase	2	92.2	July 2017
British Pounds – Sell	1	11.3	July 2017
Total	3

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2017		June 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$1,743	Accounts payable and accrued liabilities	$9,434
Forward foreign currency exchange contracts	Other assets	2,558	Other long- term liabilities	6,506
Total		4,301		15,940
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	507	Accounts payable and accrued liabilities	58
Total		507		58
Total value of derivative contracts		$4,808		$15,998

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$13,048	Accounts payable and accrued liabilities	$5,176
Forward foreign currency exchange contracts	Other assets	8,194	Other long- term liabilities	2,342
Total		21,242		7,518
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	964	Accounts payable and accrued liabilities	25
Total		964		25
Total value of derivative contracts		$22,206		$7,543

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in accumulated other comprehensive income (loss) (1)	$(19,165)	$4,608	$(23,364)	$(3,873)
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings (2)	695	(197)	3,211	3,130
Net gain (loss) recognized in net loss (3)	826	(603)	1,706	5,267
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$5,373	$1,012	$5,631	$(3,272)
(1)	Net change in the fair value of the effective portion classified as accumulated other comprehensive income (loss).
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

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

	Fair Value Measurements at June 30, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market instruments	$—	$44,566	$—	$44,566
Corporate debt securities	—	1,709	—	1,709
Total cash and cash equivalents	—	46,275	—	46,275
Available-for-sale securities:
Short-term:
Corporate debt securities	—	252,696	—	252,696
Commercial paper	—	8,976	—	8,976
U.S. government agency securities	—	111,240	—	111,240
Long-term:
Corporate debt securities	—	360,045	—	360,045
U.S. government agency securities	—	121,822	—	121,822
Greek government-issued bonds	—	169	—	169
Total available-for-sale securities	—	854,948	—	854,948
Other current assets:
NQDC Plan assets	—	661	—	661
Forward foreign currency exchange contract(1)	—	2,250	—	2,250
Restricted investments (2)	—	9,327	—	9,327
Total other current assets	—	12,238	—	12,238
Other assets:
NQDC Plan assets	—	11,347	—	11,347
Forward foreign currency exchange contract(1)	—	2,558	—	2,558
Total other assets	—	13,905	—	13,905
Total assets	$—	$927,366	$—	$927,366
Liabilities:
Current liabilities:
NQDC Plan liability	$2,326	$661	$—	$2,987
Forward foreign currency exchange contract (1)	—	9,492	—	9,492
Contingent acquisition consideration payable	—	—	55,093	55,093
Total current liabilities	2,326	10,153	55,093	67,572
Other long-term liabilities:
NQDC Plan liability	$17,844	$11,347	—	29,191
Forward foreign currency exchange contract (1)	—	6,506	—	6,506
Contingent acquisition consideration payable	—	—	122,899	122,899
Total other long-term liabilities	17,844	17,853	122,899	158,596
Total liabilities	$20,170	$28,006	$177,992	$226,168

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market instruments	$—	$235,571	$—	$235,571
Corporate debt securities	—	8,593	—	8,593
U.S. government agency securities	—	6,000	—	6,000
Total cash and cash equivalents	—	250,164	—	250,164
Available-for-sale securities:
Short-term:
Certificates of deposit	—	2,800	—	2,800
Corporate debt securities	—	193,974	—	193,974
Commercial paper	—	16,075	—	16,075
U.S. government agency securities	—	168,498	—	168,498
Long-term:
Corporate debt securities	—	437,150	—	437,150
U.S. government agency securities	—	135,427	—	135,427
Greek government-issued bonds	—	134	—	134
Total available-for-sale securities	—	954,058	—	954,058
Other current assets:
NQDC Plan assets	—	163	—	163
Forward foreign currency exchange contract(1)	—	14,012	—	14,012
Restricted investments (2)	—	3,754	—	3,754
Total other current assets	—	17,929	—	17,929
Other assets:
NQDC Plan assets	—	9,121	—	9,121
Forward foreign currency exchange contract (1)	—	8,194	—	8,194
Strategic investment (3)	4,064	—	—	4,064
Total other assets	4,064	17,315	—	21,379
Total assets	$4,064	$1,239,466	$—	$1,243,530
Liabilities:
Current liabilities:
NQDC Plan liability	$2,073	$163	$—	$2,236
Forward foreign currency exchange contract(1)	—	5,201	—	5,201
Contingent acquisition consideration payable	—	—	46,327	46,327
Total current liabilities	2,073	5,364	46,327	53,764
Other long-term liabilities:
NQDC Plan liability	17,303	9,121	—	26,424
Forward foreign currency exchange contract (1)	—	2,342	—	2,342
Contingent acquisition consideration payable	—	—	115,310	115,310
Total other long-term liabilities	17,303	11,463	115,310	144,076
Total liabilities	$19,376	$16,827	$161,637	$197,840
(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at June 30, 2017 and December 31, 2016 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.

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

There were no transfers between levels during the three and six months ended June 30, 2017.

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

Contingent acquisition consideration payable at December 31, 2016	$161,637
Changes in the fair value of contingent acquisition consideration payable for continuing development programs	7,195
Milestone payments to former Huxley Pharmaceuticals, Inc. shareholders	(3,500)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	12,660
Contingent acquisition consideration payable at June 30, 2017	$177,992

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. As of June 30, 2017, the balance of the asset retirement obligation liability was $4.1 million.

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

(14) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2017 Equity Incentive Plan (the 2017 Equity Incentive Plan) and the ESPP. The 2017 Equity Incentive Plan, which was approved by the Company’s stockholders on June 6, 2017 and became effective that same date, and is the successor to and continuation of the Company’s Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan), provides for awards of RSUs and stock options as well as other forms of equity compensation. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. Stock option awards granted to employees generally vest over a four-year period on a cliff basis one year after the grant date and then monthly thereafter. The contractual term of the outstanding options is generally ten years. RSUs granted to employees generally vest annually on a straight-line basis over a four-year period after the grant date. RSUs granted to directors generally vest in full one year after the grant date. Shares formerly reserved for future issuance under the 2006 Share Incentive Plan

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

were transferred to the 2017 Equity Incentive Plan, from which future shares shall be issued. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors, or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns are considered separately for valuation purposes. The Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. Effective January 1, 2016, forfeitures were accounted for as they occurred. The assumptions used to estimate the per share fair value of stock options granted under the 2017 Equity Incentive Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	38 – 40%	37 - 40%	38 – 40%	36 – 44%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.0 – 6.6 years	5.1 - 6.8 years	5.0 – 6.6 years	5.1 – 8.1 years
Risk-free interest rate	1.8 – 1.9%	1.1 - 1.5%	1.8 – 2.2%	1.1 – 2.1%

During the six months ended June 30, 2017, the Company granted options to purchase 733,330 shares of common stock with a weighted average fair value of $36.02 per share.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Six Months Ended June 30,
	2017	2016
Expected volatility	31 - 42%	42 - 50%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	1.0 - 1.3%	0.4 - 0.8%

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, based on the market price of the Company’s common stock on that date, ratably over the period during which the vesting restrictions lapse. During the six months ended June 30, 2017, the Company granted 1,230,410 RSUs with service-based vesting conditions with a weighted average fair value of $87.78 per share.

Restricted Stock Unit Awards with Performance Conditions

On March 22, 2017, pursuant to Board approval, the Company granted 133,250 RSUs with performance-vesting conditions (the 2017 Base RSUs) under the 2006 Share Incentive Plan to certain executive officers. The award of the RSUs under this specific grant is contingent upon the achievement of a 2017 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The number of RSUs to be awarded upon achievement of the performance condition may range between 50% and 200% of the 2017 Base RSUs, dependent on the percentage of 2017 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme) achieved against the target managed revenues with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target. Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

2017 Base RSUs was determined to be $87.42 per RSU, based on the fair value of the common stock underlying the 2017 Base RSUs on the grant date based on the market price of the Company’s common stock on that date. The Company evaluated the 2017 revenue target in the context of its current 2017 revenue forecast and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing with the first quarter of 2017. As a result, the Company recognized $1.5 million and $1.6 million of compensation expense related to these awards during the three and six months ended June 30, 2017.

On March 15, 2016, pursuant to Board approval, the Company granted 130,310 RSUs with performance-vesting conditions (the 2016 Base RSUs) and a three-year service period, under the 2006 Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2016 revenue target, the Company applied a multiplier of 103% and issued 134,219 RSUs with a grant date fair value of $83.43 per RSU. The Company recognized $1.2 million and $2.3 million of compensation expense related to these awards during the three and six months ended June 30, 2017, respectively. The Company recognized $0.9 million and $1.1 million of compensation expense related to these awards during the three and six months ended June 30, 2016, respectively.

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSUs with performance-vesting conditions (the 2015 Base RSUs) and a three-year service period, under the 2006 Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2015 revenue target, the Company applied a multiplier of 111% and issued 64,713 RSUs with a grant date fair value of $108.36 per RSU. The Company recognized $0.6 million and $1.2 million of compensation expense related to these awards during the three and six months ended June 30, 2017, respectively. The Company recognized $0.4 million and $1.2 million of compensation expense related to these awards during the three and six months ended June 30, 2016, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$2,510	$2,289	$4,796	$3,851
R&D	14,647	14,814	26,141	28,521
SG&A	22,944	16,795	39,838	31,703
Total stock-based compensation expense	$40,101	$33,898	$70,775	$64,075

The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in 2016, noting that the impact of the election to use actual forfeitures rather than estimated forfeitures on quarterly reporting was insignificant.

Stock-based compensation expense of $4.4 million and $7.6 million was capitalized into inventory for the three and six months ended June 30, 2017 and Stock-based compensation expense of $3.3 million and $5.8 million was capitalized into inventory for the three and six months ended June 30, 2016, respectively. Capitalized stock-based compensation is recognized as Cost of Sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statement of
Details about AOCI Components	2017	2016	2017	2016	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$1,119	$(589)	$4,661	$2,600	Net product revenues
Forward foreign currency exchange contracts	(424)	392	(1,450)	4,824	SG&A
Total gain (loss) on cash flow hedges	695	(197)	3,211	7,424
Gain (loss) on sale of available-for-sale securities	—	(2,027)	3,252	(2,027)	Other income
Income tax effect of the above	—	737	(1,181)	737	Benefit from income taxes
	$695	$(1,487)	$5,282	$6,134	Net loss

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at March 31, 2017	$6,291	$(1,258)	$(13)	$5,020
Other comprehensive income (loss) before reclassifications	(19,165)	267	4	(18,894)
Less net gain reclassified from AOCI	695	—	—	695
Tax effect	—	(89)	—	(89)
Net current-period other comprehensive loss	(19,860)	178	4	(19,678)
AOCI balance at June 30, 2017	$(13,569)	$(1,080)	$(9)	$(14,658)

	Three Months Ended June 30, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at March 31, 2016	$(2,500)	$2,554	$(7)	$47
Other comprehensive income (loss) before reclassifications	4,608	(2,536)	(1)	2,071
Less loss reclassified from AOCI	(197)	(2,027)	—	(2,224)
Tax effect	—	186	—	186
Net current-period other comprehensive income (loss)	4,805	(323)	(1)	4,481
AOCI balance at June 30, 2016	$2,305	$2,231	$(8)	$4,528

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Six Months Ended June 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816
Other comprehensive income (loss) before reclassifications	(23,364)	1,834	3	(21,527)
Less net gain reclassified from AOCI	3,211	3,252	—	6,463
Tax effect	—	516	—	516
Net current-period other comprehensive income (loss)	(26,575)	(902)	3	(27,474)
AOCI balance at June 30, 2017	$(13,569)	$(1,080)	$(9)	$(14,658)

	Six Months Ended June 30, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	$13,602	$7,441	$(10)	$21,033
Other comprehensive income (loss) before reclassifications	(3,873)	(10,215)	2	(14,086)
Less gain (loss) reclassified from AOCI	7,424	(2,027)	—	5,397
Tax effect	—	2,978	—	2,978
Net current-period other comprehensive income (loss)	(11,297)	(5,210)	2	(16,505)
AOCI balance at June 30, 2016	$2,305	$2,231	$(8)	$4,528

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

The table below summarizes consolidated net product revenue concentrations based on patient location for Brineura, Firdapse, Kuvan, Naglazyme, and Vimizim which are sold directly by the Company and global sales of Aldurazyme which is marketed by Genzyme. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	38%	36%	38%	37%
Europe	21%	22%	21%	23%
Latin America	18%	17%	15%	13%
Rest of world	17%	19%	20%	20%
Total net product revenue marketed by the Company	94%	94%	94%	93%
Aldurazyme net product revenues marketed by Genzyme	6%	6%	6%	7%
Total net product revenues	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s largest customers for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer A	17%	19%	17%	19%
Customer B	14%	12%	13%	13%
Customer C	10%	9%	10%	10%
Customer D	10%	10%	7%	6%
Total	51%	50%	47%	48%

On a consolidated basis, the Company’s two largest customer accounts receivable balances accounted for 21% and 19% of the June 30, 2017 total accounts receivable balance, respectively, compared to December 31, 2016, when the two largest customer accounts receivable balances accounted for 26% and 20% of the total accounts receivable balance, respectively. As of June 30, 2017, and December 31, 2016, the accounts receivable balance for Genzyme included $20.0 million and $30.7 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net product revenues by product:
Aldurazyme	$19,985	$18,623	$39,340	$35,068
Brineura	254	—	254	—
Firdapse	4,855	4,465	8,965	8,704
Kuvan	101,944	90,215	194,290	166,907
Naglazyme	85,751	78,444	166,309	143,847
Vimizim	103,137	106,829	208,958	179,407
Total net product revenues	$315,926	$298,576	$618,116	$533,933

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues by geographic region:
United States	$141,612	$126,172	$274,097	$235,318
Europe	64,931	64,798	130,950	124,508
Latin America	58,205	49,635	95,468	68,015
Rest of world	52,700	59,526	120,678	109,026
Total revenues	$317,448	$300,131	$621,193	$536,867

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

Paragraph IV Notices

The Company received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral tablets prior to the expiration of the Company’s patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, the Company filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of the Company’s patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe the Company’s patents prior to their expiration. In September 2015, the Company and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, the Company granted DRL a non-exclusive license to its Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

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

Contingent Payments

As of June 30, 2017, the Company is subject to contingent payments totaling approximately $585.5 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $210.9 million (or €185 million based on the exchange rate of 1.14 USD per Euro in effect on June 30, 2017) relates to the Merck PKU Business acquisition and $52.2 million relates to programs that are no longer being developed.

As of June 30, 2017, the Company has recorded a total of $178.0 million of short-term and long-term contingent acquisition consideration payable on its Condensed Consolidated Balances Sheet, of which $55.1 million is expected to be paid in the next twelve months.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of June 30, 2017, these commitments for the next five years were approximately $73.8 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s approved products.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(19) BENEFIT FROM INCOME TAXES

The Company has historically computed its interim period benefit from income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated benefit from income taxes for the three and six months ended June 30, 2017 and 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2017 and 2016.

(20) SUBSEQUENT EVENT

On July 17, 2017, the Company executed license and settlement agreements (the Agreements) with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to the Company’s Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. The Agreements resolved the ongoing worldwide patent proceedings related to the use of EXONDYS 51 and all future exon-skipping products for the treatment of DMD. Under the Agreements, Sarepta made a one-time $35.0 million payment to the Company and certain additional regulatory and commercial milestone payments for exons 51, 45, 53 and possibly on future exon-skipping products to the Company. Sarepta will also pay royalties to the Company based on 5% of net sales through the end of 2023 in the U.S. and 8% of net sales through September 30, 2024 in the EU and in other countries where certain of the Company’s patents exist. The Company retained the right to convert the license to a co-exclusive right in the event it decides to proceed with an exon-skipping therapy for DMD.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Forward-Looking Statements” that appears at the beginning of this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.

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

Our therapy portfolio consists of six products and multiple clinical and pre-clinical product candidates. Our commercial products are Aldurazyme (laronidase) for Mucopolysaccharidosis I (MPS I), Brineura (cerliponase alfa) for the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2), Firdapse (amifampridine phosphate) for Lambert Eaton Myasthenic Syndrome (LEMS), Kuvan (sapropterin dihydrochloride) for phenylketonuria (PKU), Naglazyme (galsulfase) for Mucopolysaccharidosis VI (MPS VI) and Vimizim (elosulfase alpha) for Mucopolysaccharidosis IV Type A (MPS IV A).

Business Developments

We continued to grow our commercial business and advance our product pipeline during the first half of 2017. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments in 2017 to date:

•

In April 2017, the FDA approved Brineura, the first treatment approved to slow the progression of loss of ambulation children with CLN2 disease. We immediately began marketing Brineura in the U.S., and began shipping the product within the U.S. in mid-June 2017.

•

In June 2017, we announced that the European Commission granted marketing authorization for Brineura in the European Union (EU) to treat children with CLN2 disease. Brineura is the first treatment approved in the EU for the treatment of CLN2 disease and the marketing authorization for Brineura includes all 28 countries of the EU, Norway, Iceland and Liechtenstein. We immediately began marketing Brineura in the EU and began shipping the product within the EU in July 2017.

•

In July 2017, subsequent to the second quarter, we announced the execution of a license agreement and a settlement agreement (the Agreements) with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to the Company’s Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. The Agreements resolved the ongoing worldwide patent proceedings related to the use of EXONDYS 51 and all future exon-skipping products for the treatment of DMD. Under the Agreements, Sarepta will make a one-time $35.0 million payment to the Company and certain additional regulatory and commercial milestone payments for exons 51, 45, 53 and possibly on future exon-skipping products to the Company. Sarepta will also pay royalties to us based on 5% of net sales through the end of 2023 in the U.S. and 8% of net sales through September 30, 2024 in the EU and in other countries where certain of the Company’s patents exist. The Company retained the right to convert the license to a co-exclusive right in the event it decides to proceed with an exon-skipping therapy for DMD.

•

In June 2017, we submitted a Biologics License Application (BLA) to the FDA for pegvaliase, a PEGylated phenylanine-metabolizing enzyme product, to reduce blood phenylalanine (Phe) levels in adult patients with PKU who have uncontrolled blood Phe levels greater than 600 µmol/L on existing management.  Following receipt of the BLA, the FDA conducts an initial assessment of the application to determine whether to accept it for substantive review. We expect to hear from FDA within approximately two months of submission as to whether FDA is going to accept the application for substantive review.  We also intend to submit an application for registration in the EU by the end of 2017.

•

In July 2017, we announced that we will expand our development plan for BMN 270, our investigational gene therapy for Hemophilia A, to include an additional Phase 3 study of the 4e13 vg/kg dose based on updated data as of July 28, 2017 from our ongoing open-label Phase 1/2 study of BMN 270. Since the last data update presented, the Factor VIII activity levels in the 4e13 vg/kg cohort have continued to trend upwards and now support an additional Phase 3 study to the development program. Based on the most recent data, for the three patients who were given the 4e13 vg/kg dose in November/December 2016, at week 32, all are in or near to the normal range of Factor VIII activity levels, with both median and mean Factor VIII levels of 51%. For the cohort of three patients who were given the 4e13 vg/kg dose in February/March 2017, at week 20, their Factor VIII activity levels have all moved into the mild range and two of the three are continuing to trend upward. For all six patients who received a dose of 4e13 vg/kg, at week 20, the median Factor VIII level was 34% and the mean was 31%. Based on these updated results, we plan to initiate two separate Phase 3 studies, one with the 4e13 vg/kg dose and one with the 6e13 vg/kg dose.  In July 2017, we announced that all patients at the 6e13 vg/kg dose had reached 52 weeks of post-treatment follow-up. Median and mean Factor VIII levels from week 20 through 52 for the 6e13 vg/kg dose cohort have been consistently within the normal levels post treatment. At one year after dosing, the median and mean Factor VIII levels of the 6e13 vg/kg cohort continue to be above 50%. In addition, we announced that we have commissioned our commercial gene therapy manufacturing facility and expect to start the Phase 3 program in the fourth quarter of 2017.

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

•

In April 2017, we announced that we entered into a settlement agreement with Par Pharmaceutical (Par) that resolves patent litigation in the U.S. related to our Kuvan (sapropterin dihydrochloride) 100 mg oral tablets and powder for oral solution in 100 mg packets. Under the terms of the settlement, we will grant Par a non-exclusive license to its patents related to Kuvan to allow Par to market a generic version of sapropterin dihydrochloride 100 mg tablets and powder for oral solution in 100 mg and 500 mg sachets in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances. The settlement with Par does not affect pending litigation against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL) relating to Kuvan 100 mg oral powder.

•

In January 2017, we announced preliminary results from a Phase 1/2 trial of BMN 250, an investigational enzyme replacement therapy using a novel fusion of recombinant human NAGLU with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome, or MPS IIIB, which began enrolling patients in April 2016.  We observed that BMN 250 reduced heparan sulfate levels to normal range in cerebral spinal fluid of MPS IIIB patients.

•

We reported total revenues of $317.4 million $621.2 million for the three and six months ended June 30, 2017, respectively, as compared to $300.1 million and $536.9 million for the three and six months ended June 30, 2016, respectively.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$317.4	$300.1	$621.2	$536.9
Cost of sales	56.3	51.6	106.3	94.7
Research and Development (R&D) expense	143.0	167.0	288.0	325.8
Selling, general and administrative (SG&A) expense	143.5	109.6	263.5	214.9
Intangible asset amortization and contingent consideration expense	13.4	(54.4)	22.3	(44.0)
Impairment of intangible assets	—	599.1	—	599.1
Net loss	(36.8)	(419.0)	(53.1)	(502.1)
Stock-based compensation expense	40.1	33.9	70.8	64.1

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Total revenues include net product revenues and royalty and other revenues. Net product revenues are generated from the six approved products in our product portfolio as of June 30, 2017. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Royalty and other revenues include royalties on net sales of products to licensees or sublicensees, collaborative agreement revenues and rental income associated with the tenants in our San Rafael, California facility.

Cost of sales includes raw materials, personnel and facility and other costs associated primarily with manufacturing Aldurazyme, Brineura, Naglazyme and Vimizim at our production facilities. Cost of sales also includes third-party manufacturing costs for the production of the active ingredient in Kuvan and Firdapse and third-party production costs related to final formulation and packaging services for all products and cost of royalties payable to third parties for all products.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled $1.2 billion as of June 30, 2017, compared to $1.4 billion as of December 31, 2016. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2017 was $36.8 million, compared to a net loss of $419.0 million for the three months ended June 30, 2016. Our net loss for the six months ended June 30, 2017, was $53.1 million, compared to a net loss of $502.1 million for the six months ended June 30, 2016. The decrease in net loss was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total revenues	$317.4	$300.1	$17.3	$621.2	$536.9	$84.3
Cost of sales	56.3	51.6	4.7	106.3	94.7	11.6
R&D expense	143.0	167.0	(24.0)	288.0	325.8	(37.8)
SG&A expense	143.5	109.6	33.9	263.5	214.9	48.6
Intangible asset amortization and contingent consideration expense	13.4	(54.4)	67.8	22.3	(44.0)	66.3
Impairment of intangible assets	—	599.1	(599.1)	—	599.1	(599.1)
Other, net (1)	(6.7)	(10.1)	3.4	(10.9)	(18.5)	7.6
Benefit from income taxes	(8.7)	(163.9)	155.2	(16.7)	(170.0)	153.3
Net loss	$(36.8)	$(419.0)	$382.2	$(53.1)	$(502.1)	$449.0
(1)	Includes Equity in the loss of BioMarin/Genzyme LLC, interest income, interest expense and other income (expense).

The decrease in net loss for the three and six months ended June 30, 2017 was primarily attributed to a $599.1 million impairment charge during the three months ended June 30, 2016, partially offset by a related decrease in the benefit from income taxes. See below for additional information related to the net loss fluctuations presented above, including details of our operating expense fluctuations and the aforementioned impairment charge.

Net Product Revenues

A summary of our various commercial products, including key metrics as of June 30, 2017, is provided below:

Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration	U.S. Biologic Exclusivity Expiration	EU Orphan Drug Exclusivity Expiration
Aldurazyme	MPS I	Expired	Expired	Expired
Brineura	CLN2	2024	2029	2027
Firdapse	LEMS	NA (1)	NA	2019
Kuvan	PKU	Expired	NA	2020 (2)
Naglazyme	MPS VI	Expired	2017	Expired
Vimizim	MPS IVA	2021	2026	2024
(1)	Firdapse has not received marketing approval in the U.S. We have licensed the North American rights to develop and market Firdapse to a third-party.
(2)

Kuvan has been granted orphan drug status in the EU, which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020. Furthermore, Merck Serono marketed Kuvan in the EU until January 1, 2016. See Note 5 to our accompanying Condensed Consolidated Financial for further discussion.

Net product revenues consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Aldurazyme	$19.9	$18.7	$1.2	$39.3	$35.1	$4.2
Brineura	0.3	—	0.3	0.3	—	0.3
Firdapse	4.8	4.5	0.3	8.9	8.7	0.2
Kuvan	102.0	90.2	11.8	194.3	166.9	27.4
Naglazyme	85.7	78.4	7.3	166.3	143.8	22.5
Vimizim	103.2	106.8	(3.6)	209.0	179.4	29.6
Total net product revenues	$315.9	$298.6	$17.3	$618.1	$533.9	$84.2

Our Firdapse, Kuvan, Naglazyme and Vimizim customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies. We also sell Brineura, Kuvan, Naglazyme and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, particularly in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our net product revenues denominated in U.S. dollar (USD) and foreign currencies (in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Sales denominated in USD	$187.3	$171.4	$15.9	$366.5	$305.6	$60.9
Sales denominated in foreign currencies	128.6	127.2	1.4	251.6	228.3	23.3
Total net product revenues	$315.9	$298.6	$17.3	$618.1	$533.9	$84.2

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three and six months ended June 30, 2017 was positive by $1.5 million and $2.4 million, respectively, compared to a positive impact of $1.3 million and $4.1 million, respectively, during the three and six months ended June 30, 2016.

The following is additional discussion of our revenue results by product:

•

Aldurazyme: The increase in Aldurazyme net product revenues for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributable to increased Aldurazyme revenues reported by Genzyme, offset in part by a decrease in shipments to Genzyme. Aldurazyme revenues reported by Genzyme totaled $62.4 million and $117.9 million for the three and six months ended June 30, 2017, respectively compared to $56.8 million and $109.6 million for the three and six months ended June 30, 2016, respectively. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in USD.

•	Brineura: We obtained FDA approval in April 2017 and immediately began marketing Brineura in the U.S. Shipments of Brineura within the U.S. commenced in mid-June 2017.
•

Kuvan: The increase in Kuvan net product revenues for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributable to an increase in patients on Kuvan therapy in the U.S. and the completion of the transition of the ex-North American territories acquired in 2016.

•

Naglazyme: The increase in Naglazyme net product revenues for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributable to the timing of central government orders from Latin America and the Middle East.

•

Vimizim: The increase in Vimizim net product revenues for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributed to the timing of orders and new patients initiating therapy.

Cost of Sales and Product Gross Margin

The following table summarizes our cost of goods sold and product gross margin (in millions, except percentages):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total net product sales	$315.9	$298.6	$17.3	$618.1	$533.9	$84.2
Cost of sales	56.3	51.6	4.7	106.3	94.7	11.6
Product gross margin	82%	83%	-1%	83%	82%	1%

Product gross margin (net product revenues less cost of sales, expressed as a percentage of net product revenues) for the three and six months ended June 30, 2017 as compared to 2016 remained relatively flat.

Research and Development

A summary of our on-going major development programs, including key metrics as of June 30, 2017, is provided below:

		U.S. Orphan	EU Orphan
Major Products in Development	Target Indication	Designation	Designation	Stage
BMN 250	MPS IIIB	Yes	Yes	Clinical Phase 1/2
BMN 270	Hemophilia A	Yes	Yes	Clinical Phase 1/2
Pegvaliase	PKU	Yes	Yes	Marketing authorization regulatory review
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3

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

R&D expense decreased to $143.0 million and $288.0 million for the three and six months ended June 30, 2017, respectively, from $167.0 million and $325.8 million for the three and six months ended June 30, 2016, respectively. R&D expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
BMN 250	$11.4	$11.5	$(0.1)	$20.9	$23.9	$(3.0)
BMN 270	32.6	14.4	18.2	53.9	26.1	27.8
Brineura	12.1	16.2	(4.1)	28.7	32.2	(3.5)
Pegvaliase	30.6	20.5	10.1	56.4	39.5	16.9
Vosoritide	12.3	10.8	1.5	25.9	23.9	2.0
Other approved products	20.1	15.7	4.4	37.3	33.7	3.6
Early stage programs	11.8	12.6	(0.8)	31.4	24.7	6.7
Other and non-allocated	12.1	65.3	(53.2)	33.5	121.8	(88.3)
Total	$143.0	$167.0	$(24.0)	$288.0	$325.8	$(37.8)

For the three and six months ended June 30, 2017, the decrease of $24.0 million and $37.8 million in R&D expense, respectively, as compared to the same period in 2016, was primarily related to the following:

•

a decrease in R&D expense for other and non-allocated programs is primarily related to R&D spending in 2016 on the Kyndrisa, other exons, and reveglucosidase alfa development programs, all of which were terminated in 2016; and

•	a decrease in R&D expense related to Brineura due to the capitalization of costs into inventory, which commenced in the second quarter of 2016; offset by
•	an increase in clinical trial activities related to BMN 270 and pegvaliase product candidates; and
•	an increase in early stage programs in the six month comparative was primarily attributable to the pre-clinical activity.

During the remainder of 2017, we expect our R&D spending to increase over 2016 levels due to our BMN 250, BMN 270, pegvaliase and vosoritide programs progressing in their development. We also expect increased spending on pre-clinical activities for our early development stage programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch or pre-qualification manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A expense increased to $143.5 million and $263.5 million for the three and six months ended June 30, 2017, respectively, from $109.6 million and $214.9 million for the three and six months ended June 30, 2016, respectively. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Sales and marketing (S&M) expense	$72.1	$59.9	$12.2	$134.9	$113.6	$21.3
General and administrative (G&A) expense	71.4	49.7	21.7	128.6	101.3	27.3
Total SG&A expense	$143.5	$109.6	$33.9	$263.5	$214.9	$48.6

	Three Months Ended June 30,			Six Months Ended June 30,
S&M expense by product	2017	2016	Change	2017	2016	Change
Brineura	$7.6	$2.3	$5.3	$12.4	$4.3	$8.1
Kuvan	23.4	14.8	8.6	43.2	29.3	13.9
Naglazyme	13.6	12.5	1.1	25.4	24.0	1.4
Vimizim	17.7	16.8	0.9	35.3	31.1	4.2
Other and not allocated	9.8	13.5	(3.7)	18.6	24.9	(6.3)
Total S&M expense	$72.1	$59.9	$12.2	$134.9	$113.6	$21.3

S&M expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. For the three and six months ended June 30, 2017, the increase of $12.2 million and $21.3 million in S&M expense, respectively, as compared to the same period in 2016, was primarily related to the following:

•	an increase in Kuvan S&M expense due to continued worldwide expansion of commercial activities as a result of acquiring the worldwide rights to Kuvan, except for Japan, on January 1, 2016;
•	an increase in Brineura S&M expense primarily due to the launch of commercial marketing expense;
•	an increase in Vimizim S&M expense due to continued expansion of our worldwide commercial activities; offset by
•	a decrease in other and not allocated S&M expense primarily due to the decrease in S&M expenses related to the terminated programs, including Kyndrisa and other exon programs.

G&A expense primarily consisted of corporate support and other administrative expenses, including employee-related expenses, which increased in the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to increased personnel and related costs.

We expect SG&A expense to increase in future periods as a result of the commercial launch of Brineura, pre-commercialization efforts related to product candidates, the continued international expansion of Kuvan, Naglazyme and Vimizim, and the increase in administrative support required for our expanding operations.

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Changes in the fair value of contingent acquisition consideration payable	$5.8	$(62.0)	$67.8	$7.2	$(59.1)	$66.3
Amortization of intangible assets	7.6	7.6	—	15.1	15.1	—
Total intangible asset amortization and contingent consideration	$13.4	$(54.4)	$67.8	$22.3	$(44.0)	$66.3

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. During the three and six months ended June 30, 2017, the majority of the changes related to the progress of the PKU developmental program for pegvaliase. During the three and six months ended June 30, 2016, the majority of the changes related to the termination of the Kyndrisa and reveglucosidase alfa development programs that resulted in the reversal of the fair value of the remaining contingent consideration payable to the former Prosensa and Zystor Therapeutics, Inc. shareholders. The remaining continent consideration payable related to milestones payable upon the achievement of certain Kyndrisa and reveglucosidase alfa development, regulatory and sales milestones will not be attained now that the internal development of the programs has been terminated.

Impairment of Intangible Assets

In the second quarter of 2016, we recorded an impairment charge of $599.1 million related to the Kyndrisa and other exon and reveglucosidase alfa IPR&D assets based on the termination of the internal development of the respective programs. No impairment charges were recorded in the three and six months ended June 30, 2017. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our Intangible Assets.

Interest Income

We invest our cash, short-term and long-term investments in U.S. government securities and other high credit quality securities in order to limit default and market risk. Interest income totaled $3.0 million and $6.1 million for the three and six months ended June 30, 2017, respectively, compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2016, respectively. The increase in interest income during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016 was primarily due to higher investment balances, which increased due to the August 2016 public offering of our common stock, and higher average interest rate on investments. Due to higher interest rates and planned spend, we do not expect interest income to fluctuate significantly over the next 12 months.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Coupon interest	$2.1	$2.5	$(0.4)	$4.6	$5.0	$(0.4)
Amortization of issuance costs	0.9	0.8	0.1	1.8	1.7	0.1
Accretion of discount on convertible notes	7.0	6.6	0.4	13.8	13.1	0.7
Total interest expense	$10.0	$9.9	$0.1	$20.2	$19.8	$0.4

Interest expense primarily consisted of amounts related to our October 2013 issuance of $750.0 million in aggregate principal amount of senior subordinated convertible debt, including $375.0 million principal amount of 0.75% senior subordinated convertible notes due in October 2018 (the 2018 Notes) and $375.0 million principal amount of 1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes). Interest expense in the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016 remained relatively flat. We do not expect interest expense to fluctuate significantly over the next 12 months. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Benefit from Income Taxes

For the three and six months ended June 30, 2017, we recognized a benefit from income taxes of $8.7 million and $16.7 million, respectively, compared to the three and six months ended June 30, 2016 when we recognized an income tax benefit of $163.9 million and $170.0 million, respectively. The benefit from income taxes for the three and six months ended June 30, 2016 primarily included the reversal of the deferred tax liability associated with the write-off of the IPR&D related to Kyndrisa and reveglucosidase alfa. We have historically computed our interim period benefit from income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, we have computed the U.S. component of the consolidated benefit from income taxes for the three and six months ended June 30, 2017 and 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2017 and 2016.

The benefit from income taxes for the three and six months ended June 30, 2017 and 2016 consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and the federal and California R&D credits, and the tax benefit related to stock option exercises during these periods, which resulted in a net tax benefit in both periods. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion of the components of our benefit from income taxes.

Financial Position, Liquidity and Capital Resources

As of June 30, 2017, we had $1.2 billion in cash, cash equivalents, and short-term and long-term investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. As of June 30, 2017, $117.3 million of our $1.2 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our liquidity and capital resources as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30,	December 31,
	2017	2016	Change
Cash and cash equivalents	$354.9	$408.3	$(53.4)
Short-term investments	372.9	381.3	(8.4)
Long-term investments	482.0	572.8	(90.8)
Cash, cash equivalents and investments	$1,209.8	$1,362.4	$(152.6)

Convertible debt	$676.2	$683.2	$(7.0)

Our cash flows for the six months ended June 30, 2017 and 2016 are summarized as follows (in millions):

	2017	2016	Change
Cash and cash equivalents at the beginning of the period	$408.3	$397.0	$11.3
Net cash used in operating activities	(61.7)	(217.3)	155.6
Net cash (used in) provided by investing activities	(14.8)	152.5	(167.3)
Net cash provided by (used in) financing activities	12.1	(29.8)	41.9
Foreign exchange impact	11.0	3.6	7.4
Cash and cash equivalents at the end of the period	$354.9	$306.0	$48.9
Short-term and long-term investments	854.9	398.9	456.0
Cash, cash equivalents and investments	$1,209.8	$704.9	$504.9

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $61.7 million, compared to cash used in operating activities of $217.3 million for the six months ended June 30, 2016. Cash used in operating activities primarily consisted of net loss of $53.1 million, adjusted for non-cash items such as $70.8 million for stock-based compensation expenses, $38.5 million for depreciation and amortization expense, $15.6 million of non-cash interest expense, partially offset by $22.8 million for deferred income taxes and $3.3 million gain on the sale of strategic investments. Changes in operating assets and liabilities resulted in a net cash outflow of $114.8 million that consisted primarily of increased cash outflow for increased inventory spending for all commercial products to meet anticipated future sales demand and payments for R&D purchases.

Cash Used in (Provided by) Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $14.8 million, compared to net cash provided by investing activities during the six months ended June 30, 2016 of $152.5 million. The increase in net cash used in investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily consisted of a $121.2 million increase in net purchases of available-for-sale securities and a $46.1 million increase of capital purchases. We expect to continue to make significant capital investments in our manufacturing and administrative facilities to accommodate anticipated headcount growth.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $12.1 million, compared to net cash used in financing activities of $29.8 million for the six months ended June 30, 2016. The increase in net cash provided by financing activities for the six months ended June 30, 2017 was primarily attributable to a $17.6 million increase in proceeds from employee stock option exercises and purchases pursuant to the Employee Stock Purchase Plan, and a $26.2 million decrease in taxes paid related to net share settlement of employee equity awards.

Other Information

The 2017 Notes matured on April 23, 2017, with conversion of all principal amounts except for a final cash settlement of $26,000. Our indebtedness consists primarily of the 2018 and 2020 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018 and 2020, respectively. Our $750.0 million (undiscounted) of total convertible debt as of June 30, 2017 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we are required to settle the principal amount of our conversion obligation in cash. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. Moreover, if we are unable to refinance the Notes, we must repay the Notes. We may seek to refinance or repay these obligations through funds raised from third-party financing, or equity or debt financings, none of which may be available on commercially reasonable terms, if at all. In addition, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

On August 12, 2016, we sold 7.5 million shares of our common stock at a price of $96.00 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $712.9 million from this public offering after accounting for the underwriting discount and offering costs.

In November 2016 we entered into a new Credit Agreement providing for up to $100.0 million in revolving loans (the Revolving Credit Facility). We expect to use the proceeds of the Revolving Credit Facility to finance ongoing working capital needs (including timing differences resulting from the strategic reduction of short-term investments) and for other general corporate purposes. As of June 30, 2017, we had not drawn on the Revolving Credit Facility. Although quarterly interest payments will be due on any outstanding balance due, we anticipate any balance due to be short-term in nature. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

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

Funding Commitments

We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses of our major development programs from inception to June 30, 2017 were as follows (in millions):

Since Program
Inception
BMN 250	$119.5
BMN 270	175.0
Brineura	216.9
Pegvaliase	457.2
Vosoritide	200.5
Other approved products	945.0
Other and non-allocated	Not meaningful

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
•

results relating to our currently pending lawsuit against DRL to protect our patents relating to Kuvan powder and generic competition to Kuvan relating to our settlements with DRL (related to Kuvan tablets) and Par (related to Kuvan tablets and powder);

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $585.5 million as of June 30, 2017, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $210.9 million (USD equivalent of 185 million Euros translated at 1.14 USD per Euro) relates to the Merck PKU Business acquisition and $52.2 million relates to programs that are no longer being developed. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Other than as set forth above, there have been no material changes to our contractual and commercial obligations during the six months ended June 30, 2017, as compared to the significant accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2017 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

(b) Change in Internal Control over Financial Reporting

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

Paragraph IV Notices

We received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration. In September 2015, we and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

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

We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates, including pegvaliase, in any jurisdiction. For example, even though the pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001), we did not demonstrate a statistically significant improvement in inattention or mood scores, a key secondary clinical neurocognitive endpoint. We filed a Biologics License Application (BLA) for pegvaliase with the FDA in the second quarter of 2017, but there is no assurance that a reduction in blood Phe alone will be sufficient to support the FDA’s full regulatory approval of pegvaliase.

Although the FDA and the EMA have programs to facilitate accelerated approval processes, the timelines agreed under legislative goals or mandated by regulations are subject to the possibility of substantial delays. In addition, the FDA, the EMA and other international regulatory authorities have substantial discretion over the approval process for pharmaceutical products. These regulatory agencies may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval and may require additional data. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell those product candidates. Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. We also rely on independent third party contract research organizations (CROs) to file some of our foreign marketing applications and important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, if the CRO elects to prioritize work on our projects below other projects or if there is any dispute or disruption in our relationship with our CROs, the filing of our applications may be delayed.

In addition, some of our product candidates are intended to be used in combination with a delivery device, such as an injector or other delivery system. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the U.S. A combination product generally is defined as a product consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA review process and criteria is not a well-established area, which could also lead to delays in the approval process. In addition, because these delivery devices are provided by unaffiliated third party companies, we are dependent on the sustained cooperation and effort of those third party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

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

Our Aldurazyme, Brineura, Naglazyme and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The BPCIA establishes a period of 12 years of exclusivity for reference products. Aldurazyme’s exclusivity under the BPCIA expired in 2015, Brineura’s exclusivity under the BPCIA expires in 2029, Naglazyme’s exclusivity under the BPCIA expired June 1, 2017, and Vimizim’s exclusivity under the BPCIA expires in 2026. Our products approved under BLAs, as well as products in development that may be approved under BLAs in the future, could be reference products for biosimilar marketing applications.

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

Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we also face uncertainty with respect to the pricing, coverage and reimbursement of BMN 270, if approved. In order to recover our research and development costs and commercialize this one-time treatment on a profitable basis, we expect the cost of a single administration of BMN 270 to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third party payors will be essential for the vast majority of patients to be able to afford BMN 270. Accordingly, sales of BMN 270, if approved, will depend substantially, both domestically and internationally, on the extent to which its cost will be paid by third party payors. Even if coverage is provided, the reimbursement amounts approved by third party payors may not be high enough to allow us to realize a sufficient return on our investment.

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

As of June 30, 2017, we had cash, cash equivalents and short and long-term investments totaling $1.2 billion and long-term debt obligations of $750.0 million (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.5 million in the six months ended June 30, 2017, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due 2018 (the 2018 Notes) and 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

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

As of June 30, 2017, we had $750.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes and $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes. In November 2016, we also entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, providing for up to $100.0 million in revolving loans. Our indebtedness may:

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

*In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

Our indebtedness consists primarily of the 2018 and 2020 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018 and 2020. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we are required to settle the principal amount of our conversion obligation in cash. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. Moreover, if we are unable to refinance the Notes, we must repay the Notes. While we could seek to obtain third party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share.

*If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Aldurazyme, Brineura, Naglazyme and Vimizim. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Vimizim. In addition, our third party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third party manufacturer of our products or our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

If we, or third party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we may be subject to delay of approval of our product candidates, warning or untitled letters, fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

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

The development of commercially viable manufacturing processes typically is very difficult to achieve and is often very expensive and may require extended periods of time. Changes in manufacturing processes (including manufacturing cell lines), equipment or facilities (including moving manufacturing from one of our facilities to another one of our facilities or a third party facility, or from a third party facility to one of our facilities) may require us to complete clinical trials to receive regulatory approval of any manufacturing modifications.

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

Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials and cell banks, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Aldurazyme, Brineura, Naglazyme and Vimizim, have been within our expectations, which are based on industry norms. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and, depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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

Although we have entered into contractual relationships with third party manufacturers to produce the active ingredient in Firdapse and Kuvan, if those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for Firdapse and Kuvan or sell these products at all, we may lose potential revenue, and we may be forced to terminate a program. We have contracts for the production of final product for Firdapse and Kuvan. We also rely on third parties for portions of the manufacture of Aldurazyme, Brineura, Naglazyme and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

*Because the target patient populations for our products are small, we must achieve significant market share and maintain high per-patient prices for our products to achieve profitability.

All of our products target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve profitability. For Brineura, Naglazyme and Vimizim in particular, we must market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in each disease population is small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.

If we fail to obtain an adequate level of coverage and reimbursement for our products by third party payors, the sales of our products would be adversely affected or there may be no commercially viable markets for our products.

The course of treatment for patients using our products is expensive. We expect patients to need treatment for extended periods, and for some products throughout the lifetimes of the patients. We expect that most families of patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for our products without coverage and reimbursement from third party payors. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Third party payors, such as government or private health care insurers, carefully review and increasingly challenge the prices charged for drugs. Reimbursement rates from private companies vary depending on the third party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

Government authorities and other third party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third party payors in the U.S. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

*A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenue in these countries.

We make a significant portion of our international sales of Naglazyme and Vimizim through special access or “named patient” programs, which do not require full product approval, and we expect a significant portion of our international sales of Brineura will also be through such programs. The specifics of the programs vary from country to country. Generally, special approval must be obtained for each patient. The approval normally requires an application or a lawsuit accompanied by evidence of medical need. Generally, the approvals for each patient must be renewed from time to time.

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

We expect that coverage and reimbursement may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has recently come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third party payors, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In addition, the new Presidential Administration and U.S. Congress have attempted and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. In addition, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For more information regarding government health care reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017.

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

*We conduct a significant amount of our sales and operations outside of the U.S., which subjects us to additional business risks that could adversely affect our revenue and results of operations.

A significant portion of the sales of Aldurazyme, Kuvan, Naglazyme and Vimizim, and all of the sales of Firdapse are generated from countries other than the U.S. Similarly, we expect a significant portion of the sales of Brineura to be generated from countries other than the U.S. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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

*If we are unable to protect our intellectual property, we may not be able to compete effectively.

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

Under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information are now subject to public disclosure. Subject to BioMarin’s ability to review and redact a narrow sub-set of confidential commercial information, the new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.

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

We received a paragraph IV notice letter, dated October 3, 2014, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). Together with Merck & Cie, on November 17, 2014, we filed a lawsuit against DRL in the U.S. District Court for the District of New Jersey alleging infringement of our patents relating to Kuvan tablets and seeking an injunction to prevent DRL from introducing a generic version of Kuvan tablets that would infringe our patents prior to their expiration. In September 2015, we and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

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

*If a natural disaster or terrorist or criminal activity caused significant damage to our facilities or the facilities of our third party manufacturers and suppliers, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

We manufacture Aldurazyme, Brineura, Naglazyme and a portion of Vimizim in a manufacturing facility located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Aldurazyme, Brineura, Naglazyme and Vimizim or our third party manufacturers’ ability to manufacture Firdapse or Kuvan.

Our Galli Drive facility located in Novato, California is currently our only manufacturing facility for Aldurazyme and Naglazyme and is one of two manufacturing facilities for Brineura and Vimizim. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, the third party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, power loss and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third party manufacturers and suppliers, our ability to manufacture Aldurazyme, Brineura, Naglazyme and Vimizim, or to have Firdapse or Kuvan manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenue could be seriously impaired. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.

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
•

results relating to our currently pending lawsuit against DRL to protect our patents relating to Kuvan powder and generic competition to Kuvan relating to our settlements with DRL (related to Kuvan tablets) and Par (related to Kuvan tablets and powder);

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

*Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our restated certificate of incorporation and amended and restated bylaws providing that stockholders’ meetings may only be called by our Chairman, the lead independent director or the majority of our Board of Directors and that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Additionally, our Board of Directors has the authority to issue shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

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

2.3

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

3.1

Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 12, 2017 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 15, 2015 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.1*

Settlement and License Agreement among BioMarin Pharmaceutical Inc., Merck & Cie and Par Pharmaceutical, Inc., dated as of April 12, 2017. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

10.2

BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.3

Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.4

Form of Agreement Regarding Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.5

Form of Agreement Regarding Performance Compensation Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+

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
+

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 2, 2017	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

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

2.3

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

3.1

Restated Certificate of Incorporation of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 12, 2017 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on June 15, 2015 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.1*

Settlement and License Agreement among BioMarin Pharmaceutical Inc., Merck & Cie and Par Pharmaceutical, Inc., dated as of April 12, 2017. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

10.2

BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.3

Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.4

Form of Agreement Regarding Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.5

Form of Agreement Regarding Performance Compensation Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+

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
+

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.