Form 10-Q
period 2017-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2017-10-31
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,621,277 shares of common stock, par value $0.001, outstanding as of October 25, 2017.

BIOMARIN PHARMACEUTICAL INC.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.

BioMarin®, Brineura®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. KyndrisaTM is our trademark. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(In thousands of U.S. dollars, except share amounts)

	September 30,	December 31,
	2017	2016(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$431,399	$408,330
Short-term investments	825,700	381,347
Accounts receivable, net	251,891	215,280
Inventory	457,393	355,126
Other current assets	83,646	61,708
Total current assets	2,050,029	1,421,791
Noncurrent assets:
Long-term investments	416,304	572,711
Property, plant and equipment, net	878,624	798,768
Intangible assets, net	530,957	553,780
Goodwill	197,039	197,039
Deferred tax assets	484,759	446,786
Other assets	22,985	32,815
Total assets	$4,580,697	$4,023,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$364,920	$370,505
Short-term convertible debt, net	—	22,478
Short-term contingent acquisition consideration payable	52,609	46,327
Total current liabilities	417,529	439,310
Noncurrent liabilities:
Long-term convertible debt, net	1,166,036	660,761
Long-term contingent acquisition consideration payable	126,790	115,310
Other long-term liabilities	56,780	42,034
Total liabilities	1,767,135	1,257,415
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 175,495,350 and 172,647,588 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	176	173
Additional paid-in capital	4,435,449	4,288,113
Company common stock held by Nonqualified Deferred Compensation Plan (NQDC)	(14,473)	(14,321)
Accumulated other comprehensive income (loss)	(21,434)	12,816
Accumulated deficit	(1,586,156)	(1,520,506)
Total stockholders’ equity	2,813,562	2,766,275
Total liabilities and stockholders’ equity	$4,580,697	$4,023,690
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2017 and 2016

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Net product revenues	$298,752	$278,262	$916,868	$812,195
Royalty and other revenues	35,396	1,634	38,473	4,568
Total revenues	334,148	279,896	955,341	816,763
OPERATING EXPENSES:
Cost of sales	59,480	50,738	165,791	145,473
Research and development	154,103	160,831	442,145	486,663
Selling, general and administrative	130,532	118,758	394,056	333,635
Intangible asset amortization and contingent consideration	3,760	9,654	26,096	(34,318)
Impairment of intangible assets	—	—	—	599,118
Total operating expenses	347,875	339,981	1,028,088	1,530,571
LOSS FROM OPERATIONS	(13,727)	(60,085)	(72,747)	(713,808)
Equity in the loss of BioMarin/Genzyme LLC	(253)	(104)	(996)	(374)
Interest income	3,976	1,633	10,031	4,561
Interest expense	(10,884)	(9,980)	(31,043)	(29,767)
Other income, net	267	1,723	4,282	504
LOSS BEFORE INCOME TAXES	(20,621)	(66,813)	(90,473)	(738,884)
Benefit from income taxes	(8,094)	(29,388)	(24,823)	(199,394)
NET LOSS	$(12,527)	$(37,425)	$(65,650)	$(539,490)
NET LOSS PER SHARE, BASIC	$(0.07)	$(0.22)	$(0.38)	$(3.29)
NET LOSS PER SHARE, DILUTED	$(0.07)	$(0.22)	$(0.38)	$(3.30)
Weighted average common shares outstanding, basic	175,103	167,714	174,071	163,963
Weighted average common shares outstanding, diluted	175,103	167,714	174,071	164,216

COMPREHENSIVE LOSS	$(19,303)	$(39,795)	$(99,900)	$(558,365)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017

(In thousands of U.S. dollars)

(Unaudited)

				Company	Accumulated
			Additional	Common	Other		Total
	Common stock		Paid-in	Stock Held	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	by NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	172,648	$173	$4,288,113	$(14,321)	$12,816	$(1,520,506)	$2,766,275
Net loss	—	—	—	—	—	(65,650)	(65,650)
Other comprehensive loss	—	—	—	—	(34,250)	—	(34,250)
Issuances under equity incentive plans, net of tax	1,648	2	7,550	—	—	—	7,552
Issuances of common stock under the Employee Stock Purchase Plan (the ESPP)	95	—	6,704	—	—	—	6,704
Conversion of convertible notes, net	1,104	1	22,476	—	—	—	22,477
Common stock held by NQDC	—	—	—	(152)	—	—	(152)
Stock-based compensation	—	—	110,606	—	—	—	110,606
Balance at September 30, 2017	175,495	$176	$4,435,449	$(14,473)	$(21,434)	$(1,586,156)	$2,813,562

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,650)	$(539,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,197	76,805
Non-cash interest expense	23,792	22,276
Accretion of discount on investments	2,162	681
Stock-based compensation	106,678	97,220
(Gain) loss on the sale of equity investments	(3,252)	2,020
Impairment of intangible assets	—	599,118
Deferred income taxes	(36,150)	(218,700)
Unrealized foreign exchange (gain) loss	4,348	(10,961)
Non-cash changes in the fair value of contingent acquisition consideration payable	3,382	(56,954)
Other	4,657	1,044
Changes in operating assets and liabilities:
Accounts receivable, net	(21,598)	(52,023)
Inventory	(80,885)	(59,802)
Other current assets	(20,787)	(1,556)
Other assets	(1,030)	(5,002)
Accounts payable and accrued liabilities	(1,732)	(77,852)
Other long-term liabilities	3,497	(4,451)
Net cash used in operating activities	(23,371)	(227,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(159,329)	(96,806)
Funds held in escrow for the purchase of real property	—	(8,383)
Maturities and sales of investments	325,678	302,801
Purchase of available-for-sale securities	(609,794)	(370,393)
Business acquisitions, net of cash acquired	—	(1,467)
Other	(1,560)	(150)
Net cash used in investing activities	(445,005)	(174,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options and the ESPP	46,119	49,498
Taxes paid related to net share settlement of equity awards	(31,863)	(55,241)
Proceeds from public offering of common stock, net	—	712,938
Proceeds from convertible senior subordinated note offering, net	481,713	—
Payment of contingent acquisition consideration payable	(1,894)	—
Other	(26)	—
Net cash provided by financing activities	494,049	707,195
Effect of exchange rate changes on cash	(2,604)	5,139
NET DECREASE IN CASH AND CASH EQUIVALENTS	23,069	310,309
Cash and cash equivalents:
Beginning of period	$408,330	$397,040
End of period	$431,399	$707,349
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	4,287	4,564
Cash paid for income taxes	21,744	95,163
Stock-based compensation capitalized into inventory	12,077	8,960
Depreciation capitalized into inventory	17,899	13,402
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(25,047)	(13,988)
Conversion of convertible debt	22,477	8,924
Accrual for inventory purchases related to the acquisition of the Merck PKU Business	—	1,322

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

U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other period.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that the Company believes are of significance or potential significance to the Company.

Effective January, 1, 2018, the Company will adopt Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, as amended (commonly referred to as ASC Topic 606), which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

As of September 30, 2017, the Company has not elected to early adopt ASC Topic 606 and plans to adopt the new standard using the modified retrospective method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. As the Company completes its analysis of the accounting for the Company’s customer contracts under the new revenue standard, management is assessing the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis of the Company’s material contracts with customers, management does not anticipate that ASC Topic 606 will have a material impact on the timing of revenue recognition for the products that are marketed by the Company. Management is still assessing the application of ASC Topic 606 to Aldurazyme revenues earned from Genzyme Corporation (Genzyme).

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company’s fiscal year beginning January 1, 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements. Management’s assessment indicates that the amendment will not have a significant impact as the Company currently has no significant equity investments, however, the update may have a significant impact in the future. As of September 30, 2017, the Company has not elected to early adopt the amendments of ASU 2016-01.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The amended guidance requires balance sheet recognition of lease right-of-use (ROU) assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but, as of September 30, 2017, the Company has not made the election to do so. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients.

As of September 30, 2017, the Company has formed a task force that is in the process of analyzing the Company’s lease contracts and the potential impacts the standard may have on its Consolidated Financial Statements and related disclosures. After completing the analysis of the accounting for the Company’s lease contracts under the amendments, management will assess the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis, the Company anticipates the amendments may have a material impact on the Company’s Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Consolidated Balance Sheets, but they are not anticipated to have a material impact on the Company’s other Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The amendment provides clarification about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company has

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

elected to early adopt ASU 2017-09, which did not have a material impact on the Company’s Consolidated Financial Statements because the Company’s policies had already been in compliance.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The amendment changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Although the Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements, adoption of the amendment is not expected to have a material impact due to the nature of the Company’s hedging activity. As of September 30, 2017, the Company has not elected to early adopt the amendments of ASU 2017-12.

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

The acquisition date fair value of the contingent acquisition consideration payments, Kuvan global marketing rights, with the exception of Japan, and pegvaliase in process research and development (IPR&D) acquired was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as level 3 inputs. Key assumptions include a discount rate and various probability factors. The range of outcomes and assumptions used to develop these estimates has been updated to estimate the fair value of the contingent acquisition consideration payable as of September 30, 2017. See Note 13 to these Condensed Consolidated Financial Statements for additional

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

discussion regarding fair value measurements of the contingent acquisition consideration payable included on the Company’s Condensed Consolidated Balance Sheet.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss, basic	$(12,527)	$(37,425)	$(65,650)	$(539,490)
Less: gain on common stock held by the NQDC	—	—	—	1,753
Net loss, diluted	$(12,527)	$(37,425)	$(65,650)	$(541,243)
Denominator:
Weighted-average common shares outstanding, basic	175,103	167,714	174,071	163,963
Effect of dilutive securities:
Common shares held by the NQDC	—	—	—	253
Weighted-average common shares outstanding, diluted	175,103	167,714	174,071	164,216
Net loss per common share, basic	$(0.07)	$(0.22)	$(0.38)	$(3.29)
Net loss per common share, diluted	$(0.07)	$(0.22)	$(0.38)	$(3.30)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	8,328	9,610	8,328	9,610
Common stock issuable under the 2017 Notes	—	1,105	—	1,105
Common stock issuable under the 2018 and 2020 Notes	7,966	7,966	7,966	7,966
Common stock issuable under the 2024 Notes	3,970	—	3,970	—
Unvested restricted stock units	2,923	2,728	2,923	2,728
Common stock potentially issuable for ESPP purchases	365	330	365	330
Common stock held by the NQDC	224	253	224	—
Total number of potentially issuable shares	23,776	21,992	23,776	21,739

The potential effect of the capped call transactions with respect to the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) was excluded from the diluted net income/loss per share as the Company’s closing stock price on September 30, 2017 and 2016 did not exceed the conversion price of $94.15 per share for the 2018 Notes and the 2020 Notes. There is no similar capped call transaction associated with the Company’s 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes). See Note 11 to these Condense Consolidated Financial Statements for information on the Company’s debt.

(7) AVAILABLE-FOR-SALE SECURITIES

All investments were classified as available-for-sale at September 30, 2017 and December 31, 2016. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2017 and December 31, 2016 are summarized in the tables below:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at September 30, 2017
Corporate debt securities	$762,462	$413	$(1,091)	$761,784
Commercial paper	28,039	—	—	28,039
U.S. government agency securities	434,533	2	(980)	433,555
Foreign and other	18,525	123	(22)	18,626
Total	$1,243,559	$538	$(2,093)	$1,242,004

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value at December 31, 2016
Certificates of deposit	$2,800	$—	$—	$2,800
Corporate debt securities	641,670	329	(2,282)	639,717
Commercial paper	16,075	—	—	16,075
U.S. government agency securities	310,635	37	(747)	309,925
Foreign and other	48	86	—	134
Total	$971,228	$452	$(3,029)	$968,651

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The fair values of available-for-sale securities by contractual maturity were as follows:

	September 30,	December 31,
	2017	2016
Maturing in one year or less	$825,700	$395,940
Maturing after one year through five years	416,304	572,711
Total	$1,242,004	$968,651

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2017, some of the Company’s investments were in an unrealized loss position, which the Company considers temporary in nature. The Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

See Note 13 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company’s available-for-sale securities.

(8) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016
Intangible assets:
Finite-lived intangible assets	$303,297	$305,122
Indefinite-lived intangible assets	332,199	332,199
Gross intangible assets:	635,496	637,321
Accumulated amortization	(104,539)	(83,541)
Net carrying value	$530,957	$553,780

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

During the second quarter of 2016, the Company recorded impairment charges of $574.1 million based on the status of development efforts. These impairments reduced the remaining book value of certain IPR&D assets to zero due to the termination of the Kyndrisa and other exon programs. During the second quarter of 2016, the Company also recognized an impairment charge of $25.0 million related to the reveglucosidase alfa IPR&D assets due to the decision to terminate that development program. When a triggering event occurs, management evaluates both IPR&D assets and goodwill for possible impairments. Although management concluded these IPR&D assets were impaired as of June 30, 2016, management determined that goodwill was not impaired as of June 30, 2016. Because the Company’s single reporting unit is the consolidated entity, management compares the total carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit, as evidenced by the Company’s market capitalization. As of June 30, 2016, the Company’s capitalization exceeded the carrying value of its single reporting unit supporting management’s conclusion that goodwill was not impaired.

In July 2017, the Company executed a license agreement and a settlement agreement (the Agreements) with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to our Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. The Agreements resolved the ongoing worldwide patent proceedings related to

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

the use of EXONDYS 51 and all future exon-skipping products for the treatment of DMD. Pursuant to the Agreements, Sarepta paid the Company a one-time upfront fee of $35.0 million, which was recognized as license revenue. Under the Agreements, Sarepta may pay certain additional regulatory and commercial milestone fees for exons 51, 45, 53 and possibly on future exon-skipping products to the Company if certain development and sales milestones are achieved. Additionally, Sarepta will pay the Company royalties based on 5% of net sales in the U.S. through the end of 2023 and 8% of net sales through September 30, 2024 in the EU and in other countries where certain of the Company’s patents exist. The Company retained the right to convert the license to a co-exclusive right in the event it decides to proceed with an exon-skipping therapy for DMD.

See Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the Company’s intangible assets.

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2017	2016
Building and improvements	$636,697	$510,805
Manufacturing and laboratory equipment	284,269	242,899
Computer hardware and software	139,241	129,506
Leasehold improvements	43,900	44,184
Furniture and equipment	29,451	27,229
Land improvements	4,881	4,881
Land	62,702	55,412
Construction-in-progress	68,204	126,446
	1,269,345	1,141,362
Accumulated depreciation	(390,721)	(342,594)
Total property, plant and equipment, net	$878,624	$798,768

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Ireland.

Depreciation expense for the three and nine months ended September 30, 2017 was $19.4 million and $54.8 million, respectively, of which $6.1 million and $17.9 million, respectively, was capitalized into inventory. Depreciation expense for the three and nine months ended September 30, 2016 was $23.2 million and $56.1 million, respectively, of which $4.4 million and $13.4 million, respectively, was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and nine months ended September 30, 2017 and 2016 was insignificant.

(10) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$48,355	$51,250
Work-in-process	262,840	167,788
Finished goods	146,198	136,088
Total inventory	$457,393	$355,126

In the third quarter of 2016, process qualification production activities commenced in the Company’s Shanbally facility related to the Brineura manufacturing process. As of September 30, 2017, the value of the Shanbally qualification campaign was $25.4 million, which was capitalized into inventory because the product is expected to be sold commercially. While the Company believes it is unlikely that the manufacturing process will not be approved for Brineura, should that occur, the value of the inventory would be expensed at that time.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Accounts Payable and Accrued Liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts payable and accrued operating expenses	$157,024	$191,353
Accrued compensation expense	100,481	109,038
Accrued rebates payable	38,321	34,737
Accrued royalties payable	16,419	15,151
Value added taxes payable	10,577	7,848
Forward foreign currency exchange contracts	14,428	5,201
Deferred Revenue	17,430	985
Other	10,240	6,192
Total accounts payable and accrued liabilities	$364,920	$370,505

(11) DEBT

Convertible Notes

In August 2017, the Company issued $495.0 million in aggregate principal amount of senior subordinated convertible notes with a maturity date of August 1, 2024. The 2024 Notes were issued to the public at 98% of face value and bear interest at the rate of 0.599% per annum. Interest is payable semi-annually in cash on February 1 and August 1 of each year, beginning February 1, 2018. The 2024 Notes are convertible, at the option of the holder into shares of the Company’s common stock. The initial conversion rate for the 2024 Notes is 8.0212 shares per $1,000 principal amount of the 2024 Notes, which represents a conversion price of approximately $124.67 per share, subject to adjustment under certain conditions. Following certain corporate transactions, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2024 Notes in connection with such corporate transactions by a number of additional shares of the Company’s common stock. A holder may convert fewer than all of such holder’s 2024 Notes so long as the amount of the 2024 Notes converted is an integral multiple of $1,000 principal amount. Net proceeds from the offering were $481.7 million.

The 2024 Notes are senior subordinated, unsecured obligations, and rank (i) subordinated in right of payment to the prior payment in full of any of the Company’s existing and future senior debt, (ii) equal in right of payment to any of the Company’s existing and future senior subordinated debt, (iii) senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes, and (iii) effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the 2024 Notes, the holders may require the Company to repurchase all or a portion of such holder’s 2024 Notes for cash at 100% of the principal amount of the 2024 Notes being purchased, plus any accrued and unpaid interest.

In connection with the issuance of the 2024 Notes, the Company recorded a discount on the 2024 Notes of $9.9 million, which will be accreted and recorded as additional interest expense over the life of the 2024 Notes. During each of the three and nine months ended September 30, 2017, the Company recognized $0.2 million of debt discount accretion. The Company also incurred $3.4 million of issuance costs. These costs were deferred and are being amortized over the life of the 2024 Notes and recorded as additional interest expense. During each of the three and nine months ended September 30, 2017, the Company recognized $0.1 million of amortization of deferred issuance costs related to the 2024 Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes information regarding the Company’s convertible debt:

	September 30,	December 31,
	2017	2016
Convertible Notes due in 2017	$—	$22,503
Unamortized deferred offering costs	—	(25)
Convertible Notes due in 2017, net	—	22,478

Convertible Notes due in 2018	374,980	374,980
Unamortized discount	(16,329)	(27,566)
Unamortized deferred offering costs	(2,030)	(3,484)
Convertible Notes due in 2018, net	356,621	343,930

Convertible Notes due in 2020	374,993	374,993
Unamortized discount	(43,593)	(53,239)
Unamortized deferred offering costs	(3,954)	(4,923)
Convertible Notes due in 2020, net	327,446	316,831

Convertible Notes due in 2024	495,000	—
Unamortized discount	(9,707)	—
Unamortized deferred offering costs	(3,324)	—
Convertible Notes due in 2024, net	481,969	—

Total convertible debt, net	$1,166,036	$683,239

Fair value of fixed rate convertible debt
Convertible Notes due in 2017 (1)	$—	$90,977
Convertible Notes due in 2018 (1)	417,956	423,202
Convertible Notes due in 2020 (1)	454,334	442,754
Convertible Notes due in 2024 (1)	502,960	—
Total	$1,375,250	$956,933
(1)	The fair value of the Company’s fixed rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Coupon interest	$2,692	$2,466	$7,250	$7,491
Amortization of issuance costs	1,138	826	2,910	2,476
Accretion of debt discount	7,054	6,688	20,883	19,800
Total interest expense on convertible debt	$10,884	$9,980	$31,043	$29,767

In April 2017, the Company’s 1.875% senior subordinated convertible notes due in 2017 (the 2017 Notes) matured, with holders thereof converting $22.5 million of the 2017 Notes prior to the maturity date into 1,103,704 shares of the Company’s common stock. During three and nine months ended September 30, 2016, certain existing holders of the Company’s 2017 Notes elected to convert $2.0 million and $8.9 million, respectively, in aggregate principal amount of the 2017 Notes into 97,348 and 438,315 shares of the Company’s common stock, respectively.

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

Revolving Credit Facility

In November 2016, the Company entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. The Credit Agreement provides for up to $100.0 million in revolving loans (the Revolving Credit Facility), a $10.0 million letter of credit subfacility and a $15.0 million swing line loan subfacility. The maturity date of the Revolving Credit Facility will occur on November 29, 2018. Interest on any outstanding balance of the Revolving Credit Facility is payable quarterly and draws may be voluntary prepaid at any time without penalty. In connection with entering into the Credit Agreement, $0.6 million in financing costs were incurred and will be amortized as Interest Expense over the term of the Credit Agreement. As of September 30, 2017 and December 31, 2016, there were no outstanding amounts due under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries are required to comply with covenants, including, among other things, restrictions on the Company’s and such subsidiaries’ ability to incur additional indebtedness, dispose of its assets, incur liens, make investments, and pay dividends or other distributions, in each case subject to specified exceptions. The Credit Agreement also contains customary indemnification obligations and customary events of default. If the Company’s Global Liquidity, which is defined as the sum of the market value of unrestricted cash, marketable securities and other assets to the extent constituting “cash and cash equivalents,” “short-term investments” or “long-term investments” as reflected in the Company’s Condensed Consolidated Balance Sheet, in each case, held by the Company or certain of the Company’s subsidiaries at such time, regardless of where such assets are domiciled, falls below $225.0 million at the end of any month or at the time of any borrowing or issuance of a letter of credit under the Revolving Credit Facility, then the Company’s obligations under the Credit Agreement will also be secured by the assets held by the Company in the custody account, which was established in the first quarter of 2017. As of September 30, 2017, the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of September 30, 2017 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Sell	2	33.0	Oct. 2017
Canadian Dollars – Sell	6	6.1	Oct. 2017 - Dec. 2017
Colombian Pesos – Sell	3	15,576.0	Oct. 2017 - Dec. 2017
Euros – Purchase	72	116.7	Oct. 2017 - Sep. 2020
Euros – Sell	304	381.9	Oct. 2017 - Sep. 2020
Total	387

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through September 2020. Over the next twelve months, the Company expects to reclassify unrealized losses of $12.9 million from accumulated other comprehensive income (loss) to earnings as the forecasted revenue and operating expense transactions occur.

The Company also enters into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes. The changes in fair value of these forward foreign currency exchange contracts are included as a part of selling, general and administrative (SG&A) expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of September 30, 2017 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Purchase	1	33.0	Oct. 2017
British Pounds – Sell	1	5.2	Oct. 2017
Euros – Purchase	4	109.8	Oct. 2017
Total	6

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2017		September 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$3,096	Accounts payable and accrued liabilities	$14,428
Forward foreign currency exchange contracts	Other assets	4,414	Other long- term liabilities	11,380
Total		7,510		25,808
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	1,139	Accounts payable and accrued liabilities	—
Total		1,139		—
Total value of derivative contracts		$8,649		$25,808

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$13,048	Accounts payable and accrued liabilities	$5,176
Forward foreign currency exchange contracts	Other assets	8,194	Other long- term liabilities	2,342
Total		21,242		7,518
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	964	Accounts payable and accrued liabilities	25
Total		964		25
Total value of derivative contracts		$22,206		$7,543

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in accumulated other comprehensive loss (1)	$(10,569)	$(1,984)	$(33,933)	$(5,857)
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings (2)	(3,700)	1,486	(489)	4,616
Net gain recognized in net loss (3)	689	9	2,395	5,276
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$1,655	$826	$7,286	$(2,446)
(1)	Net change in the fair value of the effective portion classified as accumulated other comprehensive income (loss).
(2)	Effective portion classified as Net Product Revenues and SG&A expense.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as SG&A expense.
(4)	Classified as SG&A expense.

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

	Fair Value Measurements at September 30, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market instruments	$—	$223,845	$—	$223,845
Total cash and cash equivalents	—	223,845	—	223,845
Available-for-sale securities:
Short-term:
Corporate debt securities	—	444,966	—	444,966
Commercial paper	—	28,039	—	28,039
U.S. government agency securities	—	334,241	—	334,241
Foreign and other	—	18,454	—	18,454
Long-term:
Corporate debt securities	—	316,818	—	316,818
U.S. government agency securities	—	99,314	—	99,314
Foreign and other	—	172	—	172
Total available-for-sale securities	—	1,242,004	—	1,242,004
Other current assets:
NQDC Plan assets	—	1,226	—	1,226
Forward foreign currency exchange contract(1)	—	4,235	—	4,235
Restricted investments (2)	—	14,878	—	14,878
Total other current assets	—	20,339	—	20,339
Other assets:
NQDC Plan assets	—	11,272	—	11,272
Forward foreign currency exchange contract(1)	—	4,414	—	4,414
Total other assets	—	15,686	—	15,686
Total assets	$—	$1,501,874	$—	$1,501,874
Liabilities:
Current liabilities:
NQDC Plan liability	$2,635	$1,226	$—	$3,861
Forward foreign currency exchange contract(1)	—	14,428	—	14,428
Contingent acquisition consideration payable	—	—	52,609	52,609
Total current liabilities	2,635	15,654	52,609	70,898
Other long-term liabilities:
NQDC Plan liability	$18,405	$11,272	—	29,677
Forward foreign currency exchange contract(1)	—	11,380	—	11,380
Contingent acquisition consideration payable	—	—	126,790	126,790
Total other long-term liabilities	18,405	22,652	126,790	167,847
Total liabilities	$21,040	$38,306	$179,399	$238,745

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2016
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market instruments	$—	$235,571	$—	$235,571
Corporate debt securities	—	8,593	—	8,593
U.S. government agency securities	—	6,000	—	6,000
Total cash and cash equivalents	—	250,164	—	250,164
Available-for-sale securities:
Short-term:
Certificates of deposit	—	2,800	—	2,800
Corporate debt securities	—	193,974	—	193,974
Commercial paper	—	16,075	—	16,075
U.S. government agency securities	—	168,498	—	168,498
Long-term:
Corporate debt securities	—	437,150	—	437,150
U.S. government agency securities	—	135,427	—	135,427
Greek government-issued bonds	—	134	—	134
Total available-for-sale securities	—	954,058	—	954,058
Other current assets:
NQDC Plan assets	—	163	—	163
Forward foreign currency exchange contract(1)	—	14,012	—	14,012
Restricted investments (2)	—	3,754	—	3,754
Total other current assets	—	17,929	—	17,929
Other assets:
NQDC Plan assets	—	9,121	—	9,121
Forward foreign currency exchange contract(1)	—	8,194	—	8,194
Strategic investment (3)	4,064	—	—	4,064
Total other assets	4,064	17,315	—	21,379
Total assets	$4,064	$1,239,466	$—	$1,243,530
Liabilities:
Current liabilities:
NQDC Plan liability	$2,073	$163	$—	$2,236
Forward foreign currency exchange contract(1)	—	5,201	—	5,201
Contingent acquisition consideration payable	—	—	46,327	46,327
Total current liabilities	2,073	5,364	46,327	53,764
Other long-term liabilities:
NQDC Plan liability	17,303	9,121	—	26,424
Forward foreign currency exchange contract(1)	—	2,342	—	2,342
Contingent acquisition consideration payable	—	—	115,310	115,310
Total other long-term liabilities	17,303	11,463	115,310	144,076
Total liabilities	$19,376	$16,827	$161,637	$197,840
(1)	See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the derivative instruments.
(2)	The restricted investments at September 30, 2017 and December 31, 2016 secure the Company’s irrevocable standby letter of credit obtained in connection with certain commercial agreements.

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

There were no transfers between levels during the three and nine months ended September 30, 2017.

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

Contingent acquisition consideration payable at December 31, 2016	$161,637
Milestone payments to former Huxley Pharmaceuticals, Inc. shareholders	(3,500)
Reversal of contingent liability related to revised estimate of Firdapse FDA acceptance and approval milestones	(4,245)
Changes in the fair value of other contingent acquisition consideration payable	7,627
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	17,880
Contingent acquisition consideration payable at September 30, 2017	$179,399

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. As of September 30, 2017, the balance of the asset retirement obligation liability was $4.1 million.

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date.

(14) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the 2017 Equity Incentive Plan (the 2017 Equity Incentive Plan) and the ESPP. The 2017 Equity Incentive Plan, which was approved by the Company’s stockholders on June 6, 2017 and became effective that same date, and is the successor to and continuation of the Company’s Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan), provides for awards of RSUs and stock options as well as other forms of equity compensation. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. Stock option awards granted to employees generally vest over a four-year period on a cliff basis one year after the grant date and then monthly thereafter. The contractual term of the outstanding options is generally ten years. RSUs granted to employees generally vest annually on a straight-line basis over a four-year period after the grant date. RSUs granted to directors

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

generally vest in full one year after the grant date. Shares formerly reserved for future issuance under the 2006 Share Incentive Plan were transferred to the 2017 Equity Incentive Plan, from which future shares shall be issued. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors, or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards.

Determining the Fair Value of Stock Options and Stock Purchase Rights

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the tables below. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns are considered separately for valuation purposes. The Company has identified two groups with distinctly different exercise patterns. The two groups identified are executive and non-executive employees. The executive employee group has a history of holding options for longer periods than non-executive employees. The expected volatility of stock options is based upon the weighted-average of the historical volatility of the Company’s common stock and the implied volatility of traded options on the Company’s common stock for fiscal periods in which there is sufficient trading volume in options on the Company’s common stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. Effective January 1, 2016, forfeitures were accounted for as they occurred. The assumptions used to estimate the per share fair value of stock options granted under the 2017 Equity Incentive Plan and the 2006 Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	38 – 40%	38 – 40%	38 – 40%	36 – 44%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	4.9 – 6.6 years	5.0 – 6.7 years	4.9 – 6.6 years	5.0 – 8.1 years
Risk-free interest rate	1.8 – 2.1%	1.1 – 1.4%	1.8 – 2.2%	1.1 – 2.1%

During the nine months ended September 30, 2017, the Company granted options to purchase 785,300 shares of common stock with a weighted-average fair value of $36.11 per share.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended September 30, 2017.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, based on the closing price of the Company’s common stock on that date, ratably over the period during which the vesting restrictions lapse. During the nine months ended September 30, 2017, the Company granted 1,312,350 RSUs with service-based vesting conditions with a weighted-average fair value of $87.82 per share.

Restricted Stock Unit Awards with Performance Conditions

On March 22, 2017, pursuant to Board approval, the Company granted 133,250 RSUs with performance-vesting conditions (the 2017 Base RSUs) under the 2006 Share Incentive Plan to certain executive officers. The award of the RSUs under this specific grant is contingent upon the achievement of a 2017 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The number of RSUs to be awarded upon achievement of the performance condition may range between 50% and 200% of the 2017 Base RSUs, dependent on the percentage of 2017 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme) achieved against the target managed revenues with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target. Stock-based compensation for these awards will be recognized over the service period beginning in the period the Company determines it is probable that the revenue target will be achieved. The cost of the 2017 Base RSUs was determined to be $87.42 per RSU, based on the fair value of the common stock underlying the 2017 Base RSUs on the grant date based on the closing price of the Company’s common stock on that date. The Company evaluated the 2017 revenue target in the context of its current 2017 revenue forecast and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing with the first quarter of 2017. As a result, the Company recognized $1.2 million and $2.8 million of compensation expense related to these awards during the three and nine months ended September 30, 2017, respectively.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

On March 15, 2016, pursuant to Board approval, the Company granted 130,310 RSUs with performance-vesting conditions (the 2016 Base RSUs) and a three-year service period, under the 2006 Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2016 revenue target, the Company applied a multiplier of 103% and issued 134,219 RSUs with a grant date fair value of $83.43 per RSU. The Company recognized $0.9 million and $3.2 million of compensation expense related to these awards during the three and nine months ended September 30, 2017, respectively. The Company recognized $1.0 million and $2.1 million of compensation expense related to these awards during the three and nine months ended September 30, 2016, respectively.

On March 3, 2015, pursuant to Board approval, the Company granted 58,300 RSUs with performance-vesting conditions (the 2015 Base RSUs) and a three-year service period, under the 2006 Share Incentive Plan, to certain executive officers. Based on the Company’s performance against the 2015 revenue target, the Company applied a multiplier of 111% and issued 64,713 RSUs with a grant date fair value of $108.36 per RSU. The Company recognized $0.5 million and $1.7 million of compensation expense related to these awards during the three and nine months ended September 30, 2017, respectively. The Company recognized $0.6 million and $1.8 million of compensation expense related to these awards during the three and nine months ended September 30, 2016, respectively.

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$3,007	$2,092	$7,803	$5,943
R&D	13,832	14,165	39,973	42,929
SG&A	19,064	16,645	58,902	48,348
Total stock-based compensation expense	$35,903	$32,902	$106,678	$97,220

The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in 2016, noting that the impact of the election to use actual forfeitures rather than estimated forfeitures on quarterly reporting was not significant.

Stock-based compensation expense of $4.5 million and $12.1 million was capitalized into inventory for the three and nine months ended September 30, 2017, respectively, compared to stock-based compensation expense of $3.5 million and $9.0 million that was capitalized into inventory for the three and nine months ended September 30, 2016, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of Accumulated Other Comprehensive Income (Loss) (AOCI) and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statement of
Details about AOCI Components	2017	2016	2017	2016	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$(4,643)	$1,436	$18	$4,036	Net product revenues
Forward foreign currency exchange contracts	943	50	(507)	4,874	SG&A
Total gain (loss) on cash flow hedges	(3,700)	1,486	(489)	8,910
Gain (loss) on sale of available-for-sale securities	—	7	3,252	(2,020)	Other income
Income tax effect of the above	—	(2)	(1,176)	735	Benefit from income taxes
	$(3,700)	$1,491	$1,587	$7,625	Net loss

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at June 30, 2017	$(13,569)	$(1,080)	$(9)	$(14,658)
Other comprehensive income (loss) before reclassifications	(10,569)	147	2	(10,420)
Less: net loss reclassified from AOCI	(3,700)	—	—	(3,700)
Tax effect	—	(56)	—	(56)
Net current-period other comprehensive income (loss)	(6,869)	91	2	(6,776)
AOCI balance at September 30, 2017	$(20,438)	$(989)	$(7)	$(21,434)

	Three Months Ended September 30, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at June 30, 2016	$2,305	$2,231	$(8)	$4,528
Other comprehensive income (loss) before reclassifications	(1,984)	1,738	(1)	(247)
Less: gain reclassified from AOCI	1,486	7	—	1,493
Tax effect	—	(630)	—	(630)
Net current-period other comprehensive income (loss)	(3,470)	1,101	(1)	(2,370)
AOCI balance at September 30, 2016	$(1,165)	$3,332	$(9)	$2,158

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816
Other comprehensive income (loss) before reclassifications	(33,933)	1,981	5	(31,947)
Less: gain (loss) reclassified from AOCI	(489)	3,252	—	2,763
Tax effect	—	460	—	460
Net current-period other comprehensive income (loss)	(33,444)	(811)	5	(34,250)
AOCI balance at September 30, 2017	$(20,438)	$(989)	$(7)	$(21,434)

	Nine Months Ended September 30, 2016
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2015	$13,602	$7,441	$(10)	$21,033
Other comprehensive income (loss) before reclassifications	(5,857)	(8,477)	1	(14,333)
Less: gain (loss) reclassified from AOCI	8,910	(2,020)	—	6,890
Tax effect	—	2,348	—	2,348
Net current-period other comprehensive income (loss)	(14,767)	(4,109)	1	(18,875)
AOCI balance at September 30, 2016	$(1,165)	$3,332	$(9)	$2,158

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

The table below summarizes consolidated net product revenue concentrations based on patient location for Brineura, Firdapse, Kuvan, Naglazyme, and Vimizim, which are sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	43%	38%	39%	38%
Europe	22%	23%	21%	23%
Latin America	9%	14%	13%	13%
Rest of world	19%	16%	20%	19%
Total net product revenue marketed by the Company	93%	91%	93%	93%
Aldurazyme net product revenues marketed by Genzyme	7%	9%	7%	7%
Total net product revenues	100%	100%	100%	100%

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s consolidated net product revenues attributed to the Company’s largest customers for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer A	20%	19%	18%	19%
Customer B	16%	13%	14%	13%
Customer C	11%	10%	10%	10%
Total	47%	42%	42%	42%

On a consolidated basis, the Company’s two largest customer accounts receivable balances accounted for 20% and 17% of the September 30, 2017 total accounts receivable balance, respectively, compared to December 31, 2016, when the two largest customer accounts receivable balances accounted for 26% and 20% of the total accounts receivable balance, respectively. As of September 30, 2017, and December 31, 2016, the accounts receivable balance for Genzyme included $17.8 million and $30.7 million, respectively, of unbilled accounts receivable related to net incremental Aldurazyme product transfers to Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net product revenues by product:
Aldurazyme	$22,341	$23,751	$61,681	$58,819
Brineura	3,107	—	3,361	—
Firdapse	5,086	4,981	14,051	13,685
Kuvan	105,837	90,899	300,127	257,806
Naglazyme	72,083	77,728	238,392	221,575
Vimizim	90,298	80,903	299,256	260,310
Total net product revenues	$298,752	$278,262	$916,868	$812,195

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues by geographic region:
United States	$151,010	$130,356	$425,107	$365,674
Europe	97,825	62,821	228,775	187,328
Latin America	26,356	38,789	121,824	106,803
Rest of world	58,957	47,930	179,635	156,958
Total revenues	$334,148	$279,896	$955,341	$816,763

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

Paragraph IV Notices

The Company received a paragraph IV notice letter, dated December 23, 2016, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying it that DRL had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100  mg oral powder prior to the expiration of the Company’s patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). The Company filed a lawsuit alleging patent infringement against DRL.  In August 2017, the Company entered into a settlement agreement with DRL (the DRL Powder Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral powder.  Under the terms of the DRL Powder Settlement Agreement, the Company granted DRL a non-exclusive license to its Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride in oral powder form in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

The Company also received two separate paragraph IV notice letters, dated January 14, 2016 and January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying it that Par had filed an ANDA seeking approval of proposed generic versions of Kuvan 100 mg oral powder and Kuvan 100 mg oral tablets, respectively, prior to the expiration of the Company’s patents listed in the FDA’s Orange Book.  The Company filed two lawsuits alleging patent infringement against Par (the lawsuit against Par pertaining to the proposed generic version of Kuvan 100 mg oral tablets was filed together with Merck & Cie), and the two Par cases were consolidated.  In April 2017, the Company and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, the Company granted Par a non-exclusive license to its Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

The Company also received a paragraph IV notice letter, dated October 3, 2014, from DRL notifying it that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of the Company’s patents

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars, except per share amounts or as otherwise disclosed)

listed in the FDA’s Orange Book. The Company, together with Merck & Cie, filed a lawsuit alleging patent infringement against DRL.  In September 2015, the Company and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, the Company granted DRL a non-exclusive license to its Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

Contingent Payments

As of September 30, 2017, the Company is subject to contingent payments totaling approximately $600.2 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $218.3 million (or €185 million based on the exchange rate of 1.18 USD per Euro in effect on September 30, 2017) relates to the Merck PKU Business acquisition and $53.3 million relates to programs that are no longer being developed. See Note 13 to these Condensed Consolidated Financial Statements for further information regarding the Company’s contingent acquisition consideration payable.

As of September 30, 2017, the Company has recorded a total of $179.4 million of short-term and long-term contingent acquisition consideration payable on its Condensed Consolidated Balances Sheet, of which $52.6 million is expected to be paid in the next twelve months.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of September 30, 2017, these commitments for the next five years were approximately $41.5 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s approved products.

(19) BENEFIT FROM INCOME TAXES

The Company has historically computed its interim period benefit from income taxes by applying its forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated benefit from income taxes for the three and nine months ended September 30, 2017 and 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2017 and 2016.

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

Business Developments

We continued to grow our commercial business and advance our product pipeline during 2017. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments in 2017 to date:

•

In October 2017, we announced that the FDA had completed its review of the Investigational New Drug (IND) application for valoctocogene roxaparvovec (formerly referred to as BMN 270), an investigational gene therapy treatment for severe hemophilia A, and concluded that we could proceed with its clinical development. The IND application included 52-week data at the 6e13 vg/kg dose and the protocol for the Phase 3 study using the 6e13 vg/kg dose. We expect to file for approval of valoctocogene roxaparvovec with 52-week data from the Phase 3 studies. The protocol for the second Phase 3 study using the 4e13 vg/kg dose has also been submitted to the FDA. The FDA granted valoctocogene roxaparvovec Breakthrough Therapy Designation in October 2017. The FDA’s Breakthrough Therapy Designation is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious condition. We also announced that the Phase 3 Clinical Trial Application was approved by the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA). In July 2017, we announced that median and mean Factor VIII levels from week 20 through 52 for the 6e13 vg/kg dose cohort have been consistently within the normal levels post treatment. We expect to initiate the global Phase 3 program in the fourth quarter of 2017.

•

In October 2017, we announced the selection of our next drug development candidate, BMN 290, a selective chromatin modulation therapy intended for treatment of Friedreich's Ataxia (FA), a rare autosomal recessive disorder that results in disabling neurologic and cardiac progressive decline. Currently, there are no approved disease modifying therapies for FA. BMN 290 is a second-generation compound derived from a compound acquired from Repligen Corporation (Repligen) that had human clinical data demonstrating increases in frataxin in FA patients. BMN 290 was selected for its favorable penetration into the central nervous system and cardiac target tissues, and its preservation of the selectivity of the original Repligen compound. We expect to submit the IND application in the second half of 2018.

•

In October 2017, updated results on the open-label Phase 2 study of vosoritide demonstrated a sustained increase in annualized growth velocity that was accompanied by sustained improvements over time in height compared to age- and gender-matched unaffected children as measure by z-scores. In addition, continued improvement over time in proportionality as measured by a ratio of the upper and lower body measurements, or U/L ratio, was demonstrated. Our on-going Phase 3 trial for vosoritide for the treatment of children with achondroplasia is a randomized, placebo-controlled study of vosoritide in approximately 110 children with achondroplasia ages 5-14 for 52 weeks. This study will be followed by a subsequent open-label extension. In April 2017, following discussions with global health authorities, we announced plans to augment the growth velocity data in the Phase 3 study with assessments of proportionality, functionality and cumulative growth observed in that study and the ongoing Phase 2 study, as well as safety and efficacy in infants.

•

In August 2017, the FDA accepted for Priority Review the Biologics License Application (BLA) for pegvaliase, a PEGylated phenylanine-metabolizing enzyme product, to reduce blood phenylalanine (Phe) levels in adult patients with PKU who have uncontrolled blood Phe levels on existing management. The FDA is not currently planning to hold an advisory committee meeting to discuss the BLA. The Prescription Drug User Fee Act (PDUFA) action date is February 28, 2018. However, the FDA has requested additional Chemistry, Manufacturing, and Controls (CMC) information, which we expect, when submitted, will be classified as a major amendment and result in a three month extension of the PDUFA date. We also intend to submit a Marketing Authorization Application to the EMA in the first quarter of 2018.

•

In August 2017, we entered into a settlement agreement with Dr. Reddy's Laboratories, Inc. and Dr. Reddy's Laboratories, Ltd. (collectively, DRL) that resolves the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral powder. Under the terms of the agreement, we granted DRL a non-exclusive license to our patents related to Kuvan to allow DRL to market a generic version of sapropterin dihydrochloride in oral powder form in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

•

In July 2017, we executed a license agreement and a settlement agreement (the Agreements) with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to our Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. The Agreements resolved the ongoing worldwide patent proceedings related to the use of EXONDYS 51 and all future exon-skipping products for the treatment of DMD. Pursuant to the Agreements, Sarepta paid us a one-time upfront fee of $35.0 million, which we recognized as license revenue. Under the Agreements, Sarepta may pay certain additional regulatory and commercial milestone fees for exons 51, 45, 53 and possibly on future exon-skipping products to us if certain development and sales milestones are achieved. Additionally, Sarepta will pay us royalties based on 5% of net sales in the U.S. through the end of 2023 and 8% of net sales through September 30, 2024 in the EU and in other countries where certain of our patents exist. We retained the right to convert the license to a co-exclusive right in the event we decide to proceed with an exon-skipping therapy for DMD.

•

In July 2017, we commissioned our commercial gene therapy manufacturing facility, located in Novato, California, and began Good Manufacturing Practices (GMP) production of valoctocogene roxaparvovec to support clinical development activities and anticipated commercial demand. This facility is capable of supporting the manufacturing of product for approximately 2,000 patients per year, and the production process was developed in accordance with International Conference on Harmonisation guidance for Pharmaceuticals for Human Use facilitating worldwide registration with health authorities.

•

In June 2017, the European Commission granted marketing authorization for Brineura in the European Union (EU) to treat children with CLN2 disease. The marketing authorization for Brineura includes all 28 countries of the EU, Norway, Iceland and Liechtenstein. Brineura is the first treatment approved in the EU for the treatment of CLN2 disease. We immediately began marketing Brineura in the EU and began shipping the product within the EU in July 2017.

•

In April 2017, the United States (U.S.) Food and Drug Administration (FDA) approved Brineura to treat children with CLN2 disease. Brineura is the first treatment approved in the U.S. to slow the progression of loss of ambulation in children with CLN2 disease. We immediately began marketing Brineura in the U.S., and began shipping the product within the U.S. in June 2017.

•

In April 2017, we entered into a settlement agreement with Par Pharmaceutical (Par) that resolves patent litigation in the U.S. with Par related to our Kuvan (sapropterin dihydrochloride) 100 mg oral tablets and powder for oral solution in 100 mg packets. Under the terms of the settlement, we granted Par a non-exclusive license to our patents related to Kuvan to allow Par to market a generic version of sapropterin dihydrochloride 100 mg tablets and powder for oral solution in 100 mg and 500 mg sachets in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

•

In January 2017, we announced preliminary results from a Phase 1/2 trial of BMN 250, an investigational enzyme replacement therapy using a novel fusion of recombinant human NAGLU with a peptide derived from insulin-like growth factor 2 (IGF2), for the treatment of Sanfilippo B syndrome, or MPS IIIB, which began enrolling patients in April 2016.  In September 2017, we announced interim data from the dose escalation portion of a Phase 1/2 trial of BMN 250. We continued to observe that BMN 250 reduced heparan sulfate levels to normal range in cerebral spinal fluid of MPS IIIB patients and observed liver size decreases and Development Quotient stabilization or improvement.

•

We reported total revenues of $334.1 million $955.3 million for the three and nine months ended September 30, 2017, respectively, compared to $279.9 million and $816.8 million for the three and nine months ended September 30, 2016, respectively.

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$334.1	$279.9	$955.3	$816.8
Cost of sales	59.5	50.7	165.8	145.5
Research and development (R&D) expense	154.1	160.8	442.1	486.7
Selling, general and administrative (SG&A) expense	130.5	118.8	394.1	333.6
Intangible asset amortization and contingent consideration expense	3.8	9.7	26.1	(34.3)
Impairment of intangible assets	—	—	—	599.1
Net loss	(12.5)	(37.4)	(65.7)	(539.5)
Stock-based compensation expense	35.9	32.9	106.7	97.2

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Total Revenues include net product revenues and royalty and other revenues. Net Product Revenues are generated from the six approved products in our product portfolio as of September 30, 2017. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Royalty and Other Revenues include royalties on net sales of products to licensees or sublicensees, collaborative agreement revenues and rental income associated with the tenants in our San Rafael, California facility.

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

R&D Expense includes costs associated with the research and development of product candidates and post-marketing research commitments related to our approved products. R&D Expense primarily includes preclinical and clinical studies, personnel and raw materials costs associated with manufacturing product candidates, quality control and assurance, research and development, facilities and regulatory costs.

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

Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $1.7 billion as of September 30, 2017, compared to $1.4 billion as of December 31, 2016. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies and Estimates

In preparing our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (SEC), we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2017, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the three months ended September 30, 2017 was $12.5 million, compared to a net loss of $37.4 million for the three months ended September 30, 2016. Our net loss for the nine months ended September 30, 2017, was $65.7 million, compared to a net loss of $539.5 million for the nine months ended September 30, 2016. The decrease in net loss was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Total revenues	$334.1	$279.9	$54.2	$955.3	$816.8	$138.5
Cost of sales	59.5	50.7	8.8	165.8	145.5	20.3
R&D expense	154.1	160.8	(6.7)	442.1	486.7	(44.6)
SG&A expense	130.5	118.8	11.7	394.1	333.6	60.5
Intangible asset amortization and contingent consideration expense	3.8	9.7	(5.9)	26.1	(34.3)	60.4
Impairment of intangible assets	—	—	—	—	599.1	(599.1)
Other, net (1)	(6.8)	(6.7)	(0.1)	(17.7)	(25.1)	7.4
Benefit from income taxes	(8.1)	(29.4)	21.3	(24.8)	(199.4)	174.6
Net loss	$(12.5)	$(37.4)	$24.9	$(65.7)	$(539.5)	$473.8
(1)	Includes Equity in the loss of BioMarin/Genzyme LLC, interest income, interest expense and other income, net.

The decrease in net loss for the three and nine months ended September 30, 2017 was primarily attributed to an increase in total revenues mainly due to a $31.5 million net upfront license payment from Sarepta and patients initiating therapy. The increase in revenues was partially offset by a decrease in the benefit from income taxes for the three and nine months ended September 30, 2017 compared to the same periods in 2016. Additionally, during the nine months ended September 30, 2016 we recorded an impairment charge of $599.1 million primarily due to the termination of the Kyndrisa program, which was partially offset by the reversal of the deferred tax liability that had been established for the future amortization of those intangible assets. There was no similar charge during the nine months ended September 30, 2017. See below for additional information related to the net loss fluctuations presented above, including details of our operating expense fluctuations and the aforementioned impairment charge.

Net Product Revenues

A summary of our various commercial products, including key metrics as of September 30, 2017, is provided below:

Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration	U.S. Biologic Exclusivity Expiration	EU Orphan Drug Exclusivity Expiration
Aldurazyme	MPS I	Expired	Expired	Expired
Brineura	CLN2	2024	2029	2027
Firdapse	LEMS	NA (1)	NA	2019
Kuvan	PKU	Expired	NA	2020 (2)
Naglazyme	MPS VI	Expired	Expired	Expired
Vimizim	MPS IVA	2021	2026	2024
(1)	Firdapse has not received marketing approval in the U.S. We have licensed the North American rights to develop and market Firdapse to a third party.
(2)

Kuvan has been granted orphan drug status in the EU, which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020. Furthermore, Merck Serono marketed Kuvan in the EU until January 1, 2016. See Note 5 to our accompanying Condensed Consolidated Financial for further discussion.

Net product revenues consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Aldurazyme	$22.4	$23.7	$(1.3)	$61.7	$58.8	$2.9
Brineura	3.1	—	3.1	3.4	—	3.4
Firdapse	5.1	5.0	0.1	14.0	13.7	0.3
Kuvan	105.8	90.9	14.9	300.1	257.8	42.3
Naglazyme	72.1	77.8	(5.7)	238.4	221.6	16.8
Vimizim	90.3	80.9	9.4	299.3	260.3	39.0
Total net product revenues	$298.8	$278.3	$20.5	$916.9	$812.2	$104.7

Our Brineura, Firdapse, Kuvan, Naglazyme and Vimizim customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies. We also sell Brineura, Kuvan, Naglazyme and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, particularly in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues. Genzyme Corporation (Genzyme) is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our net product revenues denominated in U.S. dollar (USD) and foreign currencies (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Sales denominated in USD	$178.4	$168.2	$10.2	$544.9	$473.8	$71.1
Sales denominated in foreign currencies	120.4	110.1	10.3	372.0	338.4	33.6
Total net product revenues	$298.8	$278.3	$20.5	$916.9	$812.2	$104.7

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three and nine months ended September 30, 2017 was positive by $0.2 million and $1.6 million, respectively, compared to a positive impact of $0.5 million and a negative impact of $3.0 million, respectively, during the three and nine months ended September 30, 2016.

The following is additional discussion of our revenue results by product:

•

Aldurazyme: The Aldurazyme net product revenues for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, remained relatively flat. The modest changes were primarily attributable to the timing of Aldurazyme revenues reported by Genzyme, offset in part by the timing of shipments to Genzyme. Aldurazyme revenues reported by Genzyme totaled $58.4 million and $176.3 million for the three and nine months ended September 30, 2017, respectively, compared to $58.9 million and $168.5 million for the three and nine months ended September 30, 2016, respectively. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in USD.

•

Brineura: The FDA and European Commission granted marketing approval for Brineura in April 2017 and June 2017, respectively. We began marking the product following approval in each of these markets with the first commercial shipments in the U.S. and EU occurring in June 2017 and July 2017, respectively.

•

Kuvan: The increase in Kuvan net product revenues for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, was primarily attributable to an increase in patients on Kuvan therapy in the U.S. and the completion of the transition of the ex-North American territories acquired in 2016.

•

Naglazyme: The decrease in Naglazyme net product revenues for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was mainly due to timing of government orders in Latin America, partially offset by new patients initiating therapy. The increase in Naglazyme net product revenues for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily attributable to new patients initiating therapy.

•

Vimizim: The increase in Vimizim net product revenues for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, was primarily attributed to new patients initiating therapy.

Royalty and Other Revenues

Royalty and Other Revenues for the three and nine months ended September 30, 2017 included recognition of the $31.5 million net upfront license revenue from Sarepta and $1.4 million in royalty revenue earned on Sarepta net sales during the third quarter of 2017. We expect to continue earn royalties from Sarepta’s net sales under the terms of the Agreements in future quarters.

Cost of Sales and Product Gross Margin

The following table summarizes our cost of goods sold and product gross margin (in millions, except percentages):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Total net product sales	$298.8	$278.3	$20.5	$916.9	$812.2	$104.7
Cost of sales	59.5	50.7	8.8	165.8	145.5	20.3
Product gross margin	80%	82%	(2.0)%	82%	82%	0%

Product gross margin (defined as net product revenues less cost of sales, expressed as a percentage of net product revenues) for the three months ended September 30, 2017 compared to 2016 decreased modestly. The decrease in product gross margin for the three months ended September 30, 2017 was primarily attributed to increased Naglazyme and Vimizim manufacturing costs. Product gross margin for the nine months ended September 30, 2017 compared to the comparable period in 2016 remained flat. We expect product gross margin to remain in the low 80 percent range over the next twelve months.

Research and Development

A summary of our on-going major development programs, including key metrics as of September 30, 2017, is provided below:

		U.S. Orphan	EU Orphan
Major Products in Development	Target Indication	Designation	Designation	Stage
BMN 250	MPS IIIB	Yes	Yes	Clinical Phase 1/2
Pegvaliase	PKU	Yes	Yes	Marketing authorization regulatory review
Valoctocogene roxaparvovec	Hemophilia A	Yes	Yes	Clinical Phase 1/2
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3

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

R&D Expense decreased to $154.1 million and $442.1 million for the three and nine months ended September 30, 2017, respectively, from $160.8 million and $486.7 million for the three and nine months ended September 30, 2016, respectively. R&D expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
BMN 250	$17.0	$11.4	$5.6	$37.9	$35.3	$2.6
Brineura	10.8	20.2	(9.4)	39.5	52.4	(12.9)
Pegvaliase	28.7	19.5	9.2	85.1	59.0	26.1
Valoctocogene roxaparvovec	29.7	12.8	16.9	83.6	38.9	44.7
Vosoritide	13.3	11.6	1.7	39.2	35.5	3.7
Other approved products	17.4	16.2	1.2	54.7	49.9	4.8
Early stage programs	16.3	15.3	1.0	47.7	40.0	7.7
Other and non-allocated	20.9	53.8	(32.9)	54.4	175.7	(121.3)
Total	$154.1	$160.8	$(6.7)	$442.1	$486.7	$(44.6)

For the three and nine months ended September 30, 2017, R&D expense decreased by $6.7 million and $44.6 million, respectively, compared to the same periods in 2016. The decrease in R&D expense was primarily a result of the following:

•

a decrease in R&D expense for other and non-allocated programs is primarily related to R&D spending in 2016 on the Kyndrisa, other exon-skipping, and reveglucosidase alfa development programs, all of which were terminated in 2016; and

•	a decrease in R&D expense related to Brineura due to the approval of the product in the U.S. and EU in June 2017 and July 2017, respectively; offset by
•	an increase in clinical trial activities related to BMN 250, pegvaliase, valoctocogene roxaparvovec and vosoritide product candidates; and
•	an increase in pre-clinical activity for our early stage programs.

During the remainder of 2017, we expect our R&D spending to increase over 2016 levels due to our BMN 250, pegvaliase, valoctocogene roxaparvovec, and vosoritide programs progressing in their development. We also expect increased spending on pre-clinical activities for our early development stage programs. Additionally, we expect to continue incurring significant R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch or pre-qualification manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A Expense increased to $130.5 million and $394.1 million for the three and nine months ended September 30, 2017, respectively, from $118.8 million and $333.6 million for the three and nine months ended September 30, 2016, respectively. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Sales and marketing (S&M) expense	$67.0	$61.3	$5.7	$201.9	$174.9	$27.0
General and administrative (G&A) expense	63.5	57.5	6.0	192.2	158.7	33.5
Total SG&A expense	$130.5	$118.8	$11.7	$394.1	$333.6	$60.5

	Three Months Ended September 30,			Nine Months Ended September 30,
S&M expense by product	2017	2016	Change	2017	2016	Change
Brineura	$8.3	$4.9	$3.4	$20.7	$9.2	$11.5
Kuvan	19.4	13.6	5.8	62.6	42.9	19.7
Naglazyme	11.9	12.6	(0.7)	37.3	36.6	0.7
Vimizim	18.4	16.9	1.5	53.7	48.0	5.7
Other and not allocated	9.0	13.3	(4.3)	27.6	38.2	(10.6)
Total S&M expense	$67.0	$61.3	$5.7	$201.9	$174.9	$27.0

S&M expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. For the three and nine months ended September 30, 2017, the increase of $5.7 million and $27.0 million in S&M expense, respectively, compared to the same periods in 2016, was primarily related to the following:

•	an increase in Kuvan S&M expense due to continued worldwide expansion of commercial activities as a result of acquiring the worldwide rights to Kuvan, except for Japan, on January 1, 2016;
•	an increase in Brineura S&M expense primarily due to commercial marketing expense related to the launch of Brineura; and
•	an increase in Vimizim S&M expense due to continued expansion of our worldwide commercial activities; offset by
•	a decrease in other and not allocated S&M expense primarily due to the decrease in S&M expenses related to the terminated programs, primarily Kyndrisa.

G&A expense primarily consisted of corporate support and other administrative expenses, including employee-related expenses, which increased in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily due to increased personnel and related costs mainly due to increased headcount.

We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Brineura, pre-commercialization efforts related to product candidates, the continued international expansion of Kuvan and Vimizim, and the increase in administrative support required for our expanding operations.

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Changes in the fair value of contingent acquisition consideration payable	$(3.8)	$2.1	$(5.9)	$3.4	$(57.0)	$60.4
Amortization of intangible assets	7.6	7.6	—	22.7	22.7	—
Total intangible asset amortization and contingent consideration	$3.8	$9.7	$(5.9)	$26.1	$(34.3)	$60.4

The changes in the fair value of the contingent acquisition consideration payable were primarily attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs as well as the passage of time. The majority of the changes in fair value of contingent acquisition consideration payable for each period presented was attributed to the following:

•

during the three months ended September 30, 2017, we reduced the estimated probability of achieving the Firdapse FDA approval milestone prior to its expiration date to zero, which resulted in a decrease of $4.2 million due to the reversal of the fair value of a portion of the contingent consideration payable to the former Huxley Pharmaceuticals Inc. shareholders;

•

during the nine months ended September 30, 2017, the continued progress of the PKU developmental program for pegvaliase, offset by the reversal of the fair value of the Firdapse FDA approval milestone; and

•

during the nine months ended September 30, 2016, the termination of the Kyndrisa and reveglucosidase alfa development programs that resulted in the reversal of the fair value of the remaining contingent consideration payable to the former Prosensa Holding N.V. and Zystor Therapeutics, Inc. shareholders.

Impairment of Intangible Assets

In the second quarter of 2016, we recorded an impairment charge of $599.1 million related to the Kyndrisa and other exon and reveglucosidase alfa IPR&D assets based on the termination of the internal development of the respective programs. No impairment charges were recorded in the three and nine months ended September 30, 2017. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our Intangible Assets.

Interest Income

We invest our cash, short-term and long-term investments in U.S. government securities and other high credit quality securities in order to limit default and market risk. Interest income totaled $4.0 million and $10.0 million for the three and nine months ended September 30, 2017, respectively, compared to $1.6 million and $4.6 million for the three and nine months ended September 30, 2016, respectively. The increase in interest income during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016 was primarily due to higher investment balances, which increased due to the investment of the net proceeds of $481.7 million from the August 2017 issuance of $495.0 million in aggregate principal amount of 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and higher average interest rate on investments. Due to higher investment balances offset in part by planned spend, over the next 12 months we expect an increase in interest income from present levels.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Coupon interest	$2.7	$2.5	$0.2	$7.2	$7.5	$(0.3)
Amortization of issuance costs	1.1	0.8	0.3	2.9	2.5	0.4
Accretion of discount on convertible notes	7.1	6.7	0.4	20.9	19.8	1.1
Total interest expense	$10.9	$10.0	$0.9	$31.0	$29.8	$1.2

Interest expense primarily consisted of amounts related to our senior subordinated convertible notes. Interest expense in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016 increased due to the issuance of the 2024 Notes. We expect interest expense to increase over the next 12 months due to the coupon interest and amortization of issuance costs related to the 2024 Notes. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt.

Benefit from Income Taxes

For the three and nine months ended September 30, 2017, we recognized a benefit from income taxes of $8.1 million and $24.8 million, respectively, compared to the three and nine months ended September 30, 2016 when we recognized an income tax benefit of $29.4 million and $199.4 million, respectively. The benefit from income taxes for the nine months ended September 30, 2016 primarily included the reversal of the deferred tax liability associated with the write-off of the IPR&D related to Kyndrisa and reveglucosidase alfa. We have historically computed our interim period benefit from income taxes by applying our forecasted effective tax rate to year-to-date earnings. However, due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, we have computed the U.S. component of the consolidated benefit from income taxes for the three and nine months ended September 30, 2017 and 2016 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2017 and 2016.

The benefit from income taxes for the three and nine months ended September 30, 2017 and 2016 also consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and the federal and California R&D credits, and the tax benefit related to stock option exercises during these periods, which resulted in a net tax benefit in both periods. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion of the components of our benefit from income taxes.

Financial Position, Liquidity and Capital Resources

As of September 30, 2017, we had approximately $1.7 billion in cash, cash equivalents, and short-term and long-term investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents, and short-term and long-term investments, supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. As of September 30, 2017, $87.3 million of our $1.7 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our liquidity and capital resources as of September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30,	December 31,
	2017	2016	Change
Cash and cash equivalents	$431.4	$408.3	$23.1
Short-term investments	825.7	381.3	444.4
Long-term investments	416.3	572.8	(156.5)
Cash, cash equivalents and investments	$1,673.4	$1,362.4	$311.0

Convertible debt	$1,166.0	$683.2	$482.8

Our cash flows for the nine months ended September 30, 2017 and 2016 are summarized as follows (in millions):

	2017	2016	Change
Cash and cash equivalents at the beginning of the period	$408.3	$397.0	$11.3
Net cash used in operating activities	(23.4)	(227.6)	204.2
Net cash used in investing activities	(445.0)	(174.4)	(270.6)
Net cash provided by financing activities	494.0	707.2	(213.2)
Foreign exchange impact	(2.5)	5.1	(7.6)
Cash and cash equivalents at the end of the period	$431.4	$707.3	$(275.9)
Short-term and long-term investments	1,242.0	690.5	551.5
Cash, cash equivalents and investments	$1,673.4	$1,397.8	$275.6

Cash Used in Operating Activities

Cash used in operating activities decreased by $204.2 million from $227.6 million during the nine months ended September 30, 2016 to $23.4 million during the nine months ended September 30, 2017. Cash used in operating activities primarily consisted of net loss of $65.7 million, adjusted for non-cash items such as $106.7 million for stock-based compensation expenses, $59.2 million for depreciation and amortization expense, $23.8 million of non-cash interest expense, partially offset by $36.2 million for deferred income taxes and $3.3 million gain on the sale of strategic investments. Cash used in operating activities in the comparable period in 2016 was adjusted for the non-cash impairment of intangible assets of $599.1 million. Changes in operating assets and liabilities during the nine months ended September 30, 2017 resulted in a net cash outflow of $122.5 million that consisted primarily of increased cash outflow for increased inventory spending for all commercial products to meet anticipated future sales demand.

Cash Used in Investing Activities

Net cash used in investing activities increased by $270.6 million from $174.4 million during the nine months ended September 30, 2016 to $445.0 million during the nine months ended September 30, 2017. The increase in net cash used in investing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to a $216.5 million increase in net purchases of available-for-sale securities and a $62.5 million increase of capital purchases. We expect to continue to make significant capital investments in our manufacturing and administrative facilities to accommodate anticipated demand for new commercial products, clinical studies and the related growth in personnel to support those activities.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $213.2 million from $707.2 million for the nine months ended September 30, 2016 to $494.0 million during the nine months ended September 30, 2017. The decrease in net cash provided by financing activities for the nine months ended September 30, 2017 was primarily attributable to a decrease of $712.9 million in proceeds from public offerings of common stock and a $3.4 million decrease in proceeds from employee equity transactions, partially offset by $481.7 million of net proceeds from the 2024 Notes issued in August 2017 and a $23.4 million decrease in taxes paid related to net share settlement of employee equity awards.

Other Information

Our indebtedness consists primarily of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes), the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes)  and the 2024 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018, 2020 and 2024, respectively. The 2018 Notes, 2020 Notes and 2024 Notes are referred to collectively herein as the Notes. Our senior subordinated convertible notes due in 2017 matured on April 23, 2017, with conversion of all principal amounts except for a final cash settlement of $26,000. In August 2017, we completed an offering of $495.0 million in aggregate principal amount of the 2024 Notes, which resulted in net proceeds of $481.7 million, after deducting commissions and offering expenses. The 2024 Notes bear interest at the stated annual rates, which is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2018. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Our $1.2 billion (undiscounted) of total convertible debt as of September 30, 2017 will impact our liquidity due to the semi-annual cash interest payments and will further impact our liquidity if we elect to settle all or portions of the 2018 Notes or the 2020 Notes in cash upon conversion. In addition, in the event the conditional conversion feature of the 2018 Notes or 2020 Notes is triggered, holders of such 2018 Notes and 2020 Notes will be entitled to convert the 2018 Notes and 2020 Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we do not elect to settle conversions of the 2018 Notes and 2020 Notes solely in shares of our common stock. Even if holders of the 2018 Notes or 2020 Notes do not elect to convert their 2018 Notes and 2020 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. Moreover, if holders of the Notes do not elect to convert their Notes and we are unable to refinance the Notes, we must repay the Notes. We may seek to refinance or repay these obligations through funds raised from third-party financing, or equity or debt financings, none of which may be available on commercially reasonable terms, if at all. In addition, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash or cash equivalents to repurchase our convertible debt or other securities.

In August 2016, we sold 7.5 million shares of our common stock at a price of $96.00 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the SEC. We received net proceeds of approximately $712.9 million from this public offering after accounting for the underwriting discount and offering costs.

In November 2016 we entered into a credit agreement (the Credit Agreement) providing for up to $100.0 million in revolving loans (the Revolving Credit Facility). We expect to use the proceeds of the Revolving Credit Facility to finance ongoing working capital needs (including timing differences resulting from the strategic management of short-term investments) and for other general corporate purposes. As of September 30, 2017, we had not drawn on the Revolving Credit Facility. Although quarterly interest payments will be due on any outstanding balance due, we anticipate any balance due to be short-term in nature. See Note 11 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

We sell our products in other countries, including Southern European countries, Russia, Chile and Brazil, which face economic volatility and weakness. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses of our major development programs from inception to September 30, 2017 were as follows (in millions):

Since Program
Inception
BMN 250	$136.5
Brineura	227.7
Pegvaliase	485.9
Valoctocogene roxaparvovec	204.7
Vosoritide	213.8
Other approved products	962.4
Other and non-allocated	Not meaningful

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
•

generic competition to Kuvan relating to our settlements with DRL (related to Kuvan tablets and powder) and Par (related to Kuvan tablets and powder) or potential generic competition from future competitors;

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of September 30, 2017 are presented in the table below (in millions).

	Payments Due Within
				More
	1 Year	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2018 Notes and related interest	$2.8	$376.4	$—	$—	$379.2
2020 Notes and related interest	5.6	11.3	377.8	—	394.7
2024 Notes and related interest	3.0	5.9	5.9	500.9	515.7
Operating leases	8.8	6.2	4.2	12.2	31.4
R&D and purchase commitments	41.5	—	—	—	41.5
Total	$61.7	$399.8	$387.9	$513.1	$1,362.5

We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $600.2 million as of September 30, 2017, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $218.3 million (USD equivalent of 185 million Euros translated at 1.18 USD per Euro) relates to the Merck PKU Business acquisition and $53.3 million relates to programs that are no longer being developed. See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2017 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Paragraph IV Notices

We received a paragraph IV notice letter, dated December 23, 2016, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral powder prior to the expiration of our patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). We filed a lawsuit alleging patent infringement against DRL. In August 2017, we entered into a settlement agreement with DRL (the DRL Powder Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral powder. Under the terms of the DRL Powder Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride in oral powder form in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

We also received two separate paragraph IV notice letters, dated January 14, 2016 and January 22, 2015, from Par Pharmaceutical, Inc. (Par), notifying us that Par had filed an ANDA seeking approval of proposed generic versions of Kuvan 100 mg oral powder and Kuvan 100 mg oral tablets, respectively, prior to the expiration of our patents listed in the FDA’s Orange Book. We filed two lawsuits alleging patent infringement against Par (the lawsuit against Par pertaining to the proposed generic version of Kuvan 100 mg oral tablets was filed together with Merck & Cie), and the two Par cases were consolidated. In April 2017, we and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, we granted Par a non-exclusive license to our Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

We also received a paragraph IV notice letter, dated October 3, 2014, from DRL notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book. We, together with Merck & Cie, filed a lawsuit alleging patent infringement against DRL. In September 2015, we and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 27, 2017.

Risks Related to Our Business

*If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.

We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates, including pegvaliase, in any jurisdiction. For example, even though the pivotal Phase 3 PRISM-2 study of pegvaliase met the primary endpoint of change in blood Phe compared with placebo (p<0.0001), we did not demonstrate a statistically significant improvement in inattention or mood scores, a key secondary clinical neurocognitive endpoint. In August 2017, the FDA accepted for Priority Review our Biologics License Application (BLA) for pegvaliase, but there is no assurance that a reduction in blood Phe alone will be sufficient to support the FDA’s full regulatory approval of pegvaliase.

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

Our Aldurazyme, Brineura, Naglazyme and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The BPCIA establishes a period of 12 years of exclusivity for reference products. Aldurazyme’s exclusivity under the BPCIA expired in 2015, Brineura’s exclusivity under the BPCIA expires in 2029, Naglazyme’s exclusivity under the BPCIA expired in June 2017, and Vimizim’s exclusivity under the BPCIA expires in 2026. Our products approved under BLAs, as well as products in development that may be approved under BLAs in the future, could be reference products for biosimilar marketing applications.

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

*Our valoctocogene roxaparvovec (formerly referred to as BMN 270) program is based on a gene therapy approach, which, as a novel technology, presents additional treatment, regulatory, manufacturing, and commercial risks in relation to our other, more traditional drug development programs.

In addition to the risks set forth in this Risk Factors section associated with developing and commercializing more traditional pharmaceutical drugs, there are additional, unique risks associated with gene therapy products like our product candidate valoctocogene roxaparvovec. The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too much or too little of the desired protein or RNA. There is also a risk that production of the desired protein or RNA will increase or decrease over time. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused by overproduction. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.

We may experience development problems related to our gene therapy program that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA has only approved cell-based gene therapy treatments thus far and is only currently reviewing a vector-based gene therapy, with a decision expected in January 2018. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidate in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.

Even if we obtain regulatory approval for valoctocogene roxaparvovec, we may experience delays, and increased costs, in developing a sustainable, reproducible and large-scale manufacturing process. Gene therapy products are novel, complex and difficult to manufacture, and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. Whether we produce valoctocogene roxaparvovec at a contract manufacturer or at our own gene therapy manufacturing facility, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies or commercializing valoctocogene roxaparvovec in a timely, or on a profitable, basis, if at all.

Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we also face uncertainty with respect to the pricing, coverage and reimbursement of valoctocogene roxaparvovec, if approved. In order to recover our research and development costs and commercialize this one-time treatment on a profitable basis, we expect the cost of a single administration of valoctocogene roxaparvovec to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third-party payors will be essential for the vast majority of patients to be able to afford valoctocogene roxaparvovec. Accordingly, sales of valoctocogene roxaparvovec, if approved, will depend substantially, both domestically and internationally, on the extent to which its cost will be paid by third-party payors. Even if coverage is provided, the reimbursement amounts approved by third-party payors may not be high enough to allow us to realize a sufficient return on our investment.

We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for valoctocogene roxaparvovec, the commercial success of valoctocogene roxaparvovec will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product candidate in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Even if valoctocogene roxaparvovec displays a favorable efficacy and safety profile in clinical trials and is ultimately approved, market acceptance of valoctocogene roxaparvovec will not be fully known until after it is launched. Negative public opinion or more restrictive government regulations or could have a negative effect on our business and financial condition and may delay or impair the development and commercialization of, and demand for, valoctocogene roxaparvovec.

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

As of September 30, 2017, we had cash, cash equivalents and short and long-term investments totaling $1.7 billion and long-term debt obligations of $1.2 billion (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we made cash payments on this transaction totaling $374.5 million in the nine months ended September 30, 2017, and may pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. In August 2017, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $481.7 million, after deducting commissions and estimated offering expenses payable by us. We will need cash to not only repay the principal amount of our 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes), 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes), and 0.599% senior subordinated convertible notes due in 2024, (the 2024 Notes, and together with the 2018 Notes and the 2020 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

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

As of September 30, 2017, we had $1.2 billion (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) of indebtedness under the 2018 Notes, $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes, and $495.0 million (undiscounted) of indebtedness under the 2024 Notes. In November 2016, we also entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, providing for up to $100.0 million in revolving loans. Our indebtedness may:

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

In addition, the Credit Agreement does, and any future indebtedness that we may incur may, contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the Credit Agreement, the outstanding borrowings thereunder could become immediately due and payable, the Credit Agreement lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indentures governing our Notes. If we default under any of the Notes, such notes could become immediately due and payable and it could lead to defaults under the other Notes and/or the Credit Agreement.

*In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

Our outstanding indebtedness consists primarily of the 2018 Notes, 2020 Notes and 2024 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018, 2020 and 2024, respectively. In addition, in the event the conditional conversion feature of the 2018 Notes or 2020 Notes is triggered, holders of such Notes will be entitled to convert the 2018 Notes or 2020 Notes at any time during specified periods at their option. Our liquidity could be adversely affected if we do not elect to settle conversions of the 2018 Notes and 2020 Notes solely in shares of our common stock. Even if holders of the 2018 or 2020 Notes do not elect to convert their 2018 or 2020 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. Moreover, if holders of the Notes do not elect to convert their Notes and we are unable to refinance the Notes, we must repay the Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share. In addition, although we had no outstanding balance under the Credit Agreement as of September 30, 2017, we also may borrow up to $100.0 million in revolving loans under the Credit Agreement, which would be required to be repaid in cash at maturity in 2018.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA.  It is uncertain the extent to which any such changes may impact our business or financial condition. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

*If we are found in violation of federal or state health care laws, we may be required to pay a penalty or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

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

Although we have adopted policies and procedures designed to ensure that the Company, our employees and third-party agents will comply with such laws, there can be no assurance that such policies or procedures will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, partners and other third parties with respect to our business. If we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could harm our business, financial condition, results of operations, cash flows and prospects. Investigations of any actual or alleged violations of such laws or policies related to us could harm our business, financial condition, results of operations, cash flows and prospects.

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

Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as valoctocogene roxaparvovec, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:

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

We received a paragraph IV notice letter, dated December 23, 2016, from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL), notifying us that DRL had filed an abbreviated new drug application (ANDA) seeking approval of a proposed generic version of Kuvan (sapropterin dihydrochloride) 100 mg oral powder prior to the expiration of our patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). We filed a lawsuit alleging patent infringement against DRL. In August 2017, we entered into a settlement agreement with DRL (the DRL Powder Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral powder. Under the terms of the DRL Powder Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride in oral powder form in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

We also received two separate paragraph IV notice letters, dated January 14, 2016 and January 22, 2015, from Par notifying us that Par had filed an ANDA seeking approval of proposed generic versions of Kuvan 100 mg oral powder and Kuvan 100 mg oral tablets, respectively, prior to the expiration of our patents listed in the FDA’s Orange Book. We filed two lawsuits alleging patent infringement against Par (the lawsuit against Par pertaining to the proposed generic version of Kuvan 100 mg oral tablets was filed together with Merck & Cie), and the two Par cases were consolidated. In April 2017, we and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, we granted Par a non-exclusive license to our Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

We also received a paragraph IV notice letter, dated October 3, 2014, from DRL notifying us that DRL had filed an ANDA seeking approval of a proposed generic version of Kuvan 100 mg oral tablets prior to the expiration of our patents listed in the FDA’s Orange Book. We, together with Merck & Cie, filed a lawsuit alleging patent infringement against DRL. In September 2015, we and Merck & Cie entered into a settlement agreement with DRL (the DRL Tablet Settlement Agreement) that resolved the patent litigation with DRL in the U.S. related to Kuvan 100 mg oral tablets. Under the terms of the DRL Tablet Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride 100 mg oral tablets in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances.

For more information regarding these matters, see “Legal Proceedings” in Part II, Item 1 of this Interim Report on Form 10-Q.

The DRL Powder Settlement Agreement, the Par Settlement Agreement, and the DRL Tablet Settlement Agreement, as well as any future ANDA or related legal proceeding, could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if DRL is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL (relating to Kuvan tablets) and Par (relating to Kuvan tablets and powder) following the settlements described above could have a material adverse effect on our revenue and results of operations.

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

Even if our product candidates are approved, if doctors elect a course of treatment which does not include our products, this decision would reduce demand for our products and adversely affect revenues. For example, if gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, such as Aldurazyme, Naglazyme, and Vimizim in MPS diseases, could be greatly reduced. Moreover, if we obtain regulatory approval for valoctocogene roxaparvovec, the commercial success of valoctocogene roxaparvovec will still depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.

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

We manufacture Aldurazyme, Brineura, Naglazyme and a portion of Vimizim in a manufacturing facility located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Aldurazyme, Brineura, Naglazyme and Vimizim or our third-party manufacturers’ ability to manufacture Firdapse or Kuvan.

Our Galli Drive facility located in Novato, California is currently our only manufacturing facility for Aldurazyme and Naglazyme and is one of two manufacturing facilities for Brineura and Vimizim. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, power loss and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture Aldurazyme, Brineura, Naglazyme and Vimizim, or to have Firdapse or Kuvan manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenue could be seriously impaired. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

We sell our products in countries that face economic volatility and weakness, including Southern European countries, Russia, Chile and Brazil. Although we have historically collected receivables from customers in those countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. Additionally, if one or more of these countries were unable to purchase our products, our revenue would be adversely affected.

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
•

generic competition to Kuvan relating to our settlements with DRL (related to Kuvan tablets and powder) and Par (related to Kuvan tablets and powder) or potential generic competition from future competitors;

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our restated certificate of incorporation and amended and restated bylaws, as amended, providing that stockholders’ meetings may only be called by our Chairman, the lead independent director or the majority of our Board of Directors and that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. . Additionally, our Board of Directors has the authority to issue shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

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

*Our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of BioMarin to us or our stockholders;
•

any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, our restated certificate of incorporation or our amended and restated bylaws, as amended; and

•	any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine.

This exclusive-forum provision further provides that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provision, including consent to the personal jurisdiction of the Court of Chancery of the State of Delaware related to any action covered by such provision.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

3.2*	Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., as amended.

4.1

Base Indenture, dated August 11, 2017, between the Company and Wilmington Trust, National Association, as Trustee, previously filed with the SEC on August 11, 2017 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

4.2

First Supplemental Indenture, dated August 11, 2017, between the Company and Wilmington Trust, National Association, as Trustee (including the form of 0.599% Senior Subordinated Convertible Note due 2024), previously filed with the SEC on August 11, 2017 as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.1*	BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

Exhibit Number	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document
*	Filed herewith
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 31, 2017	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)