Form 10-Q/A
period 2017-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2017-11-13
CIK 1048477

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

EXPLANATORY NOTE

BioMarin Pharmaceutical, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2017 (the “10-Q”). This Amendment is being filed solely to re-file Exhibit 10.1 to the 10-Q (the “Exhibit”) and in connection therewith, to amend Part II, Item 6 of the 10-Q to include the re-filed Exhibit. The Exhibit redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibit, as re-filed, restores certain portions that had previously been redacted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q on August 2, 2017 or modify or update those disclosures that may be affected by subsequent events.

Item 6.	Exhibits

Exhibit Number	Description
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

32.1**+

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Filed herewith.
**	Previously filed.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: November 13, 2017	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)