Form 10-Q
period 2018-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2018-04-27
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,713,314 shares of common stock, par value $0.001, outstanding as of April 13, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the SEC) on February 26, 2018. You should carefully consider that information before you make an investment decision.

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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018(1)	2017(2)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$473,980	$598,028
Short-term investments	908,815	797,940
Accounts receivable, net	318,394	261,365
Inventory	468,161	475,775
Other current assets	71,760	74,036
Total current assets	2,241,110	2,207,144
Noncurrent assets:
Long-term investments	313,599	385,785
Property, plant and equipment, net	895,392	896,700
Intangible assets, net	509,902	517,510
Goodwill	197,039	197,039
Deferred tax assets	407,009	399,095
Other assets	32,666	29,852
Total assets	$4,596,717	$4,633,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$346,538	$401,921
Short-term convertible debt, net	365,326	360,949
Short-term contingent acquisition consideration payable	61,607	53,648
Total current liabilities	773,471	816,518
Noncurrent liabilities:
Long-term convertible debt, net	817,672	813,521
Long-term contingent acquisition consideration payable	137,618	135,318
Other long-term liabilities	60,953	59,105
Total liabilities	1,789,714	1,824,462
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 176,653,480 and 175,843,749 shares issued and outstanding, respectively.	177	176
Additional paid-in capital	4,510,451	4,483,220
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(14,017)	(14,224)
Accumulated other comprehensive loss	(28,545)	(22,961)
Accumulated deficit	(1,661,063)	(1,637,548)
Total stockholders’ equity	2,807,003	2,808,663
Total liabilities and stockholders’ equity	$4,596,717	$4,633,125
(1)

As of January 1, 2018, the Company adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers, (ASC 606) using the modified retrospective method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 4 for additional discussion.

(2)

December 31, 2017 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2018 and 2017

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018(1)	2017
REVENUES:
Net product revenues	$369,099	$302,190
Royalty and other revenues	4,348	1,555
Total revenues	373,447	303,745
OPERATING EXPENSES:
Cost of sales	82,333	50,006
Research and development	183,948	145,003
Selling, general and administrative	138,336	120,019
Intangible asset amortization and contingent consideration	13,202	8,925
Total operating expenses	417,819	323,953
LOSS FROM OPERATIONS	(44,372)	(20,208)

Equity in the income (loss) of BioMarin/Genzyme LLC	68	(523)
Interest income	5,234	3,072
Interest expense	(11,562)	(10,119)
Other income (expense)	(172)	3,472
LOSS BEFORE INCOME TAXES	(50,804)	(24,306)
Benefit from income taxes	(6,655)	(8,016)
NET LOSS	$(44,149)	$(16,290)
NET LOSS PER SHARE, BASIC	$(0.25)	$(0.09)
NET LOSS PER SHARE, DILUTED	$(0.26)	$(0.09)
Weighted average common shares outstanding, basic	175,932	172,710
Weighted average common shares outstanding, diluted	176,150	172,710

COMPREHENSIVE LOSS	$(49,147)	$(24,086)
(1)

As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 4 for additional discussion.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2018

(In thousands)

(Unaudited)

				Company	Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-in	Stock Held	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	by the NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2017(1)	175,844	$176	$4,483,220	$(14,224)	$(22,961)	$(1,637,548)	$2,808,663
Impact of change in accounting principle - ASC 606 (2)	—	—	—	—	—	20,048	20,048
Impact of change in accounting principle - ASU 2018-02 (3)	—	—	—	—	(586)	586	—
Adjusted balance at January 1, 2018	175,844	$176	$4,483,220	$(14,224)	$(23,547)	$(1,616,914)	$2,828,711
Net loss	—	—	—	—	—	(44,149)	(44,149)
Other comprehensive loss	—	—	—	—	(4,998)	—	(4,998)
Issuances under equity incentive plans, net of tax	809	1	(9,766)	—	—	—	(9,765)
Common stock held by the NQDC	—	—	—	207	—	—	207
Stock-based compensation	—	—	36,997	—	—	—	36,997
Balance at March 31, 2018	176,653	$177	$4,510,451	$(14,017)	$(28,545)	$(1,661,063)	$2,807,003
(1)

December 31, 2017 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

(2)

As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 4 for additional discussion.

(3)

As of January 1, 2018, the Company early adopted the requirements of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amount represents the reclassification from Accumulated Other Comprehensive Loss to Accumulated Deficit in the first quarter of 2018 related to the adoption of ASU 2018-02. See Note 4 for additional discussion.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	2018(1)	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,149)	$(16,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,633	19,412
Non-cash interest expense	8,601	7,755
Accretion of discount on investments	761	660
Stock-based compensation	36,608	30,674
Gain on the sale of equity investments	—	(3,252)
Deferred income taxes	(13,988)	(10,441)
Unrealized foreign exchange (gain) loss	5,616	(1,730)
Non-cash changes in the fair value of contingent acquisition consideration payable	5,631	1,353
Other	662	969
Changes in operating assets and liabilities:
Accounts receivable, net	(26,257)	(14,051)
Inventory	10,843	(22,660)
Other current assets	2,924	2,763
Other assets	(1,099)	(527)
Accounts payable and accrued liabilities	(51,887)	(77,822)
Other long-term liabilities	(408)	2,744
Net cash used in operating activities	(42,509)	(80,443)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,164)	(69,090)
Maturities and sales of investments	104,462	149,916
Purchases of available-for-sale securities	(145,933)	(54,388)
Other	(99)	(1,391)
Net cash (used in) provided by investing activities	(71,734)	25,047
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	13,134	13,086
Taxes paid related to net share settlement of equity awards	(22,899)	(17,935)
Payment of contingent acquisition consideration payable	—	(1,894)
Net cash used in financing activities	(9,765)	(6,743)
Effect of exchange rate changes on cash	(40)	2,043
NET DECREASE IN CASH AND CASH EQUIVALENTS	(124,048)	(60,096)
Cash and cash equivalents:
Beginning of period	$598,028	$408,330
End of period	$473,980	$348,234
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	11,731	6,376
Cash paid for interest	1,528	—
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	(11,367)	(26,297)
(1)

As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 4 for additional discussion.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method as discussed in Note 3 - Significant Accounting Policies. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated Deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other period.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "previous guidance."

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps:

(i)	identification of the promised goods or services in the contract;

(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations based on estimated selling prices; and
(v)

recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606.

Net Product Revenues

In the U.S., the Company’s commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis in the Company’s Condensed Consolidated Statements of Comprehensive Loss, in that taxes billed to customers are not included as a component of Net Product Revenues.

For Aldurazyme revenues, the Company receives a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme Corporation (Genzyme) depending on sales volume, which is included in Net Product Revenues in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Under the previous guidance the Company only recognized a portion of this amount as product transfer revenue when the product was released to Genzyme because all of the Company’s performance obligations were fulfilled at that point, the prices were substantially fixed or determinable and title to, and risk of loss for, the product had transferred to Genzyme. The product transfer revenue only represented the fixed amount per unit of Aldurazyme that Genzyme was required to pay the Company if the product was unsold by Genzyme. The amount of product transfer revenue was eventually deducted from the calculated royalty recognized when the product was subsequently sold by Genzyme. The Company recorded the Aldurazyme revenues based on net sales information provided by Genzyme and recorded product transfer revenues based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme.

Under ASC 606, the Company recognizes its best estimate of the entire revenue that it expects to receive when the product is released and control is transferred to Genzyme. The Company records Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such amounts to be material. If actual results in the future vary from the Company’s estimates, the Company will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.

Revenue Reserves

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from government rebates, sales returns, and other incentives that are offered within contracts between the Company and its Customers, as such specialty pharmacies, hospitals, authorized distributors and government purchasers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust its estimates, which would affect net product revenue and earnings in the period such variances become known.

Government Rebates: The Company records reserves for rebates payable under Medicaid and other government programs as a reduction of revenue at the time product revenues are recorded. The Company’s reserve calculations require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to its reserves.

Sales Returns: The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and the Company’s historical experience with returns. Because of the pricing of the Company’s commercial products, the limited number of patients and the customers’ limited return rights, most customers and retailers carry a limited inventory. The Company relies on historical return rates to estimate returns. Based on these factors and the fact that the Company has not experienced significant product returns to date, management has concluded that product returns will be minimal. In the future, if any of these factors and/or the history of product returns change, an allowance for product returns may be required.

Other Incentives: Other incentives include fees paid to the Company’s distributors, discounts for prompt payment and the estimated costs of the Company’s patient co-payment assistance programs. Beginning in 2018, the Company also offers a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. who are on Kuvan or Brineura therapy. The branded co-pay assistance programs assist commercially insured patients who have coverage for Kuvan or Brineura and are intended to reduce each participating patient’s portion of the financial responsibility for Kuvan’s or Brineura’s purchase price up to a specified dollar amount of assistance. The Company records fees paid to distributors, cash discounts and amounts paid under the branded specific co-pay assistance program for each patient as a reduction of revenue.

Royalty and Other Revenues

Royalties: For arrangements that include the receipt of sales-based royalties, including milestone payments based on the level of sales when the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third-party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that the Company believes are of significance or potential significance to the Company.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02). The amended guidance requires balance sheet recognition of lease right-of-use (ROU) assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted, but the Company has not made the election to do so. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019. The amendments require a modified retrospective approach with optional practical expedients.

As of March 31, 2018, the Company’s task force formed in connection with the adoption of ASU 2016-02 was in the process of analyzing the Company’s lease contracts and the potential impact the standard may have on its Condensed Consolidated Financial Statements and related disclosures. After completing the analysis of the accounting for the Company’s lease contracts under the standard, management will assess the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis, the Company anticipates the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets, but it is not anticipated to have a material impact on the Company’s other Condensed Consolidated Financial Statements.

Accounting Pronouncements Adopted

Effective January 1, 2018, the Company adopted ASC 606, which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on a modified retrospective basis through a cumulative adjustment to equity. See Note 3 – Significant Accounting Policies and Note 15 – Revenue, Credit Concentrations and Geographic Information for additional disclosures related to the adoption of ASC 606.

The cumulative effect of applying the new guidance of ASC 606 to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2018:

	As Reported			Adjusted
	December 31, 2017	Aldurazyme (1)	Tax Provision (2)	January 1, 2018
Balance Sheet
Assets:
Accounts receivable, net	$261,365	$26,012	$—	$287,377
Deferred tax assets	$399,095	$—	$(5,964)	$393,131
Total assets	$4,633,125	$26,012	$(5,964)	$4,653,173
Equity:
Accumulated deficit	$(1,637,548)	$26,012	$(5,964)	$(1,617,500)
Total liabilities and stockholders' equity	$4,633,125	$26,012	$(5,964)	$4,653,173
(1)

This adjustment represents management’s estimate of the variable consideration to be earned on worldwide sales of Aldurazyme by Genzyme in excess of the product transfer revenue previously recognized for Genzyme’s ending inventory at December 31, 2017. The product transfer revenue previously recognized as revenue represents the fixed amount per unit of Aldurazyme that Genzyme was required to pay the Company if the product was unsold by Genzyme.

(2)

The adoption of ASC 606 primarily resulted in an acceleration of the variable consideration components of revenue as of December 31, 2017, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position.The tax provision amount has been calculated using the Company’s estimate statutory rate.

The impact of adoption on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018 was as follows:

			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606

Statement of Comprehensive Loss
Net product revenues	$369,099	$(27,197)	$341,902
Benefit from income taxes	$(6,655)	$(6,236)	$(12,891)
Net loss	$(44,149)	$(20,961)	$(65,110)
(1)

The adoption of ASC 606 resulted in additional revenues recognized in the first quarter of 2018, which in turn generated additional deferred tax liabilities that reduced the Company's benefit from income taxes. The Benefit From Income Taxes amount has been calculated using the Company’s estimated statutory rate.

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 was as follows:

			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606
Statement of Cash Flows
Net loss	$(44,149)	$(20,961)	$(65,110)
Deferred income taxes	$(13,988)	$(6,236)	$(20,224)
Changes in operating assets and liabilities:
Accounts receivable, net	$(26,257)	$27,197	$940
Net cash used in operating activities	$(42,509)	$—	$(42,509)
(1)

The adoption of ASC 606 resulted in decreased Net Loss and increased Accounts Receivable, Net due to additional revenues recognized in the first quarter of 2018, which in turn generated additional deferred tax liabilities that reduced the Company's net Deferred Tax Assets. The Deferred Income Taxes amount has been calculated using the Company’s estimated statutory rate.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments allow a reclassification from accumulated other comprehensive income (loss) (AOCI) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-02 using the modified retrospective approach on an aggregate portfolio basis on January 1, 2018. As a result of adoption ASU 2018-02, the Company reclassified $0.6 million from AOCI to Accumulated Deficit in the first quarter of 2018.

(5) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Stock Purchase Plan (ESPP), unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss, basic	$(44,149)	$(16,290)
Less: gain on common stock held by the NQDC	1,322	—
Net loss, diluted	$(45,471)	$(16,290)
Denominator:
Weighted-average common shares outstanding, basic	175,932	172,710
Effect of dilutive securities:
Common shares held by the NQDC	218	—
Weighted-average common shares outstanding, diluted	176,150	172,710
Net loss per common share, basic	$(0.25)	$(0.09)
Net loss per common share, diluted	$(0.26)	$(0.09)

The table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	8,473	9,070
Common stock issuable under the 2017 Notes	—	1,105
Common stock issuable under the 2018 Notes	3,983	3,983
Common stock issuable under the 2020 Notes	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	—
Unvested restricted stock units	3,734	3,274
Common stock potentially issuable for ESPP purchases	425	384
Common stock held by the NQDC	—	228
Total number of potentially issuable shares	24,568	22,027

The potential effect of the capped call transactions with respect to the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) was excluded from the diluted net income/loss per share as the Company’s closing stock price on March 31, 2018 and 2017 did not exceed the conversion price of $94.15 per share for the 2018 Notes and the 2020 Notes. There was no similar capped call transaction associated with the Company’s 1.875% senior subordinated convertible notes due in 2017 (the 2017 Notes), which matured in April 2017, or with respect to the Company’s 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes). See Note 10 to these Condensed Consolidated Financial Statements for information on the Company’s debt.

(6) FINANCIAL INSTRUMENTS

All marketable securities were classified as available-for-sale at March 31, 2018 and December 31, 2017.

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$270,194	$—	$—	$270,194	$270,194	$—	$—

Level 2:
Money market instruments	170,601	—	—	170,601	170,601	—	—
Corporate debt securities	692,763	101	(4,371)	688,493	5,549	431,723	251,221
Commercial paper	53,584	—	—	53,584	22,642	30,942	—
U.S. government agency securities	486,014	1	(2,144)	483,871	4,994	416,707	62,170
Foreign and other	29,552	158	(59)	29,651	—	29,443	208
Subtotal	1,432,514	260	(6,574)	1,426,200	203,786	908,815	313,599

Total	$1,702,708	$260	$(6,574)	$1,696,394	$473,980	$908,815	$313,599

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$340,253	$—	$—	$340,253	$340,253	$—	$—

Level 2:
Money market instruments	215,441	—	—	215,441	215,441	—	—
Corporate debt securities	707,652	150	(2,553)	705,249	3,096	406,188	295,965
Commercial paper	24,566	—	—	24,566	2,751	21,815	—
U.S. government agency securities	472,593	—	(1,975)	470,618	35,497	345,501	89,620
Foreign and other	25,540	150	(64)	25,626	990	24,436	200
Subtotal	1,445,792	300	(4,592)	1,441,500	257,775	797,940	385,785

Total	$1,786,045	$300	$(4,592)	$1,781,753	$598,028	$797,940	$385,785

(1) The Company’s short-term marketable securities mature in one year or less.

(2) The Company’s long-term marketable securities mature between one and five years.

The Company’s cash equivalents and marketable securities are classified within Level 2 in the fair value hierarchy because they are valued using third-party pricing sources and remeasured on a recurring basis. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2018, the Company’s investments in an unrealized loss position were not significant and were considered to be temporary in nature. The Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets	$303,298	$303,298
Indefinite-lived intangible assets	326,359	326,359
Gross intangible assets:	629,657	629,657
Less: Accumulated amortization	(119,755)	(112,147)
Net carrying value	$509,902	$517,510

Indefinite-Lived Intangible Assets

Intangible assets related to in-process research and development (IPR&D) assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts. During the first quarter of 2018, no amounts have been reclassified to definite-lived and no impairment charges were recorded.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2018	2017
Building and improvements	$660,181	$663,347
Manufacturing and laboratory equipment	307,494	294,521
Computer hardware and software	149,313	144,268
Leasehold improvements	43,180	42,572
Furniture and equipment	31,794	31,515
Land improvements	5,376	5,331
Land	62,369	62,369
Construction-in-progress	61,952	59,511
	1,321,659	1,303,434
Accumulated depreciation	(426,267)	(406,734)
Total property, plant and equipment, net	$895,392	$896,700

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Ireland.

Depreciation expense for the three months ended March 31, 2018 was $20.0 million, of which $4.0 million was capitalized into inventory. Depreciation expense for the three months ended March 31, 2017 was $17.5 million, of which $5.5 million was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three months ended March 31, 2018 and 2017 was insignificant.

(9) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$52,642	$49,877
Work-in-process	194,581	234,674
Finished goods	220,938	191,224
Total inventory	$468,161	$475,775

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts payable and accrued operating expenses	$172,192	$166,616
Accrued compensation expense	76,600	140,781
Accrued rebates payable	38,447	36,472
Accrued royalties payable	16,496	18,820
Value added taxes payable	10,221	9,740
Forward foreign currency exchange contracts	20,623	14,464
Accrued income taxes	—	5,528
Other	11,959	9,500
Total accounts payable and accrued liabilities	$346,538	$401,921

(10) DEBT

Convertible Notes

As of March 31, 2018, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $1.2 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, quarterly. The following table summarizes information regarding the Company’s convertible debt:

	March 31,	December 31,
	2018	2017
0.75% senior subordinated convertible notes due in 2018	$374,980	$374,980
Unamortized discount	(8,597)	(12,488)
Unamortized deferred offering costs	(1,057)	(1,543)
Convertible Notes due in 2018, net	365,326	360,949

1.50% senior subordinated convertible notes due in 2020	374,993	374,993
Unamortized discount	(36,932)	(40,287)
Unamortized deferred offering costs	(3,307)	(3,631)
Convertible Notes due in 2020, net	334,754	331,075

0.599% senior subordinated convertible notes due in 2024	495,000	495,000
Unamortized discount	(9,004)	(9,355)
Unamortized deferred offering costs	(3,078)	(3,199)
Convertible Notes due in 2024, net	482,918	482,446

Total convertible debt, net	$1,182,998	$1,174,470

Fair value of fixed rate convertible debt
Convertible Notes due in 2018 (1)	$383,323	$403,955
Convertible Notes due in 2020 (1)	414,187	446,470
Convertible Notes due in 2024 (1)	465,803	493,894
Total	$1,263,313	$1,344,319
(1)

The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2018	2017
Coupon interest expense	$2,961	$2,364
Amortization of debt issuance costs	1,004	886
Accretion of discount on convertible notes	7,597	6,869
Total interest expense on convertible debt	$11,562	$10,119

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to the Company’s convertible debt.

Revolving Credit Facility

The Company maintains a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit of up to $100.0 million in revolving loans (the Revolving Credit Facility), a $10.0 million letter of credit subfacility and a $15.0 million swing line loan subfacility. The maturity date of the Revolving Credit Facility will occur on November 29, 2018. As of March 31, 2018 and December 31, 2017, there were no outstanding amounts due on nor any usage of the Credit Facility. As of March 31, 2018, the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

(11) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

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

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of March 31, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Sell	6	160.0	May 2018
Canadian Dollars – Sell	18	21.3	Apr. 2018 - Dec. 2018
Colombian Pesos – Sell	9	73,000.0	Apr. 2018 - Dec. 2018
Euros – Purchase	87	121.2	Apr. 2018 - Mar. 2021
Euros – Sell	293	376.9	Apr. 2018 - Mar. 2021
Total	413

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through March 2021. Over the next twelve months, the Company expects to reclassify unrealized losses of $15.0 million from Accumulated Other Comprehensive Loss to earnings as the forecasted revenue and operating expense transactions occur.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of March 31, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Purchase	1	2.8	May 2018
British Pounds – Sell	1	3.3	Apr. 2018
Colombian Pesos – Sell	1	20,000.0	Apr. 2018
Euros – Purchase	4	115.2	Apr. 2018
Total	7

The fair value carrying amounts of the Company’s derivative instruments, as classified within the fair value hierarchy, were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2018		March 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$5,646	Accounts payable and accrued liabilities	$19,632
Forward foreign currency exchange contracts	Other assets	5,930	Other long- term liabilities	14,865
Total		11,576		34,497
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	82	Accounts payable and accrued liabilities	991
Total		82		991
Total value of derivative contracts		$11,658		$35,488

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$4,015	Accounts payable and accrued liabilities	$14,420
Forward foreign currency exchange contracts	Other assets	4,973	Other long- term liabilities	12,686
Total		8,988		27,106
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	675	Accounts payable and accrued liabilities	44
Total		675		44
Total value of derivative contracts		$9,663		$27,150

(1)  See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Derivatives Designated as Hedging Instruments:

Net loss recognized in accumulated other comprehensive loss (1)	$(9,226)	$(4,199)
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings (2)	$(5,785)	$2,516
Net gain (loss) recognized in net loss (3)	$(378)	$880
Derivatives Not Designated as Hedging Instruments:

Net gain recognized in net loss(4)	$1,254	$258
(1)	Net change in the fair value of the effective portion classified as accumulated other comprehensive loss.
(2)	Effective portion classified as Net Product Revenues and Operating expenses.

(3)	Ineffective portion and amount excluded from effectiveness testing classified as Operating expenses.
(4)	Classified as Operating expenses.

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

(12) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis. In addition to available-for-sale debt securities, debt and foreign currency derivatives, which are disclosed in Notes 6, 10 and 11, respectively, the following tables below present the classification within fair value hierarchy of financial assets and liabilities not disclosed elsewhere.

	Fair Value Measurements at March 31, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$1,130	$—	$1,130
Restricted investments (1)	—	13,684	—	13,684
Total other current assets	—	14,814	—	14,814
Other assets:
NQDC Plan assets	—	12,515	—	12,515
Total other assets	—	12,515	—	12,515
Total assets	$—	$27,329	$—	$27,329
Liabilities:
Current liabilities:
NQDC Plan liability	$1,850	$1,130	$—	$2,980
Contingent acquisition consideration payable	—	—	61,607	61,607
Total current liabilities	1,850	1,130	61,607	64,587
Other long-term liabilities:
NQDC Plan liability	$15,771	$12,515	—	28,286
Contingent acquisition consideration payable	—	—	137,618	137,618
Total other long-term liabilities	15,771	12,515	137,618	165,904
Total liabilities	$17,621	$13,645	$199,225	$230,491

	Fair Value Measurements at December 31, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$967	$—	$967
Restricted investments (1)	—	15,647	—	15,647
Total other current assets	—	16,614	—	16,614
Other assets:
NQDC Plan assets	—	11,859	—	11,859
Total other assets	—	11,859	—	11,859
Total assets	$—	$28,473	$—	$28,473
Liabilities:
Current liabilities:
NQDC Plan liability	$1,356	$967	$—	$2,323
Contingent acquisition consideration payable	—	—	53,648	53,648
Total current liabilities	1,356	967	53,648	55,971
Other long-term liabilities:
NQDC Plan liability	18,272	11,859	—	30,131
Contingent acquisition consideration payable	—	—	135,318	135,318
Total other long-term liabilities	18,272	11,859	135,318	165,449
Total liabilities	$19,628	$12,826	$188,966	$221,420
(1)	The restricted investments at March 31, 2018 and December 31, 2017 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.

There were no transfers between levels during the three months ended March 31, 2018.

The Company’s Level 2 instruments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets.

Liabilities measured at fair value using Level 3 inputs consisted of contingent acquisition consideration payable and asset retirement obligations. The following tables represent a roll-forward of contingent acquisition consideration payable.

Contingent acquisition consideration payable at December 31, 2017	$188,966
Changes in the fair value of other contingent acquisition consideration payable	5,631
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration payable	4,628
Contingent acquisition consideration payable at March 31, 2018	$199,225

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. As of March 31, 2018 and December 31, 2017, the balance of the asset retirement obligation liability was $4.3 million and $4.2 million, respectively.

The Company acquired intangible assets as a result of various business acquisitions. The estimated fair value of these long-lived assets was measured using Level 3 inputs as of the acquisition date. Refer to Note 3 – Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for details on valuation.

(13) STOCK-BASED COMPENSATION

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2018	2017
Cost of sales	$3,140	$2,286
R&D	13,269	11,494
SG&A	20,199	16,894
Total stock-based compensation expense	$36,608	$30,674

Stock-based compensation expense of $3.5 million was capitalized into inventory for the three months ended March 31, 2018, compared to stock-based compensation expense of $3.2 million that was capitalized into inventory for the three months ended March 31, 2017. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

Equity Awards with Service-Based Vesting Conditions

The assumptions used to estimate the per share fair value of stock options granted under the Company’s 2017 Equity Incentive Plan and the Company’s Amended and Restated 2006 Share Incentive Plan were as follows:

	Three Months Ended March 31,
	2018	2017
Expected volatility	37.8 – 38.3%	37.6 – 39.7%
Dividend yield	0.0%	0.0%
Expected life	4.6 – 5.7 years	5.0 – 6.6 years
Risk-free interest rate	2.3 – 2.7%	1.8 – 2.2%

During the three months ended March 31, 2018, the Company granted options to purchase 766,810 shares of common stock with a weighted-average fair value of $33.34 per share.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company granted 1,382,090 RSUs with service-based vesting conditions with a weighted-average fair value of $83.68 per share.

Restricted Stock Unit Awards with Performance Conditions

The Compensation Committee of the Board (with respect to awards to certain executive officers other than the Chief Executive Officer) and the Board (with respect to awards to the Chief Executive Officer) may grant RSUs with performance-based vesting conditions to certain executive officers. In March 2018, the Compensation Committee and Board approved the grant of 129,680 RSUs (base RSUs) with performance-based vesting conditions. This award is contingent upon the achievement of a 2018 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The number of shares that may be earned range between 50% and 200% of the base RSUs, dependent on the percentage of 2018 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme, and determined using fixed foreign currency exchange rates) achieved against the target managed revenues, with a threshold achievement level of 70% of target and a ceiling achievement level of 125% of target. RSUs with performance-based vesting conditions with similar performance conditions were granted in 2017, 2016 and 2015. The following table details the base RSUs granted, RSUs earned and expected to vest and the performance multiplier achieved for the RSUs with performance-based vesting conditions for the years ended December 31, 2017, 2016 and 2015, respectively, as well as the base RSUs granted in March 2018:

		Grant Date
Date of Grant	Base RSUs Granted	Fair Value per RSU	Multiplier Achieved	RSUs Earned
March 2018	129,680	$83.57	(1)	(1)
March 2017	133,250	$87.42	1.03	132,548
March 2016	130,310	$83.43	1.03	134,219
March 2015	58,300	$108.36	1.11	64,713
(1)

The Company’s Compensation Committee is expected to approve the multiplier and total earned RSUs in the first quarter of 2019 based on the Company’s performance against the 2018 managed revenue target.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017.

			Condensed Consolidated
	Three Months Ended March 31,		Statement of
Details about AOCI Components	2018	2017	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$(7,646)	$3,542	Net product revenues
Forward foreign currency exchange contracts	1,861	(1,026)	Operating expenses
Total gain (loss) on cash flow hedges	(5,785)	2,516
Gain (loss) on sale of available-for-sale debt securities	—	3,252	Other income
Income tax effect of the above	—	(1,181)	Benefit from income taxes
Total gain (loss) on available-for-sale debt securities	—	2,071
	$(5,785)	$4,587	Net loss

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle (1)	—	$(586)	—	$(586)
AOCI balance at January 1, 2018	$(20,232)	$(3,308)	$(7)	$(23,547)
Other comprehensive income (loss) before reclassifications	(9,226)	(2,021)	1	(11,246)
Less: net loss reclassified from AOCI	(5,785)	—	—	(5,785)
Tax effect	—	463	—	463
Net current-period other comprehensive income (loss)	(3,441)	(1,558)	1	(4,998)
AOCI balance at March 31, 2018	$(23,673)	$(4,866)	$(6)	$(28,545)

(1)

As of January 1, 2018, the Company early adopted the requirements of ASU 2018-02. The amount represents the reclassification from Accumulated Other Comprehensive Loss to Accumulated Deficit in the first quarter of 2018 related to the adoption of ASU 2018-02. See Note 4 for additional discussion.

	Three Months Ended March 31, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816
Other comprehensive income (loss) before reclassifications	(4,199)	1,567	(1)	(2,633)
Less: gain reclassified from AOCI	2,516	3,252	—	5,768
Tax effect	—	605	—	605
Net current-period other comprehensive income (loss)	(6,715)	(1,080)	(1)	(7,796)
AOCI balance at March 31, 2017	$6,291	$(1,258)	$(13)	$5,020

(15) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative therapies for people with serious and life threatening rare diseases and medical conditions. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties.

The Company adopted the requirements of ASC 606 on January 1, 2018 using the modified retrospective method, therefore there is a lack of comparability to the prior periods presented. See Note 4 – Recent Accounting Pronouncements for additional discussion.

The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the revenues earned by the Company based on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme whose headquarters is located in the U.S.

	Three Months Ended March 31,
	2018	2017
Total revenues by geographic region:
United States	$190,571	$132,484
Europe	71,341	65,770
Latin America	27,773	37,304
Rest of world	83,762	68,187
Total revenues	$373,447	$303,745

The following table disaggregates total Net Product Revenues from external customers by product.

	Three Months Ended March 31,
	2018	2017
Net product revenues by product:
Aldurazyme	$66,056	$19,355
Brineura	6,917	—
Firdapse	4,926	4,110
Kuvan	99,115	92,346
Naglazyme	74,996	80,558
Vimizim	117,089	105,821
Total net product revenues	$369,099	$302,190

The table below disaggregates total Net Product Revenues based on patient location for Brineura, Firdapse, Kuvan, Naglazyme, and Vimizim, which are sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

	Three Months Ended March 31,
	2018	2017
United States	$124,141	$112,706
Europe	68,798	65,770
Latin America	27,773	37,304
Rest of world	82,331	67,055
Total net product revenue marketed by the Company	303,043	282,835
Aldurazyme net product revenues marketed by Genzyme	66,056	19,355
Total net product revenues	$369,099	$302,190

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Customer A	18%	6%
Customer B	17%	17%
Customer C	12%	13%
Customer D	8%	10%
Total	55%	46%

On a consolidated basis, the Company’s two largest customer accounts receivable balances accounted for 34% and 17% of the March 31, 2018 total accounts receivable balance, respectively, compared to December 31, 2017, when the two largest customer accounts receivable balances accounted for 21% and 18% of the total accounts receivable balance, respectively. As of March 31, 2018, and December 31, 2017, the accounts receivable balance for Genzyme included $85.0 million and $18.1 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

(16) COMMITMENTS AND CONTINGENCIES

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

Contingent Payments

As of March 31, 2018, the Company is subject to contingent payments totaling approximately $613.8 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $227.6 million relates to the acquisition of certain rights and other assets with respect to Kuvan and pegvaliase from Ares Trading S.A. (Merck Serono) and its affiliates and $55.0 million relates to programs that are no longer being developed.

As of March 31, 2018, the Company has recorded a total of $199.2 million of contingent acquisition consideration payable on its Condensed Consolidated Balances Sheet. The Company paid $61.6 million of the total liability in April 2018 related to the filing of the European Marketing Authorization Application for pegvaliase.

See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the Company’s contingent acquisition consideration payable.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of March 31, 2018, these commitments for the next five years were approximately $53.2 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s commercial products.

(17) BENEFIT FROM INCOME TAXES

On December 22, 2017, the 2017 Tax Act was signed into law. The new law resulted in significant changes to the U.S. corporate income tax system. These changes included a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits, including a 50% reduction in the orphan drug credit benefit. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in the Company’s foreign subsidiaries being subject to U.S. taxation in the future. These changes are effective in 2018.

U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2018. Due to a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, the Company’s effective tax rate can be highly sensitive to minor fluctuations in U.S. forecasted income. As such, the Company has computed the U.S. component of the consolidated benefit from income taxes for the three months ended March 31, 2017 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2017.

The 2017 provisional charge related to the 2017 Tax Act was an estimate and the measurement of net deferred tax assets is subject to further analysis and potential correlative adjustments as developing interpretations and guidance from the U.S. Treasury Department, the Internal Revenue Service, and other standard setting bodies provide additional clarifications of the provisions of the 2017 Tax Act. Updated guidance and regulations could result in changes to this provisional charge during 2018 when the analysis is complete, and, in accordance with the guidance in Staff Accounting Bulletin 118, the Company will continue to monitor guidance and make necessary adjustments. In the first quarter of 2018, the Company recorded a tax benefit of $4.6 million associated with a measurement-period adjustment related to the remeasurement of deferred taxes as a result of the 2017 Tax Act. The Company continues to gather additional information related to the deferred tax adjustments resulting from the 2107 Tax Act to more precisely compute the remeasurement of deferred taxes. The Company has not yet elected an accounting method regarding whether to record deferred tax assets and liabilities for expected amounts of Global Intangible Low-Taxed Income (GILTI) inclusions or whether to treat such amounts as a period cost.

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

Business Developments

We continued to grow our commercial business and advance our product candidate pipeline during 2018. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments in 2018 to date:

•

The European Medicines Agency (EMA) has accepted our submission of a Marketing Authorization Application (MAA) for pegvaliase, a PEGylated recombinant phenylalanine ammonia lyase enzyme product, for the treatment of adults with PKU who have inadequate blood phenylalanine control despite prior management with available treatment options including sapropterin. The U.S. Food and Drug Administration (FDA) accepted the Biologics License Application (BLA) for pegvaliase and granted priority review status in August 2017, with the Prescription Drug User Fee Act (PDUFA) Action Goal Date of May 25, 2018.

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

•

We announced that a gene therapy product for the treatment of PKU will be our next Investigational New Drug (IND) candidate and plan to submit an IND application for this potential product candidate in 2019.

•

We announced updated results from a multi-center, open-label, dose-escalation and ongoing extension study evaluating the efficacy and safety of Brineura in children with CLN2 disease, noting the new data demonstrated that treatment with Brineura resulted in less decline in motor and language function compared to historical controls. The updated results were published in the May 2018 issue of The New England Journal of Medicine.

•

The International Society for Pharmaceutical Engineering selected our gene therapy manufacturing facility as the 2018 Facility of the Year Category Winner for Project Execution. The recognition highlighted our successful construction of the facility in Novato, California, which took less than a year to transform basic infrastructure into one of the first gene manufacturing facilities of its kind in the world.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Highlights

Key components of our results of operations include the following (in millions):

	Three Months Ended March 31,
	2018	2017
Total revenues	$373.4	$303.7
Cost of sales	$82.3	$50.0
Research and development (R&D) expense	$183.9	$145.0
Selling, general and administrative (SG&A) expense	$138.3	$120.0
Intangible asset amortization and contingent consideration expense	$13.2	$8.9
Net loss	$(44.1)	$(16.3)

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Total revenues include net product revenues and royalty and other revenues. Net product revenues include revenues generated from our approved products. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties worldwide. Royalty and other revenues include royalties on net sales of products to licensees or sublicensees, collaborative agreement revenues and rental income associated with the tenants in our San Rafael, California facility.

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.

Our cash, cash equivalents and investments totaled approximately $1.7 billion as of March 31, 2018, compared to $1.8 billion as of December 31, 2017. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Except as described in Note 3 to our accompanying Condensed Consolidated Financial Statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2018 was $44.1 million, compared to a net loss of $16.3 million for the three months ended March 31, 2017. The changes in Net Loss were primarily a result of the following (in millions):

	Three Months Ended March 31,
	2018	2017	Change
Total revenues	$373.4	$303.7	$69.7
Cost of sales	82.3	50.0	32.3
R&D expense	183.9	145.0	38.9
SG&A expense	138.3	120.0	18.3
Intangible asset amortization and contingent consideration expense	13.2	8.9	4.3
Other, net (1)	(6.5)	(4.1)	(2.4)
Benefit from income taxes	(6.7)	(8.0)	1.3
Net loss	$(44.1)	$(16.3)	$(27.8)
(1)	Includes equity in the loss of BioMarin/Genzyme LLC, interest income, interest expense and other income, net.

The increase in net loss for the three months ended March 31, 2018 was primarily attributed to the following:

•	an increase in R&D expense related to the continued expansion of our clinical programs related to BMN 250, valoctocogene roxaparvovec and vosoritide; and
•	the increase in SG&A expense primarily related to support activities for the continued expansion of Brineura and anticipated launch of pegvaliase; partially offset by
•	the increase in gross profit driven by increased sales of Aldurazyme and Kuvan.

See below for additional information related to the net loss fluctuations presented above, including details of our operating expense fluctuations.

Net Product Revenues

A summary of our various commercial products, including key metrics as of March 31, 2018, is provided below:

Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration	U.S. Biologic Exclusivity Expiration	EU Orphan Drug Exclusivity Expiration
Aldurazyme	MPS I	Expired	Expired	Expired
Brineura	CLN2	2024	2029	2027
Firdapse	LEMS	NA (1)	NA (1)	2019
Kuvan	PKU	Expired	NA	2020 (2)
Naglazyme	MPS VI	Expired	Expired	Expired
Vimizim	MPS IVA	2021	2026	2024
(1)	Firdapse has not received marketing approval in the U.S. We have licensed the North American rights to develop and market Firdapse to a third party.
(2)	Kuvan has been granted orphan drug status in the EU, which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020.

Net product revenues consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017	Change
Aldurazyme	$66.1	$19.4	$46.7
Brineura	6.9	—	6.9
Firdapse	4.9	4.1	0.8
Kuvan	99.1	92.3	6.8
Naglazyme	75.0	80.6	(5.6)
Vimizim	117.1	105.8	11.3
Total net product revenues	$369.1	$302.2	$66.9

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

The following is additional discussion of our revenue results by product, other than Firdapse, which does not fluctuate significantly from period to period:

•

Aldurazyme: Aldurazyme net product revenues for the three months ended March 31, 2018 compared to 2017 increased due to adoption of ASC 606 on January 1, 2018 and an increase in product sales to Genzyme. The adoption of ASC 606 contributed to $27.2 million of the increase, as we now recognize the estimated variable consideration that we expect to receive when the product is sold through by Genzyme at the time our performance obligation is met. Our performance obligation is met when the product is delivered and the required quality certification documentation is issued. We believe any differences between the estimated variable consideration to be received from Genzyme and actual payments will be insignificant. Prior to the adoption of ASC 606, we recognized product transfer revenues, representing the fixed amount per unit of Alduarzyme that Genzyme is required to pay us if they do not sell the product, at the time of fulfillment of Genzyme purchase orders. Product transfer revenue was subsequently deducted from the calculated variable consideration recognized when the product was sold by Genzyme to third parties. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in USD. The increase in product sales to Genzyme contributed $19.5 million of the increase in Aldurazyme revenues during the first quarter of 2018 compared to the same period last year.

•

Brineura: The FDA and European Commission granted marketing approval for Brineura in April 2017 and June 2017, respectively. We began marking the product following approval in each of these markets with the first commercial shipments in the U.S. and EU occurring in June 2017 and July 2017, respectively.

•

Kuvan: The increase in Kuvan net product revenues for the three months ended March 31, 2018 compared to 2017 was primarily attributable to an increase in patients on Kuvan therapy, the majority of which were in the U.S.

•

Naglazyme: The decrease in Naglazyme net product revenues for the three months ended March 31, 2018 compared to 2017 was mainly due to timing of government orders in Latin America, partially offset by new patients initiating therapy.

•	Vimizim: The increase in Vimizim net product revenues for the three months ended March 31, 2018 compared to 2017 was primarily attributed to new patients initiating therapy.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our net product revenues denominated in U.S. dollar (USD) and foreign currencies (in millions):

	For the Three Months Ended March 31,
	2018	2017	Change
Sales denominated in USD	$236.4	$179.3	$57.1
Sales denominated in foreign currencies	132.7	122.9	9.8
Total net product revenues	$369.1	$302.2	$66.9

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended March 31, 2018 was positive by $8.5 million compared to a positive impact of $0.7 million during the three months ended March 31, 2017.

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

The following table summarizes our cost of goods sold and product gross margin (in millions, except percentages):

	For the Three Months Ended March 31,
	2018	2017	Change
Total net product revenues	$369.1	$302.2	$66.9
Cost of sales	82.3	50.0	32.3
Product gross margin	78%	83%	(5.0)%

Our Cost of Sales increased and gross margins decreased for the three months ended March 31, 2018 compared to 2017 primarily due to a higher volume of Aldurazyme product sales and higher Vimizim manufacturing costs. We expect product gross margin to remain near 80 percent over the next twelve months.

Research and Development

R&D expense includes costs associated with the research and development of product candidates and post-marketing research commitments related to our approved products. R&D expense primarily includes preclinical and clinical studies, personnel and cost to manufacture our product candidates, and related quality control and assurance, research and development, facilities and regulatory costs.

A summary of our on-going major development programs, including key metrics as of March 31, 2018, is provided below:

	Target	U.S. Orphan	EU Orphan
Major Product Candidates in Development	Indication	Designation	Designation	Stage
Pegvaliase	PKU	Yes	Yes	U.S. and EU marketing authorization regulatory review
Valoctocogene roxaparvovec	Hemophilia A (1)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 250	MPS IIIB (2)	Yes	Yes	Clinical Phase 1/2
BMN 290	Friedreich's Ataxia	Not applicable	Not applicable	Preclinical
(1)	Hemophilia A is also called factor VIII deficiency or classic hemophilia.
(2)	Sanfilippo Syndrome Type B, or mucopolysaccharidosis type IIIB (MPS IIIB).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

R&D expense increased to $183.9 million for the three months ended March 31, 2018 from $145.0 million for the three months ended March 31, 2017. R&D expense consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017	Change
Pegvaliase	$34.5	$25.8	$8.7
Valoctocogene roxaparvovec	35.0	21.3	13.7
Vosoritide	20.9	13.6	7.3
BMN 250	30.7	9.5	21.2
BMN 290	4.4	0.7	3.7
Brineura	11.4	16.6	(5.2)
Other approved products	17.9	17.2	0.7
Early stage programs	16.8	19.6	(2.8)
Other and non-allocated	12.3	20.7	(8.4)
Total	$183.9	$145.0	$38.9

The increase in R&D expense was primarily a result of the following:

•	an increase in pre-clinical activity for our early stage programs; and
•

an increase in costs associated with the increased manufacturing of clinical products, primarily to support our on-going development of our pegvaliase, valoctocogene roxaparvovec and BMN 250 product candidates; partially offset by

•	a decrease in other and non-allocated pre-clinical activities, including wind-down activities related to previously terminated programs; and
•

a decrease in R&D expense related to Brineura, which was approved for marketing in the U.S. and EU in June 2017 and July 2017, respectively. During the second quarter of 2016, we evaluated the facts and circumstances supporting recoverability of pre-launch manufacturing costs related to Brineura and concluded that recoverability was probable, therefore we began to capitalized such costs prior to approval.

During 2018, we expect our R&D spending to increase over 2017 levels due to our BMN 250, BMN 290, valoctocogene roxaparvovec, and vosoritide programs progressing in their development. We also expect increased spending on pre-clinical activities for our early development stage programs. Additionally, we expect to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products. We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch or pre-qualification manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses.

Selling, General and Administrative

SG&A expense increased to $138.3 million for the three months ended March 31, 2018 from $120.0 million for the three months ended March 31, 2017. The increase in SG&A expense was primarily a result of the following (in millions):

	Three Months Ended March 31,
	2018	2017	Change
S&M expense	$76.1	$62.8	$13.3
G&A expense	62.2	57.2	5.0
Total SG&A expense	$138.3	$120.0	$18.3

	Three Months Ended March 31,
S&M expense by product	2018	2017	Change
Brineura	$10.5	$4.8	$5.7
Kuvan	21.0	19.8	1.2
Naglazyme	11.5	11.8	(0.3)
Vimizim	17.5	17.6	(0.1)
Other and not allocated	15.6	8.8	6.8
Total S&M expense	$76.1	$62.8	$13.3

The increase in S&M expense primarily comprised the following:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

an increase in other and non-allocated programs, primarily related to employee costs for pre-commercialization activities related to pegvaliase and valoctocogene roxaparvovec product candidates in preparation for possible regulatory approvals; and

•	an increase in Brineura S&M expense primarily due to continued expansion of marketing activities related to the commercial launch of Brineura in 2017.

The increase in G&A expense was primarily due to increased personnel-related costs mainly due to increased headcount.

We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Brineura, pre-commercialization efforts related to product candidates, the continued international expansion of Kuvan and Vimizim, and the increase in administrative support required for our expanding global operations.

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration payable result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible asset amortization and contingent consideration expense consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017	Change
Changes in the fair value of contingent acquisition consideration payable	$5.6	$1.4	$4.2
Amortization of intangible assets	7.6	7.5	0.1
Total intangible asset amortization and contingent consideration	$13.2	$8.9	$4.3

The changes in the fair value of the contingent acquisition consideration payable were attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs, which, in the first quarter of 2018, primarily related to the filing of the European MAA for pegvaliase in March 2018, as well as the passage of time.

Interest Income

We invest our cash and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest income totaled $5.2 million for the three months ended March 31, 2018 compared to $3.1 million for the three months ended March 31, 2017. The increase in interest income during the three months ended March 31, 2018 compared to 2017 was primarily due to higher investment balances and higher average interest rate on investments. We expect interest income in 2018 to remain at relatively consistent levels.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2018	2017	Change
Coupon interest expense	$3.0	$2.4	$0.6
Amortization of issuance costs	1.0	0.9	0.1
Accretion of discount on convertible notes	7.6	6.8	0.8
Total interest expense	$11.6	$10.1	$1.5

The increased interest expense for the three months ended March 31, 2018 compared to 2017 was primarily due to the issuance of the 2024 Notes. We expect interest expense to increase over the next 12 months due to the coupon interest expense and amortization of issuance costs related to the 2024 Notes. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Benefit from Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) was signed into law. The new law has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits, including a 50% reduction in the orphan drug credit benefit. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

erosion prevention measures on foreign earnings. This will result in our foreign subsidiaries being subject to U.S. taxation in the future. These changes were effective in 2018.

For the three months ended March 31, 2018 and 2017, we recognized a benefit from income taxes of $6.7 million and $8.0 million, respectively. U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2018. We computed the U.S. component of the consolidated benefit from income taxes for the three months ended March 31, 2017 using an actual year-to-date tax calculation because we had a significant amount of U.S. permanent differences relative to the amount of U.S. forecasted income used in computing the effective tax rate, which caused our effective tax rate to be highly sensitive to minor fluctuations in U.S. forecasted income. Foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2017.

The benefit from income taxes for the three months ended March 31, 2018 and 2017 also consisted of state, federal and foreign current tax expense that was offset by deferred tax benefits from federal orphan drug and R&D credits and the tax benefit related to stock option exercises during these periods, which resulted in a net tax benefit in both periods. We recorded a tax benefit of $4.6 million associated with a measurement-period adjustment in the period related to the remeasurement of deferred taxes as a result of the 2017 Tax Act. We continue to gather additional information related to the provisional deferred tax adjustments resulting from the 2017 Tax Act to more precisely compute the remeasurement of deferred taxes. See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion of the components of our benefit from income taxes.

Financial Position, Liquidity and Capital Resources

As of March 31, 2018, we had approximately $1.7 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. Currently, we are not subject to the repatriation tax on foreign earnings due to the net deficit in these foreign jurisdictions.

As of March 31, 2018, $212.7 million of our $1.7 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our liquidity and capital resources as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31,	December 31,
	2018	2017	Change
Cash and cash equivalents	$474.0	$598.0	$(124.0)
Short-term investments	908.8	797.9	110.9
Long-term investments	313.6	385.8	(72.2)
Cash, cash equivalents and investments	$1,696.4	$1,781.7	$(85.3)

Convertible debt	$1,183.0	$1,174.5	$8.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our cash flows for the three months ended March 31, 2018 and 2017 are summarized as follows (in millions):

	2018	2017	Change
Cash and cash equivalents at the beginning of the period	$598.0	$408.3	$189.7
Net cash used in operating activities	(42.5)	(80.4)	37.9
Net cash (used in) provided by investing activities	(71.7)	25.0	(96.7)
Net cash used in financing activities	(9.8)	(6.7)	(3.1)
Foreign exchange impact	—	2.0	(2.0)
Cash and cash equivalents at the end of the period	$474.0	$348.2	$125.8
Short-term and long-term investments	1,222.4	863.5	358.9
Cash, cash equivalents and investments	$1,696.4	$1,211.7	$484.7

Cash Used in Operating Activities

Cash used in operating activities decreased by $37.9 million to $42.5 million for the three months ended March 31, 2018, compared to $80.4 million during the three months ended March 31, 2017. The decrease is primarily attributed to cash receipts from lower commercial inventory levels, driven by sales of Vimizim and a shift to clinical inventory manufacturing, and timing of payments to vendors.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities increased by $96.7 million to $71.7 million during the three months ended March 31, 2018 from cash provided by investing activities of $25.0 million during the three months ended March 31, 2017. The increase in net cash used in investing activities during the three months ended March 31, 2018 was primarily attributable to a $137.0 million increase in net purchases of available-for-sale securities, partially offset by a $38.9 million decrease of capital purchases. We expect to continue to make significant capital investments in our manufacturing facilities to facilitate planned product line expansion and our corporate headquarters to accommodate anticipated headcount growth.

Cash Used in Financing Activities

Net cash used in financing activities increased by $3.1 million to $9.8 million during the three months ended March 31, 2018 from $6.7 million for the three months ended March 31, 2017. The increase in net cash used in financing activities for the three months ended March 31, 2018 was primarily attributable to an increase in taxes paid related to net share settlement of equity awards.

Other Information

Our $1.2 billion (undiscounted) of total convertible debt as of March 31, 2018 will impact our liquidity due to the semi-annual cash interest payments. Our indebtedness consists primarily of the Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018, 2020 and 2024, respectively. Our senior subordinated convertible notes due in 2017 matured on April 23, 2017, with conversion of all principal amounts except for a final cash settlement of $26,000. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

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

In November 2016 we entered into a credit agreement (the Credit Agreement) providing for up to $100.0 million in revolving loans (the Revolving Credit Facility). We expect to use the proceeds of the Revolving Credit Facility to finance ongoing working capital needs (including timing differences resulting from the strategic management of short-term investments) and for other general corporate purposes. As of March 31, 2018, we had not drawn on the Revolving Credit Facility. Although quarterly interest payments will be due on any outstanding balance due, we anticipate any balance due to be short-term in nature. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses of our major development programs from inception to March 31, 2018 were as follows (in millions):

Since Program
Inception
Brineura	$251.6
Pegvaliase	557.4
Valoctocogene roxaparvovec	274.3
Vosoritide	250.6
BMN 250	185.3
BMN 290	12.2
Other approved products	997.7
Other and non-allocated	Not meaningful

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
•

generic competition to Kuvan relating to our settlements with Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (related to Kuvan tablets and powder) and Par Pharmaceutical, Inc. (related to Kuvan tablets and powder) or potential generic competition from future competitors;

•	government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Contractual and Commercial Obligations

We have contractual and commercial obligations under our convertible debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $613.8 million as of March 31, 2018, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $227.6 million relates to our acquisition of certain rights and other assets with respect to Kuvan and pegvaliase from Ares Trading S.A. (Merck Serono) and its affiliates and $55.0 million relates to programs that are no longer being developed.

As of March 31, 2018, we have recorded $199.2 million of total contingent acquisition consideration payable on our Condensed Consolidated Balance Sheets. We paid $61.6 million of the liability in April 2018 related to the pegvaliase European MAA filing in March 2018.

Other than as set forth above, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2018, as compared to the significant accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 16 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Any outstanding amounts due under the Revolving Credit Facility will be due in full in November 2018 with related interest due on a quarterly basis. As of March 31, 2018, there was no outstanding balance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2018 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

(b) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls in 2017 to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018.

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

From time to time during the regulatory approval process for our products and product candidates, we engage in discussions with the FDA and comparable international regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. As part of these discussions, we sometimes seek advice in the design of our clinical programs from various regulatory agencies globally, but we do not always follow such guidance. This increases the chance of adverse regulatory actions, but we try to always provide appropriate scientific evidence to support approval. For example, although we designed our Phase 3 study of vosoritide in a manner that we believe can demonstrate efficacy and safety of the product candidate for the target patient population, the FDA may ultimately disagree. On January 23, 2018, the FDA announced the following: “On Thursday, March 22, 2018, the Pediatric Advisory Committee (PAC) and the Endocrinologic and Metabolic Drugs Advisory Committee (EMDAC) will meet to discuss the major objectives of a phase 3 drug development program indicated for the treatment of children with achondroplasia (ACH) submitted by BioMarin Pharmaceutical Inc. The following elements of a phase 3 program should be considered for discussion: evidence required to establish dose-response, study design, e.g., placebo control, study duration, intended population, e.g., infants and toddlers and/or older children and adolescents, and endpoints that have a clinically meaningful impact on the patient’s functional or psychological well-being.” Due to inclement weather, this meeting was postponed until Friday, May 11, 2018. We cannot predict the outcome of the meeting, how the FDA will incorporate the advice from the meeting or whether or not the meeting will have any impact on our development of vosoritide. Moreover, sometimes different regulatory agencies provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or is otherwise inappropriate. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other non-U.S. regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.

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

If such regulatory actions are taken, our value and our operating results will be adversely affected. Additionally, if the FDA, the EMA or any other comparable international regulatory agency withdraws its approval of a product, we will be unable to generate revenue from the sale of that product in the relevant jurisdiction, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Accordingly, we continue to expend significant time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, post-marketing studies and quality control.

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

As of March 31, 2018, we had cash, cash equivalents and investments totaling $1.7 billion and convertible debt obligations of $1.2 billion (undiscounted). In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to pegvaliase, we paid Merck Serono $374.5 million in cash, and are obligated to pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €125 million, in cash, if future development milestones are met with respect to pegvaliase. In October 2013, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. In August 2017, we completed an offering of senior subordinated convertible notes and received net proceeds of approximately $481.7 million, after deducting commissions and estimated offering expenses payable by us, a majority of which we intend to use to repay, repurchase or settle in cash some or all of our 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes). We will need cash to not only repay the principal amount of the 2018 Notes, our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes), and our 0.599% senior subordinated convertible notes due in 2024, (the

2024 Notes, and together with the 2018 Notes and the 2020 Notes, the Notes) but also the ongoing interest due on the Notes during their term.

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
•

the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);

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

As of March 31, 2018, we had $1.2 billion (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2018 Notes, $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes, and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In November 2016, we also entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, providing for up to $100.0 million in revolving loans. Our indebtedness may:

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

The 2018 Notes mature in October 2018, and therefore we have reclassified the outstanding principal of such Notes as a current liability. We could also be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such the 2020 Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share. In addition, although we had no outstanding balance under the Credit Agreement as of March 31, 2018, we also may borrow up to $100.0 million in revolving loans under the Credit Agreement, which would be required to be repaid in cash at maturity in November 2018.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Many state and foreign laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (GDPR) that will take effect on May 25, 2018. The GDPR establishes extensive new requirements applicable to the handling of personal data of individuals in the EU and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by, the GDPR could have an adverse impact on our business.

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

We also received two separate paragraph IV notice letters, dated January 14, 2016 and January 22, 2015, from Par Pharmaceutical, Inc. (Par) notifying us that Par had filed an ANDA seeking approval of proposed generic versions of Kuvan 100 mg oral powder and Kuvan 100 mg oral tablets, respectively, prior to the expiration of our patents listed in the FDA’s Orange Book. We filed two lawsuits alleging patent infringement against Par (the lawsuit against Par pertaining to the proposed generic version of Kuvan 100 mg oral tablets was filed together with Merck & Cie), and the two Par cases were consolidated. In April 2017, we and Merck & Cie entered into a settlement agreement with Par (the Par Settlement Agreement) that resolved both cases against Par. Under the Par Settlement Agreement, we granted Par a non-exclusive license to our Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

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

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over us.

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

2.2

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

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., as amended, previously filed with the SEC on October 31, 2017 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.1*	First Amendment to Credit Agreement dated as of March 15, 2018, by and among BioMarin Pharmaceutical Inc., the lenders party thereto, and Bank of America, N.A. as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 27, 2018	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)