Form 10-Q
period 2018-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2018-08-03
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 177,590,376 shares of common stock, par value $0.001, outstanding as of July 23, 2018.

BIOMARIN PHARMACEUTICAL INC.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.

BioMarin®, Brineura®, Vimizim®, Naglazyme®, Kuvan® and Firdapse® are our registered trademarks. Palynziq™ is our trademark. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$427,411	$598,028
Short-term investments	935,662	797,940
Accounts receivable, net	363,566	261,365
Inventory	473,356	475,775
Other current assets	80,072	74,036
Total current assets	2,280,067	2,207,144
Noncurrent assets:
Long-term investments	279,988	385,785
Property, plant and equipment, net	900,480	896,700
Intangible assets, net	502,295	517,510
Goodwill	197,039	197,039
Deferred tax assets	425,380	399,095
Other assets	39,430	29,852
Total assets	$4,624,679	$4,633,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$358,732	$401,921
Short-term convertible debt, net	369,752	360,949
Short-term contingent acquisition consideration	76,466	53,648
Total current liabilities	804,950	816,518
Noncurrent liabilities:
Long-term convertible debt, net	821,871	813,521
Long-term contingent acquisition consideration	57,674	135,318
Other long-term liabilities	55,080	59,105
Total liabilities	1,739,575	1,824,462
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 177,508,135 and 175,843,749 shares issued and outstanding, respectively.	178	176
Additional paid-in capital	4,577,300	4,483,220
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(13,390)	(14,224)
Accumulated other comprehensive loss	(1,129)	(22,961)
Accumulated deficit	(1,677,855)	(1,637,548)
Total stockholders’ equity	2,885,104	2,808,663
Total liabilities and stockholders’ equity	$4,624,679	$4,633,125
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2018 and 2017

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Net product revenues	$367,786	$315,926	$736,885	$618,116
Royalty and other revenues	5,059	1,522	9,407	3,077
Total revenues	372,845	317,448	746,292	621,193
OPERATING EXPENSES:
Cost of sales	79,019	56,305	161,352	106,311
Research and development	175,582	143,039	359,530	288,042
Selling, general and administrative	153,280	143,505	291,616	263,524
Intangible asset amortization and contingent consideration	10,227	13,411	23,429	22,336
Gain on sale of intangible assets	(20,000)	—	(20,000)	—
Total operating expenses	398,108	356,260	815,927	680,213
LOSS FROM OPERATIONS	(25,263)	(38,812)	(69,635)	(59,020)

Equity in the loss of BioMarin/Genzyme LLC	(107)	(220)	(39)	(743)
Interest income	5,569	2,983	10,803	6,055
Interest expense	(12,225)	(10,040)	(23,787)	(20,159)
Other income, net	2,849	543	2,677	4,015
LOSS BEFORE INCOME TAXES	(29,177)	(45,546)	(79,981)	(69,852)
Benefit from income taxes	(12,385)	(8,713)	(19,040)	(16,729)
NET LOSS	$(16,792)	$(36,833)	$(60,941)	$(53,123)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.21)	$(0.35)	$(0.31)
Weighted average common shares outstanding, basic and diluted	176,873	174,374	176,405	173,547

COMPREHENSIVE INCOME (LOSS)	$10,624	$(56,511)	$(38,523)	$(80,597)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018

(In thousands)

(Unaudited)

				Company	Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-in	Stock Held	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	by the NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	175,844	$176	$4,483,220	$(14,224)	$(22,961)	$(1,637,548)	$2,808,663
Impact of change in accounting principle - ASC 606	—	—	—	—	—	20,048	20,048
Impact of change in accounting principle - ASU 2018-02	—	—	—	—	(586)	586	—
Adjusted balance at January 1, 2018	175,844	$176	$4,483,220	$(14,224)	$(23,547)	$(1,616,914)	$2,828,711
Net loss	—	—	—	—	—	(60,941)	(60,941)
Other comprehensive income	—	—	—	—	22,418	—	22,418
Issuances under equity incentive plans, net of tax	1,664	2	16,310	—	—	—	16,312
Common stock held by the NQDC	—	—	—	834	—	—	834
Stock-based compensation	—	—	77,770	—	—	—	77,770
Balance at June 30, 2018	177,508	$178	$4,577,300	$(13,390)	$(1,129)	$(1,677,855)	$2,885,104

.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,941)	$(53,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,610	38,497
Non-cash interest expense	17,300	15,601
Accretion of discount on investments	(41)	1,327
Stock-based compensation	75,214	70,775
Gain on sale of intangible assets	(20,000)	—
Gain on the sale of equity investments	—	(3,252)
Deferred income taxes	(29,681)	(22,770)
Unrealized foreign exchange gain	(5,693)	(4,870)
Non-cash changes in the fair value of contingent acquisition consideration	1,828	7,195
Other	1,772	3,806
Changes in operating assets and liabilities:
Accounts receivable, net	(77,416)	(16,834)
Inventory	15,493	(60,369)
Other current assets	(2,037)	(3,710)
Other assets	(6,448)	(1,109)
Accounts payable and accrued liabilities	(32,989)	(36,286)
Other long-term liabilities	2,663	3,459
Net cash used in operating activities	(76,366)	(61,663)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,682)	(116,847)
Maturities and sales of investments	311,969	234,617
Purchases of available-for-sale securities	(345,458)	(130,986)
Proceeds from sale of intangible asset	20,000	—
Other	(841)	(1,560)
Net cash used in investing activities	(67,012)	(14,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	44,926	40,659
Taxes paid related to net share settlement of equity awards	(28,614)	(26,624)
Payment of contingent acquisition consideration	(43,108)	(1,894)
Other	—	(28)
Net cash (used in) provided by financing activities	(26,796)	12,113
Effect of exchange rate changes on cash	(443)	10,860
NET DECREASE IN CASH AND CASH EQUIVALENTS	(170,617)	(53,466)
Cash and cash equivalents:
Beginning of period	$598,028	$408,330
End of period	$427,411	$354,864
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$14,858	$16,341
Cash paid for interest, net of interest capitalized into fixed assets	5,831	4,519
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(7,734)	$(29,300)
Conversion of convertible debt	—	22,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS

BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of seven commercial products and multiple clinical and pre-clinical product candidates. Palynziq (formerly known as pegvaliase) was granted marketing approval in the United States (U.S.) on May 24, 2018.

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method as discussed in Note 3 - Significant Accounting Policies. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated Deficit. The comparative information for the periods prior to 2018 have not been restated and continue to be reported under the accounting standards in effect for those periods.

U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other period.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Net Product Revenues

In the U.S., the Company’s commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss), in that taxes billed to customers are not included as a component of Net Product Revenues.

For Aldurazyme revenues, the Company receives a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme Corporation (Genzyme) depending on sales volume, which is included in Net Product Revenues in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). Under the previous guidance the Company only recognized a portion of this amount as product transfer revenue when the product was released to Genzyme because all of the Company’s performance obligations were fulfilled at that point, the prices were substantially fixed or determinable and title to, and risk of loss for, the product had transferred to Genzyme. The product transfer revenue only represented the fixed amount per unit of Aldurazyme that Genzyme was required to pay the Company if the product was unsold by Genzyme. The amount of product transfer revenue was eventually deducted from the calculated royalty recognized when the product was subsequently sold by Genzyme. The Company recorded the Aldurazyme revenues based on net sales information provided by Genzyme and recorded product transfer revenues based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme.

Under ASC 606, the Company recognizes its best estimate of the entire revenue that it expects to receive when the product is released and control is transferred to Genzyme. The Company records Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such difference to be material. If actual results in the future vary from the Company’s estimates, the Company will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that the Company believes are of significance or potential significance to the Company.

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

As of June 30, 2018, the Company’s task force formed in connection with the adoption of ASU 2016-02 was in the process of analyzing the Company’s lease contracts and the potential impact the standard may have on its Condensed Consolidated Financial Statements and related disclosures. After completing the analysis of the accounting for the Company’s lease contracts under the standard, management will assess the required changes to the Company’s accounting policies, systems and internal control over

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

financial reporting. Based on management’s preliminary analysis, the Company anticipates the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets, however it is not anticipated to have a material impact on the Company’s other Condensed Consolidated Financial Statements.

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

(2)

The adoption of ASC 606 primarily resulted in an acceleration of the variable consideration components of revenue as of December 31, 2017, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. The tax provision amount has been calculated using the Company’s estimated statutory rate.

The impact of adoption on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606

Net product revenues	$367,786	$48	$367,834
Benefit from income taxes	$(12,385)	$11	$(12,374)
Net loss	$(16,792)	$37	$(16,755)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Six Months Ended June 30, 2018
			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606

Net product revenues	$736,885	$(27,150)	$709,735
Benefit from income taxes	$(19,040)	$(6,225)	$(25,265)
Net loss	$(60,941)	$(20,925)	$(81,866)
(1)

The adoption of ASC 606 resulted in additional revenues recognized in the first half of 2018, which in turn generated additional deferred tax liabilities that reduced the Company's benefit from income taxes. The Benefit from Income Taxes amount has been calculated using the Company’s estimated statutory rate.

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 was as follows:

			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606
Net loss	$(60,941)	$(20,925)	$(81,866)
Deferred income taxes	$(29,681)	$(6,225)	$(35,906)
Changes in operating assets and liabilities:
Accounts receivable, net	$(77,416)	$27,150	$(50,266)
Net cash used in operating activities	$(76,366)	$—	$(76,366)
(1)

The adoption of ASC 606 resulted in decreased Net Loss and increased Accounts Receivable, Net due to additional revenues recognized in the first quarter of 2018, which in turn generated additional deferred tax liabilities that reduced the Company's net Deferred Tax Assets. The Deferred Income Taxes amount has been calculated using the Company’s estimated statutory rate.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments allow a reclassification from Accumulated Other Comprehensive Income (Loss) (AOCI) to Accumulated Deficit for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-02 using the modified retrospective approach on an aggregate portfolio basis on January 1, 2018. As a result of adoption ASU 2018-02, the Company reclassified $0.6 million from AOCI to Accumulated Deficit in the first quarter of 2018.

(5) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Stock Purchase Plan (ESPP), unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands of common shares):

	Three and Six Months Ended June 30,
	2018	2017
Options to purchase common stock	7,829	8,440
Common stock issuable under the 2018 Notes	3,983	3,983
Common stock issuable under the 2020 Notes	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	—
Unvested restricted stock units	3,544	3,041
Common stock potentially issuable for ESPP purchases	433	387
Common stock held by the NQDC	208	224
Total number of potentially issuable shares	23,950	20,058

In connection with the issuance of to the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes), the Company entered into capped call transactions with respect to 50% of the principal amount of the 2018 Notes and 50% of the principal amount of the 2020 Notes with certain hedge counterparties with conversion price of $94.15 per share. Although the Company’s stock price on June 29, 2018 (the last trading day before June 30, 2018) exceeded the conversion price, the potential effect of the capped call transactions and potential shares issuable under the 2018 Notes and the 2020 Notes were excluded from the calculation of diluted loss per share in the three and six months ended June 30, 2018 as they were anti-dilutive using the if-converted method. The potential effect of the capped call transactions with respect to the 2018 Notes and the 2020 Notes was excluded from the diluted net loss per share in the three and six months ended June 30, 2017 as the Company’s closing stock price on June 30, 2017 did not exceed the conversion price.

(6) FINANCIAL INSTRUMENTS

All marketable securities were classified as available-for-sale at June 30, 2018 and December 31, 2017.

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2018 and December 31, 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$209,062	$—	$—	$209,062	$209,062	$—	$—

Level 2:
Money market instruments	177,882	—	—	177,882	177,882	—	—
Corporate debt securities	643,979	136	(3,452)	640,663	7,708	411,185	221,770
Commercial paper	51,818	1	—	51,819	18,947	32,871	—
U.S. government agency securities	532,066	4	(1,597)	530,473	11,312	461,143	58,019
Foreign and other	33,035	150	(23)	33,162	2,500	30,463	199
Subtotal	1,438,780	291	(5,072)	1,433,999	218,349	935,662	279,988

Total	$1,647,842	$291	$(5,072)	$1,643,061	$427,411	$935,662	$279,988

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$340,253	$—	$—	$340,253	$340,253	$—	$—

Level 2:
Money market instruments	215,441	—	—	215,441	215,441	—	—
Corporate debt securities	707,652	150	(2,553)	705,249	3,096	406,188	295,965
Commercial paper	24,566	—	—	24,566	2,751	21,815	—
U.S. government agency securities	472,593	—	(1,975)	470,618	35,497	345,501	89,620
Foreign and other	25,540	150	(64)	25,626	990	24,436	200
Subtotal	1,445,792	300	(4,592)	1,441,500	257,775	797,940	385,785

Total	$1,786,045	$300	$(4,592)	$1,781,753	$598,028	$797,940	$385,785

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

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2018, the Company’s investments in an unrealized loss position were not significant and were considered to be temporary in nature. The Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets	$303,298	$303,298
Indefinite-lived intangible assets	326,359	326,359
Gross intangible assets:	629,657	629,657
Less: Accumulated amortization	(127,362)	(112,147)
Net carrying value	$502,295	$517,510

Indefinite-Lived Intangible Assets

Intangible assets related to in-process research and development (IPR&D) assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts. During the second quarter of 2018, no amounts have been reclassified to definite-lived and no impairment charges were recorded.

During the second quarter of 2018, the Company received $20.0 million in milestone payments due to the achievement by a third party of regulatory milestones related to a previously sold intangible asset, which the Company recorded as a gain on the sale in the Condensed Consolidated Statements of Comprehensive Income (Loss).

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2018	2017
Building and improvements	$674,682	$663,347
Manufacturing and laboratory equipment	316,331	294,521
Computer hardware and software	152,010	144,268
Leasehold improvements	38,352	42,572
Furniture and equipment	30,833	31,515
Land improvements	5,977	5,331
Land	62,369	62,369
Construction-in-progress	60,582	59,511
	1,341,136	1,303,434
Accumulated depreciation	(440,656)	(406,734)
Total property, plant and equipment, net	$900,480	$896,700

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Ireland.

Depreciation expense for the three and six months ended June 30, 2018 was $20.1 million and $40.1 million, respectively, of which $6.6 million and $10.5 million, respectively, was capitalized into inventory. Depreciation expense for the three and six months ended June 30, 2017 was $17.9 million and $35.4 million, respectively, of which $6.2 million and $11.8 million, respectively, was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and six months ended June 30, 2018 and 2017 was insignificant.

(9) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$46,537	$49,877
Work-in-process	234,370	234,674
Finished goods	192,449	191,224
Total inventory	$473,356	$475,775

Accounts Payable and Accrued Liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Accounts payable and accrued operating expenses	$166,416	$166,616
Accrued compensation expense	94,954	140,781
Accrued rebates payable	50,944	36,472
Accrued royalties payable	18,620	18,820
Value added taxes payable	9,191	9,740
Forward foreign currency exchange contracts	7,165	14,464
Accrued income taxes	2,658	5,528
Other	8,784	9,500
Total accounts payable and accrued liabilities	$358,732	$401,921

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(10) DEBT

Convertible Notes

As of June 30, 2018, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $1.2 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, quarterly. The following table summarizes information regarding the Company’s convertible debt:

	June 30,	December 31,
	2018	2017
0.75% senior subordinated convertible notes due in October 2018	$374,980	$374,980
Unamortized discount	(4,659)	(12,488)
Unamortized deferred offering costs	(569)	(1,543)
Convertible Notes due in 2018, net	369,752	360,949

1.50% senior subordinated convertible notes due in October 2020	374,993	374,993
Unamortized discount	(33,531)	(40,287)
Unamortized deferred offering costs	(2,983)	(3,631)
Convertible Notes due in 2020, net	338,479	331,075

0.599% senior subordinated convertible notes due in August 2024	495,000	495,000
Unamortized discount	(8,651)	(9,355)
Unamortized deferred offering costs	(2,957)	(3,199)
Convertible Notes due in 2024, net	483,392	482,446

Total convertible debt, net	$1,191,623	$1,174,470

Fair value of fixed rate convertible debt
Convertible Notes due in 2018 (1)	$398,874	$403,955
Convertible Notes due in 2020 (1)	442,240	446,470
Convertible Notes due in 2024 (1)	502,509	493,894
Total	$1,343,623	$1,344,319
(1)

The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Coupon interest expense	$3,527	$2,194	$6,488	$4,558
Amortization of debt issuance costs	1,006	886	2,010	1,772
Accretion of discount on convertible notes	7,692	6,960	15,289	13,829
Total interest expense on convertible debt	$12,225	$10,040	$23,787	$20,159

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to the Company’s convertible debt.

Revolving Credit Facility

The Company maintains a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit of up to $100.0 million in revolving loans (the Revolving Credit Facility), a $10.0 million letter of credit subfacility and a $15.0 million swingline loan subfacility. The maturity date of the Revolving Credit Facility will occur on November 29, 2018. As of June 30, 2018 and December 31, 2017, there were no outstanding amounts due on nor any usage of the Credit Facility. As of June 30, 2018, the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(11) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s monetary assets and liabilities and forecasted revenues and operating expenses being denominated in currencies other than the U.S. Dollar (USD), primarily the Euro.

The Company designates certain of these forward foreign currency exchange contracts as cash flow hedges and expects them to be highly effective in offsetting fluctuations in operating expenses denominated in Euros and revenues denominated in currencies other than the USD related to changes in foreign currency exchange rates. The Company also enters into some forward foreign currency exchange contracts that are not designated as hedging instruments. Whether designated or undesignated, these forward foreign currency exchange contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties or the Company, as applicable. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below.

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of June 30, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Sell	2	143.8	Aug. 2018
Canadian Dollars – Sell	12	15.0	Jul. 2018 - Dec. 2018
Colombian Pesos – Sell	6	48,000.0	Jul. 2018 - Dec. 2018
Euros – Purchase	108	134.4	Jul. 2018 - Jun. 2021
Euros – Sell	394	488.2	Jul. 2018 - Jun. 2021
Total	522

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through June 2021. Over the next twelve months, the Company expects to reclassify unrealized losses of $2.2 million from Accumulated Other Comprehensive Loss to earnings as the forecasted revenue and operating expense transactions occur.

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of June 30, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Purchase	5	52.2	Aug. 2018
British Pounds – Sell	1	2.6	Jul. 2018
Colombian Pesos – Sell	1	34,000.0	Jul. 2018
Euros – Purchase	3	52.2	Jul. 2018
Total	10

The fair value carrying amounts of the Company’s derivative instruments, as classified within the fair value hierarchy, were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2018		June 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$8,599	Accounts payable and accrued liabilities	$6,608

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Forward foreign currency exchange contracts	Other assets	5,852	Other long- term liabilities	4,571
Total		14,451		11,179
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	1,440	Accounts payable and accrued liabilities	557
Total		1,440		557
Total value of derivative contracts		$15,891		$11,736

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$4,015	Accounts payable and accrued liabilities	$14,420
Forward foreign currency exchange contracts	Other assets	4,973	Other long- term liabilities	12,686
Total		8,988		27,106
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	675	Accounts payable and accrued liabilities	44
Total		675		44
Total value of derivative contracts		$9,663		$27,150

(1)  See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives Designated as Hedging Instruments:

Net gain (loss) recognized in accumulated other comprehensive loss (1)	$23,582	$(19,165)	$14,356	$(23,364)
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings (2)	(2,659)	695	(8,444)	3,211
Net gain recognized in net loss (3)	2,700	826	2,322	1,706
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in net loss(4)	(4,238)	5,373	2,985	5,631
(1)	Net change in the fair value of the effective portion classified as accumulated other comprehensive loss.
(2)	Effective portion classified as Net Product Revenues and Operating expenses.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as Operating expenses.
(4)	Classified as Operating expenses.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

	Fair Value Measurements at June 30, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$1,018	$—	$1,018
Restricted investments (1)	—	7,721	—	7,721
Total other current assets	—	8,739	—	8,739
Other assets:
NQDC Plan assets	—	12,832	—	12,832
Restricted investments (1)	—	6,889	—	6,889
Strategic investments (2)	1,616	—	—	1,616
Total other assets	1,616	19,721	—	21,337
Total assets	$1,616	$28,460	$—	$30,076
Liabilities:
Current liabilities:
NQDC Plan liability	$1,050	$1,018	$—	$2,068
Contingent acquisition consideration	—	—	76,466	76,466
Total current liabilities	1,050	1,018	76,466	78,534
Other long-term liabilities:
NQDC Plan liability	$18,588	$12,832	—	31,420
Contingent acquisition consideration	—	—	57,674	57,674
Total other long-term liabilities	18,588	12,832	57,674	89,094
Total liabilities	$19,638	$13,850	$134,140	$167,628

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$967	$—	$967
Restricted investments (1)	—	15,647	—	15,647
Total other current assets	—	16,614	—	16,614
Other assets:
NQDC Plan assets	—	11,859	—	11,859
Total other assets	—	11,859	—	11,859
Total assets	$—	$28,473	$—	$28,473
Liabilities:
Current liabilities:
NQDC Plan liability	$1,356	$967	$—	$2,323
Contingent acquisition consideration	—	—	53,648	53,648
Total current liabilities	1,356	967	53,648	55,971
Other long-term liabilities:
NQDC Plan liability	18,272	11,859	—	30,131
Contingent acquisition consideration	—	—	135,318	135,318
Total other long-term liabilities	18,272	11,859	135,318	165,449
Total liabilities	$19,628	$12,826	$188,966	$221,420
(1)	The restricted investments at June 30, 2018 and December 31, 2017 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
(2)

The Company has investments in marketable equity securities measured using quoted prices in an active market that are considered strategic investments and included in other assets on the Company’s Consolidated Balance Sheets.

There were no transfers between levels during the three and six months ended June 30, 2018.

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

Liabilities measured at fair value using Level 3 inputs consisted of contingent acquisition consideration and asset retirement obligations. The following tables represent a roll-forward of contingent acquisition consideration.

Contingent acquisition consideration at December 31, 2017	$188,966
Changes in the fair value of other contingent acquisition consideration	8,284
Milestone payments to Ares Trading S.A. (Merck Serono)	(61,607)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	(1,503)
Contingent acquisition consideration at June 30, 2018	$134,140

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. As of June 30, 2018 and December 31, 2017, the balance of the asset retirement obligation liability was $4.2 million at each period.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

(13) STOCK-BASED COMPENSATION

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$3,246	$2,510	$6,386	$4,796
R&D	15,573	14,647	28,842	26,141
Selling, general and administrative	19,787	22,944	39,986	39,838
Total stock-based compensation expense	$38,606	$40,101	$75,214	$70,775

Stock-based compensation expense of $5.4 million and $9.0 million was capitalized into inventory for the three and six months ended June 30, 2018, respectively, compared to stock-based compensation expense of $4.4 million and $7.6 million that was capitalized into inventory for the three and six months ended June 30, 2017, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

Equity Awards with Service-Based Vesting Conditions

The assumptions used to estimate the per share fair value of stock options granted under the Company’s 2017 Equity Incentive Plan and the Company’s Amended and Restated 2006 Share Incentive Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	38.4%	37.8 – 39.6%	37.8 – 38.4%	37.6 – 39.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.7 years	5.0 – 6.6 years	4.6 – 5.7 years	5.0 – 6.6 years
Risk-free interest rate	2.7%	1.8 – 1.9%	2.3 – 2.7%	1.8 – 2.2%

During the six months ended June 30, 2018, the Company granted options to purchase 775,380 shares of common stock with a weighted-average fair value of $33.34 per share.

The Company issued new stock purchase rights under the ESPP during the three and six months ended June 30, 2018, using the following assumptions to estimate the per share fair value:

	Three and Six Months Ended June 30,
	2018	2017
Expected volatility	29.7 - 33.3%	30.7 - 42.3%
Dividend yield	0.0%	0.0%
Expected life	6-24 months	6-24 months
Risk-free interest rate	1.2 - 2.5%	1.0 - 1.3%

During the six months ended June 30, 2018, the Company granted 1,519,780 RSUs with service-based vesting conditions with a weighted-average fair value of $84.19 per share.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

		Grant Date
Date of Grant	Base RSUs Granted	Fair Value per RSU	Multiplier Achieved	RSUs Earned
March 2018	129,680	$83.57	(a)	(a)
March 2017	133,250	$87.42	1.03	132,548
March 2016	130,310	$83.43	1.03	134,219
March 2015	58,300	$108.36	1.11	64,713
(a)

The Company’s Compensation Committee is expected to approve the multiplier and total earned RSUs in the first quarter of 2019 based on the Company’s performance against the 2018 managed revenue target. The Company evaluated the 2018 revenue target in the context of its current 2018 revenue forecast, and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing in the first quarter of 2018.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017.

					Condensed Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,		Statement of
Details about AOCI Components	2018	2017	2018	2017	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$(4,062)	$1,119	$(11,708)	$4,661	Net product revenues
Forward foreign currency exchange contracts	1,403	(424)	3,264	(1,450)	Operating expenses
Total gain (loss) on cash flow hedges	(2,659)	695	(8,444)	3,211
Gain on sale of available-for-sale debt securities	—	—	—	3,252	Other income
Income tax effect of the above	—	—	—	(1,181)	Benefit from income taxes
Total gain on available-for-sale debt securities	—	—	—	2,071
	$(2,659)	$695	$(8,444)	$5,282	Net loss

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Foreign Currency Items	Total
AOCI balance at March 31, 2018	$(23,673)	$(4,866)	$(6)	$(28,545)
Other comprehensive income (loss) before reclassifications	23,582	1,531	(5)	25,108
Less: net loss reclassified from AOCI	(2,659)	—	—	(2,659)
Tax effect	—	(351)	—	(351)
Net current-period other comprehensive income (loss)	26,241	1,180	(5)	27,416
AOCI balance at June 30, 2018	$2,568	$(3,686)	$(11)	$(1,129)

	Three Months Ended June 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Foreign Currency Items	Total
AOCI balance at March 31, 2017	$6,291	$(1,258)	$(13)	$5,020
Other comprehensive income (loss) before reclassifications	(19,165)	267	4	(18,894)
Less: gain reclassified from AOCI	695	—	—	695
Tax effect	—	(89)	—	(89)
Net current-period other comprehensive income (loss)	(19,860)	178	4	(19,678)
AOCI balance at June 30, 2017	$(13,569)	$(1,080)	$(9)	$(14,658)

	Six Months Ended June 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle (1)	—	$(586)	—	$(586)
AOCI balance at January 1, 2018	$(20,232)	$(3,308)	$(7)	$(23,547)
Other comprehensive income (loss) before reclassifications	14,356	(490)	(4)	13,862
Less: loss reclassified from AOCI	(8,444)	—	—	(8,444)
Tax effect	—	112	—	112
Net current-period other comprehensive income (loss)	22,800	(378)	(4)	22,418
AOCI balance at June 30, 2018	$2,568	$(3,686)	$(11)	$(1,129)

(1)

As of January 1, 2018, the Company early adopted the requirements of ASU 2018-02. The amount represents the reclassification from Accumulated Other Comprehensive Income (Loss) to Accumulated Deficit in the first quarter of 2018 related to the adoption of ASU 2018-02. See Note 4 for additional discussion.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Six Months Ended June 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816
Other comprehensive income (loss) before reclassifications	(23,364)	1,834	3	(21,527)
Less: gain reclassified from AOCI	3,211	3,252	—	6,463
Tax effect	—	516	—	516
Net current-period other comprehensive income (loss)	(26,575)	(902)	3	(27,474)
AOCI balance at June 30, 2017	$(13,569)	$(1,080)	$(9)	$(14,658)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues by geographic region:
United States	$162,788	$141,611	$353,360	$274,095
Europe	107,221	87,672	212,871	171,577
Latin America	58,158	66,739	96,633	112,035
Rest of world	44,678	21,426	83,428	63,486
Total revenues	$372,845	$317,448	$746,292	$621,193

The following table disaggregates total Net Product Revenues from external customers by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product revenues by product:
Aldurazyme	$24,003	$19,985	$90,059	$39,340
Brineura	10,890	254	17,807	254
Firdapse	5,177	4,855	10,103	8,965
Kuvan	109,045	101,944	208,160	194,290
Naglazyme	91,086	85,751	166,082	166,309
Vimizim	127,585	103,137	244,674	208,958
Total net product revenues	$367,786	$315,926	$736,885	$618,116

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$138,411	$121,256	$262,552	$233,962
Europe	104,262	87,672	207,419	171,577
Latin America	58,158	66,738	96,633	112,032
Rest of world	42,952	20,275	80,222	61,205
Total net product revenue marketed by the Company	343,783	295,941	646,826	578,776
Aldurazyme net product revenues marketed by Genzyme	24,003	19,985	90,059	39,340
Total net product revenues	$367,786	$315,926	$736,885	$618,116

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	18%	17%	18%	17%
Customer B	7%	6%	12%	6%
Customer C	12%	14%	12%	13%
Customer D	10%	10%	9%	10%
Customer E	4%	10%	2%	7%
Total	51%	57%	53%	53%

On a consolidated basis, the Company’s two largest customer accounts receivable balances accounted for 30% and 15% of the June 30, 2018 total accounts receivable balance, respectively, compared to December 31, 2017, when the two largest customer accounts receivable balances accounted for 21% and 18% of the total accounts receivable balance, respectively. As of June 30, 2018, and December 31, 2017, the accounts receivable balance for Genzyme included $85.0 million and $18.1 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

Contingent Payments

As of June 30, 2018, the Company is subject to contingent payments totaling approximately $540.4 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $158.0 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $53.2 million relates to programs that are no longer being developed.

As of June 30, 2018, the Company has recorded a total of $134.1 million of contingent acquisition consideration on its Condensed Consolidated Balances Sheet. The Company paid $61.6 million of contingent acquisition consideration in April 2018 related to the filing of the European Marketing Authorization Application for Palynziq.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the Company’s contingent acquisition consideration.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of June 30, 2018, these commitments for the next five years were approximately $62.0 million. The amounts primarily represent minimum purchase requirements for active pharmaceutical ingredients and post-marketing commitments related to the Company’s commercial products.

(17) BENEFIT FROM INCOME TAXES

The 2017 Tax Act, which became effective on January 1, 2018 resulted in significant changes to the U.S. corporate income tax system including a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in the Company’s foreign subsidiaries being subject to U.S. taxation in the future.

U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2018. Prior to the 2017 Tax Act, the Company’s effective tax rate was highly sensitive to minor fluctuations in U.S. forecasted income, as such, the Company computed the U.S. component of the consolidated benefit from income taxes for the three and six months ended June 30, 2017 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the  three and six months ended June 30, 2017.

The Company included a provisional estimate of the impact of the 2017 Tax Act in its 2017 tax provision in accordance with its interpretation of the 2017 Tax Act and Staff Accounting Bulletin 118. During the first quarter of 2018, the Company refined its estimates for certain provisional amounts and recorded a tax benefit of $4.6 million associated with the remeasurement of its deferred taxes. The Company may refine its estimates of provisional amounts as further guidance is issued from the U.S. Treasury, SEC and the FASB. The Company has not yet elected an accounting method regarding whether to record deferred tax assets and liabilities for expected amounts of Global Intangible Low-Taxed Income inclusions or whether to treat such amounts as a period cost.

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

Our portfolio consists of several commercial therapies and multiple clinical and pre-clinical product candidates. A summary of our major commercial products, including key metrics as of June 30, 2018, is provided below:

Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration	U.S. Biologic Exclusivity Expiration	EU Orphan Drug Exclusivity Expiration
Aldurazyme (laronidase)	MPS I (1)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (2)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (3)	Expired	NA	2020 (3)
Naglazyme (galsulfase)	MPS VI (4)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (5)	2025	2030	NA (5)
Vimizim elosulfase alpha)	MPS IVA (6)	2021	2026	2024
(1)	For the treatment of Mucopolysaccharidosis I (MPS I).
(2)	For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2).
(3)

For the treatment of phenylketonuria (PKU). Kuvan has been granted orphan drug status in the EU, which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020.

(4)	For the treatment of Mucopolysaccharidosis VI (MPS VI).
(5)

For adult patients with PKU. Palynziq (formerly referred to as pegvaliase) was approved by the U.S. Food and Drug Administration (FDA) in May 2018 and our European Marketing Authorization Application (MAA) submission for Palynziq was accepted by the European Medicines Agency (EMA) in March 2018.

(6)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IV A).

A summary of our ongoing major development programs, including key metrics as of June 30, 2018, is provided below:

	Target	U.S. Orphan	EU Orphan
Major Product Candidates in Development	Indication	Designation	Designation	Stage
Palynziq (1)	PKU	Yes	Yes	EU MAA regulatory review
Valoctocogene roxaparvovec	Hemophilia A (2)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
Tralesinidase alfa (formerly referred to as BMN 250)	MPS IIIB (3)	Yes	Yes	Clinical Phase 1/2
BMN 290	Friedreich's Ataxia	Not applicable	Not applicable	Preclinical
(1)	In May 2018, the FDA granted marketing approval for Palynziq in the U.S.
(2)	Hemophilia A is also called factor VIII deficiency or classic hemophilia.
(3)	Sanfilippo Syndrome Type B, or mucopolysaccharidosis type IIIB (MPS IIIB).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

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

Product Approvals

•

In May 2018, the FDA approved Palynziq, a PEGylated recombinant phenylalanine ammonia lyase enzyme product, for the treatment of adults with PKU who have inadequate blood phenylalanine control despite prior management with available treatment options including sapropterin. We have begun marketing Palynziq in the U.S. and the product was made available in the U.S. in July 2018. The EMA accepted our MAA submission in March 2018.

Continued Emphasis on Research and Development

•

We announced 104 weeks of clinical data in 6e13 vg/kg dose and 52 weeks of data for the 4e13 vg/kg dose from our ongoing Phase 1/2 study in valoctocogene roxaparvovec gene therapy for severe hemophilia A. We now have six clinical studies underway in our gene therapy program for the treatment of severe hemophilia A, including two global Phase 3 studies: GENEr8-1, amended to evaluate superiority compared to standard of care, and GENEr8-2, as well as the Phase 1/2 study with the 6E13kg/vg dose, which began enrolling patients in May 2018 to evaluate patients with pre-existing AAV5 antibodies.

•

We announced that we dosed the first participant in a global Phase 2 study for vosoritide, an analog of C-type Natriuretic Peptide (CNP), in infants and young children with achondroplasia, the most common form of disproportionate short stature in humans. The Phase 2 study is a randomized, placebo-controlled study of vosoritide in approximately 70 infants and young children with achondroplasia ages zero to less than 60 months for 52 weeks. Continuing studies include our Phase 3 study of vosoritide in approximately 110 children with achondroplasia for 52 weeks and a long-term open-label Phase 2 study of approximately 23 children.

•

We announced positive, preliminary results from a multicenter, international Phase 1/2 clinical trial for tralesinidase alfa (formerly referred to as BMN 250), which began enrolling patients in April 2016. The study demonstrated that tralesinidase alfa reduced heparan sulfate levels to normal range in cerebral spinal fluid of MPS IIIB patients and indicated that ICV-administered tralesinidase alfa is well-tolerated by MPS IIIB patients. A complementary observational study was also initiated to study the progression of MPS IIIB over time.

•

We announced that we expect to submit an Investigational New Drug (IND) application for a gene therapy product for the treatment of PKU in 2019. We expect to complete IND-enabling evaluations with a view to submitting an IND application for BMN 290 for the treatment of Friedreich's ataxia during the second half of 2018.

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

Financial Highlights

Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$372.8	$317.4	$746.3	$621.2
Research and development (R&D) expense	175.6	143.0	359.5	288.0
Selling, general and administrative (SG&A) expense	153.3	143.5	291.6	263.5
Gain on sale of intangible assets	(20.0)	-	(20.0)	-
Total operating expenses	398.1	356.3	815.9	680.2
Net loss	(16.8)	(36.8)	(60.9)	(53.1)

The decrease in net loss for the three months ended June 30, 2018 was primarily attributed to the following:

•	increased gross profit primarily driven by increased Brineura, Kuvan and Vimizim net product revenues; and
•	the gain on the sale of intangible assets from the receipt of $20.0 million triggered by the achievement of a regulatory milestone by a third party; partially offset by
•	increased in R&D expense for the expansion of our clinical programs related to tralesinidase alfa; valoctocogene roxaparvovec and vosoritide; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

•	increased SG&A expense primarily due to pre-launch activities related to Palynziq, which was approved by the FDA in the U.S. in May 2018.

The increase in net loss for the six months ended June 30, 2018 was primarily attributed to the following:

•	increased R&D expense for the expansion of our clinical programs related to tralesinidase alfa, valoctocogene roxaparvovec and vosoritide; and
•	increased SG&A expense primarily due to pre-launch activities related to Palynziq; partially offset by
•	increased gross profit primarily driven by increased Aldurazyme and Brineura net product revenues; and
•	the $20.0 million gain on the sale of intangible assets.

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. See Note 4 to our accompanying Condensed Consolidated Financial Statements for additional information.

Our cash, cash equivalents and investments totaled approximately $1.6 billion as of June 30, 2018, compared to $1.8 billion as of December 31, 2017. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Except as described in Note 3 to our accompanying Condensed Consolidated Financial Statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2018, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Results of Operations

Total Revenues

Net product revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Aldurazyme	$24.0	$19.9	$4.1	$90.1	$39.3	$50.8
Brineura	10.9	0.3	10.6	17.8	0.3	17.5
Firdapse	5.2	4.8	0.4	10.1	8.9	1.2
Kuvan	109.0	102.0	7.0	208.1	194.3	13.8
Naglazyme	91.1	85.7	5.4	166.1	166.3	(0.2)
Vimizim	127.6	103.2	24.4	244.7	209.0	35.7
Total net product revenues	$367.8	$315.9	$51.9	$736.9	$618.1	$118.8

Total Revenues include Net Product Revenues and Royalty and Other Revenues. Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Outside the U.S., our commercial products are sold to our authorized distributors or directly to government purchasers or hospitals, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues. Genzyme Corporation (Genzyme) is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties. Royalty and Other Revenues include royalties on net sales of products to licensees or sublicensees, collaborative agreement revenues and rental income associated with the tenants in our San Rafael, California facility.

The following is additional discussion of our Net Product Revenue results for our major products:

•

Aldurazyme: Aldurazyme net product revenues for the three months ended June 30, 2018 compared to 2017 increased primarily due to an increase in volume. The increase in Aldurazyme net product revenues for the six months ended June 30, 2018 compared to 2017 is attributed to an increase in volume and the adoption of ASC 606, which contributed $27.2 million as we now recognize the estimated variable consideration that we expect to receive when the product is sold through by Genzyme at the time our performance obligation is met. Our performance obligation is met when the product is delivered and the required quality certification documentation is issued. We believe any differences between the estimated variable consideration to be received from Genzyme and actual payments will be insignificant. Prior to the adoption of ASC 606, we recognized product transfer revenues, representing the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if they do not sell the product, at the time of fulfillment of Genzyme purchase orders. Product transfer revenue was subsequently deducted from the calculated variable consideration recognized when the product was sold by Genzyme to third parties. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in U.S. Dollar (USD).

•

Brineura: The increase in Brineura net product revenues for the three and six months ended June 30, 2018 compared to 2017 was primarily attributable to new patients initiating therapy as the product was launched in mid-2017.

•

Kuvan: The increase in Kuvan net product revenues for the three and six months ended June 30, 2018 compared to 2017 was primarily attributable to an increase in patients on Kuvan therapy, the majority of which were in the U.S.

•

Naglazyme: The increase in Naglazyme net product revenues for the three months ended June 30, 2018 compared to 2017 was mainly due to increased sales in the U.S. and Middle East. Naglazyme net product revenues for both the three and six months ended June 30, 2018 were impacted by government ordering patterns in certain Latin American countries. During the six months ended June 30, 2018, the effect of government ordering patterns in certain Latin American countries was partially offset by increased sales in the Middle East.

•	Vimizim: The increase in Vimizim net product revenues for the three and six months ended June 30, 2018 compared to 2017 was primarily attributed to new patients initiating therapy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Sales denominated in USD	$219.8	$187.3	$32.5	$456.2	$366.5	$89.7
Sales denominated in foreign currencies	148.0	128.6	19.4	280.7	251.6	29.1
Total net product revenues	$367.8	$315.9	$51.9	$736.9	$618.1	$118.8

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three and six months ended June 30, 2018 was positive by $3.4 million and $9.5 million, respectively, compared to a positive impact of $1.5 million and $2.4 million during the three and six months ended June 30, 2017, respectively. The currency primarily driving the positive impact was the Euro, partially offset by a negative impact related to the Brazilian Real.

Cost of Sales and Product Gross Margin

Cost of Sales includes raw materials, personnel and facility and other costs associated primarily with manufacturing Aldurazyme, Brineura, Naglazyme and Vimizim at our production facilities. Cost of Sales also includes third-party manufacturing costs related to the active ingredient in Kuvan and Firdapse and third-party production costs related to final formulation and packaging services for all products and cost of royalties payable to third parties for all products.

The following table summarizes our cost of goods sold and product gross margin:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Total net product revenues	$367.8	$315.9	$51.9	$736.9	$618.1	$118.8
Cost of sales	79.0	56.3	22.7	161.4	106.3	55.1
Product gross margin	79%	82%	(3.0)%	78%	83%	(5.0)%

Our Cost of Sales increased and gross margins decreased for the three and six months ended June 30, 2018 compared to 2017 primarily due to higher Naglazyme and Vimizim manufacturing costs and higher volume of Aldurazyme and Vimizim product sales. We expect product gross margin to remain near 80 percent over the next twelve months.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

R&D expense increased to $175.6 million for the three months ended June 30, 2018 from $143.0 million for the three months ended June 30, 2017. R&D expense increased to $359.5 million for the six months ended June 30, 2018 from $288.0 million for the six months ended June 30, 2017. R&D Expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Palynziq	$22.4	$30.6	$(8.2)	$56.9	$56.4	$0.5
Valoctocogene roxaparvovec	37.2	32.6	4.6	72.2	53.9	18.3
Vosoritide	19.5	12.3	7.2	40.4	25.9	14.5
Tralesinidase alfa	23.6	11.4	12.2	54.3	20.9	33.4
Brineura	12.8	12.1	0.7	24.2	28.7	(4.5)
Other approved products	17.7	20.1	(2.4)	35.6	37.3	(1.7)
Early stage programs	15.8	11.8	4.0	32.6	31.4	1.2
Other and non-allocated	26.6	12.1	14.5	43.3	33.5	9.8
Total	$175.6	$143.0	$32.6	$359.5	$288.0	$71.5

The increase in R&D expense was primarily a result of the following:

•	increased manufacturing of clinical products, primarily to support our ongoing development of our tralesinidase alfa, valoctocogene roxaparvovec and vosoritide product candidates; and
•

an increase in other and non-allocated R&D expenses primarily related to preclinical activity for programs recently announced, such as BMN 290, and personnel-related costs not allocated to specific programs; partially offset by

•	a decrease in the three months ended June 30, 2018 related to Palynziq, for which capitalization of manufacturing costs began in the second quarter of 2018; and
•	a decrease for the six months ended June 30, 2018 related to Brineura was primarily due to a decrease in manufacturing costs for clinical product.

For the remainder of 2018, we expect our R&D spending to increase over 2017 levels due to our valoctocogene roxaparvovec, vosoritide, tralesinidase alfa and BMN 290 programs progressing in their development. We also expect increased spending on pre-clinical activities for our early development stage programs and we expect to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products.

We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch or pre-qualification manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are recorded as R&D expense.

Selling, General and Administrative

SG&A expense increased to $153.3 million for the three months ended June 30, 2018 from $143.5 million for the three months ended June 30, 2017. SG&A expense increased to $291.6 million for the six months ended June 30, 2018 from $263.5 million for the six months ended June 30, 2017. The increase in SG&A expense was primarily a result of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Selling & Marketing expense	$81.1	$72.1	$9.0	$157.2	$134.9	$22.3
General & Administrative expense	72.2	71.4	0.8	134.4	128.6	5.8
Total SG&A expense	$153.3	$143.5	$9.8	$291.6	$263.5	$28.1

	Three Months Ended June 30,			Six Months Ended June 30,
Selling & Marketing expense by product	2018	2017	Change	2018	2017	Change
Brineura	$10.6	$7.6	$3.0	$21.1	$12.4	$8.7
Palynziq	7.4	1.5	5.9	12.4	2.3	10.1
Other approved products	54.9	55.9	(1.0)	106.0	106.1	(0.1)
Other and not allocated	8.2	7.1	1.1	17.7	14.1	3.6
Total Selling & Marketing expense	$81.1	$72.1	$9.0	$157.2	$134.9	$22.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

The increase in Selling & Marketing expense was primarily a result of the following:

•	pre-launch activities related to Palynziq; and
•	the continued expansion of marketing activities related to Brineura.

The increase in General & Administrative expense was primarily due to increased personnel-related costs mainly due to increased headcount.

We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Brineura, the commercial launch in the U.S. of Palynziq, pre-commercialization efforts related to product candidates, the continued international expansion of Kuvan and Vimizim, and the increase in administrative support required for our expanding global operations.

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible Asset Amortization and Contingent Consideration expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Changes in the fair value of contingent acquisition consideration	$2.7	$5.8	$(3.1)	$8.3	$7.2	$1.1
Amortization of intangible assets	7.5	7.6	(0.1)	15.1	15.1	—
Total intangible asset amortization and contingent consideration	$10.2	$13.4	$(3.2)	$23.4	$22.3	$1.1

The changes in the fair value of the contingent acquisition consideration were attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs, which, in the first half of 2018, primarily related to progress of our Palynziq program to support the filing of the European MAA in 2018, as well as the passage of time.

Gain on Sale of Intangible Assets

We recognized a gain of $20.0 million in the three and six months ended June 30, 2018 due to the achievement by a third party of regulatory milestones related to a previously sold intangible asset. See Note 7 to the accompanying Condensed Consolidated Financial Statements for additional information.

Interest Income

We invest our cash and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest Income totaled $5.6 million and $10.8 million for the three and six months ended June 30, 2018, respectively, compared to $3.0 million and $6.1 million for the three and six months ended June 30, 2017, respectively. The increase in Interest Income during the three and six months ended June 30, 2018 compared to 2017 was primarily due to higher investment balances and higher average interest rate on investments. We expect Interest Income in 2018 to decrease moderately over the next 12 months due to the October 2018 maturity of the 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes), when the principle will be settled in cash.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Coupon interest expense	$3.5	$2.1	$1.4	$6.5	$4.6	$1.9
Amortization of issuance costs	1.0	0.9	0.1	2.0	1.8	0.2
Accretion of discount on convertible notes	7.7	7.0	0.7	15.3	13.8	1.5
Total interest expense	$12.2	$10.0	$2.2	$23.8	$20.2	$3.6

The increase in Interest Expense for the three and six months ended June 30, 2018 compared to 2017 was primarily due to the issuance of the 2024 Notes in August 2017. We expect Interest Expense to decrease moderately over the next 12 months due to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

October 2018 maturity of the 2018 Notes. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Benefit from Income Taxes

For the three and six months ended June 30, 2018, we recognized a benefit from income taxes of $12.4 million and $19.0  million, respectively, compared to the three and six months ended June 30, 2017 when we recognized a benefit from income taxes of $8.7 million and $16.7 million, respectively. U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2018. Prior to the Tax Cuts and Jobs Act of 2017, we computed the U.S. component of the consolidated benefit from income taxes using an actual year-to-date tax calculation because our effective tax rate was highly sensitive to minor fluctuations in U.S. forecasted income. Foreign tax expense for the three and six months ended June 30, 2017 was computed using a forecasted annual effective tax rate.

The Benefit from Income Taxes for all periods presented also consisted of state, federal and foreign current tax expense, offset by deferred tax benefits from federal orphan drug and R&D credits and the tax benefit for stock options exercised during these periods, which resulted in a net tax benefit in all periods presented. Additionally, the six months ended June 30, 2018 included the tax benefit of $4.6 million associated with the remeasurement of its deferred taxes resulting from the refinement of certain provisional amounts included in our 2017 tax provision. See Note 17 to the accompanying Condensed Consolidated Financial Statements for additional discussion.

See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion of the components of our benefit from income taxes.

Financial Position, Liquidity and Capital Resources

As of June 30, 2018, we had approximately $1.6 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

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

As of June 30, 2018, $139.2 million of our $1.6 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our liquidity and capital resources as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017	Change
Cash and cash equivalents	$427.4	$598.0	$(170.6)
Short-term investments	935.7	797.9	137.8
Long-term investments	280.0	385.8	(105.8)
Cash, cash equivalents and investments	$1,643.1	$1,781.7	$(138.6)

Convertible debt	$1,191.6	$1,174.5	$17.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Our cash flows for the six months ended June 30, 2018 and 2017 are summarized as follows:

	2018	2017	Change
Cash and cash equivalents at the beginning of the period	$598.0	$408.3	$189.7
Net cash used in operating activities	(76.4)	(61.7)	(14.7)
Net cash used in investing activities	(67.0)	(14.8)	(52.2)
Net cash (used in) provided by financing activities	(26.8)	12.1	(38.9)
Foreign exchange impact	(0.4)	11.0	(11.4)
Cash and cash equivalents at the end of the period	$427.4	$354.9	$72.5
Short-term and long-term investments	1,215.7	854.9	360.8
Cash, cash equivalents and investments	$1,643.1	$1,209.8	$433.3

Cash Used in Operating Activities

Cash used in operating activities increased by $14.7 million to $76.4 million in the six months ended June 30, 2018, compared to $61.7 million in the six months ended June 30, 2017. The increase is primarily attributed to the timing of cash receipts from customers and payments to vendors, partially offset by a reduction in inventory levels.

Cash Used in Investing Activities

Net cash used in investing activities increased by $52.2 million to $67.0 million in the six months ended June 30, 2018 from $14.8 million in the six months ended June 30, 2017. The increase in net cash used in investing activities during the six months ended June 30, 2018 was primarily attributable to a $137.1 million increase in net purchases of available-for-sale securities, partially offset by a $64.2 million decrease in capital purchases and the receipt of $20.0 million in milestone payments related to a previously sold intangible asset. We expect to continue to make significant capital investments in our manufacturing facilities to facilitate planned product line expansion and our corporate headquarters to accommodate anticipated headcount growth.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities increased by $38.9 million to $26.8 million used in the six months ended June 30, 2018 from cash provided by financing activities of $12.1 million during the six months ended June 30, 2017. The increase in net cash used in financing activities for the six months ended June 30, 2018 was primarily attributable to the $41.2 million increase in payments of contingent acquisition consideration.

Other Information

Our $1.2 billion (undiscounted) of total convertible debt as of June 30, 2018 will impact our liquidity due to the semi-annual cash interest payments. Our indebtedness consists primarily of the 2018 Notes, our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2018 Notes and the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2018, 2020 and 2024, respectively. Our senior subordinated convertible notes due in 2017 matured on April 23, 2017, with conversion of all principal amounts except for a final cash settlement of $26,000. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

In addition, holders of the 2018 Notes are currently entitled to convert the 2018 Notes at any time until the second scheduled trading day prior to October 15, 2018 (the maturity date of the 2018 Notes), and in the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes will be freely convertible on or after July 15, 2020. We intend to use a majority of the net proceeds we received from the issuance of the 2024 Notes to repay, repurchase or settle in cash some or all of the 2018 Notes. We have elected to settle conversions of the 2018 Notes in cash up to the principal amount of the 2018 Notes, shares of our common stock in respect of conversion value in excess thereof, and cash in lieu of any fractional shares. We may also elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. The $375.0 million principal amount of the 2018 Notes mature on October 15, 2018 and therefore we have reclassified the net outstanding principal of the 2018 Notes as a current liability. Even if holders of the 2020 Notes do not elect to convert their 2020 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such Notes as a current liability rather than long-term liability (for example, when there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

In November 2016 we entered into a credit agreement (the Credit Agreement) providing for up to $100.0 million in revolving loans (the Revolving Credit Facility). We expect to use the proceeds of the Revolving Credit Facility to finance ongoing working capital needs (including timing differences resulting from the strategic management of short-term investments) and for other general corporate purposes. As of June 30, 2018, we had not drawn on the Revolving Credit Facility. Although quarterly interest payments will be due on any outstanding balance due, we anticipate any balance due to be short-term in nature. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. The R&D expenses of our major development programs from inception to June 30, 2018 were as follows:

Since Program
Inception
Brineura	$264.4
Palynziq	579.8
Valoctocogene roxaparvovec	311.5
Vosoritide	270.1
Tralesinidase alfa	208.9
Other approved products	1,015.4
Other and non-allocated	Not meaningful

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our convertible debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of June 30, 2018 are presented in the table below.

	Payments Due Within
				More
	2018	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2018 Notes and related interest	$376.4	$—	$—	$—	$376.4
2020 Notes and related interest	2.8	386.2	—	—	389.0
2024 Notes and related interest	1.5	5.9	5.9	500.9	514.2
Operating leases	4.9	21.1	19.2	26.8	72.0
R&D and purchase commitments	62.0	—	—	—	62.0
Other commitments	15.9	—	—	—	15.9
Total	$463.5	$413.2	$25.1	$527.7	$1,429.5

We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $540.4 million as of June 30, 2018, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $158.0 million relates to our acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Ares Trading S.A. (Merck Serono) and its affiliates and $53.2 million relates to programs that are no longer being developed.

As of June 30, 2018, we have recorded $134.1 million of total contingent acquisition consideration on our Condensed Consolidated Balance Sheets. We paid $61.6 million of contingent acquisition consideration in April 2018 related to the Palynziq European MAA filing in March 2018.

See Note 16 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Any outstanding amounts due under the Revolving Credit Facility will be due in full in November 2018 with related interest, if any, due on a quarterly basis. As of June 30, 2018, there was no outstanding balance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2018 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. For example, although the FDA approved Palynziq, there can be no assurance that the EMA will also approve Palynziq.

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

Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, Palynziq has received regulatory approval to be commercially marketed in the U.S., and Firdapse has received regulatory approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping.

An example of the ongoing regulatory requirements our products are subject to is the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program. In the U.S., Palynziq is only available through the REMS program, which is required by the FDA to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:

•	prescribers must be certified by enrolling in the REMS program and completing training;
•	prescribers must prescribe auto-injectable epinephrine with Palynziq;
•	pharmacies must be certified with the REMS program and must dispense Palynziq only to patients who are authorized to receive it;
•	patients must enroll in the REMS program and be educated about the risk of anaphylaxis by a certified prescriber to ensure they understand the risks and benefits of treatment with Palynziq; and
•	patients must have auto-injectable epinephrine available at all times while taking Palynziq.

Failure of prescribers, pharmacies or patients to enroll in our REMS program or to successfully complete and comply with its requirements may result in regulatory action from the FDA or decreased sales of Palynziq. The restrictions and requirements under our REMS program, as well as potential changes to these restrictions and requirements in the future, subject us to increased risks and uncertainties, any of which could harm our business. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Palynziq REMS program, or whether the FDA will permit modifications to the Palynziq REMS program that we consider warranted. Any modifications required or rejected by the FDA could make it more difficult or expensive for us to distribute Palynziq in the U.S., impair the safety profile of Palynziq, disrupt continuity of care for Palynziq patients and/or negatively affect sales of Palynziq.

Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

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

*If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may obtain approval to sell the same drugs to treat the same conditions and our revenues will be reduced.

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

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval of certain product candidates until the competitor product’s orphan drug exclusivity period expires. Moreover, with respect to biologics and gene therapy, it is uncertain how similarity between product candidates designed to treat the same rare disease or condition may affect such product candidates’ orphan drug designations. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

*We may face competition from biosimilars approved through an abbreviated regulatory pathway.

Our Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Historically, a biologic product approved under a BLA was not subject to the generic drug review and approval provisions of the FDC Act. However, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The BPCIA establishes a period of 12 years of exclusivity for reference products. Aldurazyme’s exclusivity under the BPCIA expired in 2015, Brineura’s exclusivity under the BPCIA expires in 2029, Naglazyme’s exclusivity under the BPCIA expired in 2017, Palynziq’s exclusivity under the BPCIA expires in 2030 and Vimizim’s exclusivity under the BPCIA expires in 2026. Our products approved under BLAs, as well as products in development that may be approved under BLAs in the future, could be reference products for biosimilar marketing applications.

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

As of June 30, 2018, we had cash, cash equivalents and investments totaling $1.6 billion and convertible debt obligations of $1.2 billion (undiscounted).In October 2013, we completed an offering of our 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. In August 2017, we completed an offering of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2018 Notes and the 2020 Notes, the Notes) and received net proceeds of approximately $481.7 million, after deducting commissions and estimated offering expenses payable by us, a majority of which we intend to use to repay, repurchase or settle in cash some or all of the 2018 Notes. We will need cash to not only repay the principal amount of these Notes, but also the ongoing interest due on the Notes during their term.

In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to Palynziq, we are obligated to pay Merck Serono up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and up to a maximum of €75 million, in cash, if future development milestones are met with respect to Palynziq.

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

•	the timing, number, size and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;
•	the progress of research programs carried out by us;
•	our possible achievement of development and commercial milestones under agreements with third parties, such as the termination agreements with Merck Serono related to Kuvan and Palynziq milestones;
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

As of June 30, 2018, we had $1.2 billion (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2018 Notes, $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes, and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In November 2016, we also entered into a credit agreement (the Credit Agreement) with Bank of America, N.A., as the administrative agent, swingline lender and letter of credit issuer, providing for up to $100.0 million in revolving loans. Our indebtedness may:

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

Our outstanding indebtedness consists primarily of the 2018 Notes, 2020 Notes and 2024 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2018, 2020 and 2024, respectively. In addition, holders of the 2018 Notes are currently entitled to convert the 2018 Notes at any time until the second scheduled trading day prior to October 15, 2018 (the maturity date of the 2018 Notes), and in the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes will be freely convertible on or after July 15, 2020. We intend to use a majority of the net proceeds we received from the issuance of the 2024 Notes to repay, repurchase or settle in cash some or all of the 2018 Notes. We have elected to settle conversions of the 2018 Notes in cash up to the principal amount of the 2018 Notes, shares of our common stock in respect of conversion value in excess thereof, and cash in lieu of any fractional shares.  We may also elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.

The 2018 Notes mature on October 15, 2018, and therefore we have reclassified the outstanding principal of such Notes as a current liability. We could also be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such the 2020 Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share. In addition, although we had no outstanding balance under the Credit Agreement as of June 30, 2018, we also may borrow up to $100.0 million in revolving loans under the Credit Agreement, which would be required to be repaid in cash at maturity in November 2018.

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

*Government healthcare reform could increase our costs and adversely affect our revenue and results of operations.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The U.S. Presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the U.S. Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

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

*If we are found in violation of federal or state healthcare laws, we may be required to pay a penalty or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operations.

We are subject to various federal and state healthcare laws and regulations, including anti-kickback laws, false claims laws, data privacy and security laws, and laws related to ensuring compliance. The federal Anti-Kickback Statute makes it illegal for any person or entity, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. Under the federal Anti-Kickback Statute and related regulations, certain arrangements are deemed not to violate the federal Anti-Kickback Statute if they fit within a statutory exception or regulatory safe harbor. However, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback liability, although we seek to comply with these safe harbors. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to referral of patients for healthcare services reimbursed by any source, not just governmental payers.

Federal and state false claims laws, including the civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid, or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we also are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Many state and foreign laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (GDPR) that took effect on May 25, 2018. The GDPR establishes extensive new requirements applicable to the handling of personal data of individuals in the EU and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by, the GDPR could have an adverse impact on our business.

Substantial new provisions affecting compliance have also been adopted, which may require us to modify our business practices with healthcare practitioners. The PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians and teaching hospitals, as well as investment and ownership interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties.

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

Due to the breadth of these laws, the narrowness of available statutory and regulatory exceptions and safe harbors and the increased focus by law enforcement agencies in enforcing such laws, our business activities could be subject to challenge under one or more of such laws.

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

Our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Exports of our products and solutions must be made in compliance with these laws and regulations. Changes to these laws and regulations, or to the countries, governments, persons or activities targeted by such laws, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers, which would likely adversely affect our results of operations, financial condition or strategic objectives. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or officers and, in extreme cases, the incarceration of responsible employees or officers.

We rely on a general license from OFAC to sell our medicines for eventual use by hospital and clinic end-users in Iran. The use of this OFAC general license requires us to observe strict conditions with respect to products sold, end-user limitations and payment requirements. Although we believe we have maintained compliance with the general license requirements, there can be no assurance that the general license will not be revoked, be renewed in the future or that we will remain in compliance. A violation of the OFAC general license could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

*We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain our inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents, could harm our ability to operate our business effectively. Our ability to manage and maintain our inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, business email compromise and other cyber attacks or cyber incidents that could lead to electronic security issues (including data breaches) that could lead to disruptions in or unavailability of systems, misappropriation of our confidential or otherwise protected information and corruption of data. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain our inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations. It could also cause a loss in the confidence of our customers, employees, and partners and other third parties with respect to our business. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data, could require significant capital investments to remediate and could adversely affect our business, financial condition and results of operations.

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

On December 22, 2017, the U.S. President signed into law new legislation, known as the Tax Cuts & Jobs Act, that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Many aspects of the new federal tax law are unclear and may not be clarified for some time. We have estimated the impact of the Tax Cuts & Jobs Act by incorporating assumptions made based upon our current interpretation and analysis to date of the law. The actual impact of the Tax Cuts & Jobs Act may differ from our estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the new legislation. Notwithstanding the reduction in the corporate income tax rate, it is possible that the Tax Cuts & Jobs Act, or regulations or interpretations under it, could adversely affect our business and financial condition, and such effect could be material. In addition, it is uncertain if and to what extent various U.S. states will conform to the newly enacted federal tax law.

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

•	government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	negative publicity about us or the pharmaceutical industry;
•	cybersecurity incidents experienced by us or others in our industry;
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
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

*Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. The 2018 Notes are currently convertible and the 2020 Notes and 2024 Notes may in the future become convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 3, 2018	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)