Form 10-Q
period 2018-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2018-10-26
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,062,106 shares of common stock, par value $0.001, outstanding as of October 19, 2018.

BIOMARIN PHARMACEUTICAL INC.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.

BioMarin®, Brineura®, Firdapse®, Kuvan®, Naglazyme®, Palynziq® and Vimizim® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$882,184	$598,028
Short-term investments	561,192	797,940
Accounts receivable, net	384,343	261,365
Inventory	508,482	475,775
Other current assets	71,652	74,036
Total current assets	2,407,853	2,207,144
Noncurrent assets:
Long-term investments	204,883	385,785
Property, plant and equipment, net	924,033	896,700
Intangible assets, net	494,687	517,510
Goodwill	197,039	197,039
Deferred tax assets	429,194	399,095
Other assets	37,565	29,852
Total assets	$4,695,254	$4,633,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$378,226	$401,921
Short-term convertible debt, net	374,230	360,949
Short-term contingent acquisition consideration	86,204	53,648
Total current liabilities	838,660	816,518
Noncurrent liabilities:
Long-term convertible debt, net	826,119	813,521
Long-term contingent acquisition consideration	58,160	135,318
Other long-term liabilities	57,370	59,105
Total liabilities	1,780,309	1,824,462
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 177,902,788 and 175,843,749 shares issued and outstanding, respectively.	178	176
Additional paid-in capital	4,620,817	4,483,220
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(13,415)	(14,224)
Accumulated other comprehensive loss	(2,160)	(22,961)
Accumulated deficit	(1,690,475)	(1,637,548)
Total stockholders’ equity	2,914,945	2,808,663
Total liabilities and stockholders’ equity	$4,695,254	$4,633,125
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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2018 and 2017

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Net product revenues	$386,320	$298,752	$1,123,205	$916,868
Royalty and other revenues	5,386	35,396	14,793	38,473
Total revenues	391,706	334,148	1,137,998	955,341
OPERATING EXPENSES:
Cost of sales	78,893	59,480	240,245	165,791
Research and development	161,408	154,103	520,938	442,145
Selling, general and administrative	148,566	130,532	440,182	394,056
Intangible asset amortization and contingent consideration	18,580	3,760	42,009	26,096
Gain on sale of intangible assets	—	—	(20,000)	—
Total operating expenses	407,447	347,875	1,223,374	1,028,088
LOSS FROM OPERATIONS	(15,741)	(13,727)	(85,376)	(72,747)

Equity in the loss of BioMarin/Genzyme LLC	(468)	(253)	(507)	(996)
Interest income	6,338	3,976	17,141	10,031
Interest expense	(12,131)	(10,884)	(35,918)	(31,043)
Other income, net	2,589	267	5,266	4,282
LOSS BEFORE INCOME TAXES	(19,413)	(20,621)	(99,394)	(90,473)
Benefit from income taxes	(6,793)	(8,094)	(25,833)	(24,823)
NET LOSS	$(12,620)	$(12,527)	$(73,561)	$(65,650)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.42)	$(0.38)
Weighted average common shares outstanding, basic and diluted	177,481	175,103	176,767	174,071

COMPREHENSIVE LOSS	$(13,651)	$(19,303)	$(52,174)	$(99,900)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018

(In thousands)

(Unaudited)

				Company	Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-in	Stock Held	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	by the NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	175,844	$176	$4,483,220	$(14,224)	$(22,961)	$(1,637,548)	$2,808,663
Impact of change in accounting principle - ASC 606	—	—	—	—	—	20,048	20,048
Impact of change in accounting principle - ASU 2018-02	—	—	—	—	(586)	586	—
Adjusted balance at January 1, 2018	175,844	$176	$4,483,220	$(14,224)	$(23,547)	$(1,616,914)	$2,828,711
Net loss	—	—	—	—	—	(73,561)	(73,561)
Other comprehensive income	—	—	—	—	21,387	—	21,387
Issuances under equity incentive plans, net of tax	2,059	2	21,461	—	—	—	21,463
Common stock held by the NQDC	—	—	—	809	—	—	809
Stock-based compensation	—	—	116,136	—	—	—	116,136
Balance at September 30, 2018	177,903	$178	$4,620,817	$(13,415)	$(2,160)	$(1,690,475)	$2,914,945

.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,561)	$(65,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,955	59,197
Non-cash interest expense	26,099	23,792
Accretion of discount on investments	769	2,162
Stock-based compensation	112,261	106,678
Gain on sale of intangible assets	(20,000)	—
Gain on the sale of equity investments	—	(3,252)
Deferred income taxes	(32,735)	(36,150)
Unrealized foreign exchange gain	(11,997)	4,348
Non-cash changes in the fair value of contingent acquisition consideration	12,836	3,382
Other	(459)	4,657
Changes in operating assets and liabilities:
Accounts receivable, net	(95,884)	(21,598)
Inventory	(10,232)	(80,885)
Other current assets	4,276	(20,787)
Other assets	(3,148)	(1,030)
Accounts payable and accrued liabilities	(12,090)	(1,732)
Other long-term liabilities	3,744	3,497
Net cash used in operating activities	(29,166)	(23,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(102,541)	(159,329)
Maturities and sales of investments	857,063	325,678
Purchases of available-for-sale securities	(439,198)	(609,794)
Proceeds from sale of intangible asset	20,000	—
Other	(10)	(1,560)
Net cash provided by (used in) investing activities	335,314	(445,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	55,643	46,119
Taxes paid related to net share settlement of equity awards	(34,180)	(31,863)
Proceeds from convertible senior subordinated note offering, net	—	481,713
Payment of contingent acquisition consideration	(43,108)	(1,894)
Other	—	(26)
Net cash (used in) provided by financing activities	(21,645)	494,049
Effect of exchange rate changes on cash	(347)	(2,604)
NET INCREASE IN CASH AND CASH EQUIVALENTS	284,156	23,069
Cash and cash equivalents:
Beginning of period	$598,028	$408,330
End of period	$882,184	$431,399
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$15,791	$21,744
Cash paid for interest, net of interest capitalized into fixed assets	7,521	4,287
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(7,678)	$(25,047)
Conversion of convertible debt	—	22,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS

BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of several commercial therapies and multiple clinical and pre-clinical product candidates. Palynziq (formerly known as pegvaliase) was granted marketing approval in the United States (U.S.) on May 24, 2018.

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

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method as discussed in Note 3 - Significant Accounting Policies. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated Deficit. The comparative information for the periods prior to 2018 has not been restated and continue to be reported under the accounting standards in effect for those periods.

U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other period.

Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q, and has concluded that, except for the maturity and settlement of our convertible debt and execution of a new credit facility, as discussed in Note 10 – Debt, there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

(3) SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies disclosed in Note 3 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Net Product Revenues

In the U.S., the Company’s commercial products are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain qualified pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS). Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis in the Company’s Condensed Consolidated Statements of Comprehensive Loss, in that taxes billed to customers are not included as a component of Net Product Revenues.

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

Under ASC 606, the Company recognizes its best estimate of the entire revenue that it expects to receive when the product is released and control is transferred to Genzyme. The Company records Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such difference to be material. If actual results in the future vary from the Company’s estimates, the Company will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known. The adoption of ASC 606 did not have an impact on the timing or amount of revenues from other sources.

Revenue Reserves

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from government rebates, sales returns, and other incentives that are offered within contracts between the Company and its customers, such as specialty pharmacies, hospitals, authorized distributors and government purchasers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such difference to be material. If actual results in the future vary from the Company’s estimates, the Company will adjust its estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Other Incentives: Other incentives include fees paid to the Company’s distributors, discounts for prompt payment and the estimated costs of the Company’s patient co-payment assistance programs. Beginning in 2018, the Company also offers a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. who are on Brineura, Kuvan or Palynziq therapy. The branded co-pay assistance programs assist commercially insured patients who have coverage for Brineura, Kuvan or Palynziq and are intended to reduce each participating patient’s portion of the financial responsibility for Brineura’s, Kuvan’s or Palynziq’s purchase price up to a specified dollar amount of assistance. The Company records fees paid to distributors, cash discounts and amounts paid under the branded specific co-pay assistance program for each patient as a reduction of revenue.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described below, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that the Company believes are of significance or potential significance to the Company.

Accounting Pronouncements Not Yet Adopted

Effective January 1, 2019, the Company will adopt the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842). The amended guidance requires balance sheet recognition of lease right-of-use (ROU) assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. ASC Topic 842 is effective for the Company’s fiscal year beginning January 1, 2019. Early adoption is permitted, but the Company has not made the election to do so. The Company plans to adopt ASC Topic 842 using the modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019.

As of September 30, 2018, the Company’s task force formed in connection with the adoption of ASU 2016-02 was in the process of analyzing the Company’s lease contracts and the potential impact the standard may have on its Condensed Consolidated Financial Statements and related disclosures. Concurrently, management continues to assess the required changes to the Company’s accounting policies, systems and internal control over financial reporting. Based on management’s preliminary analysis, the Company

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

anticipates the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets, however it is not anticipated to have a material impact on the Company’s other Condensed Consolidated Financial Statements.

Accounting Pronouncements Adopted

Effective January 1, 2018, the Company adopted ASC 606, which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on a modified retrospective basis through a cumulative adjustment to Accumulated Deficit. See Note 3 – Significant Accounting Policies and Note 15 – Revenue, Credit Concentrations and Geographic Information for additional disclosures related to the adoption of ASC 606.

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

The impact of adoption on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606
Net product revenues	$386,320	$(1,515)	$384,805
Benefit from income taxes	$(6,793)	$(347)	$(7,140)
Net loss	$(12,620)	$(1,168)	$(13,788)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30, 2018
			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606
Net product revenues	$1,123,205	$(28,229)	$1,094,976
Benefit from income taxes	$(25,833)	$(6,473)	$(32,306)
Net loss	$(73,561)	$(21,756)	$(95,317)
(1)

The adoption of ASC 606 resulted in additional revenues recognized in the first nine months of 2018, which in turn generated additional deferred tax liabilities that reduced the Company’s benefit from income taxes. The benefit from income taxes amount has been calculated using the Company’s estimated statutory rate.

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 was as follows:

			Balance without
			Adoption of
	As Reported	Adjustments (1)	ASC 606
Net loss	$(73,561)	$(21,756)	$(95,317)
Deferred income taxes	$(32,735)	$(6,473)	$(39,208)
Changes in operating assets and liabilities:
Accounts receivable, net	$(95,884)	$28,229	$(67,655)
Net cash used in operating activities	$(29,166)	$—	$(29,166)
(1)

The adoption of ASC 606 resulted in decreased Net Loss and increased Accounts Receivable, Net due to additional revenues recognized in the first nine months of 2018, which in turn generated additional deferred tax liabilities that reduced net Deferred Tax Assets. The amount of deferred income taxes has been calculated using the Company’s estimated statutory rate.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments allow a reclassification from Accumulated Other Comprehensive Loss (AOCI) to Accumulated Deficit for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-02 using the modified retrospective approach on an aggregate portfolio basis on January 1, 2018. As a result of adoption ASU 2018-02, the Company reclassified $0.6 million from AOCI to Accumulated Deficit in the first quarter of 2018.

(5) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Stock Purchase Plan (ESPP), unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

The table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands of common shares):

	Three and Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	7,517	8,328
Common stock issuable under the 2018 Notes	3,983	3,983
Common stock issuable under the 2020 Notes	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	3,970
Unvested restricted stock units	3,411	2,923
Common stock potentially issuable for ESPP purchases	407	365
Common stock held by the NQDC	208	224
Total number of potentially issuable shares	23,479	23,776

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

In connection with the issuance of the Company’s 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and the Company’s 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes), the Company entered into capped call transactions with respect to 50% of the principal amount of the 2018 Notes and 50% of the principal amount of the 2020 Notes with certain hedge counterparties with conversion price of $94.15 per share. Although the Company’s stock price on September 30, 2018 exceeded the conversion price, the potential effect of the capped call transactions and potential shares issuable under the 2018 Notes and the 2020 Notes were excluded from the calculation of diluted loss per share in the three and nine months ended September 30, 2018 as they were anti-dilutive using the if-converted method. The potential effect of the capped call transactions with respect to the 2018 Notes and the 2020 Notes was excluded from the diluted net loss per share in the three and nine months ended September 30, 2017 as the Company’s closing stock price on September 30, 2017 did not exceed the conversion price.

(6) FINANCIAL INSTRUMENTS

All marketable securities were classified as available-for-sale at September 30, 2018 and December 31, 2017.

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2018 and December 31, 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$208,562	$—	$—	$208,562	$208,562	$—	$—

Level 2:
Money market instruments	657,334	—	—	657,334	657,334	—	—
Corporate debt securities	506,054	133	(2,498)	503,689	—	350,109	153,580
Commercial paper	70,784	—	—	70,784	16,288	54,496	—
U.S. government agency securities	201,706	—	(1,087)	200,619	—	149,512	51,107
Foreign and other	7,126	146	(1)	7,271	—	7,075	196
Subtotal	1,443,004	279	(3,586)	1,439,697	673,622	561,192	204,883

Total	$1,651,566	$279	$(3,586)	$1,648,259	$882,184	$561,192	$204,883

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$340,253	$—	$—	$340,253	$340,253	$—	$—

Level 2:
Money market instruments	215,441	—	—	215,441	215,441	—	—
Corporate debt securities	707,652	150	(2,553)	705,249	3,096	406,188	295,965
Commercial paper	24,566	—	—	24,566	2,751	21,815	—
U.S. government agency securities	472,593	—	(1,975)	470,618	35,497	345,501	89,620
Foreign and other	25,540	150	(64)	25,626	990	24,436	200
Subtotal	1,445,792	300	(4,592)	1,441,500	257,775	797,940	385,785

Total	$1,786,045	$300	$(4,592)	$1,781,753	$598,028	$797,940	$385,785

(1)The Company’s short-term marketable securities mature in one year or less.

(2) The Company’s long-term marketable securities mature between one and five years.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The Company’s cash equivalents and marketable securities are classified within Level 2 in the fair value hierarchy because they are valued using third-party pricing sources and remeasured on a recurring basis. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 12 – Fair Value Measurements for additional information related to the Company’s fair value measurements.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2018, the Company’s investments in an unrealized loss position were not significant and were considered to be temporary in nature. The Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment is deemed to have occurred.

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets	$303,298	$303,298
Indefinite-lived intangible assets	326,359	326,359
Gross intangible assets:	629,657	629,657
Less: Accumulated amortization	(134,970)	(112,147)
Net carrying value	$494,687	$517,510

Indefinite-Lived Intangible Assets

Intangible assets related to in-process research and development assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts. During the three and nine months ended September 30, 2018, no amounts have been reclassified to definite-lived and no impairment charges were recorded.

During the second quarter of 2018, the Company received $20.0 million due to the achievement by a third party of regulatory milestones related to a previously sold intangible asset, which the Company recorded as a gain on the sale in the Condensed Consolidated Statements of Comprehensive Loss.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2018	2017
Building and improvements	$686,939	$663,347
Manufacturing and laboratory equipment	333,756	294,521
Computer hardware and software	154,632	144,268
Leasehold improvements	44,086	42,572
Furniture and equipment	32,215	31,515
Land improvements	6,535	5,331
Land	74,185	62,369
Construction-in-progress	52,684	59,511
	1,385,032	1,303,434
Accumulated depreciation	(460,999)	(406,734)
Total property, plant and equipment, net	$924,033	$896,700

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Ireland.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Depreciation expense for the three and nine months ended September 30, 2018 was $26.6 million and $66.7 million, respectively, of which $8.1 million and $18.6 million, respectively, was capitalized into inventory. Depreciation expense for the three and nine months ended September 30, 2017 was $19.4 million and $54.8 million, respectively, of which $6.1 million and $17.9 million, respectively, was capitalized into inventory. Capitalized interest related to the Company’s property, plant and equipment purchases for each of the three and nine months ended September 30, 2018 and 2017 was insignificant.

(9) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$49,428	$49,877
Work-in-process	248,151	234,674
Finished goods	210,903	191,224
Total inventory	$508,482	$475,775

Accounts Payable and Accrued Liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable and accrued operating expenses	$177,396	$166,616
Accrued compensation expense	114,536	140,781
Accrued rebates payable	42,354	36,472
Accrued royalties payable	19,255	18,820
Value added taxes payable	8,612	9,740
Forward foreign currency exchange contracts	6,438	14,464
Accrued income taxes	—	5,528
Other	9,635	9,500
Total accounts payable and accrued liabilities	$378,226	$401,921

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(10) DEBT

Convertible Notes

As of September 30, 2018, the Company had outstanding fixed-rate notes with varying maturities for an aggregate principal amount of $1.2 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, quarterly. The following table summarizes information regarding the Company’s convertible debt:

	September 30,	December 31,
	2018	2017
0.75% senior subordinated convertible notes due October 2018 (the 2018 Notes)	$374,980	$374,980
Unamortized discount	(669)	(12,488)
Unamortized deferred offering costs	(81)	(1,543)
Convertible Notes due in 2018, net	374,230	360,949

1.50% senior subordinated convertible notes due in October 2020	374,993	374,993
Unamortized discount	(30,080)	(40,287)
Unamortized deferred offering costs	(2,659)	(3,631)
Convertible Notes due in 2020, net	342,254	331,075

0.599% senior subordinated convertible notes due in August 2024	495,000	495,000
Unamortized discount	(8,299)	(9,355)
Unamortized deferred offering costs	(2,836)	(3,199)
Convertible Notes due in 2024, net	483,865	482,446

Total convertible debt, net	$1,200,349	$1,174,470

Fair value of fixed rate convertible debt
Convertible Notes due October 2018 (1)	$387,459	$403,955
Convertible Notes due in October 2020 (1)	447,577	446,470
Convertible Notes due in August 2024 (1)	521,953	493,894
Total	$1,356,989	$1,344,319
(1)

The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Coupon interest expense	$3,331	$2,692	$9,819	$7,250
Amortization of debt issuance costs	1,008	1,138	3,018	2,910
Accretion of discount on convertible notes	7,792	7,054	23,081	20,883
Total interest expense on convertible debt	$12,131	$10,884	$35,918	$31,043

See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to the Company’s convertible debt.

The Company’s 2018 Notes matured on October 15, 2018, subsequent to quarter-end. Substantially all holders of the 2018 Notes converted at maturity and the 2018 Notes were settled with a combination of cash and shares of the Company’s common stock, consisting of approximately $375.0 million in cash and 190,220 in shares. The shares issued represented the value of the 2018 Notes in excess of the conversion price of $94.15, as measured over a 25-day averaging period. The cash payment was comprised of the principal, the value of fractional shares and the value of unconverted 2018 Notes. Subsequent to quarter-end and pursuant to a capped call transaction, which was entered into concurrently with the issuance of the 2018 Notes, the Company received from the capped call counterparties 95,127 shares of the Company’s common stock, which were accounted for as treasury shares and subsequently retired. The Company incurred no gain or loss upon the extinguishment of the 2018 Notes.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Revolving Credit Facilities

In November 2016, the Company entered into a senior unsecured revolving credit facility (the 2016 Credit Facility) that provided revolving credit of up to $100.0 million in revolving loans, a $10.0 million letter of credit subfacility and a $15.0 million swingline loan subfacility. The maturity date of the 2016 Credit Facility would have occurred on November 29, 2018, but the Company terminated the 2016 Credit Facility before maturity as described below. As of September 30, 2018 and December 31, 2017, there were no outstanding amounts due on nor any usage of the 2016 Credit Facility. As of September 30, 2018, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

On October 19, 2018, subsequent to quarter end, the Company entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility) and terminated the 2016 Credit Facility. The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The Company incurred no gain or loss upon the termination of the 2016 Credit facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement.

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

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of September 30, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Canadian Dollars – Sell	6	7.5	Oct. 2018 - Dec. 2018
Colombian Pesos – Sell	3	26,000.0	Oct. 2018 - Dec. 2018
Euros – Purchase	112	135.9	Oct. 2018 - Sep. 2021
Euros – Sell	401	498.5	Oct. 2018 - Sep. 2021
Total	522

The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through June 2021. Over the next twelve months, the Company expects to reclassify unrealized losses of $1.1 million from Accumulated Other Comprehensive Loss to earnings as the forecasted revenue and operating expense transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of September 30, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Colombian Pesos – Sell	1	35,000.0	Oct. 2018
Euros – Purchase	3	55.5	Oct. 2018
Rubles – Sell	1	340.0	Oct. 2018
Total	5

The fair value carrying amounts of the Company’s derivative instruments, as classified within the fair value hierarchy, were as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2018		September 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$8,022	Accounts payable and accrued liabilities	$5,414
Forward foreign currency exchange contracts	Other assets	6,902	Other long-term liabilities	4,070
Total		14,924		9,484
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	—	Accounts payable and accrued liabilities	1,024
Total		—		1,024
Total value of derivative contracts		$14,924		$10,508

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$4,015	Accounts payable and accrued liabilities	$14,420
Forward foreign currency exchange contracts	Other assets	4,973	Other long-term liabilities	12,686
Total		8,988		27,106
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	675	Accounts payable and accrued liabilities	44
Total		675		44
Total value of derivative contracts		$9,663		$27,150

(1)  See Note 12 to these Condensed Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives Designated as Hedging Instruments:

Net gain (loss) recognized in accumulated other comprehensive loss (1)	$3,355	$(10,569)	$17,711	$(33,933)
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings (2)	5,523	(3,700)	(2,921)	(489)
Net gain recognized in net loss (3)	2,224	689	4,545	2,395
Derivatives Not Designated as Hedging Instruments:

Net gain (loss) recognized in net loss(4)	(381)	1,655	(3,366)	7,286
(1)	Net change in the fair value of the effective portion classified as accumulated other comprehensive loss.
(2)	Effective portion classified as Net Product Revenues and Operating expenses.
(3)	Ineffective portion and amount excluded from effectiveness testing classified as Operating expenses.
(4)	Classified as Operating expenses.

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

	Fair Value Measurements at September 30, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$426	$—	$426
Restricted investments (1)	—	11,217	—	11,217
Total other current assets	—	11,643	—	11,643
Other assets:
NQDC Plan assets	—	13,928	—	13,928
Restricted investments (1)	—	2,336	—	2,336
Strategic investments (2)	2,934	—	—	2,934
Total other assets	2,934	16,264	—	19,198
Total assets	$2,934	$27,907	$—	$30,841
Liabilities:
Current liabilities:
NQDC Plan liability	$1,219	$426	$—	$1,645
Contingent acquisition consideration	—	—	86,204	86,204
Total current liabilities	1,219	426	86,204	87,849
Other long-term liabilities:
NQDC Plan liability	$19,020	$13,928	—	32,948
Contingent acquisition consideration	—	—	58,160	58,160
Total other long-term liabilities	19,020	13,928	58,160	91,108
Total liabilities	$20,239	$14,354	$144,364	$178,957

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$967	$—	$967
Restricted investments (1)	—	15,647	—	15,647
Total other current assets	—	16,614	—	16,614
Other assets:
NQDC Plan assets	—	11,859	—	11,859
Total other assets	—	11,859	—	11,859
Total assets	$—	$28,473	$—	$28,473
Liabilities:
Current liabilities:
NQDC Plan liability	$1,356	$967	$—	$2,323
Contingent acquisition consideration	—	—	53,648	53,648
Total current liabilities	1,356	967	53,648	55,971
Other long-term liabilities:
NQDC Plan liability	18,272	11,859	—	30,131
Contingent acquisition consideration	—	—	135,318	135,318
Total other long-term liabilities	18,272	11,859	135,318	165,449
Total liabilities	$19,628	$12,826	$188,966	$221,420
(1)	The restricted investments at September 30, 2018 and December 31, 2017 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
(2)

The Company has investments in marketable equity securities measured using quoted prices in an active market that are considered strategic investments and included in other assets on the Company’s Consolidated Balance Sheets.

There were no transfers between levels during the three and nine months ended September 30, 2018.

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

Contingent acquisition consideration at December 31, 2017	$188,966
Changes in the fair value of other contingent acquisition consideration	19,293
Milestone payments to Ares Trading S.A. (Merck Serono)	(61,607)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	(2,288)
Contingent acquisition consideration at September 30, 2018	$144,364

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the applicable lease agreement. The Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation, when estimable. In subsequent periods, for each such lease, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. As of September 30, 2018 and December 31, 2017, the balance of the asset retirement obligation liability was $4.4 million and $4.2 million, respectively.

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

(13) STOCK-BASED COMPENSATION

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$3,974	$3,007	$10,360	$7,803
R&D	14,257	13,832	43,099	39,973
Selling, general and administrative	18,815	19,064	58,802	58,902
Total stock-based compensation expense	$37,046	$35,903	$112,261	$106,678

Stock-based compensation expense of $5.3 million and $14.3 million was capitalized into inventory for the three and nine months ended September 30, 2018, respectively, compared to stock-based compensation expense of $4.5 million and $12.1 million that was capitalized into inventory for the three and nine months ended September 30, 2017, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

Equity Awards with Service-Based Vesting Conditions

The assumptions used to estimate the per share fair value of stock options granted under the Company’s 2017 Equity Incentive Plan and the Company’s Amended and Restated 2006 Share Incentive Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	36.8%	38.0 – 39.7%	36.8 – 38.4%	37.6 – 39.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5.7 years	4.9 – 6.6 years	4.6 – 5.7 years	4.9 – 6.6 years
Risk-free interest rate	2.8%	1.8 – 2.1%	2.3 – 2.8%	1.8 – 2.2%

During the nine months ended September 30, 2018, the Company granted options to purchase 782,240 shares of common stock with a weighted-average fair value of $33.40 per share.

The Company did not issue any new stock purchase rights under the ESPP during the three months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company granted 1,596,820 RSUs with service-based vesting conditions with a weighted-average fair value of $84.97 per share.

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

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statement of
Details about AOCI Components	2018	2017	2018	2017	Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$5,025	$(4,643)	$(6,683)	$18	Net product revenues
Forward foreign currency exchange contracts	498	943	3,762	(507)	Operating expenses
Total gain (loss) on cash flow hedges	5,523	(3,700)	(2,921)	(489)
Gain (loss) on sale of available-for-sale debt securities	—	—	—	3,252	Other income
Income tax effect of the above	—	—	—	(1,176)	Benefit from income taxes
Total gain (loss) on available-for-sale debt securities	—	—	—	2,076
	$5,523	$(3,700)	$(2,921)	$1,587	Net loss

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Foreign Currency Items	Total
AOCI balance at June 30, 2018	$2,568	$(3,686)	$(11)	$(1,129)
Other comprehensive income before reclassifications	3,355	1,475	—	4,830
Less: net gain (loss) reclassified from AOCI	5,523	—	—	5,523
Tax effect	—	(338)	—	(338)
Net current-period other comprehensive income (loss)	(2,168)	1,137	—	(1,031)
AOCI balance at September 30, 2018	$400	$(2,549)	$(11)	$(2,160)

	Three Months Ended September 30, 2017
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Foreign Currency Items	Total
AOCI balance at June 30, 2017	$(13,569)	$(1,080)	$(9)	$(14,658)
Other comprehensive income (loss) before reclassifications	(10,569)	147	2	(10,420)
Less: gain (loss) reclassified from AOCI	(3,700)	—	—	(3,700)
Tax effect	—	(56)	—	(56)
Net current-period other comprehensive income (loss)	(6,869)	91	2	(6,776)
AOCI balance at September 30, 2017	$(20,438)	$(989)	$(7)	$(21,434)

	Nine Months Ended September 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle (1)	—	$(586)	—	$(586)
AOCI balance at January 1, 2018	$(20,232)	$(3,308)	$(7)	$(23,547)
Other comprehensive income (loss) before reclassifications	17,711	985	(4)	18,692
Less: gain (loss) reclassified from AOCI	(2,921)	—	—	(2,921)
Tax effect	—	(226)	—	(226)
Net current-period other comprehensive income (loss)	20,632	759	(4)	21,387
AOCI balance at September 30, 2018	$400	$(2,549)	$(11)	$(2,160)

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

(15) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues by geographic region:
United States	$174,722	$151,012	$528,082	$425,107
Europe	111,069	121,268	323,940	292,845
Latin America	55,322	9,546	151,955	121,581
Rest of world	50,593	52,322	134,021	115,808
Total revenues	$391,706	$334,148	$1,137,998	$955,341

The following table disaggregates total Net Product Revenues from external customers by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net product revenues by product:
Aldurazyme	$27,593	$22,341	$117,652	$61,681
Brineura	9,936	3,107	27,743	3,361
Firdapse	4,977	5,086	15,080	14,051
Kuvan	113,254	105,837	321,414	300,127
Naglazyme	103,089	72,083	269,171	238,392
Palynziq	4,129	—	4,129	—
Vimizim	123,342	90,298	368,016	299,256
Total net product revenues	$386,320	$298,752	$1,123,205	$916,868

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third-parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$146,742	$127,302	$409,294	$361,264
Europe	107,851	88,646	315,270	260,223
Latin America	55,322	9,549	151,955	121,581
Rest of world	48,812	50,914	129,034	112,119
Total net product revenue marketed by the Company	358,727	276,411	1,005,553	855,187
Aldurazyme net product revenues marketed by Genzyme	27,593	22,341	117,652	61,681
Total net product revenues	$386,320	$298,752	$1,123,205	$916,868

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	16%	20%	17%	18%
Customer B	13%	2%	6%	6%
Customer C	12%	16%	12%	14%
Customer D	10%	11%	10%	10%
Customer E	7%	8%	11%	7%
Total	58%	57%	56%	55%

On a consolidated basis, the Company’s three largest customer accounts receivable balances accounted for 29%, 13% and 13% of the September 30, 2018 total accounts receivable balance, respectively, compared to December 31, 2017, when the two largest customer accounts receivable balances accounted for 21% and 18% of the total accounts receivable balance, respectively. As of September 30, 2018 and December 31, 2017, the accounts receivable balance for Genzyme included $86.9 million and $18.1 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

Contingent Payments

As of September 30, 2018, the Company is subject to contingent payments totaling approximately $494.4 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $156.7 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $80.6 million relates to programs that are no longer being developed.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

As of September 30, 2018, the Company has recorded a total of $144.4 million of contingent acquisition consideration on its Condensed Consolidated Balances Sheet.

See Note 12 to these Condensed Consolidated Financial Statements for further information regarding the Company’s contingent acquisition consideration.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain other inventory-related items. As of September 30, 2018, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $84.0 million.

(17) BENEFIT FROM INCOME TAXES

The 2017 Tax Act, which became effective on January 1, 2018, resulted in significant changes to the U.S. corporate income tax system including a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in the Company’s foreign subsidiaries being subject to U.S. taxation in the future.

U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2018. Prior to the 2017 Tax Act, the Company’s effective tax rate was highly sensitive to minor fluctuations in U.S. forecasted income, as such, the Company computed the U.S. component of the consolidated benefit from income taxes for the three and nine months ended September 30, 2017 using an actual year-to-date tax calculation. Foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2017.

The Company included a provisional estimate of the impact of the 2017 Tax Act in its 2017 tax provision in accordance with its interpretation of the 2017 Tax Act and Staff Accounting Bulletin 118. During the first quarter of 2018, the Company refined its estimates for certain provisional amounts and recorded a tax benefit of $4.6 million associated with the remeasurement of its deferred taxes. The Company may refine its estimates of provisional amounts as further guidance is issued from the U.S. Treasury Department, the SEC and the FASB. The Company has not yet elected an accounting method regarding whether to record deferred tax assets and liabilities for expected amounts of Global Intangible Low-Taxed Income inclusions or whether to treat such amounts as a period cost.

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

Our portfolio consists of several commercial therapies and multiple clinical and pre-clinical product candidates. A summary of our major commercial products, including key metrics as of September 30, 2018, is provided below:

Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration	U.S. Biologic Exclusivity Expiration	EU Orphan Drug Exclusivity Expiration
Aldurazyme (laronidase)	MPS I (1)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (2)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (3)	Expired	NA	2020 (3)
Naglazyme (galsulfase)	MPS VI (4)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (5)	2025	2030	NA (5)
Vimizim (elosulfase alpha)	MPS IVA (6)	2021	2026	2024
(1)	For the treatment of Mucopolysaccharidosis I (MPS I)
(2)	For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(3)

For the treatment of phenylketonuria (PKU). Kuvan has been granted orphan drug status in the European Union (EU), which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020.

(4)	For the treatment of Mucopolysaccharidosis VI (MPS VI)
(5)

For adult patients with PKU. Palynziq (formerly referred to as pegvaliase) was approved by the U.S. Food and Drug Administration (FDA) in May 2018 and our European Marketing Authorization Application (MAA) submission for Palynziq was accepted by the European Medicines Agency (EMA) in March 2018.

(6)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)

A summary of our ongoing major development programs, including key metrics as of September 30, 2018, is provided below:

	Target	U.S. Orphan	EU Orphan
Major Product Candidates in Development	Indication	Designation	Designation	Stage
Palynziq (1)	PKU	Yes	Yes	EU MAA regulatory review
Valoctocogene roxaparvovec	Hemophilia A (2)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
Tralesinidase alfa (formerly referred to as BMN 250)	MPS IIIB (3)	Yes	Yes	Clinical Phase 1/2
BMN 290	Friedreich's Ataxia	Not applicable	Not applicable	Preclinical
(1)	In May 2018, the FDA granted marketing approval for Palynziq in the U.S.
(2)	Hemophilia A is also called factor VIII deficiency or classic hemophilia.
(3)	Sanfilippo Syndrome Type B, or mucopolysaccharidosis type IIIB (MPS IIIB)

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

Product Approval

•

In May 2018, the FDA approved Palynziq, a PEGylated recombinant phenylalanine ammonia lyase enzyme product, for the treatment of adults with PKU who have inadequate blood phenylalanine control despite prior management with available treatment options including sapropterin. We have begun marketing Palynziq in the U.S. and the product was made available in the U.S. in July 2018. The EMA accepted our MAA for Palynziq in March 2018. We expect to learn the status of this MAA during the first half of 2019.

Continued Emphasis on Research and Development

•

We announced 104 weeks of clinical data in 6e13 vg/kg dose and 52 weeks of data for the 4e13 vg/kg dose from our ongoing Phase 1/2 study of valoctocogene roxaparvovec gene therapy for severe hemophilia A. We now have six clinical studies underway in our gene therapy program for the treatment of severe hemophilia A, including two global Phase 3 studies: GENEr8-1, amended to evaluate superiority compared to standard of care, and GENEr8-2; as well as the Phase 1/2 study with the 6E13kg/vg dose, which began enrolling patients in May 2018 to evaluate patients with pre-existing AAV5 antibodies.

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

•

We announced that we expect to submit an Investigational New Drug (IND) application for a gene therapy product for the treatment of PKU in 2019. We currently conducting additional pre-clinical work on BMN 290 and could potentially file an IND application in the first half of 2019 based on the outcome of those data.

•

We announced updated results from a multi-center, open-label, dose-escalation and ongoing extension study evaluating the efficacy and safety of Brineura in children with CLN2 disease, noting the new data demonstrated that treatment with Brineura resulted in less decline in motor and language function compared to historical controls. The updated results were published in the May 2018 issue of The New England Journal of Medicine. Brineura was approved in the U.S. and the EU for the treatment of CLN2 in mid-2017.

Financial Highlights

Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$391.7	$334.1	$1,138.0	$955.3
Cost of sales	78.9	59.5	240.2	165.8
Research and development (R&D) expense	161.4	154.1	520.9	442.1
Selling, general and administrative (SG&A) expense	148.6	130.5	440.2	394.1
Gain on sale of intangible assets	-	—	(20.0)	—
Total operating expenses	407.4	347.9	1,223.4	1,028.1
Net loss	(12.6)	(12.5)	(73.6)	(65.7)

The increase in net loss for the three months ended September 30, 2018 was primarily attributed to the following:

•	increased R&D expense for the expansion of our clinical programs related to vosoritide and valoctocogene roxaparvovec; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

•

increased SG&A expense in support of the Palynziq U.S. commercial launch and European pre-launch activities, the continued commercial expansion of Kuvan, patient advocacy activities related to our valoctocogene roxaparvovec product candidate and the continued commercial expansion of Brineura; partially offset by

•	increased gross profit primarily driven by increased net product revenues across all of our commercial products other than Firdapse.

The increase in net loss for the nine months ended September 30, 2018 was primarily attributed to the following:

•	increased R&D expense for the manufacture of tralesinidase alfa product for clinical use and expansion of our clinical programs related to valoctocogene roxaparvovec and vosoritide; and
•

increased SG&A expense primarily due to Palynziq U.S. commercial launch and European pre-launch activities, continued commercial expansion of Brineura, and valoctocogene roxaparvovec pre-launch activities; partially offset by

•	higher gross profit primarily driven by increased product sales across all of our commercial products; and
•	a $20.0 million gain on the sale of intangible assets triggered by the achievement of regulatory milestones by a third party.

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

Our cash, cash equivalents and investments totaled approximately $1.6 billion as of September 30, 2018, compared to $1.8 billion as of December 31, 2017. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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

Except as described in Note 3 to our accompanying Condensed Consolidated Financial Statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Results of Operations

Total Revenues

Net product revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Aldurazyme	$27.6	$22.4	$5.2	$117.7	$61.7	$56.0
Brineura	9.9	3.1	6.8	27.7	3.4	24.3
Firdapse	5.0	5.1	(0.1)	15.1	14.0	1.1
Kuvan	113.3	105.8	7.5	321.4	300.1	21.3
Naglazyme	103.1	72.1	31.0	269.2	238.4	30.8
Palynziq	4.1	—	4.1	4.1	—	4.1
Vimizim	123.3	90.3	33.0	368.0	299.3	68.7
Total net product revenues	$386.3	$298.8	$87.5	$1,123.2	$916.9	$206.3

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

The following is additional discussion of our Net Product Revenue results for our major products:

•

Aldurazyme: Aldurazyme net product revenues for the three months ended September 30, 2018 compared to 2017 increased primarily due to an increase in volume. The increase in Aldurazyme net product revenues for the nine months ended September 30, 2018 compared to 2017 is attributed to an increase in volume and the adoption of ASC 606, which contributed $28.2 million to the increase as we now recognize the estimated variable consideration that we expect to receive when the product is sold through by Genzyme at the time our performance obligation is met. Our performance obligation is met when the product is delivered and the required quality certification documentation is issued. We believe any differences between the estimated variable consideration to be received from Genzyme and actual payments will be insignificant. Prior to the adoption of ASC 606, we recognized product transfer revenues, representing the fixed amount per unit of Aldurazyme that Genzyme is required to pay us if they do not sell the product, at the time of fulfillment of Genzyme purchase orders. Product transfer revenue was subsequently deducted from the calculated variable consideration recognized when the product was sold by Genzyme to third parties. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in U.S. Dollar (USD).

•

Brineura: The increase in Brineura net product revenues for the three and nine months ended September 30, 2018 compared to 2017 was primarily attributable to new patients initiating therapy as the product was launched in mid-2017.

•

Kuvan: The increase in Kuvan net product revenues for the three and nine months ended September 30, 2018 compared to 2017 was primarily attributable to an increase in patients initiating therapy in North America.

•

Naglazyme: The increase in Naglazyme net product revenues for the three months ended September 30, 2018 was primarily due to the impact of government ordering patterns from certain countries and new patients initiating therapy in Europe. The increase for the nine months ended September 30, 2018 was primarily attributable to an increase in patients in Europe.

•

Palynziq: The increase in Palynziq net product revenues for both the three and nine months ended September 30, 2018 compared to 2017 was primarily attributable to the conversion of clinical patients in the U.S. in the third quarter of 2018.

•

Vimizim: The increase in Vimizim net product revenues for the three and nine months ended September 30, 2018 compared to 2017 was primarily attributed to the impact of government ordering patterns from certain countries and an increase in new patients initiating therapy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Sales denominated in USD	$243.3	$178.4	$64.9	$698.6	$544.9	$153.7
Sales denominated in foreign currencies	143.0	120.4	22.6	424.6	372.0	52.6
Total net product revenues	$386.3	$298.8	$87.5	$1,123.2	$916.9	$206.3

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended September 30, 2018 was negative by $10.2 million, which was driven by the Brazilian Real. The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the nine months ended September 30, 2018 was positive by $2.6 million, which was primarily driven by the Euro, partially offset by the Brazilian Real. The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD was positive by $0.2 million and $1.6 million during the three and nine months ended September 30, 2017, respectively.

Royalty and Other Revenues for the three and nine months ended September 30, 2017 included recognition of a $31.5 million net upfront license revenue from Sarepta Therapeutics (Sarepta). We expect to continue to earn royalties based on Sarepta’s net sales in future quarters.

Cost of Sales and Product Gross Margin

Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products.

The following table summarizes our cost of goods sold and product gross margin:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Total net product revenues	$386.3	$298.8	$87.5	$1,123.2	$916.9	$206.3
Cost of sales	78.9	59.5	19.4	240.2	165.8	74.4
Product gross margin	80%	80%	0.0%	79%	82%	(3.0)%

Our Cost of Sales increased for the three months ended September 30, 2018 compared to 2017 primarily due to higher Naglazyme and Vimizim product sales, while gross margin was flat. Cost of Sales increased and gross margin decreased for the nine months ended September 30, 2018 compared to 2017 primarily due to higher volume of Aldurazyme and Vimizim product sales and increased Vimizim manufacturing costs. Adopting ASC 606 also decreased gross margin, as we now recognize the full amount of expected Aldurazyme revenue in the same period as related costs. We expect total product gross margin to remain near 80 percent over the next 12 months.

Research and Development

R&D expense includes costs associated with the research and development of product candidates and post-marketing research commitments related to our approved products. R&D expense primarily includes costs for preclinical and clinical studies, costs to manufacture our product candidates and related personnel, facility and regulatory costs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

R&D expense increased to $161.4 million for the three months ended September 30, 2018 from $154.1 million for the three months ended September 30, 2017. R&D expense increased to $520.9 million for the nine months ended September 30, 2018 from $442.1 million for the nine months ended September 30, 2017. R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Palynziq	$20.3	$28.7	$(8.4)	$77.2	$85.1	$(7.9)
Valoctocogene roxaparvovec	35.7	29.7	6.0	107.9	83.6	24.3
Vosoritide	19.4	13.3	6.1	59.8	39.2	20.6
Tralesinidase alfa	14.3	17.0	(2.7)	68.6	37.9	30.7
Brineura	10.7	10.8	(0.1)	34.9	39.5	(4.6)
Other approved products	16.1	17.4	(1.3)	51.7	54.7	(3.0)
Early stage programs	16.7	16.3	0.4	49.3	47.7	1.6
Other and non-allocated	28.2	20.9	7.3	71.5	54.4	17.1
Total	$161.4	$154.1	$7.3	$520.9	$442.1	$78.8

The increase in R&D expense was primarily a result of the following:

•	an increase in costs in the three and nine months ended September 30, 2018 for clinical studies related to valoctocogene roxaparvovec and vosoritide product candidates;
•	an increase in costs in the nine months ended September 30, 2018 for manufacturing of our tralesinidase alfa clinical product; and
•

an increase in costs in the three and nine months ended September 30, 2018 related to other and non-allocated R&D expenses primarily related to preclinical activity for programs recently announced, such as the PKU gene therapy candidate; partially offset by

•	a decrease in costs in the three and nine months ended September 30, 2018 related to Palynziq, for which capitalization of manufacturing costs began in the second quarter of 2018; and
•	a decrease in costs for the nine months ended September 30, 2018 related to Brineura, which was primarily due to a decrease in manufacturing costs for clinical product.

For the remainder of 2018, we expect our R&D spending to increase over 2017 levels due to our valoctocogene roxaparvovec, vosoritide, tralesinidase alfa and BMN 290 programs progressing in their development. We also expect increased spending on pre-clinical activities for our early stage programs and we expect to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products.

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

Selling, General and Administrative

SG&A expense increased to $148.6 million for the three months ended September 30, 2018 from $130.5 million for the three months ended September 30, 2017. SG&A expense increased to $440.2 million for the nine months ended September 30, 2018 from $394.1 million for the nine months ended September 30, 2017. The increase in SG&A expense was primarily a result of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Selling & Marketing expense	$81.2	$67.0	$14.2	$238.4	$201.9	$36.5
General & Administrative expense	67.4	63.5	3.9	201.8	192.2	9.6
Total SG&A expense	$148.6	$130.5	$18.1	$440.2	$394.1	$46.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

	Three Months Ended September 30,			Nine Months Ended September 30,
Selling & Marketing expense by product	2018	2017	Change	2018	2017	Change
Brineura	$10.7	$8.3	$2.4	$31.8	$20.7	$11.1
Palynziq	8.2	2.8	5.4	20.6	5.1	15.5
Other approved products	50.7	50.8	(0.1)	156.7	156.9	(0.2)
Other and not allocated	11.6	5.1	6.5	29.3	19.2	10.1
Total Selling & Marketing expense	$81.2	$67.0	$14.2	$238.4	$201.9	$36.5

The increase in Selling & Marketing expense was primarily a result of the following:

•	the Palynziq U.S. commercial launch and European pre-launch activities;
•	the continued expansion of marketing activities related to Brineura; and
•	pre-launch activities, including patient advocacy programs, related to our valoctocogene roxaparvovec product candidate.

The increase in General & Administrative expense was primarily due to increased personnel-related costs mainly due to increased headcount.

We expect SG&A expense to increase in future periods as a result of the continued U.S. commercial launch of Palynziq, pre-commercialization efforts related to product candidates, and the continued international expansion of Vimizim and the PKU franchise.

Intangible Asset Amortization and Contingent Consideration

Changes in the fair value of contingent acquisition consideration result from updates to the estimated probability of achievement or assumed timing of milestones and adjustments to the discount periods and rates. Intangible Asset Amortization and Contingent Consideration expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Changes in the fair value of contingent acquisition consideration	$11.0	$(3.8)	$14.8	$19.3	$3.4	$15.9
Amortization of intangible assets	7.6	7.6	—	22.7	22.7	—
Total intangible asset amortization and contingent consideration	$18.6	$3.8	$14.8	$42.0	$26.1	$15.9

The changes in the fair value of the contingent acquisition consideration were attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs, which primarily related to our Palynziq program to support the filing and progress toward approval of the European MAA, as well as the passage of time.

Gain on Sale of Intangible Assets

We recognized a gain of $20.0 million in the nine months ended September 30, 2018 due to a third party’s achievement of regulatory milestones related to a previously sold intangible asset. See Note 7 to the accompanying Condensed Consolidated Financial Statements for additional information.

Interest Income

We invest our cash and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest Income totaled $6.3 million and $17.1 million for the three and nine months ended September 30, 2018, respectively, compared to $4.0 million and $10.0 million for the three and nine months ended September 30, 2017, respectively. The increase in Interest Income during the three and nine months ended September 30, 2018 compared to 2017 was primarily due to higher investment balances during the period and higher average interest rate on investments. We expect Interest Income to decrease moderately over the next 12 months due to the maturity of our 0.75% senior subordinated convertible notes, which matured on October 15, 2018 (the 2018 Notes).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Coupon interest expense	$3.3	$2.7	$0.6	$9.8	$7.2	$2.6
Amortization of issuance costs	1.0	1.1	(0.1)	3.0	2.9	0.1
Accretion of discount on convertible notes	7.8	7.1	0.7	23.1	20.9	2.2
Total interest expense	$12.1	$10.9	$1.2	$35.9	$31.0	$4.9

The increase in Interest Expense for the three and nine months ended September 30, 2018 compared to 2017 was primarily due to the issuance of the 2024 Notes in August 2017. We expect Interest Expense to decrease moderately over the next 12 months due to the maturity of the 2018 Notes. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Benefit from Income Taxes

For the three and nine months ended September 30, 2018, we recognized a benefit from income taxes of $6.8 million and $25.8  million, respectively, compared to the three and nine months ended September 30, 2017 when we recognized a benefit from income taxes of $8.1 million and $24.8 million, respectively. U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2018. Prior to the Tax Cuts and Jobs Act of 2017, we computed the U.S. component of the consolidated benefit from income taxes using an actual year-to-date tax calculation because our effective tax rate was highly sensitive to minor fluctuations in U.S. forecasted income. Foreign tax expense for the three and nine months ended September 30, 2017 was computed using a forecasted annual effective tax rate.

The Benefit from Income Taxes for all periods presented also consisted of state, federal and foreign current tax expense, offset by deferred tax benefits from federal orphan drug and R&D credits and the tax benefit for stock options exercised during these periods, which resulted in a net tax benefit in all periods presented. Additionally, the nine months ended September 30, 2018 included the tax benefit of $4.6 million associated with the remeasurement of deferred taxes resulting from the refinement of certain provisional amounts included in our 2017 tax provision. See Note 17 to the accompanying Condensed Consolidated Financial Statements for additional discussion.

See Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion of the components of our benefit from income taxes.

Financial Position, Liquidity and Capital Resources

As of September 30, 2018, we had approximately $1.6 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. Currently, we are not subject to the repatriation tax on foreign earnings due to the net deficit in these foreign jurisdictions. As of September 30, 2018, $133.8 million of our $1.6 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Our liquidity and capital resources as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017	Change
Cash and cash equivalents	$882.2	$598.0	$284.2
Short-term investments	561.2	797.9	(236.7)
Long-term investments	204.9	385.8	(180.9)
Cash, cash equivalents and investments	$1,648.3	$1,781.7	$(133.4)

Convertible debt	$1,200.3	$1,174.5	$25.8

Our cash flows for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	2018	2017	Change
Cash and cash equivalents at the beginning of the period	$598.0	$408.3	$189.7
Net cash used in operating activities	(29.2)	(23.4)	(5.8)
Net cash provided by (used in) investing activities	335.3	(445.0)	780.3
Net cash (used in) provided by financing activities	(21.6)	494.0	(515.6)
Foreign exchange impact	(0.3)	(2.5)	2.2
Cash and cash equivalents at the end of the period	$882.2	$431.4	$450.8
Short-term and long-term investments	766.1	1,242.0	(475.9)
Cash, cash equivalents and investments	$1,648.3	$1,673.4	$(25.1)

Cash Used in Operating Activities

Cash used in operating activities increased by $5.8 million to $29.2 million in the nine months ended September 30, 2018, compared to $23.4 million in the nine months ended September 30, 2017. The increase is primarily attributed to the timing of cash receipts from customers, payments to vendors and higher inventory levels.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $780.3 million to $335.3 million in the nine months ended September 30, 2018 from cash used in investing activities of $445.0 million during the nine months ended September 30, 2017. The increase in net cash provided by investing activities during the nine months ended September 30, 2018 was primarily attributable to a $702.0 million increase in net maturities of available-for-sale debt securities, a $56.8 million decrease in capital purchases and the receipt of $20.0 million in milestone payments related to a previously sold intangible asset. While we had net cash provided by investing activities in the nine months ended September 30, 2018, we have made and expect to continue to make significant capital investments in our manufacturing facilities to facilitate planned product line expansion and our corporate headquarters to accommodate anticipated headcount growth.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities increased by $515.6 million to $21.6 million used in the nine months ended September 30, 2018 from cash provided by financing activities of $494.0 million during the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 was primarily related to the $43.1 million payment of contingent acquisition consideration. Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to the receipt of $481.7 million in net proceeds from a convertible senior subordinated note offering. As discussed further below, subsequent to quarter-end, we repaid $375.0 million of our convertible debt balance in cash during October 2018.

Other Information

Our $1.2 billion (undiscounted) of total convertible debt as of September 30, 2018 will impact our liquidity due to the semi-annual cash interest payments. As of September 30, 2018, our indebtedness consisted primarily of the 2018 Notes, our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2018 Notes and the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2018, 2020 and 2024, respectively.

Our 2018 Notes matured on October 15, 2018, subsequent to quarter-end. Substantially all holders of the 2018 Notes converted at maturity and the 2018 Notes were settled with a combination of cash and shares of our common stock, consisting of approximately $375.0 million in cash and 190,220 in shares. The shares issued represented the value of the 2018 Notes in excess of the conversion price of $94.15, as measured over a 25-day averaging period. The cash payment was comprised of the principal, the value of fractional

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

shares and the value of unconverted 2018 Notes. Subsequent to quarter-end and pursuant to a capped call transaction, which was entered into concurrently with the issuance of the 2018 Notes, we received from the capped call counterparties 95,127 shares of our common stock, which was accounted for as treasury shares and subsequently retired. No gain or loss was incurred upon the extinguishment of the 2018 Notes. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion.

In the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes will be freely convertible on or after July 15, 2020. We intend to use the remaining balance of the net proceeds we received from the issuance of the 2024 Notes to repay, repurchase or settle in cash some or all of the 2020 Notes. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Even if holders of the 2020 Notes do not elect to convert their 2020 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such Notes as a current liability rather than long-term liability (for example, when there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital.

In November 2016, we entered into a credit agreement providing for up to $100.0 million in revolving loans (the 2016 Credit Facility), which would have matured on November 29, 2018, but we terminated the 2016 Credit Facility before maturity as described below. As of September 30, 2018, we had not drawn on the 2016 Credit Facility.

On October 19, 2018, subsequent to quarter end, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility) and terminated the 2016 Credit Facility. The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. We incurred approximately $1.0 million of issuance costs, which will be amortized to Interest expense over the term of the 2018 Credit Facility. We incurred no gain or loss upon the termination of the 2016 Credit facility. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement.

See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion about our debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. The R&D expenses of our major development programs from inception to September 30, 2018 were as follows:

Since Program
Inception
Palynziq	$600.1
Valoctocogene roxaparvovec	347.2
Vosoritide	289.5
Tralesinidase alfa	223.2
Brineura	275.1
Other approved products	1,031.5
Other and non-allocated	Not meaningful

We may need or elect to increase our spending above our current long-term plans to be able to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of our commercial products; pre-clinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.

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

Contractual and Commercial Obligations

We have contractual and commercial obligations under our convertible debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of September 30, 2018 are presented in the table below.

	Payments Due Within
				More
		>1 -3	> 3 - 5	Than 5
	2018	Years	Years	Years	Total
2018 Notes and related interest	$376.4	$—	$—	$—	$376.4
2020 Notes and related interest	2.8	386.2	—	—	389.0
2024 Notes and related interest	—	5.9	5.9	500.9	512.7
Operating leases	3.3	25.8	21.8	26.8	77.7
R&D and purchase commitments	57.4	26.6	—	—	84.0
Total	$439.9	$444.5	$27.7	$527.7	$1,439.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $494.4 million as of September 30, 2018, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $156.7 million relates to our acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Ares Trading S.A. (Merck Serono) and its affiliates and $80.6 million relates to programs that are no longer being developed.

As of September 30, 2018, we have recorded $144.4 million of total contingent acquisition consideration on our Condensed Consolidated Balance Sheets.

See Note 16 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

As of September 30, 2018, there was no outstanding balance under the 2016 Credit Facility, which has since been terminated subsequent to quarter-end. Any outstanding amounts due under the 2018 Credit Facility, executed in October 2018, will be due in full in October 2021, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020.

Our 2018 Notes matured on October 15, 2018 and, as discussed in “Other Information,” above, the entirety of our obligation was settled in a combination of cash and shares of our common stock. See Note 10 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2018 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

In addition, some of our product candidates are intended to be used in combination with a delivery device, such as an injector or other delivery system. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the U.S. A combination product generally is defined as a product consisting of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separately regulated products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug or biologic product and device is sought under a single application, the increased complexity of the review process may delay approval. The FDA review process and criteria are not well-established areas, which could also lead to delays in the approval process. In addition, because these delivery devices are provided by unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to obtain regulatory approval and to maintain their own regulatory compliance. Failure of third-party companies to assist in the approval process or to maintain their own regulatory compliance could delay or prevent approval of our product candidates, or limit our ability to sell a product once it is approved.

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

Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval of certain product candidates until the competitor product’s orphan drug exclusivity period expires. Moreover, with respect to biologics and gene therapy, it is uncertain how similarity between product candidates designed to treat the same rare disease or condition may affect such product candidates’ orphan drug exclusivities. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

As of September 30, 2018, we had cash, cash equivalents and investments totaling $1.6 billion and convertible debt obligations of $1.2 billion (undiscounted). In October 2013, we completed an offering of our 0.75% senior subordinated convertible notes due in 2018 (the 2018 Notes) and our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and received net proceeds of approximately $696.4 million, after deducting commissions, estimated offering expenses payable by us and the purchase of the related capped calls. In August 2017, we completed an offering of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes) and received net proceeds of approximately $481.7 million, after deducting commissions and estimated offering expenses payable by us, a majority of which we used in October to settle in cash the principal amount of the 2018 Notes. We will need cash to not only repay the principal amount of the Notes, but also the ongoing interest due on the Notes during their term.

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

•	Genzyme Corporation’s (Genzyme) ability to continue to successfully commercialize Aldurazyme; and
•	whether our convertible debt is converted to common stock in the future.

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

As of September 30, 2018, we had $1.2 billion (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2018 Notes, which matured and settled in October 2018, $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into a credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing $200.0 million in revolving loan commitments and terminated the credit facility that we entered into in November 2016, which provided for up to $100.0 million in revolving loans (the 2016 Credit Facility). The 2018 Credit Facility replaces the 2016 Credit Facility. Our indebtedness may:

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

In addition, the 2018 Credit Facility does, and any future indebtedness that we may incur may, contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2018 Credit Facility, the outstanding borrowings thereunder could become immediately due and payable, the 2018 Credit Facility lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indentures governing our Notes. If we default under any of the Notes, such Notes could become immediately due and payable and it could lead to defaults under the other Notes and/or the 2018 Credit Facility.

*In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

Our outstanding indebtedness, subsequent to the maturity of the 2018 Notes, consists primarily of the 2020 Notes and 2024 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. In addition, in the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option, and the 2020 Notes will be freely convertible on or after July 15, 2020. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.

We could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2020 Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share. In addition, we also may borrow up to $200.0 million in revolving loans under the 2018 Credit Facility, which would be required to be repaid in cash at maturity in October 2021, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020.

*If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has been approved by the FDA for the manufacture of Palynziq, and it has been approved by the FDA, the European Commission (EC), and health agencies in other countries for the manufacture of Aldurazyme, Brineura, Naglazyme and Vimizim. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Vimizim, and it has been approved by the FDA and the EMA as a formulated bulk drug substance manufacturing and quality control facility for Brineura. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.

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

Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials and cell banks, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, our historical failure rates for all of our product programs, including Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim, have been within our expectations, which are based on industry norms. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and, depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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

We have entered into contractual relationships with third-party manufacturers to produce active ingredients in Firdapse, Kuvan and Palynziq. If those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for Firdapse, Kuvan and Palynziq, or sell these products at all, we may lose potential revenue, and we may be forced to terminate a program. We have contracts for the production of final product for Firdapse and Kuvan, and we plan to also use third parties for the production of final product for Palynziq. We also currently rely on third parties for portions of the manufacture of Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

We expect that coverage and reimbursement may be increasingly restricted both in the U.S. and internationally. The escalating cost of healthcare has led to increased pressure on the healthcare industry to reduce costs. In particular, drug pricing by pharmaceutical companies has recently come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third-party payers have proposed healthcare reforms and cost reductions. A number of federal and state proposals to control the cost of healthcare, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding healthcare may affect coverage and reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The U.S. Presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the U.S. Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

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

*If we are found in violation of federal or state healthcare laws or domestic and foreign privacy and data protection laws, we may be required to pay a penalty, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operations.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and foreign laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (GDPR) that took effect on May 25, 2018. The GDPR establishes extensive new requirements applicable to the handling of personal data of individuals in the EU and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by, the GDPR could have an adverse impact on our business. In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Substantial new provisions affecting compliance have also been adopted, which may require us to modify our business practices with healthcare practitioners. For example, the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians and teaching hospitals, as well as investment and ownership interests held by physicians and their immediate family members during the preceding calendar year.

In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a pharmaceutical manufacturer may violate one or more of the requirements.

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

•	rapidly evolving global laws and regulations relating to data protection and the privacy and security of commercial and personal information.

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

Either party may terminate the Manufacturing, Marketing and Sales Agreement (the MMS Agreement) between Genzyme and us related to Aldurazyme for specified reasons, including if the other party is in material breach of the MMS Agreement, has experienced a change of control, as such term is defined in the MMS Agreement, or has declared bankruptcy and also is in breach of the MMS Agreement. Although we are not currently in breach of the MMS Agreement, there is a risk that either party could breach the MMS Agreement in the future. Either party may also terminate the MMS Agreement upon one-year prior written notice for any reason.

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

Our future growth and development depend in part on our ability to successfully develop new products from our research and development activities. The development of biopharmaceutical products is very expensive and time intensive and involves a great degree of risk. The outcomes of research and development programs, especially for innovative biopharmaceuticals, are inherently uncertain and may not result in the commercialization of any products.

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

The DRL Powder Settlement Agreement, the Par Settlement Agreement, and the DRL Tablet Settlement Agreement, as well as any future ANDA or related legal proceeding, could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if any ANDA filer we bring suit against is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL and Par following the settlements described above could have a material adverse effect on our revenue and results of operations.

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

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively. Our ability to manage and maintain our operations, inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Cybersecurity incidents and attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, business email compromise and other cyber attacks or cyber incidents that could lead to disruptions in or unavailability of systems, misappropriation of confidential or otherwise protected information, corruption or loss of data, data security breaches and other harm to our business or competitive position. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations. Moreover, if such an incident or computer security breach were to result in damage or unauthorized access to, or loss, corruption or unauthorized disclosure of, personally identifiable information, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. It could also cause a loss in the confidence of our customers, employees, and partners and other third parties with respect to our business. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary, personal and confidential information, including research or clinical data and information about patients, employees, contractors and others, could require significant capital investments to remediate and could adversely affect our business, financial condition and results of operations. We would also be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims or litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.

*If a natural disaster or terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.

We currently manufacture Aldurazyme, Brineura, Naglazyme, Palynziq and a portion of Vimizim in a manufacturing facility located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair our ability to manufacture Aldurazyme, Brineura, Naglazyme and Vimizim or our third-party manufacturers’ ability to manufacture Firdapse and Kuvan.

Our Galli Drive facility located in Novato, California is currently our only manufacturing facility for Aldurazyme, Naglazyme and Palynziq and is one of two manufacturing facilities for Brineura and Vimizim. It is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, power loss and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenue could be seriously impaired. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

*The capped call transactions may affect the value of the Notes and our common stock.

In connection with the issuance of the 2020 Notes, we entered into capped call transactions with respect to 50% of the principal amount of the 2020 Notes with certain hedge counterparties. The capped call transactions will cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock underlying 50% of the principal amount of the 2020 Notes and are expected generally to reduce potential dilution to the common stock upon conversion of the 2020 Notes in excess of the principal amount of such converted 2020 Notes. In connection with establishing their initial hedges of the capped call transactions, the hedge counterparties (or their affiliates) entered into various derivative transactions with respect to the common stock concurrently with, and/or purchased the common stock shortly after, the pricing of the 2020 Notes. The hedge counterparties (or their affiliates) are likely to modify their hedge positions by entering into or unwinding various derivative transactions with respect to the common stock and/or by purchasing or selling the common stock or other securities of ours in secondary market transactions prior to the maturity of the 2020 Notes (and are likely to do so during the settlement averaging period under the capped call transactions, which precedes the maturity date of the 2020 Notes, and on or around any earlier conversion date related to a conversion of the 2020 Notes).

The effect, if any, of any of these transactions and activities on the market price of our common stock or the 2020 Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock, which could affect the value of the 2020 Notes and the value of our common stock, if any, that 2020 Note holders receive upon any conversion of the 2020 Notes.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of BioMarin to us or our stockholders;
•

any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, our restated certificate of incorporation or our amended and restated bylaws; and

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

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc previously filed with the SEC on September 24, 2018 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 26, 2018	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)