Form 10-K
period 2018-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2019-02-28
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $8.8 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.

As of February 12, 2019, the registrant had 178,372,202 shares of common stock, par value $0.001, outstanding.

The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.

2018 FORM 10-K ANNUAL REPORT

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

Our portfolio consists of several commercial products and multiple clinical and pre-clinical product candidates for the treatment of various diseases. We continue to invest in our clinical and pre-clinical product pipeline by committing significant resources to research and development programs and business development opportunities within our areas of scientific, manufacturing and technical expertise.

A summary of our major commercial products is provided below:

		United States	United	European
		Orphan	States	Union
		Drug	Biologic	Orphan Drug
		Exclusivity	Exclusivity	Exclusivity
Major Commercial Products	Indication	Expiration (1)	Expiration (2)	Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable (5)	2020 (5)
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (7)	2025	2030	TBD (7)
Vimizim (elosulfase alpha)	MPS IVA (8)	2021	2026	2024

(1)	See “Government Regulation—Orphan Drug Designation” below for further discussion
(2)	See “Government Regulation— Healthcare Reform” below for further discussion
(3)	For the treatment of Mucopolysaccharidosis I (MPS I)
(4)	For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)

For the treatment of phenylketonuria (PKU). Kuvan, a small molecule therapy, has been granted orphan drug status in the European Union (EU), which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020.

(6)	For the treatment of Mucopolysaccharidosis VI (MPS VI)
(7)

For adult patients with PKU. Palynziq (formerly referred to as pegvaliase) was approved by the United States (U.S.) Food and Drug Administration (FDA) in May 2018 and our European Marketing Authorization Application (MAA) submission for Palynziq was accepted by the European Medicines Agency (EMA) in March 2018. We expect to learn the status of this MAA during the first half of 2019.

(8)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)

A summary of our ongoing major development programs, including key metrics, is provided below:

Major Product Candidates	Target	U.S. Orphan	EU Orphan
in Development	Indication	Designation	Designation	Stage
Palynziq in Europe	PKU	Yes	Yes	EU MAA regulatory review (1)
Valoctocogene roxaparvovec	Hemophilia A (2)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3

(1)

In May 2018, the FDA granted marketing approval for Palynziq in the U.S., and our MAA submission for Palynziq was accepted by the EMA in March 2018. We expect to learn the status of the MAA during the first half of 2019.

(2)	Hemophilia A is also called factor VIII deficiency or classic hemophilia.

See “Patents and Proprietary Rights” below for additional information on our market protection.

Recent Developments

EMA Regulatory Review of Palynziq

The EMA accepted our MAA for Palynziq in March 2018. We anticipate an opinion from the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the EMA, on Palynziq Injection for the treatment of patients 16 and older with PKU in the first quarter of 2019. If the CHMP provides a positive opinion in the first quarter of 2019, then it is possible that the European Commission (EC) could provide marketing authorization for Palynziq in the EU in the second quarter of 2019.

Brineura Data at Three or More Years

On February 7, 2019, we announced that an ongoing open-label extension study treating patients with Brineura continued to show a reduced rate of decline compared to a natural history cohort of CLN2 disease for three years as measured by the CLN2 Clinical Rating Scale. The scale measures performance of motor and language domains, with a score of 0 representing no function and a score of 3 representing normal function for each of the two domains. A response to treatment was defined as the absence of an unreversed (i) two-point decline in the motor-language (ML) scale or (ii) score of 0. The data showed a durability of treatment effect in the primary efficacy endpoint where response to treatment was seen in 19 of 23, or 83%, of treated patients after three years. Natural history patients were 12 times more likely on average to have experienced an unreversed two-point decline in ML score than treated patients at three years. After three years on treatment with Brineura, treated patients’ ML scores were on average 3.8 points better than those of natural history patients. After two years on treatment with Brineura, treated patients’ ML scores were on average 3.3 points better than those of natural history patients. See “Major Commercial Products — Brineura” below for more information regarding Brineura.

Gene Therapy Product Candidate Valoctocogene Roxaparvovec for the Treatment of Hemophilia A

On January 7, 2019, we provided an update on our development of valoctocogene roxaparvovec, a gene therapy program for severe hemophilia A, that we completed enrollment of the initial cohort of patients in our Phase 3 study. Based on the FDA’s Draft Guidance for Human Gene Therapy for Hemophilia issued in July 2018, we expect that Phase 3 data from this cohort available in 2019 could support submission of a Biologics License Application (BLA) for valoctocogene roxaparvovec through an accelerated approval pathway. We plan to decide in the second half of 2019 whether we will submit a BLA through an accelerated approval pathway. The complete Phase 3 study is targeting enrollment of 130 patients by mid-year 2019. See “Major Product Candidates in Development — Valoctocogene Roxaparvovec” below for more information regarding valoctocogene roxaparvovec.

Product Candidate Vosoritide for the Treatment of Achondroplasia

On January 7, 2019, we provided an update on our development of vosoritide, an analog of C-type Natriuretic Peptide (CNP), in children with achondroplasia, the most common form of disproportionate short stature in humans. We announced that enrollment of the Phase 2 study of vosoritide in infants and young children up to age 5 with achondroplasia is on track, and in the early part of the study, vosoritide has been generally well-tolerated.

On November 7, 2018, we provided an update on the open-label Phase 2 study of vosoritide. Vosoritide has demonstrated sustained increase in average growth velocity over 42 months of treatment in a cohort of eight children who completed 42 months of daily dosing at 15 µg/kg/day. The cohort gained a mean of 5.7 cm of cumulative height over what the children’s baseline would have predicted. At 30 months, the same cohort experienced a 4 cm increase over what the children’s baseline growth velocity would have predicted. We also announced that the global Phase 3 study of vosoritide in children was fully enrolled, and we expect top line results by the end of 2019. See “Major Product Candidates in Development — Vosoritide” below for more information regarding vosoritide.

Palynziq Data at 36 Months

On November 7, 2018, we announced that in an ongoing open-label extension study at 36 months, patients being treated with Palynziq showed durability, and there was an increase in the percentage of patients reaching blood phenylalanine (Phe) thresholds of physiologically normal (<120 µmol/L), as well as Phe thresholds recommended in the U.S. (<360 µmol/L) and the EU (<600 µmol/L). At 36 months, 59% of the participants reached physiologically normal, 67% reached Phe levels as recommended in the U.S. and 74% reached Phe levels as recommended in the EU. See “Major Commercial Products — Palynziq” below for more information regarding Palynziq.

Gene Therapy Product Candidate BMN 307 for the Treatment of PKU

On November 7, 2018, we announced positive, preliminary pre-clinical data for BMN 307, a gene therapy program for PKU. We plan to submit an Investigational New Drug (IND) application and/or a clinical trial application (CTA) for BMN 307 in the second half of 2019.

Summary of Commercial Products and Development Programs

Major Commercial Products

Net Product Revenues related to our major commercial products consisted of the following:

	Years Ended December 31,
Major Commercial Products	2018	2017	2016
Aldurazyme	$135.1	$90.0	$93.8
Brineura	$39.9	$8.6	$—
Kuvan	$433.6	$407.5	$348.0
Naglazyme	$345.9	$332.2	$296.5
Palynziq	$12.2	$—	$—
Vimizim	$482.0	$413.3	$354.1

Aldurazyme

Aldurazyme is a highly purified protein that is designed to be identical to a naturally occurring form of the human enzyme alpha-L-iduronidase, a lysosomal enzyme normally required for the breakdown of glycosaminoglycans (GAGs). Aldurazyme is approved for marketing in the U.S., the EU and other international markets for patients with MPS I. MPS I is a progressive and debilitating life-threatening genetic disease, for which no other drug treatment currently exists, that is caused by the deficiency of alpha-L-iduronidase. Patients with MPS I typically become progressively worse and experience multiple severe and debilitating symptoms resulting from the build-up of carbohydrate residues in all tissues in the body. These symptoms include: inhibited growth, delayed and regressed mental development (in the severe form of the disease), enlarged liver and spleen, joint deformities and reduced range of motion, impaired cardiovascular function, upper airway obstruction, reduced pulmonary function, frequent ear and lung infections, impaired hearing and vision, sleep apnea, malaise and reduced endurance.

We developed Aldurazyme through collaboration with Genzyme Corporation (Genzyme), now a wholly owned subsidiary of Sanofi. Under our collaboration agreement with Genzyme, we are responsible for manufacturing Aldurazyme and supplying it to Genzyme. We receive payments ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme depending on sales volume. Genzyme and we are members of BioMarin/Genzyme LLC, a 50/50 limited liability company (the BioMarin/Genzyme LLC) that: (1) holds the intellectual property relating to Aldurazyme and other collaboration products and licenses all such intellectual property on a royalty-free basis to us and Genzyme to allow us to exercise our rights and perform our obligations under the agreements related to the BioMarin/Genzyme LLC, and (2) engages in research and development activities that are mutually selected and funded by Genzyme and us.

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under generally accepted accounting principles in the U.S. After adopting ASC Topic 606, we recognize Aldurazyme revenues when the product is shipped to Genzyme and all required quality control certificates are complete, because all of our performance obligations are fulfilled at that point in time. Following the adoption, we record Aldurazyme net product revenues based on the estimated tiered payment that will be in effect when the product is sold through by Genzyme. Prior to the adoption of ASC Topic 606, we recognized product transfer revenues, representing the fixed amount per unit of Aldurazyme that Genzyme was required to pay us if they did not sell the product, at the time of fulfillment of Genzyme purchase orders. Product transfer revenue was subsequently deducted from the calculated variable consideration recognized when the product was sold by Genzyme to third parties. See Note 4 to our accompanying Consolidated Financial Statements for additional discussion of the impact of the adoption.

Brineura

Brineura is a recombinant human tripeptidyl peptidase 1 (TPP1) and is approved for the treatment of patients with CLN2, a form of Batten disease, in the U.S., the EU and other international markets. CLN2 is an incurable, rapidly progressive disease that ends in patient death by 10-12 years of age. Patients are initially healthy but begin to decline at approximately the age of three. We estimate that up to 1,200 to 1,600 cases exist worldwide. On April 27, 2017, Brineura was approved in the U.S. to slow the progression of loss of ambulation in symptomatic pediatric patients three years of age and older with CLN2. Brineura is the first treatment approved to slow the progression of loss of ambulation in children with CLN2 disease.

On June 1, 2017, we announced that the EC granted marketing authorization for Brineura in the EU to treat children with CLN2 disease. Brineura is the first treatment approved in the EU for the treatment of CLN2 disease, and the marketing authorization for Brineura includes all 28 countries of the EU, Norway, Iceland and Liechtenstein. On April 21, 2017, the CHMP, the scientific committee of the EMA adopted a positive opinion for our MAA for Brineura following an accelerated review procedure, reserved for medicinal products expected to be a major public health interest. Brineura is one of the first therapies to go through this process.

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

Two companies previously filed paragraph IV certifications and submitted abbreviated new drug applications (ANDAs) to produce sapropterin dihydrochloride tablets and powder and we subsequently entered into settlement agreements regarding Kuvan with both companies. We expect generic versions of Kuvan to first become available in the U.S. in the fourth quarter of 2020. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the settlement agreements and for a discussion of the risks posed by generic versions of Kuvan. Please see “Government Regulation – The Hatch-Waxman Act” below for additional information regarding ANDAs.

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

Palynziq

Palynziq is a PEGylated recombinant phenylalanine ammonia lyase enzyme, which is delivered through subcutaneous injection to reduce blood Phe concentrations. On May 24, 2018, the FDA approved the use of Palynziq in adult patients with PKU who have uncontrolled blood Phe concentrations greater than 600 micromol/L (10mg/dL) on existing management. Palynziq is our second approved treatment for PKU. Palynziq is only available in the U.S. through the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, which is required by the FDA to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:

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

Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by the REMS program.

Palynziq was first made commercially available in the U.S. in July 2018. The EMA accepted our MAA for Palynziq in March 2018. We anticipate an opinion from the CHMP, the scientific committee of the EMA, on Palynziq Injection for the treatment of patients 16 and older with PKU in the first quarter of 2019. If the CHMP provides a positive opinion in the first quarter of 2019, then it is possible that the EC could provide marketing authorization for Palynziq in the EU in the second quarter of 2019.

Vimizim

Vimizim is an enzyme replacement therapy for the treatment of MPS IVA, a lysosomal storage disorder. MPS IVA is a disease characterized by deficient activity of N-acetylgalactosamine-6-sulfatase (GALNS) causing excessive lysosomal storage of glycosaminoglycans such as keratan sulfate and chondroitin sulfate. This excessive storage causes a systemic skeletal dysplasia, short stature, and joint abnormalities, which limit mobility and endurance. Malformation of the chest impairs respiratory function, and looseness of joints in the neck cause spinal instability and potentially spinal cord compression. Other symptoms may include hearing loss, corneal clouding, and heart disease. Initial symptoms often become evident in the first five years of life. The disease substantially limits both the quality and length of life of those affected. We have identified over 2,000 patients worldwide suffering from MPS IVA and estimate that the total number of patients suffering from MPS IV A worldwide could be as many as 3,000.

Vimizim is approved for marketing in the U.S., the EU and other international markets.

Major Product Candidates in Development

Valoctocogene Roxaparvovec

Valoctocogene roxaparvovec is an adeno associated virus (AAV5) vector drug development candidate designed to restore factor VIII plasma concentrations in patients with severe hemophilia A. Hemophilia A, also called factor VIII deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. According to the World Federation of Hemophilia rankings of severity of hemophilia A, the normal range of factor VIII activity levels is between 50% and 150%, expressed as a percentage of normal factor activity in blood, the mild hemophilia A range of factor VIII activity levels is between 5% and 40%, the moderate hemophilia A range of factor VIII activity levels is between 1% and 5%, and the severe hemophilia range of factor VIII activity levels is less than 1%. People living with hemophilia A are not able to form blood clots efficiently and are at risk for excessive bleeding from modest injuries, potentially endangering their lives. People with severe hemophilia often bleed spontaneously into their muscles or joints.

In July 2016, we announced positive proof-of-concept data from a Phase 1/2 dose-escalation study for valoctocogene roxaparvovec in patients with severe hemophilia A, and we subsequently provided positive updates to our interim results in January, July and December 2017. In May 2018, further updates on valoctocogene roxaparvovec were presented during an oral presentation at the World Federation of Hemophilia (WFH) 2018 World Congress in Glasgow, Scotland by John Pasi, M.B., Ch.B., Ph.D., from Barts and the London School of Medicine and Dentistry and primary investigator for this Phase 1/2 study. The data presented at WFH is the most current data and had a cut off of April 16, 2018. In the 6e13 vg/kg cohort, the data showed continued and substantial reductions in bleeding requiring factor VIII infusions with a 97% reduction in mean Annualized Bleed Rate (ABR), with no spontaneous bleeds and elimination of all bleeds in target joints in the second year. 71% and 86% of participants had zero bleeds requiring factor VIII infusions in years 1 and 2 respectively compared to 14%, who had zero bleeds requiring factor VIII infusions for a year at baseline. There was a 96% reduction in mean factor VIII usage through week 104. Quality of life as measured by the six-domain Haemo-QoL-A instrument rapidly improved across all domains by up to 17.3 points in mean over baseline through the second year. This is well above the 5.2 point increase considered to be the minimal clinically important difference. The 4e13 vg/kg cohort also showed a substantial reduction in bleeding requiring factor VIII infusions with a 92% reduction in ABR. 83% of participants had zero bleeds requiring factor VIII infusions following treatment for a year compared to 17%, who had zero bleeds requiring factor VIII infusions for a year at baseline. Mean factor VIII usage decreased by 98%. Consistent with the reduction in ABR and factor VIII usage, quality of life showed mean improvement by 3.8 to 6.3 points. At 104 weeks post-infusion, mean factor VIII activity level of the 6e13 vg/kg cohort was 59%, and the median was 46%. At 52 weeks post-infusion, mean and median factor VIII activity levels of the 4e13 vg/kg cohort were 32%. These factor VIII activity data were based on using a one-stage assay. The chromogenic assay tends to result in readings that are approximately 60% of the one-stage assay results. We expect to release both one-stage and chromogenic assay data in the future. Patients in the Phase 1/2 study will be monitored for safety for five years.

On December 19, 2017, we announced that we had dosed the first patient in the global GENEr8-1 Phase 3 study with the 6e13 vg/kg dose for valoctocogene roxaparvovec. This is the first of two Phase 3 studies in the global Phase 3 program to dose a first patient. The global Phase 3 program includes two studies with valoctocogene roxaparvovec, one with the 6e13 vg/kg dose (GENEr8-1) and one with the 4e13 vg/kg dose (GENEr8-2). Both Phase 3 GENEr8 studies are open-label single-arm studies to evaluate the efficacy and safety of valoctocogene roxaparvovec. The primary endpoint in both studies is based on the factor VIII activity level achieved following valoctocogene roxaparvovec, and the secondary endpoints measure annualized factor VIII replacement therapy use rate and annualized bleed rate. In May 2018 we announced that the protocol of global

GENEr8-1 Phase 3 study was amended to evaluate superiority compared to standard of care with increased enrollment of up to 130 patients. As further described above under “Recent Developments,” we have completed enrollment of the initial cohort of patients in our Phase 3 program intended to support a BLA submission through the accelerated approval pathway. We plan to decide in the second half of 2019 whether we will submit a BLA through an accelerated approval pathway. If we decide to submit a BLA through an accelerated approval pathway, then we will disclose additional information on the timing of our plans regarding such BLA submission. The complete Phase 3 study is targeting enrollment of 130 patients by mid-year 2019.

In addition to the two global Phase 3 studies GENEr8-1 and GENEr8-2, we are also conducting a Phase 1/2 Study with the 6E13kg/vg dose of valoctocogene roxaparvovec in approximately 10 participants with pre-existing AAV5 antibodies. In May 2018, we announced that we dosed the first patient in the Phase 1/2 study (BMN 270-203) evaluating our investigational gene therapy, valoctocogene roxaparvovec, in severe hemophilia A patients with pre-existing AAV5 antibodies. Two additional and separate studies, one to study seroprevalence in people with severe hemophilia A and one non-interventional study to determine baseline characteristics in people with hemophilia A, are ongoing around the world.

Valoctocogene roxaparvovec has Orphan Drug designation from the FDA and the EMA. Valoctocogene roxaparvovec has also been accepted for Priority Medicines (PRIME) scheme from the EMA. Additionally, the FDA has granted valoctocogene roxaparvovec Breakthrough Therapy designation.

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

Our global Phase 3 randomized, placebo-controlled study of vosoritide in approximately 110 children with achondroplasia ages 5-14 for 52 weeks also continued in 2018. The study will be followed by a subsequent open-label extension. Children in this study will have completed a minimum six-month baseline study to determine their respective baseline growth velocity prior to entering the Phase 3 study. Vosoritide is being tested only in children in the age range when their growth plates are still open, which is approximately 25% of people with achondroplasia. Enrollment of the Phase 3 study was completed in 2018 and we expect to have top-line data by the end of 2019. Additionally, we began enrolling an infant/toddler study in 2018 in children with achondroplasia ages 0-5. Finally, we are continuing our natural history program to augment our clinical understanding of outcomes of untreated patients for comparison to patients treated with vosoritide.

Manufacturing

We manufacture the active pharmaceutical ingredients (API) for Aldurazyme, Brineura, Naglazyme, Palynziq, Vimizim and vosoritide in our production facilities located in Novato, California. We currently also manufacture the API for Brineura and Vimizim in our manufacturing facility in Shanbally, Cork, Ireland. This facility has been approved by the FDA, Health Product Regulatory Authorities, EMA, EC, and health agencies in other countries for the testing, packaging, labeling, and release of Vimizim. These facilities have demonstrated compliance with current Good Manufacturing Practices (cGMPs) to the satisfaction of the FDA, the EC and health agencies in other countries for the commercial production of these products. Vialing and most packaging are performed by contract manufacturers. We believe that we have ample manufacturing capacity in our Novato facilities to support commercial demand for both Aldurazyme and Naglazyme for at least the next five years. We believe that with our Novato, California facility and our Shanbally facility, we have ample manufacturing capacity to support commercial demand for Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim for at least the next five years.

Firdapse, amifampridine phosphate for Lambert Eaton Myasthenic Syndrome (LEMS), and Kuvan tablets and powder sachets are currently manufactured on a contract basis by third parties. In general, we expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, API, final product vialing, tableting and sachet production and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sales. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMPs certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies. Although we have never experienced a disruption in supply from our contract manufacturers, we cannot provide assurance that we will not experience a disruption in the future.

In July 2017, we commissioned our commercial-scale gene therapy manufacturing facility, located in Novato, California, and began cGMP production of valoctocogene roxaparvovec to support clinical development activities and anticipated commercial demand. This facility is capable of supporting the manufacturing of product for approximately 2,000 patients per year, and the production process was developed in accordance with International Conference on Harmonisation Technical Requirements for Registration of Pharmaceuticals for Human Use facilitating worldwide registration with health authorities.

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

In the U.S., our products (other than Aldurazyme) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products, directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than Aldurazyme). We believe that with moderate changes in 2019, the size of our sales force will be appropriate to effectively reach our target audience in markets where our products are directly marketed. The launch of any future products, if approved, including Palynziq in the EU and valoctocogene roxaparvovec, will likely require expansion of our commercial organization, including our sales force, in the U.S. and abroad.

We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.

Customers

Our Brineura, Firdapse, Kuvan, Naglazyme, and Vimizim customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies. We also sell Brineura, Kuvan, Naglazyme and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, such as those in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. Palynziq is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2018, 44% of our net product revenues, excluding Aldurazyme, was generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.

Competition

The biopharmaceutical industry is rapidly evolving and highly competitive. Within the industry, there are many public and private companies, including pharmaceutical companies and biotechnology companies that have or may soon initiate programs for the same indications that our products and product candidates are intended to treat. Furthermore, universities and non-profit research organizations may have research programs, both early-stage and clinical, in the same disease areas. Our competitors may have advantages over us due to greater financial or scientific resources, lower labor and other costs, or due to higher headcount and more robust organizational structures. Our competitors have considerable experience in drug manufacturing, preclinical and clinical research, regulatory affairs, marketing, sales, and distribution. They pursue broad patent portfolios and other intellectual property to protect the products they are developing. Their products may outcompete ours due to one or more factors, including faster progress through preclinical and clinical development, lower manufacturing costs, superior safety and efficacy, lower pricing, stronger patent protection, and better marketing, sales, and distribution capabilities. In this event, our products and product candidates, if approved, could fail to gain significant market share, and as a result, our business, financial condition and results of operations could be adversely affected.

Our products and product candidates have no direct approved competition currently on the market, however, other companies are in the development phase with new and generic products. Our products and product candidates have potential competition from products under development either using similar technology to our programs or different treatment strategies. The following is a summary of some of the primary possible future competitors for our products and product candidates, but the information below may not include all potential competition.

Products

Aldurazyme, Naglazyme, and Vimizim

In the mucopolysaccharidosis field, several companies are researching treatments using small molecules, gene therapy, and other novel technologies. Aldurazyme, for the treatment of MPS I, has potential competition from clinical stage product candidates from ArmaGen, Inc., RegenxBio Inc., Sangamo Therapeutics, Inc. and earlier stage product candidates, including product candidates from Eloxx Pharmaceuticals Ltd and Immusoft Corporation. Naglazyme, for the treatment of MPS VI, has potential competition from a clinical stage product candidate from Inventiva S.A. and other potential candidates in earlier stages.

Brineura

Brineura, for the treatment of CLN2, has potential competition from preclinical product candidates from RegenxBio Inc. and Spark Therapeutics, Inc.

Firdapse

Firdapse has potential competition from a clinical stage product candidate from Jacobus Pharmaceutical Co. Inc.

Kuvan and Palynziq

There are currently no other approved drugs in the U.S. or the EU for the treatment of PKU. However, two companies previously filed paragraph IV certifications and submitted ANDAs to produce sapropterin dihydrochloride tablets and powder. We entered into settlement agreements regarding Kuvan with both companies, which will allow these companies to market generic versions of sapropterin dihydrochloride. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the settlement agreements and for a discussion of the risks posed by generic versions of Kuvan in the U.S. and abroad. Please see “Government Regulation – The Hatch-Waxman Act” below for additional information regarding ANDAs. Kuvan and Palynziq also have potential competition from clinical stage product candidates from Retrophin, Inc. and earlier stage product candidates, including product candidates from Rubius Therapeutics, Inc., and Moderna Therapeutics, Inc. BMN 307 is our preclinical gene therapy program for PKU, and other companies are also developing gene therapy candidates for PKU, including a preclinical product candidate from Homology Medicines, Inc.

Clinical Product Candidates

Valoctocogene roxaparvovec

Valoctocogene roxaparvovec, a gene therapy product candidate for severe hemophilia A, could have competition from marketed recombinant factor VIII replacement therapies, a novel bispecific antibody marketed by Roche Holding Ltd, and clinical stage programs, including gene therapy product candidates under development by Bayer AG, Sangamo Therapeutics, Inc., Shire Plc and Spark Therapeutics, Inc., and preclinical product candidates from other companies, including Uniqure NV. In addition, Alnylam Pharmaceuticals, Inc. is developing a novel product candidate in the clinic for the treatment of hemophilia A.

Vosoritide

Vosoritide, for the treatment of achondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S and Therachon AG and preclinical product candidates from other companies, including QED Therapeutics, Inc.

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

As of January 14, 2019, the number of our worldwide issued patents now stands at 1,747, including 125 patents issued by the U.S. Patent and Trademark Office (the USPTO). Furthermore, our portfolio of pending patent applications totals 548 applications, including 83 pending U.S. applications.

With respect to Aldurazyme, we have rights to 33 issued patents, including six U.S. patents. These patents cover our ultra-pure alpha-L-iduronidase composition of Aldurazyme, methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase, a method of purifying such ultra-pure alpha-L-iduronidase and the use of compositions of ultra-pure biologically active fragments of alpha-L-iduronidase. These patents will expire in November 2019 and in 2020. There are U.S. patents on alpha-L-iduronidase owned and controlled by a third party. We have examined such issued U.S. patents, the related U.S. and foreign applications and their file histories, the prior art and other information. Corresponding foreign applications were filed in Canada, Europe and Japan. The European application was rejected and abandoned and cannot be re-filed. The Japanese application has also lapsed and cannot be re-filed. Claims in the related Canadian application issued in 2007. We believe that such patents may not survive a challenge to patent validity but that it is unlikely that a court in any country would order us to stop marketing the only life-saving drug that is currently approved for this disease. However, the processes of patent law are uncertain and any patent proceeding is subject to multiple unanticipated outcomes. We believe that it is in the best interest of our joint venture with Genzyme to market Aldurazyme with commercial diligence, in order to provide MPS I patients with the benefits of Aldurazyme. We believe that these patents and patent applications do not affect our ability to market Aldurazyme in Europe.

With respect to Brineura, we own or have licensed a number of patents and pending patent applications that relate generally to CLN2/TPP1 protein, use of CLN2/TPP1 protein and methods of treating late infantile neuronal ceroid lipofuscinosis, pharmaceutical compositions and liquid formulations of TPP1 formulations and intrathecal administration of TPP1. We have 13 issued patents, including give issued U.S. patents and eight foreign patents, and 19 pending applications including one US and 18 foreign applications. These patents will expire between 2021and 2036.

With respect to Firdapse, we have patent protection in the European Patent Organization countries. These patents will expire in 2022.

With respect to Kuvan, we own, co-own or have licensed a number of patents and pending patent applications that relate generally to formulations and forms of our drug substance, methods of use for various indications under development and dosing regimens. We have rights to 152 issued patents including 17 issued U.S. patents with claims to a stable tablet and oral solution formulation of 6R-BH4, methods of treating PKU using a once daily dosing regimen, methods of administration of Kuvan with food, crystalline forms of 6R-BH4, and methods of producing 6R-BH4. These patents will expire between 2024 and 2032. We have granted licenses to certain of these patents to two companies, as further described in “Major Commercial Products—Kuvan,” above.

With respect to Naglazyme, we have 54 issued patents, including three U.S. patents. Claims cover our ultrapure N -acetylgalactosamine-4-sulfatase compositions of Naglazyme, methods of treating deficiencies of N -acetylgalactosamine-4-sulfatase, including MPS VI, methods of producing and purifying such ultrapure N -acetylgalactosamine-4-sulfatase compositions and methods of detecting. These patents will expire between 2021 and 2028.

With respect to Vimizim, we own or have licensed a number of patents and pending patent applications that relate generally to compositions of matter, methods of use and methods of production. We have rights to 206 issued patents including 17 issued U.S. patents with claims to compositions of purified recombinant N-acetylgalactosamine-6-sulfate sulfatase (Vimizim) methods of treating Morquio Syndrome and sulfatase-modifying factor I (SUMF1) polypeptides and nucleic acids used in the manufacture of Vimizim. Issued U.S. patents cover SUMF1 compositions (set to expire in 2019), purified recombinant Vimizim compositions (set to expire in 2029) and methods of treating Morquio Syndrome (set to expire in 2029). We also have issued U.S. and European patents that cover methods of production (set to expire in 2024) and formulations (set to expire in 2031).

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

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products. Our industry is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws in the U.S. and other jurisdictions. In the U.S., failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs) or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Our products require approval from the FDA, the EMA and corresponding agencies in other countries before they can be marketed.

Approval Process in the U.S. and EU

Pharmaceutical product development in the U.S. and the EU typically involves preclinical laboratory and animal tests, the submission to the applicable regulatory agency of an application (e.g., an IND or a CTA), which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which marketing approval is sought. Currently, European clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new European Regulation on Clinical Trials, which is expected to take effect in 2019, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Satisfaction of FDA and European pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation, as well as animal studies, to assess the characteristics and potential pharmacology, pharmacokinetics and toxicity of the product. The conduct of the preclinical tests must comply with FDA and/or EMA regulations and requirements, including good laboratory practices. The results of preclinical testing, along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol are submitted to the applicable regulatory agency as part of an IND or CTA. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND or CTA is submitted. Until the CTA or IND is approved, or becomes effective following a waiting period, we may not start the clinical trial in the relevant jurisdiction.

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

Clinical trials to support NDAs, BLAs or MAAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. After completion of the required clinical testing, an application is prepared and submitted to the regulatory agency. Approval of the application by the applicable regulatory agency is required before marketing of the product may begin. In Europe, an MAA is prepared and, for all orphan designated products, is submitted to the EMA under the centralized application procedure. EC approval of the MAA under the centralized application procedure results in a single marketing authorization that is valid across the European Economic Area (i.e., the European Union as well as Iceland, Liechtenstein and Norway).The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA.

The FDA and the EMA initially review the applications for a threshold determination that it is sufficiently complete to permit substantive review, typically within 30-60 days. The regulatory agency may request additional information rather than accepting an application for filing or validation. Once the submission is accepted, the applicable agency begins an in-depth review. For the FDA, the review period for standard review applications is typically an additional ten months and, for priority review of drugs, that is, drugs that the FDA determines address a significant unmet need and represent a significant improvement over existing therapy, the review period is typically an additional six months in duration. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. After the FDA evaluates the information provided in the NDA/BLA, it issues an approval letter, or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the EC. If the opinion is favorable, the EC may then adopt a decision to grant marketing authorization. In the event of a negative opinion, the company may request a re-examination of the application within 15 days of receipt of the negative opinion. The company then has 60 days to provide the CHMP with detailed grounds for requesting the re-examination. Within 60 days of providing this information, the CHMP shall re-examine its opinion. The EC follows the recommendation of the CHMP in almost all cases. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.

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

A marketing approval authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy (REMS), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

The FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that the FDA determine the combination product’s primary mode of action, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product becomes the lead evaluator. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.

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

Orphan Drug Designation

Orphan drug designation is granted by the FDA and EMA to drugs intended to treat a rare disease or condition, which in the U.S. is defined as having a prevalence of less than 200,000 individuals in the U.S. In the EU, orphan drug designation is available if a sponsor can establish: that the medicine is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU, which is equivalent to around 250,000 people or fewer, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Orphan drug designation must be requested before submitting a marketing application.

Orphan drug designation does not shorten the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the U.S. and ten years in the EU (extendable to twelve years for medicines that have complied with an agreed pediatric investigation plan pursuant to Regulation 1901/2006) and, in addition, a range of other benefits during the development and regulatory review process are available in the EU, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. Among the benefits of orphan drug designation in the U.S. are tax credits for certain research and a waiver of the NDA/BLA application user fee. Orphan drug exclusive marketing rights may be lost under certain conditions, such as if the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In the EU, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the regulatory exclusivity period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity.

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

In the EU, companies developing a new medicinal product must agree to a Paediatric Investigation Plan (PIP) with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Post-Approval Regulatory Requirements

Following approval, the FDA and the EMA will impose certain post-approval requirements related to a product. For instance, the FDA closely regulates the post-approval marketing and promotion of approved products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Moreover, if a company obtains original FDA approval for a product via the accelerated approval pathway, the company may be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of the FDA’s marketing approval for a product.

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

Adverse event reporting and submission of periodic reports is required following marketing approval. Either the FDA or EMA may also require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as the manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biological product manufacturers and certain of their subcontractors are subject to periodic unannounced inspections by the FDA or the EMA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.

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

The PPACA also imposed a fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to, or use by, certain U.S. government programs during the preceding year. Other provisions of the law have also affected us and have increased certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance, and now includes a 70% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes. In addition, drug manufacturers are required to collect and report annually information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, drug manufacturers will also be required to report on payments or transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. The reported data are posted in searchable form on a public web site. Failure to submit required information may result in civil monetary penalties. It is still unclear the full impact that the PPACA will have on our business. There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect that there will be additional challenges and amendments in the future, especially with the current Presidential administration.

Since January 2017, the U.S. President has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the U.S. Presidential administration and the Centers for Medicare and Medicaid Services (CMS), have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

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

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the U.S. Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (Brexit). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Although it is unclear when or if the United Kingdom will leave the EU if a withdrawal does occur, it is expected to take effect either on the effective date of the withdrawal agreement to be negotiated by the parties or, in the absence of agreement, on March 29, 2019, unless this is extended. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned with EU regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The PPACA amended the intent requirement of the federal Anti-Kickback and certain other criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

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

 HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, damages, monetary fines, disgorgement, exclusion of a company from federal healthcare programs, integrity oversight and reporting obligations, criminal fines, contractual damages, reputational harm, diminished profits and future earnings, curtailment of operations and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states. Other states prohibit providing various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, states including California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Third-party payers carefully review and increasingly challenge the prices charged for drugs, examine their medical necessity, and review their cost effectiveness. Reimbursement rates from private companies vary depending on the third-party payer, the insurance plan and other factors. One payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Moreover, the process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payer will pay for the product. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. A payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain high enough price levels to realize sufficient revenues from our investment in product development. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Government Programs for Marketed Drugs in the U.S.

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under ANDAs, the rebate amount is 13% of the average manufacturer price (AMP) for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products (i.e., drugs that are marketed under NDAs or BLAs), the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP for a given quarter exceeds the inflation-adjusted baseline AMP, which for most drugs is the AMP for the first full quarter after launch. Since 2017, non-innovator products are also subject to an additional rebate.

The statutory definition of AMP was amended in 2010. CMS released the final rule pertaining to AMP and other aspects of the Medicaid drug rebate program, which was effective as of April 1, 2016.

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

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (HRSA) on a quarterly basis effective first quarter 2019. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

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

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020 Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Beginning in 2011, each manufacturer of drugs approved under NDAs or BLAs was required to enter into a Medicare Part D coverage gap discount agreement and provide a 50%, now 70% since January 1, 2019, discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.

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

The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for significant civil monetary penalties per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.

Employees

As of February 13, 2019, we had 2,849 full-time employees, 1,280 of whom were in operations, 713 of whom were in research and development, 419 of whom were in sales and marketing and 437 of whom were in administration.

We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement. We have not experienced employment related work stoppages.

Other Information

We were incorporated in Delaware in October 1996. Our principal executive offices are located at 770 Lindaro Street, San Rafael, California 94901 and our telephone number is (415) 506-6700. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are available free of charge at www.bmrn.com as soon as reasonably practicable after electronically filing such reports with the Security and Exchange Commission (the SEC). Such reports and other information may be accessed through the SEC’s website at www.sec.gov. Information contained in our website is not part of this or any other report that we file with or furnish to the SEC.

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

We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. For example, although the FDA approved Palynziq, there can be no assurance that the EMA will also approve Palynziq. Similarly, regulatory authorities may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

We have had fewer interactions with regulatory authorities outside the U.S. and the EU as compared to our interactions with the FDA and EMA. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA or EMA approval. Moreover, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA or EMA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA or EMA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA or EMA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our product candidates in any market.

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

Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, Palynziq has received regulatory approval to be commercially marketed in the U.S., and Firdapse has received regulatory approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and recordkeeping.

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

Failure of prescribers, pharmacies or patients to enroll in our REMS program or to successfully complete and comply with its requirements may result in regulatory action from the FDA or decreased sales of Palynziq. The restrictions and requirements under our REMS program, as well as potential changes to these restrictions and requirements in the future, subject us to increased risks and uncertainties, any of which could harm our business. The requirement for a REMS program can materially affect the potential market for and profitability of a drug. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Palynziq REMS program, or whether the FDA will permit modifications to the Palynziq REMS program that we consider warranted. Any modifications required or rejected by the FDA could make it more difficult or expensive for us to distribute Palynziq in the U.S., impair the safety profile of Palynziq, disrupt continuity of care for Palynziq patients and/or negatively affect sales of Palynziq.

Moreover, promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

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

As part of our business strategy, we have developed and may in the future develop some drugs that may be eligible for FDA and EU orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S. In the EU, orphan drug designation is available if a sponsor can establish: that the medicine is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU, which is equivalent to around 250,000 people or fewer or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. In addition, the FDA may approve another drug during a period of orphan drug exclusivity if the second drug is found to be clinically superior to the first drug. In the EU, a ten-year period of market exclusivity (extendable to twelve years for medicines that have complied with an agreed pediatric investigation plan pursuant to Regulation 1901/2006) is available. Orphan drug marketing exclusivity may be lost in the EU if a manufacturer is unable to supply sufficient quantities and marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the criteria for its designation as an orphan medicine are no longer satisfied, for example if the original orphan medicinal product has become sufficiently profitable not to justify maintenance of market exclusivity. Because the extent and scope of patent protection for some of our products is limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.

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

Our Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. A similar abridged marketing authorization process is available to biosimilar products in the EU. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The BPCIA establishes a period of 12 years of exclusivity for reference products. In Europe, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Our products approved under BLAs in the U.S. or MAAs in Europe, as well as products in development that may be approved under those regimes in the future, could be reference products for biosimilar marketing applications.

To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain.

As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. The number of preclinical studies and clinical trials that regulatory authorities require varies depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. Product candidates may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, or despite having favorable data in connection with an interim analysis. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Also, as noted above, we do not always follow the advice of regulatory authorities or comply with all of their requests regarding the design of our clinical programs. In those cases, we may choose a development program that is inconsistent with the advice of regulatory authorities, which may limit the jurisdictions where we conduct clinical trials and/or adversely affect our ability to obtain approval in those jurisdictions where we do not follow the regulatory advice.

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

Our valoctocogene roxaparvovec program is based on a gene therapy approach, which, as a novel technology, presents additional treatment, regulatory, manufacturing, and commercial risks in relation to our other, more traditional drug development programs.

In addition to the risks set forth in this Risk Factors section associated with developing and commercializing more traditional pharmaceutical drugs, there are additional, unique risks associated with gene therapy products like our product candidate valoctocogene roxaparvovec (formerly referred to as BMN 270). The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too little or too much of the desired protein or RNA. Although a one-time administration of a gene therapy product like our product candidate valoctocogene roxaparvovec is intended to correct an inborn genetic defect for the entire lifetime of a patient, there is a risk that the therapeutic effect will not be durable and production of the desired protein or RNA will decrease over time or cease entirely. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused by potential overproduction of the desired protein. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.

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

We may decide to submit a BLA for valoctocogene roxaparvovec through the FDA’s accelerated approval pathway. If original FDA approval for valoctocogene roxaparvovec is obtained via the accelerated approval pathway, we may be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of the FDA’s marketing approval for valoctocogene roxaparvovec, which could have a negative effect on our business and financial condition.

Even if we obtain and maintain regulatory approval for valoctocogene roxaparvovec, we may experience delays, and increased costs, in developing, optimizing and operating a sustainable, reproducible and large-scale manufacturing process. Gene therapy products are novel, complex and difficult to manufacture, and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. We invested a considerable amount of capital building our own commercial gene therapy manufacturing facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. As we develop, seek to optimize and operate the valoctocogene roxaparvovec manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies or commercializing valoctocogene roxaparvovec in a timely, or on a profitable, basis, if at all.

Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we also face uncertainty with respect to the pricing, coverage and reimbursement of valoctocogene roxaparvovec, if approved. In order to recover our research and development costs and commercialize this one-time treatment on a profitable basis, we expect the cost of a single administration of valoctocogene roxaparvovec to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third-party payers will be essential for the vast majority of patients to be able to afford valoctocogene roxaparvovec. Accordingly, sales of valoctocogene roxaparvovec, if approved, will depend substantially, both domestically and internationally, on the extent to which its cost will be paid by third-party payers. Even if coverage is provided, the reimbursement amounts approved by third-party payers may not be high enough to allow us to realize sufficient revenues from our investment in the development of valoctocogene roxaparvovec.

We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for valoctocogene roxaparvovec, the commercial success of valoctocogene roxaparvovec will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product candidate in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Even if valoctocogene roxaparvovec displays a favorable efficacy and safety profile in clinical trials and is ultimately approved, market acceptance of valoctocogene roxaparvovec will not be fully known until after it is launched. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the development and commercialization of, and demand for, valoctocogene roxaparvovec.

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

As of December 31, 2018, we had cash, cash equivalents and investments totaling $1.3 billion and long-term debt obligations of $870.0 million (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.

In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to Palynziq, we are obligated to make certain payments to Merck Serono if sales and development milestones are achieved. The remaining milestone payments that may become payable include up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and Palynziq, and up to a maximum of €75 million, in cash, if future development milestones are met with respect to Palynziq.

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

As of December 31, 2018, we had $870.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments and terminated the credit facility that we entered into in November 2016, which had provided for up to $100.0 million in revolving loans (the 2016 Credit Facility). The 2018 Credit Facility replaced the 2016 Credit Facility. Our indebtedness may:

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

In addition, the 2018 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2018 Credit Facility, the outstanding borrowings thereunder could become immediately due and payable, the 2018 Credit Facility lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indentures governing our Notes. If we default under any of the Notes, such Notes could become immediately due and payable and it could lead to defaults under the other Notes and/or the 2018 Credit Facility.

In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

Our outstanding indebtedness consists primarily of the 2020 Notes and 2024 Notes, which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. In addition, in the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option, and the 2020 Notes will be freely convertible on or after July 15, 2020. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.

We could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2020 Notes as a current rather than long-term liability (for example, if there are 12 months or less remaining until maturity), which would result in a material reduction of our net working capital. While we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Furthermore, if we are required to share settle any conversions of Notes, due to lack of requisite liquidity or otherwise, we may cease to be eligible to account for the Notes using the treasury stock method, which may adversely impact our diluted earnings per share. In addition, we also may borrow up to $200.0 million in revolving loans under the 2018 Credit Facility, which would be required to be repaid in cash at maturity on October 19, 2021, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remains outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020.

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

We have entered into contractual relationships with third-party manufacturers to produce active ingredients in Firdapse, Kuvan and Palynziq. If those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for Firdapse, Kuvan and Palynziq, or sell these products at all, we may lose potential revenue, and we may be forced to terminate a program. We have contracts for the production of final product for Firdapse, Kuvan and Palynziq. We also currently rely on third parties for portions of the manufacture of Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

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

Any interruption in the supply of finished products could hinder our ability to distribute finished products to meet commercial demand and adversely affect our financial results and financial condition.

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

Third-party payers, such as government or private healthcare insurers, carefully review and increasingly challenge the prices charged for drugs. Reimbursement rates from private companies vary depending on the third-party payer, the insurance plan and other factors. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

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

These programs are not well defined in some countries and are subject to changes in requirements and funding levels. Any change to these programs could adversely affect our ability to sell our products in those countries and delay sales. If the programs are not funded by the respective government, there could be insufficient funds to pay for all patients. Further, governments have and may continue to undertake unofficial measures to limit purchases of our products, including initially denying coverage for purchasers, delaying orders and denying or taking excessively long to approve customs clearance. Any such actions could materially delay or reduce our revenues from such countries.

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

We expect that coverage and reimbursement may be increasingly restricted in all the markets in which we sell our products. The escalating cost of healthcare has led to increased pressure on the healthcare industry to reduce costs. In particular, drug pricing by pharmaceutical companies has recently come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Governmental and private third-party payers have proposed healthcare reforms and cost reductions. A number of federal and state proposals to control the cost of healthcare, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding healthcare may affect coverage and reimbursement for medical treatment by third-party payers, which may render our products not commercially viable or may adversely affect our future revenues and gross margins.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or mandatory price cuts or reduce the value of our intellectual property portfolio. As part of these cost containment measures, some countries have imposed and continue to propose revenue caps limiting the annual volume of sales of our products. Some of these caps are significantly below the actual demand in certain countries, and if the trend regarding revenue caps continues, our future revenues and gross margins may be adversely affected.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. While the Texas U.S. District Court Judge, as well as the current U.S. Presidential administration and the Centers for Medicare and Medicaid Services (CMS), have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future in the U.S. or abroad, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny in countries worldwide over the manner in which manufacturers set prices for their marketed products.

In the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Moreover, the U.S. Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Likewise, in many EU countries, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU countries and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. Moreover, in order to obtain reimbursement for our products in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies.

Legally mandated price controls on payment amounts by governmental and private third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2018.

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

If we are found in violation of healthcare laws or privacy and data protection laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, financial condition and results of operations.

We are subject to various healthcare laws and regulations in the U.S. and internationally, including anti-kickback laws, false claims laws, data privacy and security laws, and laws related to ensuring compliance. In the U.S., the federal Anti-Kickback Statute makes it illegal for any person or entity, including a pharmaceutical company, to knowingly and willfully offer, solicit, pay or receive any remuneration, directly or indirectly, in exchange for or to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. Under the federal Anti-Kickback Statute and related regulations, certain arrangements are deemed not to violate the federal Anti-Kickback Statute if they fit within a statutory exception or regulatory safe harbor. However, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback liability, although we seek to comply with these safe harbors. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to referral of patients for healthcare services reimbursed by any source, not just governmental payers.

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

In addition, recent healthcare reform legislation has strengthened these laws in the U.S. For example, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to commit a violation. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

The European Regulation 2016/679, known as the General Data Protection Regulation (GDPR), as well as EU Member State implementing legislations, apply to the collection and processing of personal data, including health-related information, by companies located in the EU, or in certain circumstances, by companies located outside of the EU and processing personal information of individuals located in the EU. These laws impose strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to (i) obtaining, in some situations, the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) ensuring the security and confidentiality of the personal data, (iv) the obligation to notify regulatory authorities and affected individuals of personal data breaches, (v) extensive internal privacy governance obligations, and (vi) obligations to honor rights of individuals in relation to their personal data (for example, the right to access, correct and delete their data). The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection laws remains.

Potential pecuniary fines for noncompliant companies may be up to the greater of €20 million or 4% of annual global revenue. The GDPR has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional potential mechanisms to ensure compliance with the new EU data protection rules.

Substantial new provisions affecting compliance have also been adopted in the U.S. and certain foreign countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians and teaching hospitals, as well as investment and ownership interests held by physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, manufacturers will also be required to report on payments or transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. Likewise, in many foreign countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted legislation creates reporting obligations on payments, gifts and benefits made to these professionals; however, implementing regulations enacting such laws are still pending and subject to varying interpretations by courts and government agencies. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.

Due to the breadth of the healthcare and privacy and data protection laws described above, the narrowness of available statutory and regulatory exceptions and safe harbors and the increased focus by law enforcement agencies in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. If we are found in violation of one of these laws, we may be subject to criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, and debarment, suspension or exclusion from participation in government healthcare programs, any of which could adversely affect our business, financial condition and results of operations.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our revenue and results of operations.

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the EU in a national referendum (Brexit). The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to Article 50 of the European Union Treaty, unless the European Council, in agreement with the United Kingdom, unanimously decides to extend this period, or if the United Kingdom opts to remain in the EU. On March 29, 2017, the United Kingdom’s Prime Minister formally delivered the notice of withdrawal. It appears likely that this withdrawal will continue to involve lengthy negotiations between the United Kingdom and European Union Member States to determine the future terms of the United Kingdom’s relationship with the EU, and the wider EEA.

These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to global financial and banking markets, as well as on regulatory processes in Europe and the EEA. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our shares. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in all markets, increase costs, depress economic activity and restrict access to capital.

If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU countries pursue withdrawal, barrier-free access between the United Kingdom and other EU or EEA countries could be diminished or eliminated, which could make our doing business in the EU more difficult. As a result of Brexit, we may face disruptions in our supply chain, inventory management, manufacturing process and product distribution network, which could adversely affect our business and results of operations. Moreover, Brexit may also lead to new regulatory costs and challenges that could have a material adverse effect on our operations. The EMA has issued guidance to marketing authorization holders of centrally authorized medicinal products regarding certain requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the EC to be established in the EU, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, be performed in the EU. Furthermore, there are few indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the United Kingdom.

If we fail to comply with U.S. export control and economic sanctions, our business, financial condition and operating results may be adversely affected.

Our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Exports of our products and solutions must be made in compliance with these laws and regulations. Changes to these laws and regulations, or to the countries, governments, persons or activities targeted by such laws, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers, which would likely adversely affect our results of operations, financial condition or strategic objectives. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or officers and, in extreme cases, the incarceration of responsible employees or officers.

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

Moreover, there has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement support offerings, clinical education programs and promotional speaker programs. If we, our third-party agents or donation recipients are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry reputation and increase scrutiny over our business and our products

Changes in funding for the FDA, the EMA and other government agencies or government shutdowns could hinder the ability of such agencies to hire and retain key leadership and other personnel or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

Changes in funding levels of government agencies can affect their ability to hire and retain key personnel and carry out their normal functions that support our business. For example, the ability of the FDA to timely review and approve INDs or marketing authorizations for our product candidates may be hindered by a lack of resources and qualified personnel. In addition, funding of other government agencies on which our operations rely, including those that fund research and development activities, is subject to the political budget process, which is inherently fluid and unpredictable.

Government shutdowns could also impact the ability of government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including for a period of 35 days beginning on December 22, 2018. During a shutdown, certain regulatory agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our international operations pose currency risks, which may adversely affect our operating results and net income.

A significant and growing portion of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the United Kingdom Pound, the Canadian Dollar and several other currencies, changes in those currencies relative to the U.S. Dollar will impact our revenues and expenses. If the U.S. Dollar were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the U.S. Dollar were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in U.S. Dollars, changes in currency exchange rates between the U.S. Dollar and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

We implement currency hedges intended to reduce our exposure to changes in certain foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

•	Patents have limited duration and expire. For example, our patents related to Aldurazyme expire in November 2019 and in 2020.
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

Under policies recently adopted in the EU, clinical trial data submitted to the EMA in MAAs that were traditionally regarded as confidential commercial information are now subject to public disclosure. Subject to our ability to review and redact a narrow sub-set of confidential commercial information, the new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future MAA submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.

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

We received separate paragraph IV notice letters in 2016, 2015 and 2014 from Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL) and Par Pharmaceutical, Inc. (Par) notifying us that each of DRL and Par had filed ANDAs seeking approval of proposed generic versions of Kuvan (sapropterin dihydrochloride) 100 mg oral powder and Kuvan 100 mg oral tablets prior to the expiration of our Kuvan-related patents listed in the Orange Book. We filed lawsuits alleging patent infringement against DRL and Par, and in 2017, 2016 and 2015 we entered into separate settlement agreements with DRL (the DRL Settlement Agreement) and Par (the Par Settlement Agreement) that resolved the patent litigation in the U.S. Under the terms of the DRL Settlement Agreement, we granted DRL a non-exclusive license to our Kuvan-related patents to allow DRL to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances. Under the Par Settlement Agreement, we granted Par a non-exclusive license to our Kuvan-related patents to allow Par to market a generic version of sapropterin dihydrochloride in 100 mg oral tablets and oral powder in 100 mg and 500 mg packet formulations in the U.S. for the indications approved for Kuvan beginning on: April 1, 2021 if Par is not entitled to the statutory 180-day first filer exclusivity period; October 1, 2020 if Par is entitled to the statutory 180-day first filer exclusivity period; or earlier under certain circumstances.

We expect generic versions of Kuvan to first become available in the U.S. in the fourth quarter of 2020.The DRL Settlement Agreement and the Par Settlement Agreement, as well as any future ANDA or related legal proceeding, could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if any ANDA filer we bring suit against is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL and Par following the settlements described above could have a material adverse effect on our revenue and results of operations.

We also face potential generic competition for Kuvan in certain foreign countries, and there is a process equivalent to the ANDA process under Article 10 of Directive 2001/83/EC in the EU. Our ability to successfully market and sell Kuvan in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for Kuvan vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for Kuvan are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenue and results of operations.

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

Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for Aldurazyme, Naglazyme and Palynziq and is one of two manufacturing facilities for Brineura and Vimizim. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support valoctocogene roxaparvovec clinical development activities and the anticipated commercial demand for valoctocogene roxaparvovec, if approved. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, power loss and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenue could be seriously impaired. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.

The impact of the recently passed U.S. comprehensive tax reform bill on us is uncertain and could have a material adverse effect on our business and financial condition.

On December 22, 2017, the U.S. President signed into law new legislation, known as the Tax Cuts & Jobs Act, which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Many aspects of the new federal tax law are unclear and may not be clarified for some time. Notwithstanding the reduction in the corporate income tax rate, it is possible that the Tax Cuts & Jobs Act, or regulations or interpretations under it, could adversely affect our business and financial condition, and such effect could be material. In addition, it is uncertain if and to what extent various U.S. states will conform to the newly enacted federal tax law.

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

Our valuation and stock price have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of our products;
•	manufacturing, supply or distribution of our product candidates and commercial products;
•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•	generic competition to Kuvan tablets and powder relating to our settlements with DRL and Par or potential generic competition from future competitors;
•	government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•	economic conditions in the U.S. or abroad;
•	negative publicity about us or the pharmaceutical industry;
•	changes in the structure of healthcare payment systems
•	cybersecurity incidents experienced by us or others in our industry
•	broad market fluctuations in the U.S., the EU or in other parts of the world;
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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. The Notes may in the future become convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table contains information about our current significant owned and leased properties as of December 31, 2018:

	Approximate		Lease
Location	Square Feet	Use	Expiration Date
San Rafael facility, San Rafael, California	407,300	Corporate headquarters, laboratory and office	Owned property
Several facilities in Novato, California	275,600	Clinical and commercial manufacturing, laboratory and office	Owned property
Several leased facilities in Novato, California	226,200	Office and warehouse	2020-2023
Shanbally facility, Cork, Ireland	209,600	Manufacturing, laboratory and office	Owned property
Dublin, Ireland	43,500	Office	2030
Brisbane, California	38,300	Office	2029
London, England	22,600	Office	2025

We expect that these properties, together with our other smaller leased office facilities in various countries, will be adequate for our operations for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “BMRN” on the Nasdaq Global Select Market.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the year ended December 31, 2018.

Holders

As of February 13, 2019, there were 44 holders of record of 178,372,202 outstanding shares of our common stock.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph shows the value of an investment in BioMarin common stock, the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index, assuming the investment of $100.00 at the beginning of the period and the reinvestment of dividends, if any. Our common stock is traded on the Nasdaq Global Select Market and is a component of both the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The

comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

* $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

	Fiscal Year Ending December 31,
	2013	2014	2015	2016	2017	2018
BioMarin Pharmaceutical Inc.	$100.00	$128.50	$148.91	$117.75	$126.75	$121.04
Nasdaq Composite	100.00	114.62	122.81	133.19	172.11	165.84
Nasdaq Biotechnology	100.00	131.71	140.56	112.25	133.67	121.24

Item 6. Selected Consolidated Financial Data

We derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Years Ended December 31,
	(In millions, except for per share data)
	2018 (1)	2017 (1)	2016 (1)	2015	2014
Consolidated Statements of Operations data:
Total revenues	$1,491.2	$1,313.6	$1,116.9	$889.9	$749.3
Total costs and expenses	$1,614.7	$1,328.3	$1,920.3	$1,000.6	$842.2
Loss from operations	$(123.5)	$(14.7)	$(803.4)	$(110.7)	$(92.9)
Provision for (benefit from) income taxes	$(65.5)	$81.2	$(200.8)	$17.1	$9.1
Net loss	$(77.2)	$(117.0)	$(630.2)	$(171.8)	$(134.0)
Net loss per share, basic	$(0.44)	$(0.67)	$(3.80)	$(1.07)	$(0.92)
Net loss per share, diluted	$(0.44)	$(0.67)	$(3.81)	$(1.07)	$(0.92)
Weighted average common shares outstanding, basic	177.1	174.4	166.0	160.0	146.3
Weighted average common shares outstanding, diluted	177.3	174.4	166.2	160.0	146.3

	December 31,
	(In millions)
	2018	2017	2016	2015	2014
Consolidated Balance Sheets data:
Cash, cash equivalents and investments (2)	$1,320.2	$1,781.7	$1,362.4	$1,018.3	$1,043.0
Total assets (1)	$4,427.1	$4,633.1	$4,023.7	$3,729.4	$2,475.4
Convertible senior notes, net (2)	$830.4	$813.5	$660.8	$662.3	$642.9
Other long-term obligations	$105.5	$194.4	$157.3	$220.8	$68.8
Total stockholders' equity	$2,967.9	$2,808.7	$2,766.3	$2,400.8	$1,527.9

(1)

See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion of our operating results, including gains on sales of intangible assets in 2018 and 2017 and impairment of intangible assets in 2016. Also, refer to the Consolidated Financial Statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K for additional discussion of the impact of adoption of new accounting pronouncements in 2018 and 2016 and new tax legislation in 2017.

(2)

See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion of our debt.

Quarterly Financial Data (unaudited)

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

	Three Months Ended
	(In millions, except per share data, unaudited)
	March 31,	June 30,	September 30,	December 31,
2018:
Total revenues	$373.4	$372.8	$391.7	$353.2
Net loss (1)	$(44.1)	$(16.8)	$(12.6)	$(3.7)
Net loss per share, basic (1)	$(0.25)	$(0.09)	$(0.07)	$(0.02)
Net loss per share, diluted (1)	$(0.26)	$(0.09)	$(0.07)	$(0.03)
2017:
Total revenues	$303.7	$317.4	$334.1	$358.3
Net loss (1)	$(16.3)	$(36.8)	$(12.5)	$(51.4)
Net loss per share, basic (1)	$(0.09)	$(0.21)	$(0.07)	$(0.29)
Net loss per share, diluted (1)	$(0.09)	$(0.21)	$(0.07)	$(0.30)

(1)

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion of gains on the sale of intangible assets, which impacted the second quarter of 2018 and fourth quarters of 2018 and 2017, and discussion of the incremental income tax expense related to the Tax Cuts and Jobs Act of 2017, which impacted the fourth quarter of 2017.

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

Our portfolio consists of several commercial therapies and multiple clinical and pre-clinical product candidates. A summary of our major commercial products, including key metrics, as of December 31, 2018, is provided below:

		United States	United	European
		Orphan	States	Union
		Drug	Biologic	Orphan Drug
		Exclusivity	Exclusivity	Exclusivity
Major Commercial Products	Indication	Expiration (1)	Expiration (2)	Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable (5)	2020 (5)
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (7)	2025	2030	TBD (7)
Vimizim (elosulfase alpha)	MPS IVA (8)	2021	2026	2024

(1)	See “Government Regulation—Orphan Drug Designation” below for further discussion
(2)	See “Government Regulation— Healthcare Reform” below for further discussion
(3)	For the treatment of Mucopolysaccharidosis I (MPS I)
(4)	For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)

For the treatment of phenylketonuria (PKU). Kuvan, a small molecule therapy, has been granted orphan drug status in the European Union (EU), which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in 2020.

(6)	For the treatment of Mucopolysaccharidosis VI (MPS VI)
(7)

For adult patients with PKU. Palynziq (formerly referred to as pegvaliase) was approved by the U.S. Food and Drug Administration (FDA) in May 2018 and our European Marketing Authorization Application (MAA) submission for Palynziq was accepted by the European Medicines Agency (EMA) in March 2018. We expect to learn the status of this MAA during the first half of 2019.

(8)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

A summary of our ongoing major development programs, including key metrics as of December 31, 2018, is provided below:

Major Product Candidates	Target	U.S. Orphan	EU Orphan
in Development	Indication	Designation	Designation	Stage
Palynziq in Europe	PKU	Yes	Yes	EU MAA regulatory review (1)
Valoctocogene roxaparvovec	Hemophilia A (2)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
(1)

In May 2018, the FDA granted marketing approval for Palynziq in the U.S., and our European MAA submission for Palynziq was accepted by the EMA in March 2018. We expect to learn the status of the MAA during the first half of 2019.

(2)	Hemophilia A is also called factor VIII deficiency or classic hemophilia.

Business Developments

We continued to grow our commercial business and advance our product candidate pipeline during 2018. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:

Product Approval

•

Palynziq – In May 2018, the FDA approved Palynziq, a PEGylated recombinant phenylalanine ammonia lyase enzyme product, for the treatment of adults with PKU who have inadequate blood phenylalanine control despite prior management with available treatment options including sapropterin. Palynziq was first made available in the U.S. in July 2018. We anticipate an opinion from the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the EMA, on Palynziq Injection for the treatment of patients 16 and older with PKU in the first quarter of 2019. If the CHMP provides a positive opinion in the first quarter of 2019, then in the second quarter of 2019 it is possible that the European Commission (EC) could provide marketing authorization in the EU.

Continued Emphasis on Research and Development

•

Valoctocogene roxaparvovec – We provided an update on our development of valoctocogene roxaparvovec, a gene therapy program for severe hemophilia A, that we completed enrollment of the initial cohort of patients in our Phase 3 study. Based on the FDA’s Draft Guidance for Human Gene Therapy for Hemophilia issued in July 2018, we expect that Phase 3 data from this cohort available in 2019 could support submission of a Biologics License Application (BLA) for valoctocogene roxaparvovec through an accelerated approval pathway. We plan to decide in the second half of 2019 whether we will submit a BLA through an accelerated approval pathway. The complete Phase 3 study is targeting enrollment of 130 patients by mid-year 2019.

•

Vosoritide – We announced that enrollment of the Phase 2 study, a randomized, placebo-controlled study of vosoritide in approximately 70 infants and young children with achondroplasia ages zero to less than 60 months for 52 weeks, is on track, and in the early part of the study, vosoritide has been generally well-tolerated. We provided data from the children in the ongoing Phase 2 study, which demonstrated 5.7 centimeters of cumulative additional height gained at 42 months. We expect to have over 5 years of clinical data from this study to corroborate maintenance of effect at the time of possibly filing for marketing authorization. The global Phase 3 study, which is fully enrolled, is a randomized, placebo-controlled study of vosoritide in approximately 110 children with achondroplasia between the ages of 5-14 years. We expect top line results from the 52-week Phase 3 study by the end of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Other Developments

•

Brineura – We announced in February 2019 that twenty-three patients in the ongoing open-label extension study treated with Brineura continued to show a reduced rate of decline compared to a natural history cohort of CLN2 disease for three years as measured by the CLN2 Clinical Rating Scale.

Outlook 2019

In 2019, we will continue to focus on our key operating objectives which include continued progression of our product pipeline and continued uptake of our commercial products. From a research and development (R&D) perspective, we expect to continue to invest in our various ongoing clinical studies, which support both our commercial products and pipeline of new product candidates. We expect to move forward on a number of late-stage clinical studies for new product candidates and plan to file marketing applications for various therapeutic areas.

From a commercial perspective, we expect to continue to build-out our commercial organization to support the commercialization of Brineura and Palynziq and the international expansion of Kuvan.

We continue to monitor conditions in the macroeconomic environment that could affect our ability to achieve our goals, such as changes in the reimbursement and payer landscape, a worsening of economic conditions in certain key markets, particularly in Europe and Latin America, patent expirations of competitive products and the launch of generic competitors, government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will adjust our business processes, as appropriate, to attempt to mitigate these risks to our business.

We expect that our product pipeline investments and expanding commercial infrastructure will enable us to execute on our 2019 operating objectives.

2018 Financial Highlights

Key components of our results of operations include the following:

	Years Ended December 31,
	2018	2017	2016
Net product revenues	$1,470.4	$1,270.4	$1,110.4
Cost of sales	$315.3	$241.8	$209.6
R&D expense	$696.3	$610.8	$661.9
Selling, general and administrative (SG&A) expense	$604.4	$554.3	$476.6
Intangible asset amortization and contingent consideration expense	$48.8	$46.5	$(27.0)
Impairment of intangible assets	$—	$—	$599.1
Gain on sale of intangible assets	$(50.0)	$(125.0)	$—
Provision for (benefit from) income taxes	$(65.5)	$81.2	$(200.8)
Net loss	$(77.2)	$(117.0)	$(630.2)

The decrease in Net Loss for the year ended December 31, 2018 as compared to 2017 was primarily attributed to increased sales across all of our products and the U.S. commercial launch of Palynziq, increased benefit from income taxes, partially offset by increased R&D expense for the expansion of our clinical programs and increased SG&A expense primarily due to the Palynziq U.S. commercial launch and European pre-launch activities, market preparation related to valoctocogene roxaparvovec and the continued expansion of marketing activities related to Brineura, which launched commercially in mid-2017. See “Results of Operations” below for additional information related to the Net Loss fluctuations presented above.

On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. See Note 4 to our accompanying Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Our cash, cash equivalents and investments totaled $1.3 billion as of December 31, 2018, compared to $1.8 billion as of December 31, 2017. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Critical Accounting Policies, Estimates and Judgments

In preparing our Consolidated Financial Statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the SEC), we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K, we believe the critical accounting policies below reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

•	Revenue Recognition and Related Allowances
•	Inventory
•	Valuation of Goodwill and Acquired Intangible Assets
•	Valuation of Contingent Consideration
•	Income Taxes

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition and Related Allowances

Net Product Revenues – Upon adoption of ASC Topic 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For Aldurazyme revenues, we receive a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme Corporation (Genzyme) depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Operations. Under ASC Topic 606, we recognize our best estimate of the entire revenue that it expects to receive when the product is released and control is transferred to Genzyme. We record Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from our estimates. Differences between the estimated variable consideration to be received from Genzyme and actual payments received are not expected to be material. If actual results vary from our estimates, we will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.

Prior to adoption of ASC Topic 606, for Aldurazyme revenues, we only recognized a portion of the tiered payment as product transfer revenue when the product was released to Genzyme because all of our performance obligations were fulfilled at that point, the prices were substantially fixed or determinable and title to, and risk of loss for, the product had transferred to Genzyme. The product transfer revenue only represented the fixed amount per unit of Aldurazyme that Genzyme was required to pay us if the product was unsold by Genzyme. The amount of product transfer revenue was eventually deducted from the calculated royalty recognized when the product was subsequently sold by Genzyme. We recorded the Aldurazyme revenues based on net sales information provided by Genzyme and recorded product transfer revenues based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Revenue Related Allowances – We record product sales net of estimated mandatory and supplemental discounts to government payers, in addition to discounts to private payers, and other related charges. Rebates, cash discounts, and distributor fees represent the majority of our gross to net deductions and are recorded in the same period the related sales occur. Rebates include amounts paid to Medicaid, other government programs, certain managed care providers, as well as foreign government rebates. Rebates, cash discounts and distributor fees are estimates based on contractual arrangements or statutory obligations, which may vary by product and payer. Estimation requires evaluation of our historical experience, customer mix, current contractual and statutory obligations, specific known market events and trends and industry data. We evaluate our customer mix to estimate which sales will be subject to rebates and consider changes to government program guidelines that would impact the actual rebates and/or our estimates of which sales qualify for such rebates.

We update our estimates and assumptions each quarter based on actual historical experience and record any necessary adjustments to our reserves to reflect current information. We believe the methodologies that we use to estimate allowances are reasonable and appropriate given the facts and circumstances. However, actual results may differ significantly from our estimates.

The following table summarizes the consolidated activities and ending balances in our revenue related allowances:

Accrued rebates, cash discounts and distributor fees	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2018	$51.8	$132.6	$(123.4)	$61.0
Year ended December 31, 2017	43.4	108.5	(100.1)	51.8
Year ended December 31, 2016	$39.2	$81.2	$(77.0)	$43.4

Inventory Produced Prior to Regulatory Approval

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

In applying the lower of cost or net realizable value to pre-launch inventory, we estimate a range of likely commercial prices based on our comparable commercial products and consider the product candidate’s stability data for all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. If the criteria for capitalizing inventory produced prior to regulatory approval are not met, we recognize such costs as R&D expense in the period incurred. As of December 31, 2018, there was no pre-launch inventory on our Consolidated Balance Sheets.

Valuation of Goodwill and Acquired Intangible Assets

We have recorded goodwill and acquired intangible assets primarily related to in-process research and development (IPR&D) projects through acquisitions accounted for as business combinations. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair value of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require significant estimates and assumptions including but not limited to:

•	estimating the time and resources needed to complete the development and approval of product candidate;
•	estimating future cash flows from product sales;
•	developing appropriate probability of success rates for unapproved product candidates considering their stages of development;
•	projecting timing of regulatory approval; and
•	risks related to the viability of and potential alternative treatments in any future target markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing. We review our goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently if warranted by events or changes in circumstances indicate that the carrying amount may not be recoverable.

We assess goodwill impairment by comparing the fair value of our single reporting unit with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded.

We assess impairment of indefinite-lived intangible assets first by performing a qualitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of our indefinite-lived intangible assets is less than its carrying amount, then we will perform a quantitative assessment and record an impairment loss. We assess definite-lived intangible assets for recoverability when there is an indication of impairment by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

Valuation of Contingent Consideration

Significant estimates and judgments are required in determining the acquisition fair value of any contingent obligations incurred in connection with an acquisition. We estimate the fair value of contingent consideration utilizing a probability-based income approach inclusive of an estimated discount rate. Each period we reassess the fair value of the contingent consideration associated with certain acquisitions and record increases in the fair value as contingent consideration expense and record decreases in the fair value as a reduction of contingent consideration expense. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs including the estimated probability with respect to regulatory approval, changes in the assumed timing of when milestones are likely to be achieved and changes in assumed discount periods and rates. Accordingly, subsequent changes in the underlying facts and circumstances could result in changes to our estimates and assumptions, which could have a material impact on the estimated future fair values of contingent consideration.

We believe the fair value used to record contingent consideration incurred in connection with business combinations is based on reasonable estimates and assumptions given the facts and circumstances as of the related valuation date.

Income Taxes

We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. Our Consolidated Balance Sheets reflect net deferred tax assets and liabilities, which are measured using enacted tax rates. The net deferred tax assets primarily represent the tax benefit of tax credits and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. We utilize financial projections to support our net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly, it may have a material impact on our ability to realize our deferred tax assets. Changes in our valuation allowance will result in a change to tax expense.

We establish liabilities or reduce assets for certain tax position when we believe certain tax position are not more likely than not to be sustained if challenged. Each quarter, we evaluate these uncertain tax position and adjust the related tax assets and liabilities in light of changing facts and circumstances.

We are subject to income taxes in the U.S. and various foreign jurisdictions, including Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. Management is not aware of any potential changes that would have a material effect on our Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Recent Accounting Pronouncements

See Note 4 to our accompanying Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations

Net Loss

Our net loss for the year ended December 31, 2018 was $77.2 million, compared to net losses of $117.0 million and $630.2 million for the years ended December 31, 2017 and 2016, respectively. The changes in Net Loss were primarily a result of the following:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total revenues	$1,491.2	$1,313.6	$1,116.9	$177.6	$196.7
Cost of sales	315.3	241.8	209.6	73.5	32.2
R&D expense	696.3	610.8	661.9	85.5	(51.1)
SG&A expense	604.4	554.3	476.6	50.1	77.7
Intangible asset amortization and contingent consideration	48.8	46.5	(27.0)	2.3	73.5
Impairment of intangible assets	—	—	599.1	—	(599.1)
Gain on sale of intangible asset	(50.0)	(125.0)	—	75.0	(125.0)
Other, net	(19.1)	(21.0)	(27.7)	1.9	6.7
Provision for (benefit from) income taxes	(65.5)	81.2	(200.8)	(146.7)	282.0
Net loss	$(77.2)	$(117.0)	$(630.2)	$39.8	$513.2

Net Product Revenues

Net Product Revenues consisted of the following:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Aldurazyme	$135.1	$90.0	$93.8	$45.1	$(3.8)
Brineura	39.9	8.6	—	31.3	8.6
Firdapse	21.7	18.8	18.0	2.9	0.8
Kuvan	433.6	407.5	348.0	26.1	59.5
Naglazyme	345.9	332.2	296.5	13.7	35.7
Palynziq	12.2	—	—	12.2	—
Vimizim	482.0	413.3	354.1	68.7	59.2
Total net product revenues	$1,470.4	$1,270.4	$1,110.4	$200.0	$160.0

The following is additional discussion of our Net Product Revenue results for our major products:

•

Aldurazyme – The increase in 2018 compared to 2017 is attributable to an increase in sales volume and the adoption of ASC Topic 606, which contributed $20.2 million to the increase. Although Genzyme sells Aldurazyme worldwide, the net product revenues earned by us on Genzyme’s net sales are denominated in USD.

The decrease in 2017 compared to 2016 was primarily attributable to the decreases in shipments to Genzyme, offset in part by the increase in Aldurazyme revenue reported by Genzyme. Aldurazyme revenues reported by Genzyme totaled $233.8 million and $223.3 million in 2017 and 2016, respectively.

See Note 4 to our accompanying Consolidated Financial Statements for additional information on the impact of ASC Topic 606 on our 2018 results.

•	Brineura – The increase in 2018 compared to 2017 was primarily attributable to new patients initiating therapy as the product was commercially launched in mid-2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

•

Kuvan – The increase in 2018 compared to 2017 was primarily attributable to an increase in patients initiating therapy in North America. The increase in 2017 compared to 2016 was due to an increase in patients initiating therapy in the U.S. and new patients in the ex-North American territories to which we acquired in 2016.

•

Naglazyme – The increase in 2018 compared to 2017 was primarily attributable to new patients initiating therapy in Turkey and North America and government ordering patterns in the Middle East, partially offset by a decrease due to the impact of government ordering patterns from certain Latin American countries. The increase in 2017 compared to 2016 was due to new patients initiating therapy, the positive impact of foreign currency exchange rates and the ordering patterns of central government orders from Latin America and Europe.

•

Palynziq – The increase in 2018 compared to 2017 was primarily attributable to the conversion of clinical patients to commercial Palynziq in the U.S. in 2018 following the commercial launch of Palynziq in July 2018.

•	Vimizim – The increase in 2018 compared to 2017 and in 2017 compared to 2016 was primarily attributable to new patients initiating therapy and government ordering patterns.

In certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The ordering patterns of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sales denominated in USD	$891.7	$748.5	$643.2	$143.2	$105.3
Sales denominated in foreign currencies	578.7	521.9	467.2	56.8	54.7
Total net product revenues	$1,470.4	$1,270.4	$1,110.4	$200.0	$160.0

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during 2018 was negative by $0.7 million, which was primarily driven by the Brazilian Real. During 2017, the net impact of foreign currency exchange rates was positive by $5.5 million, which was primarily driven by the Brazilian Real and the Euro. During 2016, the net impact of foreign currency exchange rates was negative by $3.6 million, which was primarily driven by the British Pound. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K for information on currency exchange rate risk related to our revenues.

Royalty and Other Revenues

Royalty and Other Revenues include royalties on net sales of products to licensees or sublicensees, collaborative agreement revenues and rental income associated with the tenants in our San Rafael, California facility.

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Royalty and other revenues	$20.9	$43.2	$6.5	$(22.3)	$36.7

In 2017 we recognized $31.5 million net upfront license revenue from Sarepta Therapeutics (Sarepta) and $3.8 million in royalty revenue earned on Sarepta net sales during 2017. We expect to continue to earn royalties from third parties in the future.

Cost of Sales and Product Gross Margin

Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

facilities, third-party manufacturing costs, and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products.

The following table summarizes our cost of sales and product gross margin:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total net product revenues	$1,470.4	$1,270.4	$1,110.4	$200.0	$160.0
Cost of sales	315.3	241.8	209.6	73.5	32.2
Product gross margin	79%	81%	81%	(2%)	0%

The 2018 increase in Cost of Sales was primarily attributable to increased Vimizim manufacturing costs and increased sales volume for Aldurazyme. Gross margin decreased in 2018 compared to 2017 primarily due to the impact of adopting ASC Topic 606 on Aldurazyme net product revenues and increased Vimizim and Naglazyme manufacturing costs. Under ASC 606, which we adopted on January 1, 2018, we recognize the full amount of expected Aldurazyme revenue in the same period as related cost of sales. Prior to adoption Aldurazyme gross margins fluctuated depending on the mix of product transfer revenue and variable consideration recognized in the period. Our product gross margin for the year ended December 31, 2017 remained flat compared to 2016. We expect total product gross margin to remain near 80 percent over the next twelve months.

Research and Development

R&D expense includes costs associated with the research and development of product candidates and post-marketing research commitments related to our approved products. R&D expense primarily includes preclinical and clinical studies, personnel and raw materials costs associated with manufacturing clinical product, quality control and assurance, other R&D activities, facilities and regulatory costs.

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

R&D expense increased to $696.3 million for the year ended December 31, 2018, compared to $610.8 million and $661.9 million for the years ended December 31, 2017 and 2016, respectively. R&D expense consisted of the following:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Palynziq	$94.8	$122.1	$88.6	$(27.3)	$33.5
Valoctocogene roxaparvovec	161.7	118.2	58.9	43.5	59.3
Vosoritide	89.3	55.1	55.8	34.2	(0.7)
Tralesinidase alfa	82.2	56.0	46.1	26.2	9.9
Brineura	46.9	52.0	77.2	(5.1)	(25.2)
Other approved products	70.6	72.1	65.0	(1.5)	7.1
Early stage programs	68.2	65.4	55.9	2.8	9.5
Other	82.6	69.9	214.4	12.7	(144.5)
Total	$696.3	$610.8	$661.9	$85.5	$(51.1)

2018 compared to 2017

The increase in R&D expense primarily comprised the following:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

•	an increase in costs for clinical studies related to our valoctocogene roxaparvovec and vosoritide product candidates;
•	an increase in costs of the manufacturing of our tralesinidase alfa clinical product; and
•	an increase in costs related to other R&D expenses primarily related to activity for our preclinical programs;
•	partially offset by a decrease in costs related to Palynziq, for which capitalization of manufacturing costs began in the second quarter of 2018 following FDA approval; and
•	a decrease in clinical manufacturing costs related to Brineura.

During 2019, we expect our R&D spending to increase over 2018 levels primarily due to our valoctocogene roxaparvovec, vosoritide and other programs progressing in their development. We also expect increased spending on preclinical activities for our early development stage programs and we expect to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products.

2017 compared to 2016

The decrease in R&D expense primarily comprised the following:

•

a decrease in costs related to other R&D expense primarily related to R&D spending in 2016 on the Kyndrisa, other exon-skipping, and reveglucosidase alfa development programs, all of which were terminated in 2016; and

•

a decrease in costs related to Brineura, which was approved for marketing in the U.S. and EU in June 2017 and July 2017, respectively. During the second quarter of 2016, we evaluated the facts and circumstances supporting recoverability of pre-launch manufacturing costs related to Brineura and concluded that recoverability was probable, resulting in the decrease in R&D costs as pre-launch manufacturing costs began to be capitalized during 2016. Prior to the second quarter of 2016, Brineura pre-launch manufacturing costs incurred were expensed to R&D expense as significant uncertainty existed over the recoverability of the costs at the time;

•	partially offset by an increase in clinical trial activities related to tralesinidase alfa, Palynziq and valoctocogene roxaparvovec product candidates; and
•	an increase in pre-clinical activity for our early stage programs.

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

SG&A expense increased to $604.4 million for the year ended December 31, 2018, compared to $554.3 million and $476.6 million for the years ended December 31, 2017 and 2016, respectively. SG&A expenses consisted of the following:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
S&M expense	$324.2	$291.5	$252.9	$32.7	$38.6
G&A expense	280.2	262.8	223.7	17.4	39.1
Total SG&A expense	$604.4	$554.3	$476.6	$50.1	$77.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Components of S&M expense were as follows:

	Years Ended December 31,
S&M expense by product:	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Brineura	$44.2	$31.6	$15.4	$12.6	$16.2
Palynziq	29.4	11.5	3.3	17.9	8.2
Other approved products	208.8	220.8	185.5	(12.0)	35.3
Other	41.8	27.6	48.7	14.2	(21.1)
Total S&M expense	$324.2	$291.5	$252.9	$32.7	$38.6

2018 compared to 2017

The increase in S&M expense was primarily a result of the following:

•	the Palynziq U.S. commercial launch and European pre-launch activities;
•	the continued expansion of marketing activities related to Brineura; and
•	pre-launch activities related to our valoctocogene roxaparvovec product candidate;
•	partially offset by a decrease in marketing activities related to our mature products as resources were shifted toward activities noted above.

The increase in G&A expense was primarily due to increased personnel-related costs mainly due to increased headcount to support our growth and other administrative-related costs.

We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Palynziq, pre-commercialization efforts related to product candidates, and the continued international expansion of Vimizim and the PKU franchise.

2017 compared to 2016

The increase in S&M expense was primarily a result of the following:

•	an increase in costs related to Kuvan and Vimizim due to continued worldwide expansion of commercial activities; and
•	an increase in costs related to Brineura primarily due to marketing expense related to the commercial launch of Brineura in 2017;
•	partially offset by a decrease in other S&M expenses primarily due to the decrease in S&M activities related to Kyndrisa and other terminated programs.

The increase in G&A expense was primarily due to increased personnel-related costs mainly due to increased headcount.

Intangible Asset Amortization and Contingent Consideration, Impairment of Intangible Assets and Gain on Sale of Intangible Assets

Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration, Impairment of Intangible Assets, and Gain on Sale of Intangible Assets were as follows:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Increases (decreases) in the fair value of contingent consideration	$18.5	$10.3	$(57.2)	$8.2	$67.5
Amortization of intangible assets	30.3	36.2	30.2	(5.9)	6.0
Total intangible asset amortization and contingent consideration	$48.8	$46.5	$(27.0)	$2.3	$73.5

Impairment of intangible assets	$—	$—	$599.1	$—	$(599.1)
Gain on sale of intangible assets	$(50.0)	$(125.0)	$—	$75.0	$(125.0)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

2018 compared to 2017

Fair value of contingent consideration – the changes in the fair value of the contingent consideration in 2018 were attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs, which was primarily related to the continued progress of the Palynziq program to support the filing and progress toward approval of the European MAA.

Amortization of intangible assets – the decrease in 2018 was due to a 2017 impairment of IPR&D assets that we had acquired from Zacharon Pharmaceuticals, Inc. (Zacharon), as the related development program was terminated. It is our policy to report impairment charges that are not material as a component of Intangible Asset Amortization and Contingent Consideration on our Consolidated Statements of Operations.

Impairment of Intangible Assets –no material impairment charges were recorded in 2018 or 2017. See Note 6 to our accompanying Consolidated Financial Statements for additional information regarding our Intangible Assets.

Gain on Sale of Intangible Assets – we recognized a gain of $50.0 million in the year ended December 31, 2018 due to a third party’s achievement of development and regulatory approval milestones related to a previously sold intangible asset. See Note 6 to the accompanying Consolidated Financial Statements for additional information.

2017 compared to 2016

Fair value of contingent consideration – The changes in fair value of contingent consideration in 2017 was primarily attributed to the following:

•	the continued progress of the Palynziq developmental program; and
•	the progress of the talazoparib program being developed by Pfizer Inc.;
•

partially offset by the reversal in 2017 of the fair value of the Firdapse FDA approval milestone due to the reduction of the estimated probability of achieving such milestone prior to its expiration date; and

•

the termination of the Kyndrisa and reveglucosidase alfa development programs in 2016 resulted in the reversal of the fair value of the remaining contingent consideration related to the Prosensa Holding N.V. and Zystor Therapeutics, Inc. acquisitions, respectively.

Amortization of intangible assets – the increase in amortization of intangible assets during 2017 was primarily attributable to the impairment of IPR&D assets we acquired from Zacharon

Impairment of Intangible Assets – no material impairment charges were recorded in 2017. In 2016, we recorded an impairment charge of $599.1 million related to the Kyndrisa and other exon and reveglucosidase alfa IPR&D assets based on the termination of the internal development of the respective programs.

Gain on Sale of Intangible Assets – In December 2017, we sold the Priority Review Voucher (PRV) that we received in connection with the FDA approval of Brineura. In exchange for the PRV, we received lump sum payment of $125.0 million, which was recognized as a gain on the sale of intangible assets.

Interest Expense

We incur interest expense on our convertible debt. Interest expense consisted of the following:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Coupon interest	$12.5	$10.4	$9.6	$2.1	$0.8
Amortization of debt issuance costs	3.6	3.7	3.4	(0.1)	0.3
Accretion of discount on convertible notes	27.6	28.6	26.5	(1.0)	2.1
Total interest expense	$43.7	$42.7	$39.5	$1.0	$3.2

The increased interest expense in 2018 compared to 2017 was primarily due to the issuance of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) in August 2017, partially offset by the maturity of our 0.75% senior subordinated convertible notes, which matured on October 15, 2018 (the 2018 Notes) in October 2018. The increased interest expense in 2017 compared to 2016 was attributable to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

issuance of the 2024 Notes. We expect Interest Expense to decrease moderately over the next 12 months due to the maturity of the 2018 Notes. See Note 12 to our accompanying Consolidated Financial Statements for additional information regarding our debt.

Interest Income

We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Changes during the periods presented for impairment of intangible assets, gain on sale of intangible assets and interest income were as follows:

	Years Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income	$22.8	$14.9	$7.5	$7.9	$7.4

The increase in interest income during 2018 compared to 2017 was primarily due to a higher investment balance during the period and higher average interest rate on investments. The increase in interest income during 2017 compared to 2016 was primarily due to a higher investment balance, which increased due to the investment of the net proceeds of $481.7 million from our August 2017 issuance of the 2024 Notes and higher average interest rate on investments. We expect Interest Income to decrease moderately over the next 12 months due to the repayment of the 2018 Notes.

Provision for (Benefit from) Income Taxes

On December 22, 2017, the 2017 Tax Act was signed into law. The new law has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits, including a 50% reduction in the orphan drug credit. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This resulted in our foreign subsidiaries being subject to U.S. taxation in the future. These changes were effective in 2018.

We recognized an income tax benefit of $65.5 million, an income tax expense of $81.2 million and an income tax benefit of $200.8 million in the years ended December 31, 2018, 2017 and 2016, respectively. Changes to tax laws and tax rates are required to be accounted for in the period of the enactment, therefore our 2017 tax provision included the impact of the 2017 Tax Act. Provision for (benefit from) income taxes for 2018, 2017 and 2016 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits, federal R&D credits and California R&D credits. The provision for (benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 were further impacted by the following items:

•

2017 included a provisional expense of $42.3 million related to the 2017 Tax Act primarily consisting of $33.1 million for the re-measurement of the net deferred tax assets at the lower enacted corporate tax rate and $9.2 million related to the new limitations on tax deductible compensation. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. Additionally, we established a $41.4 million valuation allowance on state tax credits as management assessed the impact of the 2017 Tax Act on our financial projections and concluded that it is more likely than not that these state tax credits will not be utilized in the foreseeable future because these credits do not expire and we project that we will be generating more credits than we will utilize on an annual basis. The 2017 Tax Act also includes a one-time mandatory deemed repatriation toll tax on accumulated earnings of our foreign subsidiaries that did not impact us due to a net deficit in these foreign subsidiaries.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act and recorded immaterial adjustments as of December 31, 2018. We have elected to account for Global Intangible Low-taxed Income (GILTI) as a current period expense when incurred.

•	2016 included a deferred tax benefit of $143.5 million associated with the GAAP impairment of the Kyndrisa IPR&D.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

The consolidated GAAP net loss includes all of our foreign subsidiaries. In accordance with Accounting Standards Codification Topic 740, Income Taxes, we calculate our provision for (benefit from) income taxes on an entity-by-entity and jurisdiction-by-jurisdiction basis as adjusted for differences between book-basis income and tax-basis income, which results in certain foreign entities being profitable and incurring foreign current income tax expense. Certain foreign entities incur significant amounts of R&D expense that results in significant losses that more than offset the income reported by the profitable foreign entities on a consolidated basis. The majority of these material R&D losses are in foreign jurisdictions that do not have net operating loss carryforward provisions that result in deferred tax assets, which results in an effective tax rate of 0% on approximately $142.0 million of foreign net losses during 2018. For the year ended December 31, 2018, our Dutch operations had GAAP income of $36.9 million. For the year ended December 31, 2018, other foreign operations generated GAAP income of approximately $91.1 million with an effective tax rate of approximately 10.6%.

Financial Position, Liquidity and Capital Resources

As of December 31, 2018, we had $1.3 billion in cash, cash equivalents, and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

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

As of December 31, 2018, $156.4 million of our $1.3 billion balance of cash, cash equivalents and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. See Note 14 to our accompanying Consolidated Financial Statements for additional discussion regarding income taxes.

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

Our liquidity and capital resources as of December 31 were as follows:

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash and cash equivalents	$494.0	$598.0	$408.3	$(104.0)	$189.7
Short-term investments	590.3	797.9	381.3	(207.6)	416.6
Long-term investments	235.9	385.8	572.8	(149.9)	(187.0)
Cash, cash equivalents and investments	$1,320.2	$1,781.7	$1,362.4	$(461.5)	$419.3

Convertible debt, net	$830.4	$1,174.5	$683.2	$(344.1)	$491.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Our cash flows for each of the years ended December 31 are summarized as follows:

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash & cash equivalents at the beginning of the period	$598.0	$408.3	$397.0	$189.7	$11.3
Net cash provided by (used in) operating activities	20.2	(8.8)	(227.8)	29.0	219.0
Net cash provided by (used in) investing activities	264.4	(305.5)	(484.0)	569.9	178.5
Net cash (used in) provided by financing activities	(388.0)	507.1	727.1	(895.1)	(220.0)
Foreign exchange impact	(0.6)	(3.1)	(4.0)	2.5	0.9
Cash & cash equivalents at the end of the period	$494.0	$598.0	$408.3	$(104.0)	$189.7
Short-term and long-term investments	826.2	1,183.7	954.1	(357.5)	229.6
Cash, cash equivalents and investments	$1,320.2	$1,781.7	$1,362.4	$(461.5)	$419.3

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities for the year ended December 31, 2018 was $20.2 million, compared to cash used in operating activities of $8.8 million for the year ended December 31, 2017. Cash provided by operating activities was primarily attributed to the timing of cash receipts from customers and payments to vendors, partially offset by higher inventory levels. The increase in accounts receivable is primarily due to the increase in Genzyme unbilled receivables due to the adoption of ASC Topic 606.

Cash used in operating activities for the year ended December 31, 2017 was $8.8 million, compared to cash used in operating activities of $227.8 million for the year ended December 31, 2016. Cash used in operating activities was primarily attributed to the timing of cash receipts from customers and payments to vendors, partially offset by higher inventory levels.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2018 was $264.4 million, compared to net cash used in investing activities of $305.5 million for the year ended December 31, 2017. Net cash provided by investing activities for the year ended December 31, 2018 was primarily attributable to $359.0 million in net maturities of available-for-sale debt securities and $50.0 million in milestone payment receipts related to a previously sold intangible asset, partially offset by $144.6 million in purchases of property, plant and equipment. We expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.

Net cash used in investing activities for the year ended December 31, 2017 was $305.5 million, compared to net cash used in investing activities of $484.0 million for the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2017 was primarily attributable to $229.5 million in net purchases of available-for-sale debt securities and $199.2 million in purchases of property, plant and equipment, partially offset by $125.0 million in milestone payment receipts related to a previously sold intangible asset.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $388.0 million, compared to net cash provided by financing activities of $507.1 million for the year ended December 31, 2017. Net cash used in financing activities for the year ended December 31, 2018 was primarily related to the $375.0 million settlement of the 2018 Notes, which matured in October 2018, partially offset by $31.6 million of net proceeds from issuances under our equity incentive plans.

Net cash provided by financing activities for the year ended December 31, 2017 was $507.1 million, compared to net cash provided by financing activities of $727.1 million for the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to $481.7 million of net proceeds from the issuance of the 2024 Notes, issued in August 2017, and $27.4 million of net proceeds from issuances under our equity incentive plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Other Information

Our $870.0 million (undiscounted) of total convertible debt as of December 31, 2018 will impact our liquidity due to the semi-annual cash interest payments. As of December 31, 2018, our indebtedness consisted primarily of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and the 2024 Notes (together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. See Note 12 to our accompanying Consolidated Financial Statements for additional discussion.

Our 2018 Notes matured in October 2018 and were settled with a combination of cash and shares of our common stock, consisting of approximately $375.0 million in cash and 190,220 in shares. The shares issued represented the value of the 2018 Notes in excess of the conversion price of $94.15, as measured over a 25-day averaging period. The cash payment was comprised of the principal, the value of fractional shares and the value of unconverted 2018 Notes. In October 2018, pursuant to a capped call transaction, which was entered into concurrently with the issuance of the 2018 Notes, we received from the capped call counterparties 95,127 shares of our common stock, which was accounted for as treasury shares and subsequently retired. No gain or loss was incurred upon the extinguishment of the 2018 Notes.

In the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes will be freely convertible on or after July 15, 2020. We intend to use the remaining balance of the net proceeds we received from the issuance of the 2024 Notes to repay, repurchase or settle in cash some or all of the 2020 Notes. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. Even if holders of the 2020 Notes do not elect to convert their 2020 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such Notes as a current liability rather than long-term liability (for example, when there are twelve months or less remaining until maturity), which would result in a material reduction of our net working capital.

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

In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility) and terminated the credit facility that we entered into in November 2016, which provided for up to $100.0 million in revolving loans (the 2016 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. We incurred approximately $1.0 million of issuance costs, which will be amortized to Interest expense over the term of the 2018 Credit Facility. We incurred no gain or loss upon the termination of the 2016 Credit facility. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. See Note 12 to our accompanying Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of December 31, 2018 for certain of our key programs were as follows:

Since Program
Inception
Palynziq	$617.7
Valoctocogene roxaparvovec	401.0
Vosoritide	319.0
Brineura	287.1
Other approved products	1,050.4
Other	Not meaningful

We may need or elect to increase our spending above our current long-term plans to be able to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of our commercial products; preclinical studies and clinical trials for our other product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell our products;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•	the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);
•	the timing, number, size and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;
•	the progress of research programs carried out by us.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions of U.S. Dollars, except as otherwise disclosed)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Contractual and Commercial Obligations

We have contractual and commercial obligations under our convertible debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of December 31, 2018 are presented in the table below.

	Payments Due within
				More
	1 Year	>1 -3	> 3 - 5	Than 5
	or Less	Years	Years	Years	Total
2020 Notes and related interest	$5.6	$380.6	$—	$—	$386.2
2024 Notes and related interest	3.0	5.9	5.9	498.0	512.8
Operating leases	13.0	23.7	20.6	27.7	85.0
R&D and purchase commitments	88.3	3.5	—	—	91.8
Total	$109.9	$413.7	$26.5	$525.7	$1,075.8

We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $477.3 million as of December 31, 2018, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $154.5 million relates to remaining amounts due to Ares Trading S.A. (Merck Serono), from whom in 2016 we acquired certain rights and other assets with respect to Kuvan and Palynziq, and $80.7 million relates to programs that are no longer being developed.

As of December 31, 2018, we have recorded $132.8 million of contingent consideration on our Consolidated Balance Sheets.

Any outstanding amounts due under the 2018 Credit Facility will be due in full in October 2021 with related interest, if any, due on a quarterly basis, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. As of December 31, 2018, there was no outstanding balance.

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

Foreign Currency Exchange Rate Risk

Our operations include manufacturing and sales activities in the U.S. as well as sales activities in regions outside the U.S, including Europe, Latin America and Asia Pacific. As a result, our financial results may be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (USD) and various foreign currencies, primarily the Euro. When the USD strengthens against these currencies, the relative value of the sales made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales increases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker USD and are adversely affected by a stronger USD relative to those foreign currencies in which we transact significant business.

During 2018, approximately 39% of our net product sales were denominated in foreign currencies and 17% of our operating expenses were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we may enter into forward foreign currency exchange contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The counterparties to these forward contracts are creditworthy multinational commercial banks, which minimizes the risk of counterparty nonperformance. We regularly review our hedging program and may, as part of this review, make changes to the program.

As of December 31, 2018, we had open forward contracts with notional amounts of $418.4 million. A hypothetical 10% strengthening in foreign currency exchange rates compared with the USD relative to exchange rates at December 31, 2018 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $43.7 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.

Based on our overall foreign currency exchange rate exposures at December 31, 2018, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our foreign currency sensitive assets, excluding our investments and open forward contracts by approximately $3.3 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.

Interest Rate Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes our cash equivalents and marketable debt securities. By policy, we place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. As stated in our investment policy, we seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk.

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

We have outstanding $375.0 million (undiscounted) of the 2020 Notes and $495.0 million (undiscounted) of the 2024 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of December 31, 2018, the fair value of our convertible debt was $911.3 million.

In connection with the October 2013 offering of the 2018 Notes, which matured in October 2018, and the 2020 Notes, we paid $29.8 million to purchase a capped call covering 3,982,988 shares of our common stock, with 50% related to the 2018 Notes and 50% related to the 2020 Notes. If the per share price of our common stock remains below $94.15, the capped call transaction would be not applicable and, therefore, would provide us no benefit in offsetting potential dilution from the 2020 Notes. If the per share price of our common stock exceeds $121.05, then, to the extent of the excess, the capped call transaction would result in additional dilution from conversion of the 2020 Notes.

As of December 31, 2018, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, we believe a hypothetical 100 basis point threshold reflects a reasonably possible near-term change in interest rates. Based on our investment portfolio and interest rates at December 31, 2018, we believe that a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $5.6 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Operations unless the investments are sold or we determine that the decline in the investment’s value is other than temporary.

The table below summarizes the expected maturities and average interest rates of our interest-generating investments at December 31, 2018 (in millions):

	Expected Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
Available-for-sale debt securities	$649.7	$182.3	$53.4	$—	$—	$0.2	$885.6
Average interest rate	2.8%	3.1%	3.2%	—	—	5.3%	2.9%

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

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears under “Exhibits, Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K and is set forth on pages F-1 to F-41.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2018. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).

Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2018 was effective.

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

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842). During the year ended 2018, we evaluated internal controls necessary to ensure that we adequately evaluated our contracts and properly assessed the impact of ASC Topic 842 on our financial statements to facilitate the adoption on January 1, 2019. We have implemented new internal controls. No new systems were implemented and we do not expect significant changes to our internal control over financial reporting due to the adoption of ASC Topic 842.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2019 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2019 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2019 annual meeting of stockholders.

The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2019 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2019 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2019 annual meeting of stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	80

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

3.2

Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on September 24, 2018 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

10.41†

Form of Agreement Regarding Performance Stock Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, previously filed with the SEC on February 27, 2017 as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.42†

BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, adopted April 10, 2017, previously filed with the SEC on June 12, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

10.47

Asset Purchase Agreement by and between Novartis Pharma AG, BioMarin Pharmaceutical Inc. and BioMarin Commercial Ltd., dated as of November 21, 2017, previously filed with the SEC on February 26, 2018 as Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated by reference herein.

10.48*

Credit Agreement by and among BioMarin Pharmaceutical Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender, and Citibank N.A. as L/C Issuer, and the Lenders party thereto, dated as of October 19, 2018.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: February 27, 2019	By:	/S/ DANIEL SPIEGELMAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-JACQUES BIENAIMÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
Jean-Jacques Bienaimé

/S/ DANIEL SPIEGELMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Daniel Spiegelman

/S/ BRIAN R. MUELLER	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Brian R. Mueller

/S/ WILLARD H. DERE, M.D.	Director	February 27, 2019
Willard H. Dere, M.D.

/S/ MICHAEL G. GREY	Director	February 27, 2019
Michael G. Grey

/S/ ELAINE J. HERON	Director	February 27, 2019
Elaine J. Heron

/S/ ROBERT J. HOMBACH	Director	February 27, 2019
Robert J. Hombach

/S/ V. BRYAN LAWLIS	Director	February 27, 2019
V. Bryan Lawlis

/S/ ALAN J. LEWIS	Director	February 27, 2019
Alan J. Lewis

/S/ RICHARD A. MEIER	Lead Independent Director	February 27, 2019
Richard A. Meier

/S/ DAVID PYOTT	Director	February 27, 2019
David Pyott

/S/ DENNIS J. SLAMON	Director	February 27, 2019
Dennis J. Slamon

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors

BioMarin Pharmaceutical Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for Revenue effective January 1, 2018, due to the adoption of Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers.

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
February 27, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioMarin Pharmaceutical Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BioMarin Pharmaceutical, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Francisco, California
February 27, 2019

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(In thousands of U.S. Dollars, except share and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:

Cash and cash equivalents	$493,982	$598,028
Short-term investments	590,326	797,940
Accounts receivable, net	342,633	261,365
Inventory	530,871	475,775
Other current assets	98,403	74,036
Total current assets	2,056,215	2,207,144
Noncurrent assets:
Long-term investments	235,864	385,785
Property, plant and equipment, net	948,682	896,700
Intangible assets, net	491,808	517,510
Goodwill	197,039	197,039
Deferred tax assets	460,952	399,095
Other assets	36,568	29,852
Total assets	$4,427,128	$4,633,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$437,290	$401,921
Short-term convertible debt, net	—	360,949
Short-term contingent consideration	85,951	53,648
Total current liabilities	523,241	816,518
Noncurrent liabilities:
Long-term convertible debt, net	830,417	813,521
Long-term contingent consideration	46,883	135,318
Other long-term liabilities	58,647	59,105
Total liabilities	1,459,188	1,824,462
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 178,252,954 and 175,843,749 shares issued and outstanding, respectively.	178	176
Additional paid-in capital	4,669,926	4,483,220
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(13,301)	(14,224)
Accumulated other comprehensive income (loss)	5,271	(22,961)
Accumulated deficit	(1,694,134)	(1,637,548)
Total stockholders’ equity	2,967,940	2,808,663
Total liabilities and stockholders’ equity	$4,427,128	$4,633,125

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

(In thousands of U.S. Dollars, except per share amounts)

	2018	2017	2016
REVENUES:
Net product revenues	$1,470,356	$1,270,445	$1,110,381
Royalty and other revenues	20,856	43,201	6,473
Total revenues	1,491,212	1,313,646	1,116,854
OPERATING EXPENSES:
Cost of sales	315,264	241,786	209,620
Research and development	696,328	610,753	661,905
Selling, general and administrative	604,353	554,336	476,593
Intangible asset amortization and contingent consideration	48,791	46,471	(26,953)
Impairment of intangible assets	—	—	599,118
Gain on sale of intangible assets	(50,000)	(125,000)	—
Total operating expenses	1,614,736	1,328,346	1,920,283
LOSS FROM OPERATIONS	(123,524)	(14,700)	(803,429)

Equity in the loss of BioMarin/Genzyme LLC	(553)	(1,291)	(538)
Interest income	22,831	14,853	7,487
Interest expense	(43,664)	(42,707)	(39,499)
Other income, net	2,205	7,970	4,929
LOSS BEFORE INCOME TAXES	(142,705)	(35,875)	(831,050)
Provision for (benefit from) income taxes	(65,494)	81,167	(200,840)
NET LOSS	$(77,211)	$(117,042)	$(630,210)
NET LOSS PER SHARE, BASIC	$(0.44)	$(0.67)	$(3.80)
NET LOSS PER SHARE, DILUTED	$(0.44)	$(0.67)	$(3.81)
Weighted average common shares outstanding, basic	177,061	174,427	165,985
Weighted average common shares outstanding, diluted	177,268	174,427	166,219

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2018, 2017 and 2016

(In thousands of U.S. Dollars)

	2018	2017	2016
NET LOSS	$(77,211)	$(117,042)	$(630,210)
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $(413), $272 and $4,412, respectively.	1,391	(483)	(7,692)
Less: reclassifications to net loss, net of tax impact of $0, $(1,191) and $42, respectively.	—	2,061	(73)
Net change in unrealized holding gain (loss), net of tax	1,391	(2,544)	(7,619)
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0.	25,386	(38,351)	9,677
Less: reclassifications to net loss, net of tax impact of $0.	(2,047)	(5,113)	10,273
Net change in unrealized holding gain (loss), net of tax	27,433	(33,238)	(596)

Other	(6)	5	(2)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	28,818	(35,777)	(8,217)
COMPREHENSIVE LOSS	$(48,393)	$(152,819)	$(638,427)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(In thousands of U.S. Dollars and share amounts in thousands)

				Company	Accumulated
			Additional	Stock	Other		Total
	Common stock		Paid-in	Held by	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	NQDC	Income (Loss)	Deficit	Equity
Balance at December 31, 2015	161,526	$162	$3,414,837	$(13,616)	$21,033	$(1,021,569)	$2,400,847
Net loss						(630,210)	(630,210)
Cumulative-effect adjustment of new share-based compensation guidance						131,273	131,273
Other comprehensive loss, net of tax					(8,217)		(8,217)
Issuance of common stock, net of offering costs	7,500	8	712,930				712,938
Issuances under equity incentive plans, net of tax	3,184	3	14,755				14,758
Conversion of convertible notes, net	438		8,928				8,928
Company stock held by NQDC				(705)			(705)
Stock-based compensation			136,663				136,663
Balance at December 31, 2016	172,648	$173	$4,288,113	$(14,321)	$12,816	$(1,520,506)	$2,766,275
Net loss						(117,042)	(117,042)
Other comprehensive loss, net of tax					(35,777)		(35,777)
Issuances under equity incentive plans, net of tax	2,092	2	27,350				27,352
Conversion of convertible notes, net	1,104	1	22,476				22,477
Company stock held by NQDC				97			97
Stock-based compensation			145,281				145,281
Balance at December 31, 2017	175,844	$176	$4,483,220	$(14,224)	$(22,961)	$(1,637,548)	$2,808,663
Impact of change in accounting principle - ASC Topic 606						20,039	20,039
Impact of change in accounting principle - ASU 2018-02					(586)	586	—
Adjusted balance at January 1, 2018	175,844	$176	$4,483,220	$(14,224)	$(23,547)	$(1,616,923)	$2,828,702
Net loss						(77,211)	(77,211)
Other comprehensive income, net of tax					28,818		28,818
Issuances under equity incentive plans, net of tax	2,314	2	31,583				31,585
Conversion of convertible notes, net	95		(16)				(16)
Company stock held by NQDC				923			923
Stock-based compensation			155,139				155,139
Balance at December 31, 2018	178,253	$178	$4,669,926	$(13,301)	$5,271	$(1,694,134)	$2,967,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(In thousands of U.S. dollars)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,211)	$(117,042)	$(630,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,671	87,861	96,912
Non-cash interest expense	31,186	32,300	29,930
Accretion of discount on investments	358	3,077	1,300
Stock-based compensation expense	148,819	140,263	134,641
Gain on sale of intangible assets	(50,000)	(125,000)	—
(Gain) loss on sale of equity investment	—	(3,252)	108
Impairment of assets	—	—	599,118
Deferred income taxes	(68,378)	44,464	(228,054)
Unrealized foreign exchange loss (gain)	(17,766)	6,258	(14,481)
Non-cash changes in the fair value of contingent consideration\	9,296	10,342	(57,161)
Other	(2,347)	5,935	336
Changes in operating assets and liabilities:
Accounts receivable, net	(54,274)	(25,256)	(51,483)
Inventory	(23,747)	(96,890)	(64,512)
Other current assets	(17,767)	(20,687)	19,316
Other assets	(935)	(2,439)	(4,979)
Accounts payable and accrued liabilities	38,389	45,517	(53,205)
Other long-term liabilities	8,914	5,792	(5,413)
Net cash provided by (used in) operating activities	20,208	(8,757)	(227,837)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(144,620)	(199,219)	(148,380)
Maturities and sales of investments	993,734	425,960	367,569
Purchase of available-for-sale debt securities	(634,753)	(655,447)	(699,749)
Proceeds from sale of intangible asset	50,000	125,000	—
Business acquisitions, net of cash acquired	—	—	(2,789)
Other	(10)	(1,753)	(698)
Net cash provided by (used in) investing activities	264,351	(305,459)	(484,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	67,488	60,859	74,227
Taxes paid related to net share settlement of equity awards	(35,919)	(33,507)	(59,469)
Proceeds from public offering of common stock, net	—	—	712,938
Proceeds from convertible senior subordinated note offering, net	—	481,713	—
Repayments of convertible debt	(374,953)	(26)	—
Payment of contingent consideration	(44,623)	(1,894)	—
Other	—	—	(588)
Net cash (used in) provided by financing activities	(388,007)	507,145	727,108
Effect of exchange rate changes on cash	(598)	(3,231)	(3,934)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(104,046)	189,698	11,290
Cash and cash equivalents:
Beginning of period	598,028	408,330	397,040
End of period	$493,982	$598,028	$408,330
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$11,623	$8,544	$8,643
Cash paid for income taxes	$16,676	$23,895	$95,857
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$(1,206)	$(25,786)	$20,158
Conversion of convertible debt, net	$—	$22,477	$8,928

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of several commercial products and multiple clinical and pre-clinical product candidates.

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

The Company is subject to a number of risks, including: the financial performance of its commercial products; the potential need for additional financing; the Company’s ability to successfully commercialize its approved products; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the healthcare industry. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a more detailed discussion of these risks.

(2) BASIS OF PRESENTATION

Basis of Presentation

These Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Annual Reports on Form 10-K and include the accounts of BioMarin and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Certain amounts in these notes to the Company’s Consolidated Financial Statements have been reclassified to conform to the current period presentation. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there are no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to the filing this Annual Report on Form 10-K that would require recognition or disclosure in the Consolidated Financial Statements.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC Topic 606), using the modified retrospective method as discussed in Note 3 - Significant Accounting Policies. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated Deficit. The comparative information for the periods prior to 2018 has not been restated and continue to be reported under the accounting standards in effect for those periods.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Investments

The Company treats liquid investments with maturities of three months or less as cash equivalents. Cash and cash equivalents primarily consist of cash on deposit with banks, investments in money market funds and debt securities with original maturities of three months or less when purchased.

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each balance sheet date. The Company classifies its debt and equity securities with original maturities greater than three months when purchased as either short-term or long-term investments based on each instrument’s underlying contractual maturity date and its availability for use in current operations. Available-for-sale debt securities, which primarily consist of corporate securities, commercial paper, and U.S. federal government agency securities, are recorded at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) (AOCI) on the Company’s Consolidated Balance Sheets, with the exception of unrealized losses believed to be other-than-temporary, which, if any, are reported in Other Income, Net in the current period. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date.

Inventory

The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost method. The Company analyzes its inventory levels quarterly and adjusts inventory to its net realizable value, if required, for obsolete, or has a cost basis in excess of its expected net realizable value or for quantities in excess of expected requirements. These adjustments are recognized as Cost of Sales in the Consolidated Statements of Operations.

When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. A number of factors are taken into consideration, including the current status in the regulatory approval process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, commercialization and marketplace trends. As of December 31, 2018, there was no pre-launch inventory on the Company’s Consolidated Balance Sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation of property, plant and equipment are included in Cost of Sales, Research and Development (R&D) and Selling, General and Administrative (SG&A), as appropriate, in the Consolidated Statements of Operations. Property and equipment purchased for specific R&D projects with no alternative uses are expensed as incurred and recorded to R&D expense in the Consolidated Statements of Operations.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Leases

Certain of the Company’s operating lease agreements include scheduled rent escalations over the lease term. Scheduled increases in rent expense are recognized on a straight-line basis over the lease term. The difference between rent expense and rent paid is recorded as deferred rent and included in Other Liabilities in the Consolidated Balance Sheets. The free rent periods are recognized as a reduction of rent expense over the lease term on a straight-line basis. Rent expense is recorded to Cost of Sales, R&D expense and/or SG&A expense, as appropriate, in the Consolidated Statements of Operations.

See Note 4 to these Consolidated Financial Statements for further discussion on the Company’s planned adoption of Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842) on January 1, 2019.

Goodwill and Intangible Assets

The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are considered finite-lived and are amortized using the straight-line method based on their respective estimated useful lives at that point in time. The amortization of these intangible assets is included in Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.

Impairment

The Company assesses its goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently as warranted by events or changes in circumstances that indicate that the carrying amount may not be recoverable.

Goodwill is assessed for impairment by comparing the fair value of the Company’s reporting unit with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference would be recorded. No impairment charges were recorded in the periods presented.

Indefinite-lived intangible assets are assessed for impairment first by performing a qualitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the Company will perform a quantitative assessment and record an impairment loss. Impairment charges that are not material are recorded to Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.

Long-lived Assets

The Company’s long-lived assets consist of property, plant and equipment and finite-lived intangible assets. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Operations.

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of ASC Topic 606 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. The reported results for 2018 reflect the application of ASC Topic 606 guidance, while the reported results for 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "previous guidance."

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Under ASC Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC Topic 606, the Company performs the following five steps:

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
(iv)	allocation of the transaction price to the performance obligations based on estimated selling prices; and
(v)

recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606.

Net Product Revenues

In the U.S., the Company’s commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS) and Aldurazyme is marketed world-wide by Genzyme Corporation (Genzyme). Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis in the Company’s Consolidated Statements of Operations, in that taxes billed to customers are not included as a component of Net Product Revenues.

For Aldurazyme revenues, the Company receives a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in Net Product Revenues in the Company’s Consolidated Statements of Operations. Under ASC Topic 606, the Company recognizes its best estimate of the entire revenue that it expects to receive when the product is released and control is transferred to Genzyme. The Company records Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from the Company’s estimates. Differences between the estimated variable consideration to be received from Genzyme and actual payments received are not expected to be material. If actual results vary from the Company’s estimates, the Company will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known. The adoption of ASC Topic 606 did not have an impact on the timing or amount of revenues from other sources.

Under the previous guidance, the Company only recognized a portion of the tiered payment as product transfer revenue when the product was released to Genzyme because all of the Company’s performance obligations were fulfilled at that point, the prices were substantially fixed or determinable and title to, and risk of loss for, the product had transferred to Genzyme. The product transfer revenue only represented the fixed amount per unit of Aldurazyme that Genzyme was required to pay the Company if the product was unsold by Genzyme. The amount of product transfer revenue was eventually deducted from the calculated royalty recognized when the product was subsequently sold by Genzyme. The Company recorded the Aldurazyme revenues based on net sales information provided by Genzyme and recorded product transfer revenues based on the fulfillment of Genzyme purchase orders in accordance with the terms of the related agreements with Genzyme.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Revenue Reserves

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from government rebates, sales returns, and other incentives that are offered within contracts between the Company and its customers, such as specialty pharmacies, hospitals, authorized distributors and government purchasers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such difference to be material. If actual results in the future vary from the Company’s estimates, the Company will adjust its estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Other Incentives: Other incentives include fees paid to the Company’s distributors, discounts for prompt payment. Since 2018, the Company has also offered a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. who are on Brineura, Kuvan or Palynziq therapy. The branded co-pay assistance programs assist commercially insured patients who have coverage for an eligible BioMarin product and are intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The Company records fees paid to distributors, cash discounts and amounts paid under the branded specific co-pay assistance program for each patient as a reduction of revenue.

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

Research and Development

R&D costs are generally expensed as incurred. These expenses include contract R&D services provided by third parties, preclinical and clinical studies, raw materials costs associated with manufacturing clinical product, quality control and assurance, other R&D activities, facilities and regulatory costs and R&D-related personnel costs including salaries, benefits and stock-based compensation. Upfront and milestone payments made to third parties in connection with licensed intellectual property used in the Company’s development programs are expensed as incurred up to the point of regulatory approval.

Convertible Debt

For non-conventional convertible debt that may be settled entirely or partially in cash, the Company separately accounts for the liability and equity components by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The liability component is presented net of any discounts and issuance costs. For conventional convertible debt that may only be settled with common shares, the Company accounts for the debt, net of any discounts or issuance costs, on the Consolidated Balance Sheet.

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

Stock-Based Compensation

The Company has equity incentive plans, including an Employee Stock Purchase Plan (ESPP), under which various types of equity-based awards are granted or available to employees, including restricted stock units (RSUs) with both performance and service-based vesting conditions and stock options. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each award and is classified as Cost of Sales, R&D or SG&A, as appropriate, in the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur.

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

Foreign Currency

For the Company and its subsidiaries, the functional currency has been determined to be the U.S. Dollar (USD). Assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates for monetary assets. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in SG&A in the Consolidated Statements of Operations.

Derivatives and Hedging Activities

The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the USD, primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and enters into some forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value, which is estimated using current exchange rates and interest rates, and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI in shareholders’ equity and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in earnings in the current period. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Operating Expenses in the Consolidated Statements of Operations.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

See Note 4 to these Consolidated Financial Statements for further discussion on the Company’s adoption of Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities on January 1, 2019.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use the following techniques:

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

The Company’s Level 3 financial assets and liabilities include intangible assets and contingent consideration resulting from business acquisitions. The estimated fair value of long-lived and indefinite-lived intangible assets and contingent consideration are measured by applying a probability-based income approach utilizing an appropriate discount rate as of the acquisition date. Key assumptions used by management to estimate the fair value of contingent consideration include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates. Changes in the fair value of the contingent consideration can result from changes to one or more inputs, including the estimated probability with respect to regulatory approval, changes in the assumed timing of when milestones are likely to be achieved and changes in assumed discount periods and rates. Contingent consideration is remeasured on a recurring basis and resulting changes in the fair value, due to the revision of key assumptions, are recorded in Intangible Asset Amortization and Contingent Consideration in the Company’s Consolidated Statements of Operations.

The Company’s Level 3 instruments also include asset retirement obligation liabilities, and corresponding capital assets, which are measured at the estimated fair value of the obligation, when estimable, on a non-recurring basis. In subsequent periods, the Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each retirement obligation asset, both over the term of the associated lease agreement.

See Notes 5, 10, 11 and 12 to these Consolidated Financial Statements for further information on the nature of these financial instruments.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Segment Information

The Company currently operates in one segment focused on the development and commercialization of innovative therapies for people with serious and life-threatening rare diseases and medical conditions. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. All products are included in one operating segment because the majority of the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. The Company is not organized by market and is managed and operated as one business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate products, other than revenues, cost of sales and certain other operating expenses.

Acquisitions

Acquisitions of businesses are accounted for using the acquisition method of accounting. The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and IPR&D. There were no acquisitions or business combinations in the periods presented.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

Effective January 1, 2019, the Company will adopt ASU No. 2016-02, Leases (ASC Topic 842). The amended guidance requires balance sheet recognition of lease right-of-use (ROU) assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. As required by the new standard, the Company expects to adopt ASC Topic 842 using the modified retrospective approach with the cumulative effect of adoption recognized to Accumulated Deficit on January 1, 2019.

As of December 31, 2018, the Company’s lease task force is in the process of finalizing the impact on its Consolidated Financial Statements and related disclosures for all leases as of the adoption date. During 2018, management assessed the required changes to the Company’s accounting policies, systems and internal control over financial reporting. In the first quarter of 2019, the Company expects the impact of adopting ASC Topic 842 to result in recognition of a lease liability of approximately $60.0 million and corresponding ROU asset, with the difference between these amounts recorded as an adjustment to Accumulated Deficit. The Company anticipates no material impact on its other Consolidated Financial Statements.

Effective January 1, 2019, the Company will adopt ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The standard changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. The Company anticipates no material impact on its Consolidated Financial Statements due to the nature of the Company’s hedging activity.

Accounting Pronouncements Adopted

Effective January 1, 2018, the Company adopted ASC Topic 606, which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASC Topic 606 on a modified retrospective basis through a cumulative adjustment to Accumulated Deficit. See Note 3 – Significant Accounting Policies and Note 18 – Revenue, Credit Concentrations and Geographic Information for additional disclosures related to the adoption of ASC Topic 606.

The cumulative effect of applying the new guidance of ASC Topic 606 to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to Accumulated Deficit as of the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Consolidated Balance Sheet as of January 1, 2018:

	As Reported	Adjustments		Adjusted
	December 31, 2017	Aldurazyme (1)	Tax Provision (2)	January 1, 2018
Balance Sheet
Assets:
Accounts receivable, net	$261,365	$26,012	$—	$287,377
Deferred tax assets	$399,095	$—	$(5,973)	$393,122
Total assets	$4,633,125	$26,012	$(5,973)	$4,653,164
Equity:
Accumulated deficit	$(1,637,548)	$26,012	$(5,973)	$(1,617,509)
Total liabilities and stockholders' equity	$4,633,125	$26,012	$(5,973)	$4,653,164
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

(2)

The adoption of ASC Topic 606 primarily resulted in an acceleration of the variable consideration components of revenue as of December 31, 2017, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. The tax provision amount has been calculated using the Company’s estimated statutory rate.

The impact of adoption on the Company’s Consolidated Statement of Operations for the year ended December 31, 2018 was as follows:

	Before Adoption of ASC Topic 606	Adjustments (1)	As Reported
Net product revenues	$1,450,154	$20,202	$1,470,356
Provision for (benefit from) income taxes	$(70,132)	$4,638	$(65,494)
Net loss	$(92,775)	$15,564	$(77,211)
(1)

The adoption of ASC Topic 606 resulted in additional revenues recognized in 2018, which in turn generated additional deferred tax liabilities that reduced the Company’s benefit from income taxes. The benefit from income taxes amount has been calculated using the Company’s estimated statutory rate.

The impact of adoption on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2018 was as follows:

	Before Adoption of ASC Topic 606	Adjustments (1)	As Reported
Net loss	$(92,775)	$15,564	$(77,211)
Deferred income taxes	$(73,016)	$4,638	$(68,378)
Changes in operating assets and liabilities:
Accounts receivable, net	$(74,476)	$(20,202)	$(54,274)
Net cash used in operating activities	$20,208	$—	$20,208
(1)	The adoption of ASC Topic 606 resulted in decreased Net Loss and increased Accounts Receivable, Net due to additional revenues recognized in 2018, which in turn generated additional

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

deferred tax liabilities that reduced net Deferred Tax Assets. The amount of deferred income taxes has been calculated using the Company’s estimated statutory rate.

Effective January 1, 2018, the Company adopted ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The amendments allow a reclassification from AOCI to Accumulated Deficit for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 using the modified retrospective approach on an aggregate portfolio basis on January 1, 2018. As a result of adoption ASU 2018-02, the Company reclassified $0.6 million from AOCI to Accumulated Deficit in the first quarter of 2018.

(5) FINANCIAL INSTRUMENTS

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2018 and 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$228,809	$—	$—	$228,809	$228,809	$—	$—

Level 2:
Money market instruments	205,736	—	—	205,736	205,736	—	—
Corporate debt securities	564,852	214	(2,288)	562,778	2,000	376,545	184,233
Commercial paper	77,702	—	—	77,702	21,964	55,738	—
U.S. government agency securities	240,436	144	(697)	239,883	31,474	156,967	51,442
Foreign and other	5,126	139	(1)	5,264	3,999	1,076	189
Subtotal	1,093,852	497	(2,986)	1,091,363	265,173	590,326	235,864

Total	$1,322,661	$497	$(2,986)	$1,320,172	$493,982	$590,326	$235,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$340,253	$—	$—	$340,253	$340,253	$—	$—

Level 2:
Money market instruments	215,441	—	—	215,441	215,441	—	—
Corporate debt securities	707,652	150	(2,553)	705,249	3,096	406,188	295,965
Commercial paper	24,566	—	—	24,566	2,751	21,815	—
U.S. government agency securities	472,593	—	(1,975)	470,618	35,497	345,501	89,620
Foreign and other	25,540	150	(64)	25,626	990	24,436	200
Subtotal	1,445,792	300	(4,592)	1,441,500	257,775	797,940	385,785

Total	$1,786,045	$300	$(4,592)	$1,781,753	$598,028	$797,940	$385,785

(1)The Company’s short-term marketable securities mature in one year or less.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(2) The Company’s long-term marketable securities mature between one and five years.

As of December 31, 2018, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment was deemed to have occurred.

See Note 3 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.

(6) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets	$307,995	$303,298
Indefinite-lived intangible assets	326,359	326,359
Gross intangible assets:	634,354	629,657
Less: Accumulated amortization	(142,546)	(112,147)
Net carrying value	$491,808	$517,510

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2018:

	Net Balance	Average Remaining Life
Acquired intellectual property	$126,202	6.4 years
Repurchased royalty rights	33,188	4.9 years
Other (1)	6,059	2.2 - 5.6 years
Total	$165,449

(1)	Other finite-lived intangible assets includes an asset that has not yet commenced amortizing.

As of December 31, 2018, the estimated future amortization expense associated with the Company’s finite-lived intangible assets was as follows:

Fiscal Year	Amount
2019	$30,086
2020	27,605
2021	26,681
2022	26,657
2023	26,029
Thereafter	28,391
$165,449

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets were $326.4 million as of December 31, 2018 and 2017 and consisted of IPR&D related to the Palynziq rights in Europe.

In 2018, the Company received $50.0 million due to the achievement by a third party of development and regulatory milestones and commercial sales related to a previously sold intangible asset, which the Company recorded as a gain on the sale of intangible assets in the Consolidated Statements of Comprehensive Loss.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

In December 2017, the Company sold the Rare Pediatric Disease Priority Review Voucher (PRV) it received from the Federal Drug Administration in connection with the U.S. approval of Brineura. In exchange for the voucher, the Company received $125.0 million in proceeds from the sale of the PRV, which was recognized as a gain on the sale of intangible asset as the PRV did not have a carrying value on the Company’s Consolidated Balance Sheet at the time of sale.

In the fourth quarter of 2017, the Company recognized an impairment charge of $5.8 million related to other acquired IPR&D assets.

In 2016, the Company recorded impairment charges of $574.1 million related to the Kyndrisa and other exon IPR&D assets based on the status of development efforts. The impairment reduced the remaining book value to zero due to the termination of the programs. In 2016, the Company also recognized an impairment charge of $25.0 million related to the reveglucosidase alfa IPR&D assets due to the decision to terminate that development program.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31,
	2018	2017
Building and improvements	$694,447	$663,347
Manufacturing and laboratory equipment	345,947	294,521
Computer hardware and software	157,787	144,268
Leasehold improvements	41,188	42,572
Furniture and equipment	33,234	31,515
Land improvements	6,551	5,331
Land	77,993	62,369
Construction-in-progress	64,170	59,511
	1,421,317	1,303,434
Accumulated depreciation	(472,635)	(406,734)
Total property, plant and equipment, net	$948,682	$896,700

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Ireland.

Depreciation for the years ended December 31, 2018, 2017 and 2016 was $90.4 million, $75.8 million and $73.2 million, respectively, of which $25.2 million, $24.1 million and $17.4 million was capitalized into inventory, respectively.

(8) INVENTORY

Inventory consisted of the following:

	December 31,
	2018	2017
Raw materials	$74,616	$49,877
Work-in-process	231,064	234,674
Finished goods	225,191	191,224
Total inventory	$530,871	$475,775

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(9) SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2018	2017
Accounts payable and accrued operating expenses	$207,620	$166,616
Accrued compensation expense	149,937	140,781
Accrued rebates payable	43,116	36,472
Accrued royalties payable	19,977	18,820
Value added taxes payable	7,785	9,740
Forward foreign currency exchange contracts	4,178	14,464
Other	4,677	15,028
Total accounts payable and accrued liabilities	$437,290	$401,921

The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2018:
Accrued rebates	$36,472	$67,843	$(61,199)	$43,116
Reserve for cash discounts	1,055	12,474	(12,332)	1,197

Year ended December 31, 2017:
Accrued rebates	$34,737	$52,596	$(50,861)	$36,472
Reserve for cash discounts	888	10,672	(10,505)	1,055

Year ended December 31, 2016:
Accrued rebates	$32,553	$39,142	$(36,958)	$34,737
Reserve for cash discounts	831	8,867	(8,810)	888

(10) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The following table summarizes the Company’s designated forward foreign currency exchange contracts outstanding as of December 31, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Australian Dollars - Sell	12	5.1	Jan. 2019 - Jun. 2019
Brazilian Reais – Sell	4	61.0	May 2019
Canadian Dollars – Sell	12	14.9	Jan. 2019 - Jun. 2019
Colombian Pesos – Sell	6	53,300.0	Jan. 2019 - Jun. 2019
Euros – Purchase	147	170.1	Jan. 2019 - Sep. 2021
Euros – Sell	458	547.5	Jan. 2019 - Sep. 2021
Norwegian Krone - Sell	6	22.9	Jan. 2019 - Jun. 2019
Total	645

The maximum length of time over which the Company hedges its exposure to the reduction in value of forecasted foreign currency revenues through forward foreign currency exchange contracts is through September 2021. Over the next twelve months, the Company expects to reclassify $3.6 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table summarizes the Company’s non-designated forward foreign currency exchange contracts outstanding as of December 31, 2018 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Colombian Pesos – Sell	1	55,000.0	February 2019
Euros – Purchase	3	57.2	February 2019
Ruble – Sell	1	310.0	February 2019
Total	5

The fair value carrying amounts of the Company’s derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$12,686	Accounts payable & accrued liabilities	$4,036
Forward foreign currency exchange contracts	Other assets	10,324	Other long- term liabilities	3,653
Total		$23,010		$7,689
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$168	Accounts payable & accrued liabilities	$142
Total		168		142
Total value of derivative contracts		$23,178		$7,831

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$4,015	Accounts payable & accrued liabilities	$14,420
Forward foreign currency exchange contracts	Other assets	4,973	Other long- term liabilities	12,686
Total		$8,988		$27,106
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$675	Accounts payable & accrued liabilities	$44
Total		675		44
Total value of derivative contracts		$9,663		$27,150

(1)	See Note 3 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The effect of the Company’s derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018	2017	2016
Derivatives Designated as Hedging Instruments:
Net gain (loss) recognized in AOCI (1)	$25,386	$(38,351)	$9,677
Net gain (loss) reclassified from AOCI into earnings (2)	(2,047)	(5,113)	6,529
Net gain recognized in net loss (3)	8,901	2,576	5,070
Derivatives Not Designated as Hedging Instruments:
Net gain (loss) recognized in net loss(4)	$(3,240)	$8,255	$(8,687)

(1)  Net change in the fair value of the effective portion classified as AOCI.

(2)  Effective portion classified as Net Product Revenues and Operating expenses.

(3)  Ineffective portion and amount excluded from effectiveness testing classified as Operating expense.

(4)  Classified as Operating expense.

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

(11) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with its policy in Note 3 – Significant Accounting Policies to these Consolidated Financial Statements. The following tables below presents the classification within fair value hierarchy of financial assets and liabilities not disclosed elsewhere that are remeasured on a recurring basis.

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other Current Assets:
NQDC Plan assets	—	370	—	370
Restricted investments (1)	—	9,581	—	9,581
Total other current assets	—	9,951	—	9,951
Other Assets:
NQDC Plan assets	—	12,828	—	12,828
Restricted investments (1)	—	2,450	—	2,450
Strategic investment (2)	942	—	—	942
Total other assets	942	15,278	—	16,220
Total assets	$942	$25,229	$—	$26,171
Liabilities:
Current Liabilities:
NQDC Plan liability	$55	$370	$—	$425
Contingent consideration	—	—	85,951	85,951
Total current liabilities	55	370	85,951	86,376
Other long-term liabilities:
NQDC Plan liability	17,598	12,828	—	30,426
Contingent consideration	—	—	46,883	46,883
Total other long-term liabilities	17,598	12,828	46,883	77,309
Total liabilities	$17,653	$13,198	$132,834	$163,685

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2017
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other Current Assets:
NQDC Plan assets	—	967	—	967
Restricted investments (1)	—	15,647	—	15,647
Total other current assets	—	16,614	—	16,614
Other Assets:
NQDC Plan assets	—	11,859	—	11,859
Total other assets	—	11,859	—	11,859
Total assets	$—	$28,473	$—	$28,473
Liabilities:
Current Liabilities:
NQDC Plan liability	$1,356	$967	$—	$2,323
Contingent consideration	—	—	53,648	53,648
Total current liabilities	1,356	967	53,648	55,971
Other long-term liabilities:
NQDC Plan liability	18,272	11,859	—	30,131
Contingent consideration	—	—	135,318	135,318
Total other long-term liabilities	18,272	11,859	135,318	165,449
Total liabilities	$19,628	$12,826	$188,966	$221,420

(1)	The restricted investments at December 31, 2018 and 2017 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
(2)

The Company has investments in marketable equity securities measured using quoted prices in an active market that are considered strategic investments and included in other assets on the Company’s Balance Sheets.

There were no transfers between levels during the periods presented.

Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration and asset retirement obligations. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2017	$188,966
Milestone payments to Ares Trading S.A. (Merck Serono)	(61,607)
Milestone payments to former LEAD Therapeutics, Inc. shareholders	(9,013)
Changes in the fair value of other contingent consideration	18,525
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	(4,037)
Contingent consideration as of December 31, 2018	$132,834

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(12) DEBT

As of December 31, 2018, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $870.0 million (collectively the Notes). The Notes are senior subordinated convertible obligations, summarized as of December 31, as follows:

	2018	2017
0.75% senior subordinated convertible notes due October 2018 (the 2018 Notes)	$—	$374,980
Unamortized discount	—	(12,488)
Unamortized deferred offering costs	—	(1,543)
Convertible Notes due 2018, net	—	360,949

1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	374,993	374,993
Unamortized discount	(26,581)	(40,287)
Unamortized deferred offering costs	(2,334)	(3,631)
Convertible Notes due 2020, net	346,078	331,075

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(7,946)	(9,355)
Unamortized deferred offering costs	(2,715)	(3,199)
Convertible Notes due in 2024, net	484,339	482,446

Total convertible debt, net	$830,417	$1,174,470
Fair value of fixed rate convertible debt
Convertible Notes due in 2018 (1)	$—	$403,955
Convertible Notes due in 2020 (1)	419,722	446,470
Convertible Notes due in 2024 (1)	491,626	493,894
Total	$911,348	$1,344,319
(1)

The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 3 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.

Interest expense on the Company’s debt consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Coupon interest	$12,452	$10,407	$9,555
Amortization of debt issuance costs	3,610	3,725	3,367
Accretion of discount on convertible notes	27,602	28,575	26,577
Total interest expense on convertible debt	$43,664	$42,707	$39,499

2024 Convertible Notes

In August 2017, the Company issued $495.0 million in aggregate principal amount of senior subordinated convertible notes with a maturity date of August 1, 2024. The 2024 Notes were issued to the public at 98% of face value and bear interest at the rate of 0.599% per annum. Interest is payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning February 1, 2018. The 2024 Notes are convertible, at the option of the holder into shares of the Company’s common stock. The initial conversion rate for the 2024 Notes is 8.0212 shares per $1,000 principal amount of the 2024 Notes, which represents a conversion price of approximately $124.67 per share, subject to adjustment under certain conditions. Following certain corporate transactions, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2024 Notes in connection with such corporate transactions by a number of additional shares of the Company’s common stock. A holder may convert fewer than all of such holder’s 2024 Notes so long as the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

amount of the 2024 Notes converted is an integral multiple of $1,000 principal amount. Net proceeds from the offering were $481.7 million.

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

2018/2020 Convertible Notes

On October 15, 2013, the Company issued $750.0 million in aggregate principal amount of senior subordinated convertible notes consisting of $375.0 million in aggregate principal amount of 0.75% senior subordinated convertible notes that had a maturity date of October 15, 2018 and $375.0 million in aggregate principal amount of 1.50% senior subordinated convertible notes with a maturity date of October 15, 2020. Net proceeds from the offering were $726.2 million. Interest on the 2020 Notes is payable semiannually in arrears on April 15 and October 15 of each year.

The Company’s 2018 Notes matured on October 15, 2018. Substantially all holders of the 2018 Notes converted at maturity and the 2018 Notes were settled with a combination of cash and shares of the Company’s common stock, consisting of approximately $375.0 million in cash and 190,220 in shares. The shares issued represented the value of the 2018 Notes in excess of the conversion price of $94.15, as measured over a 25-day averaging period. The cash payment comprised the principal, the value of fractional shares and the value of unconverted 2018 Notes.

The 2020 Notes are senior unsecured obligations, and rank (i) subordinated to any of the Company’s existing and future unsecured senior debt, (ii) equally to any of the Company’s existing and future senior subordinated debt, (iii) senior to any of the Company’s future indebtedness that is expressly subordinated to the 2020 Notes, and (iv) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. Upon the occurrence of a “fundamental change”, as defined in the indenture, the holders may require the Company to repurchase all or a portion of the 2020 Notes for cash at 100% of the principal amount of the Notes being purchased, plus any accrued and unpaid interest.

The initial conversion rate for the 2020 Notes is 10.6213 shares per $1,000 principal amount of the 2020 Notes, which represents a conversion price of approximately $94.15 per share. Such conversion rates are subject to adjustment under certain conditions. Holders may convert their 2020 Notes at their option at any time prior to July 15, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the relevant notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2020 Notes, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The Company separately accounted for the liability and equity components of the 2020 Notes by allocating the proceeds from issuance of the 2020 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $156.2 million to the equity component, net of offering costs of $5.1 million. The Company recorded a discount on the 2018 Notes and 2020 Notes of $161.3 million which was accreted and recorded as additional interest expense over the lives of the 2018 Notes and 2020 Notes. Additionally, in connection with the issuance of the 2018 Notes and the 2020 Notes, the Company incurred $23.8 million of issuance costs, which were deferred and amortized over the lives of the 2018 Notes and 2020 Notes and recorded as additional interest expense.

To minimize the impact of potential dilution upon conversion of the 2018 Notes and the 2020 Notes, the Company entered into capped call transactions separate from the issuance of the Notes with certain counterparties covering 3,982,988 shares of the Company’s common stock, subject to adjustment, which applies 50% to the 2018 Notes and 50% to the 2020 Notes. The capped calls have a strike price of $94.15 and a cap price of $121.05 and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $29.8 million for these capped calls transactions, which was recorded as additional paid-in capital.

Upon maturity of the 2018 Notes, the Company received from the capped call counterparties 95,127 shares of the Company’s common stock, which were accounted for as treasury shares and subsequently retired. The Company incurred no gain or loss upon the extinguishment of the 2018 Notes.

See Note 13 to these Consolidated Financial Statements for further discussion of the effect of conversion on net loss per common share.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Revolving Credit Facility

In November 2016, the Company entered into a senior unsecured revolving credit facility (the 2016 Credit Facility) that provided revolving credit of up to $100.0 million in revolving loans, which included a $10.0 million letter of credit subfacility and a $15.0 million swingline loan subfacility. The maturity date of the 2016 Credit Facility would have occurred on November 29, 2018, but the Company terminated the 2016 Credit Facility before maturity as described below.

In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility) and terminated the 2016 Credit Facility. The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement.

The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The Company incurred no gain or loss upon the termination of the 2016 Credit facility. As of December 31, 2018, there were no outstanding amounts due under the 2018 Credit Facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

(13) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested restricted stock units (RSUs), common stock held by the NQDC and contingent issuances of common stock related to convertible debt.

The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss, basic	$(77,211)	$(117,042)	$(630,210)
Less: gain on common stock held by the NQDC	(710)	—	(3,184)
Net loss, diluted	(77,921)	(117,042)	(633,394)
Denominator:
Weighted-average common shares outstanding, basic	177,061	174,427	165,985
Effect of dilutive securities:
Common stock held by the NQDC	207	—	234
Weighted-average common shares outstanding, diluted	177,268	174,427	166,219
Net loss per common share, basic	$(0.44)	$(0.67)	$(3.80)
Net loss per common share, diluted	$(0.44)	$(0.67)	$(3.81)

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The table below presents potential shares of common stock that were excluded from the computation of basic and diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands):

	Years Ended December 31,
	2018	2017	2016
Options to purchase common stock	7,364	8,108	8,856
Common stock issuable under the 2017 Notes	—	—	1,105
Common stock issuable under the 2018 Notes	—	3,983	3,983
Common stock issuable under the 2020 Notes	3,983	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	3,970	—
Unvested restricted stock units	3,404	2,911	2,618
Common stock potentially issuable for ESPP purchases	435	436	404
Common stock held by the NQDC	—	220	—
Total number of potentially issuable shares	19,156	23,611	20,949

The potential effect of the capped call transactions with respect to the 2018 Notes and the 2020 Notes was excluded from the diluted net income/loss per share as the Company’s closing stock price on December 31, 2018, 2017 and 2016 did not exceed the conversion price of $94.15 per share for the 2018 Notes and the 2020 Notes. There is no similar capped call transaction associated with the 2024 Notes. See Note 12 to these Consolidated Financial Statements for information on the Company’s debt.

(14) INCOME TAXES

The provision for (benefit from) income taxes is based on loss before income taxes as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. Source	$(128,700)	$(19,461)	$10,696
Non-U.S. Source	(14,005)	(16,414)	(841,746)
Loss before income taxes	$(142,705)	$(35,875)	$(831,050)

The U.S. and foreign components of the provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
Provision for (benefit from) current income tax expense:
Federal	$(2,660)	$29,848	$22,239
State and local	588	2,880	1,418
Foreign	4,956	3,975	3,557
	2,884	36,703	27,214
Provision for (benefit from) deferred income taxes:
Federal	(72,074)	12,446	(78,428)
State and local	(994)	32,336	(6,012)
Foreign	4,690	(318)	(143,614)
	(68,378)	44,464	(228,054)
Provision for (benefit from) income taxes	$(65,494)	$81,167	$(200,840)

On December 22, 2017, the bill known as the Tax Cuts and Jobs Act (the 2017 Tax Act) was signed into law. The new law has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits, including a 50% reduction in the orphan drug credit benefit. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in the Company’s foreign subsidiaries being subject to U.S. taxation in the future. These changes were effective in 2018. Changes to tax laws and tax rates are required

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

to be accounted for in the period of the enactment, therefore the Company’s tax expense for the year ended December 31, 2017 included the impact of the 2017 Tax Act.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the 2017 Tax Act in its 2017 financial statements. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the 2017 Tax Act and recorded immaterial adjustments as of December 31, 2018. The Company has elected to account for Global Intangible Low-taxed Income (GILTI) as a current period expense when incurred.

For the year ended December 31, 2016, the Company’s Dutch operations had a book net loss of $539.2 million, which included the impairment of the Kyndrisa IPR&D assets and a resulting deferred tax benefit of $143.5 million associated with the reversal of the deferred tax liability of such IPR&D assets.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	Years Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	$(29,968)	$(12,556)	$(290,867)
State and local taxes	(276)	7,282	(2,978)
Orphan Drug & General Business Credit	(66,451)	(33,683)	(62,041)
Stock compensation expense	(5,647)	(6,843)	(38,263)
Changes in the fair value of contingent consideration	(2,361)	1,099	(7,616)
Subpart F income	6,543	30,181	—
Foreign tax rate differential	12,583	9,403	154,553
Section 162(m) limitation	7,440	9,492	45,056
Tax Cuts and Jobs Act of 2017	—	42,338	—
Tax Reserves	8,545	2,262	2,294
Other	(422)	(2,938)	(5,133)
Valuation allowance/deferred benefit	4,521	35,132	4,155
Effective income tax rate	$(65,494)	$81,167	$(200,840)

The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2018	2017
Net deferred tax assets:
Net operating loss carryforwards	$42,007	$48,374
Tax credit carryforwards	466,066	384,381
Accrued expenses, reserves, and prepaids	55,041	54,565
Intangible assets	18,734	17,556
Stock-based compensation	35,966	31,371
Inventory	12,859	13,206
Other	278	4,967
Valuation allowance	(107,928)	(111,001)
Total deferred tax assets	523,023	443,419

Joint venture basis difference	(1,010)	(1,229)
Acquired intangibles	(6,508)	(3,332)
Deferred revenue	(4,480)	—
Convertible notes discount	(5,157)	(10,100)
Property, plant and equipment	(44,916)	(29,663)
Total deferred tax liabilities	(62,071)	(44,324)
Net deferred tax assets	$460,952	$399,095

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

In 2018, the decrease in the valuation allowance was primarily due to the realization of deferred gains that had a full valuation allowance.

As of December 31, 2018, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$157,919	2028 – 2037
Federal R&D and orphan drug credit carryforwards	$469,543	2030 – 2038
State net operating loss carryforwards	$153,737	2019 – 2038
Dutch net operating loss carryforwards	$118,225	2021 – 2025

$142.0 million of federal net operating losses and $96.1 million of state research credit carryovers will carry forward indefinitely.

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

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Balance at beginning of period	$113,486	$103,210
Additions based on tax positions related to the current year	30,811	11,042
(Deletions) Additions for tax positions of prior years	3,148	(766)
Balance at end of period	$147,445	$113,486

Included in the balance of unrecognized tax benefits at December 31, 2018 are potential benefits of $147.4 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2018.

The Company files income tax returns in the U.S. and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2014 and earlier may still be adjusted upon examination by tax authorities.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $11.5 million as of December 31, 2018, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

(15) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION

Equity Compensation Plans

Shares Available Under Equity Compensation Plans

As of December 31, 2018, an aggregate of approximately 27.2 million unissued shares was authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan, the ESPP. Under the 2017 Equity Incentive Plan, shares issued under the 2006 Share Incentive Plan and the 2017 Equity Incentive Plan that expire or are forfeited generally become available for future issuance under the 2017 Equity Incentive Plan. See Note 3 to these Consolidated Financial Statements for discussion regarding the valuation of equity awards.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan was approved by the Company’s stockholders on June 6, 2017 and became effective that same date, and is the successor to and continuation of the Company’s Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan), provides for awards of RSUs and stock options as well as other forms of equity compensation. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. Stock option awards granted to employees generally vest over a four-year period on a cliff basis twelve months after the grant date and then monthly thereafter. The contractual term of stock option awards is generally ten years from the grant date. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. RSUs granted to directors generally vest in full one year after the grant date.

Shares formerly reserved for future issuance under the 2006 Share Incentive Plan were transferred to the 2017 Equity Incentive Plan, from which future shares shall be issued. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors (the Board), or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. As of December 31, 2018, options to purchase approximately 7.4 million shares were outstanding under the Company’s stock option plans and approximately 10.9 million shares were authorized for future issuance under the 2017 Equity Incentive Plan.

Employee Stock Purchase Plan

The ESPP was initially approved in June 2006, replacing the Company’s previous plan, and was further amended on March 5, 2014. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the IRC. During the year ended December 31, 2018, the Company issued 0.2 million shares under the ESPP.

As of December 31, 2018, there were approximately 3.5 million shares were authorized and 0.4 million shares reserved for future issuance under the ESPP.

Board of Director Grants

On September 28, 2017, the Board approved revised compensation for the Independent Directors of the Company as follows. On the date of the Company’s annual meeting of stockholders for a given year, each re-elected Independent Director receives an RSU grant valued at $375,000, with the number of RSUs to be granted calculated based on the three month trailing average closing price of the Company’s common stock on the Nasdaq Global Select Market. The RSUs subject to the annual award vest in full on the one-year anniversary of the grant date, subject to each respective director providing service to the Company through such vesting date. Upon election or appointment, a new Independent Director will receive an RSU grant on the same terms as the annual award, pro-rated for amount and vesting to the nearest quarter for the time such new Independent Director will serve prior to the Company’s next annual meeting of stockholders.

Stock-based Compensation

Compensation expense included in the Company’s Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2018	2017	2016
Cost of sales	$13,558	$10,636	$9,121
Research and development	57,557	53,112	58,279
Selling, general and administrative	77,704	76,515	67,241
Total stock-based compensation expense	$148,819	$140,263	$134,641

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock-based compensation of $20.0 million, $16.1 million and $11.4 million was capitalized into inventory, for the years ended December 31, 2018, 2017 and 2016, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

Restricted Stock Unit Awards with Service-Based Vesting Conditions

Below is a summary of RSU activity under the plan for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
Non-vested units as of December 31, 2017	2,679,534	$90.04	2.5	$238,934
Granted	1,681,120	$84.63
Vested	(963,062)	$89.53
Forfeited	(250,069)	$88.68
Non-vested units as of December 31, 2018	3,147,523	$87.42	2.6	$268,012

The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2018, 2017 and 2016, was $84.63, $87.88 and $84.18, respectively. The total intrinsic value of restricted stock that vested and was released in the years ended December 31, 2018, 2017 and 2016 was $84.5 million, $76.5 million and $63.5 million, respectively.

The Company recorded $102.0 million, $86.5 million and $74.7 million of compensation costs related to RSUs with service-based vesting conditions for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $192.5 million of total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions. These costs are expected to be recognized over a weighted average period of 2.6 years.

Stock Options

The following table summarizes activity under the Company’s stock option plans, including the 2012 and 2014 Inducement Plans and those suspended upon the adoption of the 2017 Share Incentive Plan, for the year ended December 31, 2018. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2017	8,107,981	$56.53	5.1	$281,141
Granted	782,240	$83.77
Exercised	(1,456,274)	$36.71
Expired and forfeited	(70,338)	$86.46
Options outstanding as of December 31, 2018	7,363,609	$63.06	5.1	$183,091
Options unvested at December 31, 2018	1,441,416	$85.75	8.6	$1,559
Exercisable at December 31, 2018	5,922,193	$57.57	4.2	$181,532

(1)

The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $85.15, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2018.

The weighted-average fair value per option granted in the years ended December 31, 2018, 2017 and 2016 were $33.40, $36.07 and $40.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $79.9 million, $77.0 million and $127.4 million,

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

respectively. The aggregate intrinsic value of options exercised was determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.

The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	36.8 – 38.4%	37.6 – 39.7%	35.7 – 44.2%
Dividend yield	0.00%	0.00%	0.00%
Expected life	4.6 – 5.7 years	4.9 – 6.6 years	5.0 – 8.1 years
Risk-free interest rate	2.3 – 2.8%	1.8 – 2.2%	1.1 – 2.3%

The Company recorded $32.0 million, $36.7 million and $45.5 million of compensation costs related to current period vesting of stock options for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the total unrecognized compensation cost related to unvested stock options was $42.7 million. These costs are expected to be recognized over a weighted average period of 2.4 years. The net tax benefit from stock options exercised during the year ended December 31, 2018 was $5.8 million.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	29.7 – 35.0%	27.7 – 42.3%	41.5 – 49.7%
Dividend yield	0.00%	0.00%	0.00%
Expected life	6 – 24 months	6 – 24 months	6 – 24 months
Risk-free interest rate	1.2 – 2.8%	1.0 – 1.6%	0.4 – 0.8%

The Company recorded $10.4 million, $11.7 million and $10.1 million of compensation costs related to shares granted under the ESPP for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $10.8 million of total unrecognized compensation cost related to unvested stock options issuable under the ESPP. These costs are expected to be recognized over a weighted average period of 1.3 years.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table details the base RSUs granted, RSUs earned and expected to vest and the performance multiplier achieved for the RSUs with performance-based vesting conditions for the years ended December 31, 2017, 2016 and 2015, respectively, as well as the base RSUs granted in March 2018:

					Compensation Expense for the Years Ended December 31,
Date of Grant	Base RSUs Granted	Grant Date Fair Value per RSU	Multiplier Achieved	RSUs Earned	2018	2017	2016
March 2018 (1)	129,680	$83.57	(1)	(1)	$3,829	$—	$—
March 2017 (2)	133,250	$87.42	103%	131,651	$3,446	$4,141	$—
March 2016 (2)	130,310	$83.43	103%	134,219	$3,125	$3,928	$2,956
March 2015 (2)	58,300	$108.36	111%	64,713	$340	$2,291	$2,342

(1)

Based on the Company’s performance against the 2018 revenue target, the Company expects its Compensation Committee to approve a multiplier of 97.8% and the participating executive officers to earn 126,814 RSUs. The Company evaluated the 2018 revenue target in the context of its current 2018 revenue forecast, and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing in the first quarter of 2018.

(2)

The RSUs with performance-based vesting conditions granted in 2015, 2016 and 2017 were earned on the one year anniversary upon achievement of the respective performance target and vest ratably over a three-year service period.

As of December 31, 2018, total unrecognized compensation expense of $11.6 million related to RSU awards with performance-vesting conditions is expected to be recognized over a weighted average period of 1.7 years.

(16) OTHER EMPLOYEE BENEFITS

Employment Agreements

The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon prior written notice and payment of specified severance, or by the officer upon four weeks’ prior written notice to the Company.

401(k) Plan

The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute to the 401(k) Plan up to the lesser of 100% of their current compensation or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matched 100% of each Participant’s contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or $16,000 per year ($19,000 per year effective January 1, 2019). The Company’s matching contribution vests over four years from employment commencement and was approximately $23.0 million, $19.8 million and $16.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Employer contributions not vested upon employee termination are forfeited.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

As of December 31, 2018 and 2017, the fair value of Company stock held by the Deferred Compensation Plan, was $17.7 million and $19.6 million, respectively, which is included in current and non-current liabilities. The change in market value amounted to a gain of $0.9 million, a loss of $1.4 million and a gain of $5.0 million in the years 2018, 2017 and 2016, respectively.

(16) COMPREHENSIVE INCOME (LOSS)

The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

	Years Ended December 31,			Consolidated Statement of
Details about AOCI Components	2018	2017	2016	Operations Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$(6,005)	$(5,377)	$6,112	Net product revenues
Forward foreign currency exchange contracts	3,958	264	4,161	Operating expenses
Total gain (loss) on cash flow hedges	(2,047)	(5,113)	10,273
Gain (loss) on sale of available-for- sale debt securities	—	3,252	(115)	Other income, net
Income tax effect of the above	—	(1,191)	(42)	Provision for (benefit from) income taxes
Total gain (loss) on available-for-sale debt securities	—	2,061	(157)
	$(2,047)	$(3,052)	$10,116	Net loss

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Gains and Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2016	$13,006	$(178)	$(12)	$12,816
Other comprehensive income (loss) before reclassifications	(38,351)	(755)	5	(39,101)
Less: net gain (loss) reclassified from AOCI	(5,113)	3,252		(1,861)
Tax effect	—	1,463	—	1,463
Net current-period other comprehensive loss	(33,238)	(2,544)	5	(35,777)
AOCI balance at December 31, 2017	(20,232)	(2,722)	(7)	(22,961)
Impact of change in accounting principle (1)	—	(586)	—	(586)
AOCI balance at January 1, 2018	(20,232)	(3,308)	(7)	(23,547)
Other comprehensive income (loss) before reclassifications	25,386	1,804	(6)	27,184
Less: loss reclassified from AOCI	(2,047)	—	—	(2,047)
Tax effect	—	(413)	—	(413)
Net current-period other comprehensive income (loss)	27,433	1,391	(6)	28,818
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271

(1)

As of January 1, 2018, the Company early adopted the requirements of ASU 2018-02. The amount represents the reclassification from AOCI to Accumulated Deficit in the first quarter of 2018 related to the adoption of ASU 2018-02. See Note 4 for additional discussion.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(17) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION

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

The Company adopted the requirements of ASC Topic 606 on January 1, 2018 using the modified retrospective method, therefore there is a lack of comparability to the prior periods presented. See Note 4 – Recent Accounting Pronouncements for additional discussion.

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

	Years Ended December 31,
	2018	2017	2016
Total revenues by geographic region:
United States	$696,793	$588,243	$507,539
Europe	436,434	398,814	340,775
Latin America	185,046	181,970	147,474
Rest of world	172,939	144,619	121,066
Total revenues	$1,491,212	$1,313,646	$1,116,854

The following table disaggregates total Net Product Revenues from external customers by product.

	Years Ended December 31,
	2018	2017	2016
Net product revenues by product:
Aldurazyme	$135,097	$89,959	$93,749
Brineura	39,889	8,595	—
Firdapse	21,787	18,890	18,028
Kuvan	433,582	407,542	348,009
Naglazyme	345,851	332,208	296,537
Palynziq	12,173	—	—
Vimizim	481,977	413,251	354,058
Total net product revenues	$1,470,356	$1,270,445	$1,110,381

The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme. Genzyme is the

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.

	Years Ended December 31,
	2018	2017	2016
Region:
United States	$560,030	$495,741	$411,877
Europe	424,357	363,538	340,775
Latin America	184,984	181,963	147,474
Rest of world	165,888	139,244	116,506
Total net product revenues marketed by the Company	1,335,259	1,180,486	1,016,632
Aldurazyme net product revenues marketed by Genzyme	135,097	89,959	93,749
Total net product revenue	$1,470,356	$1,270,445	$1,110,381

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers.

	For the Years Ended December 31,
	2018	2017	2016
Customer A	18%	18%	19%
Customer B	12%	14%	13%
Customer C	10%	10%	10%
Total	40%	42%	42%

On a consolidated basis, two customers accounted for 30% and 16% of the Company’s December 31, 2018 accounts receivable balance, respectively, compared to December 31, 2017 when two customers accounted for 21% and 18% of the accounts receivable balance, respectively. As of December 31, 2018 and 2017, the accounts receivable balance for Genzyme included $73.9 million and $18.1 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

The sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for the Company’s products. The Company has not historically experienced a significant level of uncollected receivables and has received continued payments from its more aged accounts in these countries. The Company believes that the allowances for doubtful accounts related to these countries, if any, is adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries.

The following table summarizes non-monetary long-lived assets by geographic region. Non-monetary long-lived assets primarily consist of property, plant and equipment, intangible assets, deferred tax assets and goodwill.

	December 31,
	2018	2017
Long-lived assets by geography:
United States	$1,719,733	$1,653,944
Ireland	220,878	198,781
Rest of world	158,583	158,530
Total long-lived assets	$2,099,194	$2,011,255

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(18) COLLABORATION AND LICENSE AGREEMENTS

In July 2017, the Company executed a license agreement and a settlement agreement (the Sarepta Agreements) with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to the Company’s Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. The Sarepta Agreements resolved the ongoing worldwide patent proceedings related to the use of EXONDYS 51 and all future exon-skipping products for the treatment of DMD. Pursuant to the Sarepta Agreements, Sarepta paid the Company a net one-time upfront fee of $31.5 million, which was recognized as license revenue. Under the Sarepta Agreements, Sarepta may pay certain additional regulatory and commercial milestone fees for exons 51, 45, 53 and possibly on future exon-skipping products to the Company if certain development and sales milestones are achieved. Additionally, the Company receives from Sarepta royalties based on 5% of net sales in the U.S. through the end of 2023 and 8% of net sales in the EU and in other countries, where certain of the Company’s patents exist, through September 30, 2024. The Company retained the right to convert the license to a co-exclusive right in the event it decides to proceed with an exon-skipping therapy for DMD.

On October 1, 2015, the Company entered into a Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement), to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), between the Company and Merck Serono, including the license to Kuvan the Company had granted to Merck Serono under the License Agreement. The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to Kuvan or Palynziq. Also on October 1, 2015, the Company and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase the Company had granted to Merck Serono under the License Agreement. On January 1, 2016, pursuant to the A&R Kuvan Agreement and the Pegvaliase Agreement, the Company completed the acquisition from Merck Serono and its affiliates of certain rights and other assets with respect to Kuvan and Palynziq. As a result, the Company acquired all global rights to Kuvan and Palynziq from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the U.S. and Canada and Palynziq in the U.S. and Japan. Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million in cash and is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, if future sales milestones are met. Pursuant to the Pegvaliase Agreement, as of December 31, 2018, the Company is obligated to pay Merck Serono up to a maximum of €75.0 million, in cash, if future development milestones are met.

On October 6, 2015, the Company completed the sale of talazoparib to Medivation Inc. (Medivation) pursuant to an asset purchase agreement (the Medivation Asset Purchase Agreement). Pursuant to the Medivation Asset Purchase Agreement, Medivation paid the Company an upfront payment of $410.0 million upon the closing of the transaction. In September 2016, Pfizer Inc. acquired Medivation, therefore obligations under the Medivation Asset Purchase Agreement (“Medivation Agreement”) transferred to Pfizer. During the fourth quarter of 2015, the Company recognized a net gain of $369.5 million related to the sale of the talazoparib intangible assets. In accordance with the Medivation Agreement, Pfizer shall pay the Company milestone payments of up to $160.0 million, of which $50.0 million was paid in 2018 pursuant to achievement of development and regulatory approval milestones. Commencing in 2018, pursuant to the Medivation Agreement, the Company receives mid-single digit percentage royalties on net sales of talazoparib.

In October 2012, the Company licensed to Catalyst Pharmaceutical Partners, Inc., (Catalyst) the North American rights to develop and market Firdapse. In consideration of this licensing arrangement, the Company received from Catalyst a $5.0 million convertible promissory note. Under the terms of the note agreement, the Company received 6.7 million shares of Catalyst common stock upon the automatic conversion of the convertible promissory note on December 10, 2012. In exchange for the North American rights to Firdapse, the Company will receive royalties of 7% to 10% on net product sales of Firdapse in North America, which is expected to commence in the first quarter of 2019. As of December 31, 2018 and 2017, there were no amounts due from Catalyst for reimbursable development costs and the Company held no shares of Catalyst common stock.

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

(19) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space and research, testing and manufacturing laboratory space in various facilities under operating agreements expiring at various dates through 2031. Certain of the leases provide for options by the Company to extend the lease for multiple five-year renewal periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases. Minimum lease payments for future years are as follows:

2019	$12,976
2020	12,549
2021	11,198
2022	10,574
2023	9,993
Thereafter	27,701
Total	$84,991

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $12.2 million, $11.4 million and $11.6 million, respectively. Deferred rent accruals at December 31, 2018 totaled $2.1 million, of which $0.5 million was current. Deferred rent accruals at December 31, 2017 totaled $2.3 million, of which $2.0 million was current.

Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the applicable lease agreement. As of December 31 2018 and 2017, the balance of the asset retirement obligation liability was $4.9 million and $4.2 million, respectively. See Note 3 to these Consolidated Financial Statements for further information on the fair value measurement of asset retirement obligations.

Research and Development Funding and Technology Licenses

The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory related items and certain third-party R&D services. As of December 31, 2018, these commitments for the next five years were approximately $91.8 million.

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

Contingent Payments

As of December 31, 2018, the Company is also subject to contingent payments totaling approximately $477.3 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $154.5 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $80.7 million relates to programs that are no longer being developed.

As of December 31, 2018, the Company has recorded $132.8 million of contingent consideration on its Consolidated Balance Sheets.