Form 10-Q
period 2019-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2019-04-29
CIK 1048477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,071,353 shares of common stock, par value $0.001, outstanding as of April 15, 2019.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the SEC) on February 28, 2019. You should carefully consider that information before you make an investment decision.

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

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$364,369	$493,982
Short-term investments	530,485	590,326
Accounts receivable, net	393,429	342,633
Inventory	534,696	530,871
Other current assets	93,876	98,403
Total current assets	1,916,855	2,056,215
Noncurrent assets:
Long-term investments	320,000	235,864
Property, plant and equipment, net	951,890	948,682
Intangible assets, net	485,981	491,808
Goodwill	197,039	197,039
Deferred tax assets	467,333	460,952
Other assets	96,300	36,568
Total assets	$4,435,398	$4,427,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$412,830	$437,290
Short-term contingent consideration	88,156	85,951
Total current liabilities	500,986	523,241

Noncurrent liabilities:
Long-term convertible debt, net	834,766	830,417
Long-term contingent consideration	48,461	46,883
Other long-term liabilities	114,558	58,647
Total liabilities	1,498,771	1,459,188
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 179,033,104 and 178,252,954 shares issued and outstanding, respectively.	179	178
Additional paid-in capital	4,682,900	4,669,926
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(12,912)	(13,301)
Accumulated other comprehensive income	19,794	5,271
Accumulated deficit	(1,753,334)	(1,694,134)
Total stockholders’ equity	2,936,627	2,967,940
Total liabilities and stockholders’ equity	$4,435,398	$4,427,128
(1)

December 31, 2018 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2019 and 2018

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Net product revenues	$394,483	$369,099
Royalty and other revenues	6,262	4,348
Total revenues	400,745	373,447
OPERATING EXPENSES:
Cost of sales	89,182	82,333
Research and development	183,591	183,948
Selling, general and administrative	162,158	138,336
Intangible asset amortization and contingent consideration	19,765	13,202
Total operating expenses	454,696	417,819
LOSS FROM OPERATIONS	(53,951)	(44,372)

Equity in the income (loss) of BioMarin/Genzyme LLC	(185)	68
Interest income	6,298	5,234
Interest expense	(6,727)	(11,562)
Other income (expense), net	1,608	(172)
LOSS BEFORE INCOME TAXES	(52,957)	(50,804)
Provision for (benefit from) income taxes	3,516	(6,655)
NET LOSS	$(56,473)	$(44,149)
NET LOSS PER SHARE, BASIC	$(0.32)	$(0.25)
NET LOSS PER SHARE, DILUTED	$(0.32)	$(0.26)
Weighted average common shares outstanding, basic	178,271	175,932
Weighted average common shares outstanding, diluted	178,271	176,150

COMPREHENSIVE LOSS	$(41,950)	$(49,147)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Shares of Common Stock
Beginning balance (at December 31, 2018 and December 31, 2017, respectively) (1)	178,253	175,844
Issuances under equity incentive plans	780	809
Ending balance	179,033	176,653

Stockholders' equity, beginning balances (at December 31, 2018 and December 31, 2017, respectively)	$2,967,940	$2,808,663
Common stock:
Beginning balance (1)	178	176
Issuances under equity incentive plans, net of tax	1	1
Ending balance	179	177
Additional paid-in capital:
Beginning balance (1)	4,669,926	4,483,220
Issuances under equity incentive plans, net of tax	(28,732)	(9,766)
Stock-based compensation	41,706	36,997
Beginning balance (1)	4,682,900	4,510,451
Company common stock held by the NQDC:
Beginning balance	(13,301)	(14,224)
Common stock held by the NQDC	389	207
Ending balance	(12,912)	(14,017)
Accumulated other comprehensive income (loss):
Beginning balance (1)	5,271	(22,961)
Impact of changes in accounting principle	—	(586)
Other comprehensive income (loss)	14,523	(4,998)
Ending balance	19,794	(28,545)
Accumulated Deficit:
Beginning balance (1)	(1,694,134)	(1,637,548)
Impact of changes in accounting principles	(2,727)	20,634
Net loss	(56,473)	(44,149)
Ending balance	(1,753,334)	(1,661,063)
Total stockholders' equity, ending balances (at March 31, 2019 and March 31, 2018, respectively)	$2,936,627	$2,807,003
(1)

The beginning balances were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and 2017, respectively, filed with the SEC on February 28, 2019 and February 26, 2018, respectively.

.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,473)	$(44,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,427	23,633
Non-cash interest expense	4,409	8,601
Accretion of discount on investments	(891)	761
Stock-based compensation	42,761	36,608
Deferred income taxes	(704)	(13,988)
Unrealized foreign exchange (gain) loss	(419)	5,616
Non-cash changes in the fair value of contingent consideration	12,260	5,631
Other	(19)	662
Changes in operating assets and liabilities:
Accounts receivable, net	(51,690)	(26,257)
Inventory	1,735	10,843
Other current assets	10,112	2,924
Other assets	2,220	(1,099)
Accounts payable and accrued liabilities	(42,070)	(51,887)
Other long-term liabilities	1,474	(408)
Net cash used in operating activities	(54,868)	(42,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,756)	(30,164)
Maturities and sales of investments	219,894	104,462
Purchases of available-for-sale securities	(239,843)	(145,933)
Other	(1,774)	(99)
Net cash used in investing activities	(50,479)	(71,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	5,798	13,134
Taxes paid related to net share settlement of equity awards	(30,105)	(22,899)
Other	(674)	—
Net cash used in financing activities	(24,981)	(9,765)
Effect of exchange rate changes on cash	715	(40)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(129,613)	(124,048)
Cash and cash equivalents:
Beginning of period	$493,982	$598,028
End of period	$364,369	$473,980
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$906	$11,731
Cash paid for interest	1,483	1,528
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(3,502)	$(11,367)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS

BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s portfolio consists of several commercial therapies and multiple clinical and pre-clinical product candidates.

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

(2) BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other period.

On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842) using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC Topic 842, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 840, Leases.  ASC Topic 842 had a material impact on the Company’s Condensed Consolidated Balance Sheet but did not have a significant impact on the Company’s consolidated net loss. The Company elected to use the practical expedient allowing the use-of-hindsight and reassessed the lease term for all unexpired leases that commenced before the effective date of ASC Topic 842. For leases that commenced and expired before the effective date of ASC Topic 842, the Company elected not to reassess the expired leases. The Company also elected not to include leases with initial terms of twelve months or less in the recognized right-of-use (ROU) assets and lease liabilities.

As a result of the cumulative impact of adopting ASC Topic 842, the Company recorded lease ROU assets of $55.9 million and lease liabilities of $59.0 million as of January 1, 2019, primarily related to real estate and equipment, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was recorded as an adjustment to Accumulated Deficit. Refer to Note 11 for additional disclosures required by ASC Topic 842.

On January 1, 2019, the Company adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), using the modified retrospective method. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. Results for reporting periods beginning January 1, 2019 are presented under ASU 2017-12, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting. The adoption of this ASU did not have a significant impact on the Company’s Condensed Consolidated Financial Statements. See Note 10 for additional disclosures required by ASU 2017-12.

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

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset also includes any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. When an arrangement requires payments for lease and non-lease components, the Company has elected to account for lease and non-lease components separately. Lease expense for leases with a term of twelve months or less is recognized on a straight-line basis.

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value, which is estimated using current exchange rates and interest rates, and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in Accumulated Other Comprehensive Income (AOCI) and amounts deferred in AOCI will be reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in Operating Expenses in the Consolidated Statements of Comprehensive Loss.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

Except as described in Note 2 – Basis of Presentation, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(5) FINANCIAL INSTRUMENTS

All marketable securities were classified as available-for-sale at March 31, 2019 and December 31, 2018.

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$220,980	$—	$—	$220,980	$220,980	$—	$—

Level 2:
Money market instruments	122,400	—	—	122,400	122,400	—	—
Corporate debt securities	563,691	1,535	(765)	564,461	—	309,721	254,740
Commercial paper	84,584	—		84,584	20,989	63,595	—
U.S. government agency securities	222,183	430	(369)	222,244	—	157,169	65,075
Foreign and other	50	136	(1)	185	—	—	185
Subtotal	992,908	2,101	(1,135)	993,874	143,389	530,485	320,000

Total	$1,213,888	$2,101	$(1,135)	$1,214,854	$364,369	$530,485	$320,000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$228,809	$—	$—	$228,809	$228,809	$—	$—

Level 2:
Money market instruments	205,736	—	—	205,736	205,736	—	—
Corporate debt securities	564,852	214	(2,288)	562,778	2,000	376,545	184,233
Commercial paper	77,702	—	—	77,702	21,964	55,738	—
U.S. government agency securities	240,436	144	(697)	239,883	31,474	156,967	51,442
Foreign and other	5,126	139	(1)	5,264	3999	1,076	189
Subtotal	1,093,852	497	(2,986)	1,091,363	265,173	590,326	235,864

Total	$1,322,661	$497	$(2,986)	$1,320,172	$493,982	$590,326	$235,864

(1)The Company’s short-term marketable securities mature in one year or less.

(2) The Company’s long-term marketable securities mature between one and five years.

As of March 31, 2019, the Company’s investments in an unrealized loss position were not significant, and since the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, no other-than-temporary impairment was deemed to have occurred.

(6) INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2019	2018
Intangible assets:
Finite-lived intangible assets	$309,702	$307,995
Indefinite-lived intangible assets	326,359	326,359
Gross intangible assets:	636,061	634,354
Less: Accumulated amortization	(150,080)	(142,546)
Net carrying value	$485,981	$491,808

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2019	2018
Building and improvements	$698,231	$694,447
Manufacturing and laboratory equipment	349,967	345,947
Computer hardware and software	161,063	157,787
Leasehold improvements	42,201	41,188
Furniture and equipment	33,667	33,234
Land improvements	7,213	6,551
Land	77,993	77,993
Construction-in-progress	75,405	64,170
	1,445,740	1,421,317
Accumulated depreciation	(493,850)	(472,635)
Total property, plant and equipment, net	$951,890	$948,682

The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Ireland.

Depreciation expense for the three months ended March 31, 2019 was $21.4 million, of which $6.5 million was capitalized into inventory. Depreciation expense for the three months ended March 31, 2018 was $20.0 million, of which $4.0 million was capitalized into inventory.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventory consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$60,427	$74,616
Work-in-process	282,802	231,064
Finished goods	191,467	225,191
Total inventory	$534,696	$530,871

Accounts Payable and Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts payable and accrued operating expenses	$224,385	$207,620
Accrued compensation expense	87,260	149,937
Accrued rebates payable	46,109	43,116
Accrued royalties payable	19,223	19,977
Value added taxes payable	11,351	7,785
Forward foreign currency exchange contracts	6,904	4,178
Lease liability	9,210	—
Other	8,388	4,677
Total accounts payable and accrued liabilities	$412,830	$437,290

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(9) FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with its policy in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. The following tables below presents the classification within fair value hierarchy of financial assets and liabilities not disclosed elsewhere that are remeasured on a recurring basis.

	Fair Value Measurements at March 31, 2019
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$537	$—	$537
Total other current assets	—	537	—	537
Other assets:
NQDC Plan assets	—	14,707	—	14,707
Restricted investments (1)	—	2,406	—	2,406
Strategic investments (2)	1,247	—	—	1,247
Total other assets	1,247	17,113	—	18,360
Total assets	$1,247	$17,650	$—	$18,897
Liabilities:
Current liabilities:
NQDC Plan liability	$639	$537	$—	$1,176
Contingent consideration	—	—	88,156	88,156
Total current liabilities	639	537	88,156	89,332
Other long-term liabilities:
NQDC Plan liability	$17,448	$14,707	—	32,155
Contingent consideration	—	—	48,461	48,461
Total other long-term liabilities	17,448	14,707	48,461	80,616
Total liabilities	$18,087	$15,244	$136,617	$169,948

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$370	$—	$370
Restricted investments (1)	—	9,581	—	9,581
Total other current assets	—	9,951	—	9,951
Other assets:
NQDC Plan assets	—	12,828	—	12,828
Restricted investments (1)	—	2,450	—	2,450
Strategic investments (2)	942	—	—	942
Total other assets	942	15,278	—	16,220
Total assets	$942	$25,229	$—	$26,171
Liabilities:
Current liabilities:
NQDC Plan liability	$55	$370	$—	$425
Contingent consideration	—	—	85,951	85,951
Total current liabilities	55	370	85,951	86,376
Other long-term liabilities:
NQDC Plan liability	17,598	12,828	—	30,426
Contingent consideration	—	—	46,883	46,883
Total other long-term liabilities	17,598	12,828	46,883	77,309
Total liabilities	$17,653	$13,198	$132,834	$163,685
(1)	The restricted investments at March 31, 2019 and December 31, 2018 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
(2)

The Company has investments in marketable equity securities measured using quoted prices in an active market that are considered strategic investments and included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

There were no transfers between levels during the three months ended March 31, 2019.

Liabilities measured at fair value on a recurring basis using Level 3 inputs includes contingent consideration. The following table represents a roll-forward of contingent consideration.

Contingent consideration at December 31, 2018	$132,834
Changes in the fair value of other contingent consideration	12,260
Milestone payment	(5,987)
Foreign exchange remeasurement of Euro denominated contingent consideration	(2,490)
Contingent consideration at March 31, 2019	$136,617

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(10) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted product revenues and operating expenses being denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and also uses forward contracts for economic hedging purposes which are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from net product revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, derivatives that hedge cash flows must be highly effective at offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.

The following table summarizes the Company’s derivatives designated as hedging instruments outstanding as of March 31, 2019 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Australian Dollars – Sell	6	2.5	Mar. 2019 - Jun. 2019
Brazilian Reais – Sell	10	147.0	May 2019
Canadian Dollars – Sell	6	7.8	Mar. 2019 - Jun. 2019
Colombian Pesos – Sell	12	105,300.0	Mar. 2019 - Mar. 2020
Euros – Purchase	151	186.1	Mar. 2019 - Feb. 2022
Euros – Sell	459	556.7	Mar. 2019 - Feb. 2022
Norwegian Krone – Sell	3	11.6	Mar. 2019 - Jun. 2019
Total	647

The following table summarizes the Company’s derivatives not designated as hedging instruments outstanding as of March 31, 2019 (notional amounts in millions):

		Aggregate Notional
	Number of	Amount in
Foreign Exchange Contracts	Contracts	Foreign Currency	Maturity
Brazilian Reais – Purchase	3	15.5	May 2019
Colombian Pesos – Sell	2	77,000.0	Mar. 2019 - May 2019
Euros – Purchase	7	145.8	Mar. 2019 - May 2019
Euros – Sell	1	1.0	Mar. 2019 - Apr. 2019
Great British Pounds – Purchase	1	8.2	May 2019
Rubles – Sell	2	700.0	Mar. 2019 - Apr. 2019
Total	16

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2019		March 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$19,931	Accounts payable and accrued liabilities	$5,177
Forward foreign currency exchange contracts	Other assets	16,221	Other long-term liabilities	5,445
Total		36,152		10,622
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	535	Accounts payable and accrued liabilities	1,727
Forward foreign currency exchange contracts	Other assets	—	Other long-term liabilities	—
Total		535		1,727

Total value of derivative contracts		$36,687		$12,349

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	$12,686	Accounts payable and accrued liabilities	$4,036
Forward foreign currency exchange contracts	Other assets	10,324	Other long-term liabilities	3,653
Total		23,010		7,689
Derivatives not designated as hedging instruments:
Level 2(1)
Forward foreign currency exchange contracts	Other current assets	168	Accounts payable and accrued liabilities	142
Total		168		142
Total value of derivative contracts		$23,178		$7,831

(1)  For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

The following tables summarize the impact of gains and losses from the Company's derivatives designated as hedging instruments on its Condensed Consolidated Financial Statements for the period presented.

Three Months Ended
March 31, 2019
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$12,825

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended
	March 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$394,483	$695
Operating expenses as reported	$454,696	$271

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings
Operating Expenses		$(2,978)

Over the next twelve months, the Company expects to reclassify unrealized gains of $10.6 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur.

The Company is exposed to counterparty credit risk on all of its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedges only with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.

(11) LEASES

The following table presents the Company’s right-of-use (ROU) assets and lease liabilities as of March 31, 2019:

		March 31,
Lease Classification	Classification	2019
Assets:
Operating	Other Assets	$44,226
Financing	Other Assets	9,204
Total ROU assets		$53,430
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$6,347
Financing	Accounts payable and accrued liabilities	2,863
Noncurrent:
Operating	Other long-term liabilities	39,282
Financing	Other long-term liabilities	8,669
Total lease liabilities		$57,161

Maturities of lease liabilities as of March 31, 2019 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2019	$7,257	$2,521	$9,778
2020	8,443	3,465	11,908
2021	7,444	2,867	10,311
2022	7,079	2,259	9,338
2023	5,610	1,747	7,357
Thereafter	20,471	—	20,471
Total lease payments	56,304	12,859	69,163
Less: Interest	(10,675)	(1,327)	(12,002)
Present value of lease liabilities	$45,629	$11,532	$57,161

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

		Three Months Ended
Lease Cost	Classification	March 31, 2019
Operating (1)	Operating Expenses	$3,080
Financing:
Amortization	Operating Expenses	607
Interest expense	Operating Expenses	161
Total lease costs		$3,848

(1)	Includes short-term leases and variable lease costs, both of which were not material.

March 31,
Other Information	2019
Weighted average remaining lease term (in years):
Operating leases	7.8
Financing leases	4.0

Weighted average discount rate:
Operating leases	5.2%
Financing leases	5.4%

Additional leases not yet commenced (undiscounted):
Operating lease liability to commence approximately mid-2019	$12,116

March 31,
Supplemental Cash Flow Information	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$1,600
Financing leases	$161
Cash used in financing activities:
Financing leases	$674
ROU assets obtained in exchange for lease obligations:
Operating leases	$19
Financing leases	$68

Lease Commitments as of December 31, 2018

Minimum lease payments for future years as of December 31, 2018 were as follows:

2019	$12,976
2020	12,549
2021	11,198
2022	10,574
2023	9,993
Thereafter	27,701
Total	$84,991

Rent expense for the year ended December 31, 2018 was $12.2 million. Deferred rent accruals at December 31, 2018 totaled $2.1 million, of which $0.5 million was current.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(12) DEBT

Convertible Notes

As of March 31, 2019, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $870.0 million (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, quarterly. The following table summarizes information regarding the Company’s convertible debt:

	March 31,	December 31,
	2019	2018
1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	374,993	374,993
Unamortized discount	(23,031)	(26,581)
Unamortized deferred offering costs	(2,010)	(2,334)
Convertible Notes due in 2020, net	349,952	346,078

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(7,593)	(7,946)
Unamortized deferred offering costs	(2,593)	(2,715)
Convertible Notes due in 2024, net	484,814	484,339

Total convertible debt, net	$834,766	$830,417

Fair value of fixed rate convertible debt
Convertible Notes due in October 2020 (1)	425,216	419,722
Convertible Notes due in August 2024 (1)	505,751	491,626
Total fair value of fixed rate convertible debt	$930,967	$911,348

(1)

The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2019	2018
Coupon interest expense	$2,157	$2,961
Amortization of debt issuance costs	507	1,004
Accretion of discount on convertible notes	3,902	7,597
Total interest expense on convertible debt	$6,566	$11,562

See Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to the Company’s convertible debt.

Revolving Credit Facility

In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility) and terminated the 2016 Credit Facility. The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19,

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of March 31, 2019 and December 31, 2018, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. As of March 31, 2019, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Condensed Consolidated
Details about AOCI Components	2019	2018	Statement of Comprehensive Loss Classification
Gains (losses) on cash flow hedges:
Forward foreign currency exchange contracts	$695	$(7,646)	Net product revenues
Forward foreign currency exchange contracts	271	1,861	Operating expenses
Total gain (loss) on cash flow hedges	$966	$(5,785)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income before reclassifications	12,825	3,455	(1)	16,279
Less: net gain (loss) reclassified from AOCI	966	—	—	966
Tax effect	—	(790)	—	(790)
Net current-period other comprehensive income (loss)	11,859	2,665	(1)	14,523
AOCI balance at March 31, 2019	$19,060	$748	$(14)	$19,794

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended March 31, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle	—	(586)	—	$(586)
AOCI balance at January 1, 2018	$(20,232)	$(3,308)	$(7)	$(23,547)
Other comprehensive income (loss) before reclassifications	(9,226)	(2,021)	1	(11,246)
Less: gain (loss) reclassified from AOCI	(5,785)	—	—	(5,785)
Tax effect	—	463	—	463
Net current-period other comprehensive income (loss)	(3,441)	(1,558)	1	(4,998)
AOCI balance at March 31, 2018	$(23,673)	$(4,866)	$(6)	$(28,545)

(14) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION

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

The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme. Although Genzyme Corporation (Genzyme) sells Aldurazyme worldwide, the revenues earned by the Company are included in the U.S. region, as the transactions are with Genzyme whose headquarters is located in the U.S. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.

	Three Months Ended March 31,
	2019	2018
Total revenues by geographic region:
United States	$190,936	$190,571
Europe	124,539	105,650
Latin America	33,839	38,403
Rest of world	51,431	38,823
Total revenues	$400,745	$373,447

The following table disaggregates Net Product Revenues by product.

	Three Months Ended March 31,
	2019	2018
Net product revenues by product:
Aldurazyme	$45,267	$66,056
Brineura	12,180	6,917
Firdapse	5,112	4,926
Kuvan	106,924	99,115
Naglazyme	86,927	74,996
Palynziq	12,272	—
Vimizim	125,801	117,089
Total net product revenues	$394,483	$369,099

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

	Three Months Ended March 31,
	2019	2018
United States	$144,285	$124,141
Europe	123,085	104,798
Latin America	33,840	27,711
Rest of world	48,006	46,393
Total net product revenues marketed by the Company	349,216	303,043
Aldurazyme net product revenues marketed by Genzyme	45,267	66,056
Total net product revenues	$394,483	$369,099

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2019	2018
Customer A	18%	17%
Customer B	12%	18%
Customer C	11%	12%
Customer D	11%	8%
Total	52%	55%

On a consolidated basis, two customers accounted for 30% and 23% of the March 31, 2019 accounts receivable balance, respectively, compared to December 31, 2018, when two customers accounted for 30% and 16% of the accounts receivable balance, respectively. As of March 31, 2019 and December 31, 2018, the accounts receivable balance for Genzyme included $88.9 million and $73.9 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

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

(15) STOCK-BASED COMPENSATION

Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2019	2018
Cost of sales	$4,819	$3,140
R&D	13,833	13,269
Selling, general and administrative	24,109	20,199
Total stock-based compensation expense	$42,761	$36,608

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock-based compensation of $3.8 million and $3.5 million was capitalized into inventory for the three months ended March 31, 2019 and 2018, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

Equity Awards with Service-Based Vesting Conditions

During the three months ended March 31, 2019, the Company granted 1,578,618 RSUs with service-based vesting conditions with a weighted-average fair value of $94.55 per share.

During the three months ended March 31, 2019, the Company granted options to purchase 598,950 shares of common stock with a weighted-average fair value of $36.88 per share.

The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Three Months Ended March 31,
	2019	2018
Expected volatility	37.2 – 37.4%	37.8 – 38.3%
Dividend yield	0.0%	0.0%
Expected life	4.6 – 5.8 years	4.6 – 5.7 years
Risk-free interest rate	2.4 – 3.0%	2.3 – 2.7%

The Company did not issue any new stock purchase rights under the Employee Stock Purchase Plan during the three months ended March 31, 2019.

Restricted Stock Unit Awards with Performance Conditions

In March 2019, the Compensation Committee and Board of Directors (Board) approved the grant of 99,010 RSUs (base RSUs) with performance-based vesting conditions and a grant date fair value of $94.53. This award is contingent upon the achievement of a 2019 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The Company evaluated the 2019 revenue target in the context of its current 2018 revenue forecast, and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing in the first quarter of 2019. The number of shares that may be earned range between 0% and 200% of the base RSUs, dependent on the percentage of 2019 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme, and determined using fixed foreign currency exchange rates) achieved against the target managed revenues, with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target. RSUs with performance-based vesting conditions with similar performance conditions were granted in 2018, 2017 and 2016.

Restricted Stock Unit Awards with Market Conditions

In March 2019, the Compensation Committee and Board approved the grant of 99,010 RSUs (base RSU-TSRs) with market-based vesting conditions to certain executives. These RSUs, if any, vest in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between 0% and 200% of the base RSU-TSRs with a ceiling achievement level of 100% of the base RSU-TSRs in the event that the Company’s absolute TSR multiplier is above the 50th percentile but the Company’s TSR multiplier is negative on an absolute basis. The Company utilized a Monte Carlo simulation model to determine the grant date fair value of $143.92. Compensation expense for awards with market conditions is recognized over the service period using the straight-line method and is not reversed if the market condition is not met.

(16) NET LOSS PER COMMON SHARE

Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs, common stock held by the NQDC and contingent issuances of common stock related to convertible debt. The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss, basic	$(56,473)	$(44,149)
Less: gain on common stock held by the NQDC	—	1,322
Net loss, diluted	$(56,473)	$(45,471)
Denominator:
Weighted-average common shares outstanding, basic	178,271	175,932
Effect of dilutive securities:
Common shares held by the NQDC	—	218
Weighted-average common shares outstanding, diluted	178,271	176,150
Net loss per common share, basic	$(0.32)	$(0.25)
Net loss per common share, diluted	$(0.32)	$(0.26)

The table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands of common shares):

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	7,749	8,473
Common stock issuable under the 2018 Notes	—	3,983
Common stock issuable under the 2020 Notes	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	3,970
Unvested restricted stock units	4,164	3,734
Common stock potentially issuable for ESPP purchases	417	425
Common stock held by the NQDC	202	—
Total number of potentially issuable shares	20,485	24,568

The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net loss per share as of March 31, 2019  and 2018 as the Company’s closing stock prices on March 31, 2019 and 2018, respectively, did not exceed the conversion price of $94.15 per share. The potential effect of the capped call transactions with respect to the Company’s 0.75% senior subordinated convertible notes due in 2018 was excluded from the diluted net loss per share as of March 31, 2018 as the Company’s closing stock price on March 31, 2018 did not exceed the conversion price of $94.15 per share. There is no similar capped call transaction associated with the 2024 Notes. See Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to the Company’s convertible debt and capped call transaction.

(17) COMMITMENTS AND CONTINGENCIES

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

Contingent Payments

As of March 31, 2019, the Company is subject to contingent payments totaling approximately $473.3 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $151.4 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party and $79.9 million relates to programs that are no longer being developed.

As of March 31, 2019, the Company has recorded a total of $136.6 million of contingent consideration liabilities on its Condensed Consolidated Balances Sheet. See Note 9 to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.

BIOMARIN PHARMACEUTICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Other Commitments

In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain other inventory-related items. As of March 31, 2019, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $111.5 million.

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

Our portfolio consists of several commercial products and multiple clinical and pre-clinical product candidates. A summary of our major commercial products, including key metrics, as of March 31, 2019, is provided below:

Major Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration (1)	U.S. Biologic Exclusivity Expiration (2)	EU Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable (5)	2020 (5)
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (7)	2025	2030	TBD (7)
Vimizim (elosulfase alpha)	MPS IVA (8)	2021	2026	2024

(1)

See “Government Regulation—Orphan Drug Designation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (our “Annual Report”) for further discussion

(2)	See “Government Regulation— Healthcare Reform” in Part I, Item 1 of our Annual Report for further discussion
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
(7)

For the treatment of PKU in adult patients. Palynziq (formerly referred to as pegvaliase) was approved by the U.S. Food and Drug Administration (FDA) in May 2018 and our European Marketing Authorization Application (MAA) submission for Palynziq was accepted by the European Medicines Agency (EMA) in March 2018. We expect to learn the status of this MAA during the second quarter of 2019.

(8)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)

A summary of our ongoing major development programs, including key metrics as of March 31, 2019, is provided below:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

(1)

In May 2018, the FDA granted marketing approval for Palynziq in the U.S., and our European MAA submission for Palynziq was accepted by the EMA in March 2018. We expect to learn the status of the MAA during the second quarter of 2019.

(2)	Hemophilia A is also called factor VIII deficiency or classic hemophilia.

Business Developments

We continued to grow our commercial business and advance our product candidate pipeline during the first quarter of 2019. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:

•

Palynziq – In March 2019, the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the EMA, adopted a positive opinion for our Palynziq MAA and we expect to learn the status of this MAA during the second quarter of 2019.

•

Brineura – We announced in February 2019 that twenty-three patients in the ongoing open-label extension study treated with Brineura continued to show a reduced rate of decline compared to a natural history cohort of CLN2 disease for three years as measured by the CLN2 Clinical Rating Scale.

Financial Highlights

Key components of our results of operations include the following:

	Three Months Ended March 31,
	2019	2018
Total revenues	$400.7	$373.4
Cost of sales	89.2	82.3
Research and development (R&D) expense	183.6	183.9
Selling, general and administrative (SG&A) expense	162.2	138.3
Intangible asset amortization and contingent consideration	19.8	13.2
Net loss	(56.5)	(44.1)

The increase in Net Loss for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributed to the following:

•

increased SG&A expense primarily due to Palynziq U.S. commercial launch and European pre-launch activities, other administrative expenses, consulting fees and increased employee-related costs to support our operations; and

•	increased contingent consideration expense related to the progression of our Palynziq development program towards MAA approval; partially offset by
•	increased gross profit from higher sales volume of Palynziq, Naglazyme, Kuvan, Vimizim and Brineura.

See “Results of Operations” below for additional information related to the Net Loss fluctuations presented above.

Our cash, cash equivalents and investments totaled approximately $1.2 billion as of March 31, 2019, compared to $1.3 billion as of December 31, 2018. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Critical Accounting Policies, Estimates and Judgments

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

There have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2019, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Results of Operations

Revenues

Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2019	2018	Change
Aldurazyme	$45.3	$66.1	$(20.8)
Brineura	12.2	6.9	5.3
Firdapse	5.1	4.9	0.2
Kuvan	106.9	99.1	7.8
Naglazyme	86.9	75.0	11.9
Palynziq	12.3	—	12.3
Vimizim	125.8	117.1	8.7
Total net product revenues	$394.5	$369.1	$25.4

Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy and Aldurazyme is marketed world-wide by Genzyme Corporation (Genzyme). Outside the U.S., our commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. In certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues.

The following is additional discussion of our Net Product Revenues results for our major products:

•	Aldurazyme: decreased due to the timing of product sales to Genzyme.
•	Brineura: the increase was primarily attributed to new patients initiating therapy in Germany and the US.
•	Kuvan: the increase was primarily attributed to new patients initiating therapy in the US and sales volume in Europe.
•	Naglazyme: the increase was primarily attributed to increased sales volume driven by government ordering patterns from Brazil.
•

Palynziq: the increase during the first quarter of 2019 compared to the same quarter of 2018 was primarily attributed to the conversion of clinical patients to commercial Palynziq in the U.S. following the commercial sales launch in the third quarter of 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

•

Vimizim: the increase was due to higher volumes of sales across most regions and also included an increase due to government ordering patterns in certain Latin American, Middle Eastern and European countries.

We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in U.S. Dollar (USD) and foreign currencies (as-converted to USD):

	For the Three Months Ended March 31,
	2019	2018	Change
Sales denominated in USD	$235.2	$236.4	$(1.2)
Sales denominated in foreign currencies	159.3	132.7	26.6
Total net product revenues	$394.5	$369.1	$25.4

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended March 31, 2019 was negative by $5.4 million, compared to a positive impact of $8.5 million for the three months ended March 31, 2018, both of which were driven by the fluctuations in Euro exchange rates.

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

The following table summarizes our Cost of Sales and product gross margin:

	For the Three Months Ended March 31,
	2019	2018	Change
Total net product revenues	$394.5	$369.1	$25.4
Cost of sales	89.2	82.3	6.9
Product gross margin	77%	78%	(1.0)%

Our Cost of Sales increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased sales volume of Vimizim, Naglazyme and Kuvan and expenses incurred related to the commercial launch of Palynziq, which occurred in the third quarter of 2018. Gross margin decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to pricing decreases.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

R&D expense was relatively flat as compared to that of the three months ended March 31, 2018. R&D expense consisted of the following:

	Three Months Ended March 31,
	2019	2018	Change
Palynziq	$22.8	$34.5	$(11.7)
Valoctocogene roxaparvovec	53.0	35.0	18.0
Vosoritide	32.0	20.9	11.1
Tralesinidase alfa	8.8	30.7	(21.9)
Brineura	10.5	11.4	(0.9)
Other approved products	17.1	17.9	(0.8)
Early stage programs	16.9	16.8	0.1
Other	22.5	16.7	5.8
Total	$183.6	$183.9	$(0.3)

The changes in R&D expense was primarily attributed to the following:

•	a decrease in tralesinidase alfa manufacturing costs to support the clinical trials;
•	a decrease in manufacturing costs for Palynziq, which was approved in May 2018 at which time we began capitalizing manufacturing costs; partially offset by
•	an increase in clinical study costs related to our product candidates valoctocogene roxaparvovec and vosoritide.

For the remainder of 2019, we expect our R&D spending to increase over 2018 levels primarily due to valoctocogene roxaparvovec, vosoritide and other programs progressing in their development; partially offset by reduced clinical expenses for pegvaliase. We also expect increased spending on preclinical activities for our early development stage programs and to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products.

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

Selling, General and Administrative (SG&A) expense increased to $162.2 million for the three months ended March 31, 2019 from $138.3 million for the three months ended March 31, 2018.  The increase in SG&A expense was primarily a result of the following:

	Three Months Ended March 31,
	2019	2018	Change
Selling & Marketing expense	$83.5	$76.1	$7.4
General & Administrative expense	78.7	62.2	16.5
Total SG&A expense	$162.2	$138.3	$23.9

	Three Months Ended March 31,
Selling & Marketing expense by product	2019	2018	Change
Brineura	$9.4	$10.5	$(1.1)
Palynziq	13.3	5.0	8.3
Other approved products	47.8	51.1	(3.3)
Other	13.0	9.5	3.5
Total Selling & Marketing expense	$83.5	$76.1	$7.4

The increase in S&M expense was primarily a result of the increased Palynziq costs in support of the continued U.S. commercial launch and pre-launch EU activities.

The increase in G&A expense was primarily due to increased personnel-related costs resulting from increased headcount to support our growth and other administrative-related costs.

We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Palynziq, pre-commercialization efforts related to product candidates, and the continued international expansion of Vimizim and the PKU franchise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Intangible Asset Amortization and Contingent Consideration

Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration include:

	Three Months Ended March 31,
	2019	2018	Change
Changes in the fair value of contingent consideration	$12.3	$5.6	$6.7
Amortization of intangible assets	7.5	7.6	(0.1)
Total intangible asset amortization and contingent consideration	$19.8	$13.2	$6.6

Fair value of contingent consideration – the changes in the fair value of the contingent consideration for the three months ended March 31, 2019 were attributable to changes in the estimated probability of achieving development milestones, which was primarily related to the continued progress of the Palynziq program toward the anticipated European MAA approval.

Interest Income

We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. The change during the periods presented for interest income was as follows:

	Three Months Ended March 31,
	2019	2018	Change
Interest income	$6.3	$5.2	$1.1

The increase in interest income for the three months ended March 31, 2019 compared to 2018 was primarily due to a higher investment balance during the period and a higher average interest rate on investments.

Interest Expense

We incur interest expense on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended March 31,
	2019	2018	Change
Coupon interest expense	$2.3	$3.0	$(0.7)
Amortization of issuance costs	0.5	1.0	(0.5)
Accretion of discount on convertible notes	3.9	7.6	(3.7)
Total interest expense	$6.7	$11.6	$(4.9)

The decrease in Interest Expense for the three months ended March 31, 2019 compared to 2018 was primarily due to the maturity of our 0.75% senior subordinated convertible notes, which matured on October 15, 2018. We do not expect Interest Expense to fluctuate significantly over the next 12 months. See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Provision for (Benefit from) Income Taxes

For the three months ended March 31, 2019, we recognized an income tax expense of $3.5 million compared to the three months ended March 31, 2018 when we recognized an income tax benefit of $6.7 million. U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2019 and 2018. The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which became effective on January 1, 2018, resulted in significant changes to the U.S. corporate income tax system including a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in our foreign subsidiaries being subject to U.S. taxation.

The income tax expense for the three months ended March 31, 2019 also consisted of state, federal and foreign current tax expense partially offset by deferred tax benefits from federal orphan drug and R&D credits and the tax benefit related to stock option exercises during the period, which resulted in a net income tax expense in the current period. The income tax benefit for the three months ended March 31, 2018 also consisted of deferred tax benefits from federal orphan drug and R&D credits and the tax benefit related to stock option exercises during that period and was partially offset by state, federal and foreign current income tax expense, which resulted in a net income tax benefit. We recorded a tax benefit of $4.6 million associated with a measurement-period adjustment in the period ending March 31, 2018 related to the remeasurement of deferred taxes as a result of the 2017 Tax Act.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

See Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of our income taxes.

Financial Position, Liquidity and Capital Resources

As of March 31, 2019, we had approximately $1.2 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.

In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of March 31, 2019, $148.8 million of our $1.2 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our liquidity and capital resources as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018	Change
Cash and cash equivalents	$364.4	$494.0	$(129.6)
Short-term investments	530.5	590.3	(59.8)
Long-term investments	320.0	235.9	84.1
Cash, cash equivalents and investments	$1,214.9	$1,320.2	$(105.3)

Convertible debt	$834.8	$830.4	$4.4

Our cash flows for the three months ended March 31, 2019 and 2018 are summarized as follows:

	2019	2018	Change
Cash and cash equivalents at the beginning of the period	$494.0	$598.0	$(104.0)
Net cash used in operating activities	(54.9)	(42.5)	(12.4)
Net cash used in investing activities	(50.5)	(71.7)	21.2
Net cash used in financing activities	(25.0)	(9.8)	(15.2)
Foreign exchange impact	0.8	-	0.8
Cash and cash equivalents at the end of the period	$364.4	$474.0	$(109.6)
Short-term and long-term investments	850.5	1,222.4	(371.9)
Cash, cash equivalents and investments	$1,214.9	$1,696.4	$(481.5)

Cash Used in Operating Activities

Cash used in operating activities increased by $12.4 million to $54.9 million in the three months ended March 31, 2019, compared to $42.5 million in the three months ended March 31, 2018. The increase is primarily attributed to the timing of cash receipts from customers, payments to vendors and higher inventory levels. The increase in accounts receivable is primarily attributed to the increase in Genzyme unbilled receivables which become payable when Genzyme sells the product to their end customer.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

Cash Used in Investing Activities

Net cash used in investing activities decreased by $21.2 million to $50.5 million in the three months ended March 31, 2019, compared to $71.7 million during the three months ended March 31, 2018. The decrease in net cash used in investing activities during the three months ended March 31, 2019 was primarily attributable to a $21.5 million decrease in net purchases of available-for-sale debt securities.

Cash Used in Financing Activities

Net cash used in financing activities increased by $15.2 million to $25.0 million used in the three months ended March 31, 2019, compared to $9.8 million during the three months ended March 31, 2018. The increase in net cash used in financing activities for the three months ended March 31, 2019 was attributed to an increase in cash paid for taxes related to the net settlement of equity awards and a decrease in proceeds from option exercises.

Other Information

Our $870.0 million (undiscounted) of total convertible debt as of March 31, 2019 will impact our liquidity due to the semi-annual cash interest payments. As of March 31, 2019, our indebtedness consisted primarily of the 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.

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

In October 2018, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of March 31, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.

For additional discussion about our debt, see Note 12 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. The R&D expenses of our major development programs from inception to March 31, 2019 were as follows:

Since Program
Inception
Palynziq	$640.5
Valoctocogene roxaparvovec	454.0
Vosoritide	351.0
Brineura	297.6
Other approved products	1,067.5
Other	Not meaningful

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell our products;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•	the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);
•	the timing, number, size and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities; and
•	the progress of research programs carried out by us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Contractual and Commercial Obligations

We have contractual and commercial obligations under our convertible debt, leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of March 31, 2019 are presented in the table below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(In millions, except as otherwise disclosed)

	Payments Due Within
				More
		>1 -3	> 3 - 5	Than 5
	2019	Years	Years	Years	Total
2020 Notes and related interest	$5.6	$380.6	$—	$—	$386.2
2024 Notes and related interest	1.5	5.9	5.9	498.0	511.3
Leases	9.9	24.3	18.8	27.7	80.7
R&D and purchase commitments	105.4	6.1	—	—	111.5
Total	$122.4	$416.9	$24.7	$525.7	$1,089.7

We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $473.3 million as of March 31, 2019, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $151.4 million relates to remaining amounts due to a third party, from whom we acquired certain rights and other assets with respect to Kuvan and Palynziq in 2016, and $79.9 million relates to programs that are no longer being developed.

As of March 31, 2019, we have recorded $136.6 million of total contingent consideration liabilities on our Condensed Consolidated Balance Sheets.

See Note 17 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2019 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

(b) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls in 2018 to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate adoption on January 1, 2019. The Company implemented an additional internal control related to adoption of the new standard to ensure monitoring of the completeness and accuracy of its data collection and disclosures. There were no other significant changes to our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

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

We may experience development problems related to our gene therapy program that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials and the FDA has approved several cell-based gene therapy treatments to date, the FDA has only approved one vector-

based gene therapy product thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidate in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.

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

As of March 31, 2019, we had cash, cash equivalents and investments totaling $1.2 billion and long-term debt obligations of $870.0 million (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.

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

As of March 31, 2019, we had $870.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments and terminated the credit facility that we entered into in November 2016, which had provided for up to $100.0 million in revolving loans (the 2016 Credit Facility). The 2018 Credit Facility replaced the 2016 Credit Facility. Our indebtedness may:

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

For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

*The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our revenue and results of operations.

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the EU in a national referendum (Brexit). On March 29, 2017, the United Kingdom’s Prime Minister formally delivered the notice of withdrawal. The withdrawal of the United Kingdom from the EU will take effect on the effective date of the withdrawal agreement, unless the United Kingdom opts to remain in the EU. It appears likely that this withdrawal will continue to involve lengthy negotiations between the United Kingdom and European Union Member States to determine the future terms of the United Kingdom’s relationship with the EU, and the wider EEA.

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 29, 2019	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial officer)