Form 10-Q
period 2019-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2019-08-02
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number: 000-26727
______________________________________
BioMarin Pharmaceutical Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			68-0397820
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

770 Lindaro Street	San Rafael	California	94901
(Address of principal executive offices)			(Zip Code)

(415) 506-6700
(Registrant’s telephone number including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BMRN	The NASDAQ Global Select Market
______________________________________

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,462,759 shares of common stock, par value $0.001, outstanding as of July 22, 2019.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2019 and December 31, 2018
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$307,577	$493,982
Short-term investments	423,526	590,326
Accounts receivable, net	377,150	342,633
Inventory	578,736	530,871
Other current assets	119,779	98,403
Total current assets	1,806,768	2,056,215
Noncurrent assets:
Long-term investments	374,965	235,864
Property, plant and equipment, net	962,970	948,682
Intangible assets, net	476,632	491,808
Goodwill	197,039	197,039
Deferred tax assets	475,554	460,952
Other assets	99,456	36,568
Total assets	$4,393,384	$4,427,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$429,502	$437,290
Short-term contingent consideration	9,926	85,951
Total current liabilities	439,428	523,241

Noncurrent liabilities:
Long-term convertible debt, net	839,165	830,417
Long-term contingent consideration	50,151	46,883
Other long-term liabilities	103,686	58,647
Total liabilities	1,432,430	1,459,188
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 179,433,316 and 178,252,954 shares issued and outstanding, respectively.	179	178
Additional paid-in capital	4,744,316	4,669,926
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(10,211)	(13,301)
Accumulated other comprehensive income	17,439	5,271
Accumulated deficit	(1,790,769)	(1,694,134)
Total stockholders’ equity	2,960,954	2,967,940
Total liabilities and stockholders’ equity	$4,393,384	$4,427,128

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2019 and 2018
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Net product revenues	$379,075	$367,786	$773,558	$736,885
Royalty and other revenues	8,688	5,059	14,950	9,407
Total revenues	387,763	372,845	788,508	746,292
OPERATING EXPENSES:
Cost of sales	77,436	79,019	166,618	161,352
Research and development	185,641	175,582	369,232	359,530
Selling, general and administrative	160,754	153,280	322,912	291,616
Intangible asset amortization and contingent consideration	20,286	10,227	40,051	23,429
Gain on sale of intangible assets	(15,000)	(20,000)	(15,000)	(20,000)
Total operating expenses	429,117	398,108	883,813	815,927
LOSS FROM OPERATIONS	(41,354)	(25,263)	(95,305)	(69,635)

Equity in the loss of BioMarin/Genzyme LLC	(44)	(107)	(229)	(39)
Interest income	5,899	5,569	12,197	10,803
Interest expense	(6,866)	(12,225)	(13,593)	(23,787)
Other income, net	470	2,849	2,078	2,677
LOSS BEFORE INCOME TAXES	(41,895)	(29,177)	(94,852)	(79,981)
Benefit from income taxes	(4,460)	(12,385)	(944)	(19,040)
NET LOSS	$(37,435)	$(16,792)	$(93,908)	$(60,941)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.21)	$(0.09)	$(0.53)	$(0.35)
Weighted average common shares outstanding, basic and diluted	179,048	176,873	178,662	176,405

COMPREHENSIVE (LOSS)/INCOME	$(39,790)	$10,624	$(81,740)	$(38,523)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2019 and 2018
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of Common Stock
Beginning balance at March 31, 2019 and 2018 and December 31, 2018 and December 31, 2017, respectively (1)	179,033	176,653	178,253	175,844
Issuances under equity incentive plans	400	855	1,180	1,664
Ending balance	179,433	177,508	179,433	177,508

Beginning balance at March 31, 2019 and 2018 and December 31, 2018 and December 31, 2017, respectively (1)	$2,967,940	$2,808,663	$2,967,940	$2,808,663
Common stock:
Beginning balance (1)	179	177	178	176
Issuances under equity incentive plans, net of tax	—	1	1	2
Ending balance	179	178	179	178
Additional paid-in capital:
Beginning balance (1)	4,682,900	4,510,451	4,669,926	4,483,220
Issuances under equity incentive plans, net of tax	10,843	26,076	(17,889)	16,310
Stock-based compensation	40,362	40,773	82,068	77,770
Common stock held by the NQDC	(442)	—	(442)
Accounting impact of NQDC Plan change (See Note 9)	10,653	—	10,653	—
Ending balance	4,744,316	4,577,300	4,744,316	4,577,300
Company common stock held by the NQDC:
Beginning balance (1)	(12,912)	(14,017)	(13,301)	(14,224)
Common stock held by the NQDC	53	627	442	834
Accounting impact of NQDC Plan change (See Note 9)	2,648	—	2,648	—
Ending balance	(10,211)	(13,390)	(10,211)	(13,390)
Accumulated other comprehensive income (loss):
Beginning balance (1)	19,794	(28,545)	5,271	(22,961)
Impact of changes in accounting principle	—	—	—	(586)
Other comprehensive income (loss)	(2,355)	27,416	12,168	22,418
Ending balance	17,439	(1,129)	17,439	(1,129)
Accumulated Deficit:
Beginning balance (1)	(1,753,334)	(1,661,063)	(1,694,134)	(1,637,548)
Impact of changes in accounting principles	—	—	(2,727)	20,634
Net loss	(37,435)	(16,792)	(93,908)	(60,941)
Ending balance	(1,790,769)	(1,677,855)	(1,790,769)	(1,677,855)
Total stockholders' equity, ending balances at June 30, 2019 and June 30, 2018, respectively	$2,960,954	$2,885,104	$2,960,954	$2,885,104

(1)
The beginning balances for the six month periods were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2019 and 2018
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,908)	$(60,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,771	44,610
Non-cash interest expense	8,870	17,300
Accretion of discount on investments	(1,510)	(41)
Stock-based compensation	82,590	75,214
Gain on sale of intangible assets	(15,000)	(20,000)
Deferred income taxes	(10,083)	(29,681)
Unrealized foreign exchange (gain) loss	799	(5,693)
Non-cash changes in the fair value of contingent consideration	4,891	1,828
Other	(3,603)	1,772
Changes in operating assets and liabilities:
Accounts receivable, net	(31,030)	(77,416)
Inventory	(33,119)	15,493
Other current assets	(4,989)	(2,037)
Other assets	(4,593)	(6,448)
Accounts payable and accrued liabilities	(37,571)	(32,989)
Other long-term liabilities	10,279	2,663
Net cash used in operating activities	(79,206)	(76,366)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(61,387)	(52,682)
Maturities and sales of investments	423,477	311,969
Purchases of available-for-sale securities	(386,320)	(345,458)
Proceeds from sale of intangible asset	—	20,000
Purchase of intangible assets	(5,770)	—
Other	(808)	(841)
Net cash used in investing activities	(30,808)	(67,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	19,013	44,926
Taxes paid related to net share settlement of equity awards	(36,900)	(28,614)
Payment of contingent acquisition consideration	(57,507)	(43,108)
Other	(1,347)	—
Net cash used in financing activities	(76,741)	(26,796)
Effect of exchange rate changes on cash	350	(443)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(186,405)	(170,617)
Cash and cash equivalents:
Beginning of period	$493,982	$598,028
End of period	$307,577	$427,411
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$3,933	$14,858
Cash paid for interest	4,295	5,831
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(3,467)	$(7,734)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS
BioMarin Pharmaceutical Inc. (the Company) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates.
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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other period.
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
On January 1, 2019, the Company adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), using the modified retrospective method. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. Results for reporting periods beginning January 1, 2019 are presented under ASU 2017-12, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 10 for additional disclosures required by ASU 2017-12.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

(4) RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 – Basis of Presentation and below, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that the Company believes are of significance or potential significance to the Company.
Accounting Pronouncements Not Yet Adopted
Effective January 1, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at June 30, 2019 and December 31, 2018.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$226,959	$—	$—	$226,959	$226,959	$—	$—

Level 2:
Money market instruments	68,648	—	—	68,648	68,648	—	—
Corporate debt securities	564,624	3,270	(216)	567,678	—	279,033	288,645
Commercial paper	16,972	—	—	16,972	8,981	7,991	—
U.S. government agency securities	224,071	1,185	(141)	225,115	2,989	136,502	85,624
Foreign and other	550	147	(1)	696	—	—	696
Subtotal	874,865	4,602	(358)	879,109	80,618	423,526	374,965
Total	$1,101,824	$4,602	$(358)	$1,106,068	$307,577	$423,526	$374,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$228,809	$—	$—	$228,809	$228,809	$—	$—

Level 2:
Money market instruments	205,736	—	—	205,736	205,736	—	—
Corporate debt securities	564,852	214	(2,288)	562,778	2,000	376,545	184,233
Commercial paper	77,702	—	—	77,702	21,964	55,738	—
U.S. government agency securities	240,436	144	(697)	239,883	31,474	156,967	51,442
Foreign and other	5,126	139	(1)	5,264	3,999	1,076	189
Subtotal	1,093,852	497	(2,986)	1,091,363	265,173	590,326	235,864
Total	$1,322,661	$497	$(2,986)	$1,320,172	$493,982	$590,326	$235,864
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of June 30, 2019, the Company’s investments in an unrealized loss position were not significant, and since the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, no other-than-temporary impairment was deemed to have occurred.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(6) INTANGIBLE ASSETS
Intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
Intangible assets:
Finite-lived intangible assets	$640,125	$307,995
Indefinite-lived intangible assets	—	326,359
Gross intangible assets:	640,125	634,354
Less: Accumulated amortization	(163,493)	(142,546)
Net carrying value	$476,632	$491,808

During the second quarter of 2019, $326.4 million of indefinite-lived intangible assets were reclassified to definite-lived as the underlying in-process research and development was put in use with an estimated useful life of approximately nine years, resulting from the completion of Palynziq program development upon receiving European regulatory approval.
During the second quarter of 2019, the Company recorded $15.0 million of gain on sale of intangible assets in the Consolidated Statements of Comprehensive Loss due to a third party's achievement of a commercial sales milestone related to a previously sold intangible asset.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Building and improvements	$701,060	$694,447
Manufacturing and laboratory equipment	357,049	345,947
Computer hardware and software	162,696	157,787
Leasehold improvements	50,502	41,188
Furniture and equipment	36,229	33,234
Land improvements	7,253	6,551
Land	77,994	77,993
Construction-in-progress	85,189	64,170
	1,477,972	1,421,317
Accumulated depreciation	(515,002)	(472,635)
Total property, plant and equipment, net	$962,970	$948,682

The construction-in-progress balance primarily included costs related to significant in-process projects at the Company's facilities in Marin County, California, and Shanbally, Ireland.
Depreciation expense for the three and six months ended June 30, 2019 was $21.5 million and $43.0 million, respectively, of which $8.6 million and $15.1 million, respectively, was capitalized into inventory. Depreciation expense for the three and six months ended June 30, 2018 was $20.1 million and $40.1 million, respectively, of which $6.6 million and $10.5 million, respectively, was capitalized into inventory.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$67,397	$74,616
Work-in-process	303,231	231,064
Finished goods	208,108	225,191
Total inventory	$578,736	$530,871

Inventory as of June 30, 2019, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec inventory totaling $1.9 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate to treat severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. The Company believes that all material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale have been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. If regulatory approval is not obtained, the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec will be expensed.
Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable and accrued operating expenses	$223,947	$207,620
Accrued compensation expense	101,111	149,937
Accrued rebates payable	49,183	43,116
Accrued royalties payable	23,059	19,977
Value added taxes payable	9,196	7,785
Forward foreign currency exchange contracts	6,423	4,178
Lease liability	10,165	—
Other	6,418	4,677
Total accounts payable and accrued liabilities	$429,502	$437,290

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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of June 30, 2019.

	Fair Value Measurements at June 30, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$1,116	$—	$1,116
Other assets:
NQDC Plan assets	15,003	—	15,003
Restricted investments (1)	2,713	—	2,713
Total other assets	17,716	—	17,716
Total assets	$18,832	$—	$18,832
Liabilities:
Current liabilities:
NQDC Plan liability (2)	$1,116	$—	$1,116
Contingent consideration	—	9,926	9,926
Total current liabilities	1,116	9,926	11,042
Other long-term liabilities:
NQDC Plan liability (2)	15,003	—	15,003
Contingent consideration	—	50,151	50,151
Total other long-term liabilities	15,003	50,151	65,154
Total liabilities	$16,119	$60,077	$76,196

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$370	$—	$370
Restricted investments (1)	—	9,581	—	9,581
Total other current assets	—	9,951	—	9,951
Other assets:
NQDC Plan assets	—	12,828	—	12,828
Restricted investments (1)	—	2,450	—	2,450
Strategic investments (3)	942	—	—	942
Total other assets	942	15,278	—	16,220
Total assets	$942	$25,229	$—	$26,171
Liabilities:
Current liabilities:
NQDC Plan liability	$55	$370	$—	$425
Contingent consideration	—	—	85,951	85,951
Total current liabilities	55	370	85,951	86,376
Other long-term liabilities:
NQDC Plan liability	17,598	12,828	—	30,426
Contingent consideration	—	—	46,883	46,883
Total other long-term liabilities	17,598	12,828	46,883	77,309
Total liabilities	$17,653	$13,198	$132,834	$163,685

(1)	The restricted investments at June 30, 2019 and December 31, 2018 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.

(2)
The Company’s NQDC Plan was amended during the second quarter of 2019, which resulted in a change to the classification of the obligation associated with the Company's common stock held in the NQDC Plan. The obligation was previously classified as a liability recorded at fair value and has been reclassified into equity and recorded at the shares' respective grant date fair values at June 30, 2019. The change to the NQDC Plan related to the prohibition of participants to diversify investments for deferrals of Company stock contributed into other types of investments. The NQDC Plan liabilities classified as Level 2 represent investments held in plan assets excluding shares of the Company's common stock.

(3)
The Company had investments in marketable equity securities measured using quoted prices in an active market that were considered strategic investments and were included in Other Assets on the Company's Condensed Consolidated Balance Sheets. During the second quarter of 2019, all shares were sold and an immaterial gain was realized.

There were no transfers between levels during the three and six months ended June 30, 2019. Liabilities measured at fair value on a recurring basis using Level 3 inputs includes contingent consideration.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table represents a roll-forward of contingent consideration.

Contingent consideration at December 31, 2018	$132,834
Changes in fair value of other contingent consideration	19,161
Milestone payments to Ares Trading S.A. (Merck Serono)	(83,472)
Milestone payments to former LEAD Therapeutics, Inc. shareholders	(5,987)
Realized gain on settlement of contingent consideration	(1,928)
Foreign exchange remeasurement of Euro denominated contingent consideration	(531)
Contingent consideration at June 30, 2019	$60,077

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
The following table summarizes the Company’s derivatives designated as hedging instruments outstanding as of June 30, 2019 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Australian Dollars – Sell	12	5.6	July 2019 - Dec. 2019
Brazilian Reais – Sell	3	40.4	Aug 2019
Canadian Dollars – Sell	12	17.9	July 2019 - Dec. 2019
Colombian Pesos – Sell	12	98,000.0	July 2019 - June 2020
Euros – Purchase	154	194.0	July 2019 - June 2022
Euros – Sell	466	572.6	July 2019 - June 2022
Norwegian Krone – Sell	6	23.4	July 2019 - Dec. 2019
Total	665

The following table summarizes the Company’s derivatives not designated as hedging instruments outstanding as of June 30, 2019 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Colombian Pesos – Sell	2	69,000.0	July 2019 - Aug. 2019
Euros – Purchase	2	35.7	July 2019 - Aug. 2019
Euros - Sell	2	5.4	July 2019
Great British Pounds - Purchase	2	18.2	July 2019 - Aug. 2019
Great British Pounds - Sell	1	7.6	July 2019
Rubles – Sell	2	2,010.0	July 2019 - Aug. 2019
Total	11

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$15,577	$12,686
Other assets	13,214	10,324
Subtotal	$28,791	$23,010

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$5,250	$4,036
Other long-term liabilities	4,988	3,653
Subtotal	$10,238	$7,689

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$614	$168
Other assets	—	—
Subtotal	$614	$168
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$1,173	$142
Other long-term liabilities	—	—
Subtotal	$1,173	$142

Total Derivatives Asset	$29,405	$23,178
Total Derivatives Liabilities	$11,411	$7,831

(1)	For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Financial Statements for the period presented.

	Three Months Ended	Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	June 30, 2019	June 30, 2019
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$(1,367)	$11,458

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$379,075	$4,280	$773,558	$4,975
Operating expenses as reported	$429,117	$(768)	$883,813	$(497)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating Expenses		$(918)		$(3,896)

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

As of June 30, 2019, the Company expects to reclassify unrealized gains of $7.6 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next 12 months.
The Company is exposed to counterparty credit risk on all of its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.

(11) LEASES
The following table presents the Company’s right-of-use (ROU) assets and lease liabilities as of June 30, 2019:

Lease Classification	Classification	June 30, 2019
Assets:
Operating	Other Assets	$51,196
Financing	Other Assets	8,599
Total ROU assets		$59,795
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$7,277
Financing	Accounts payable and accrued liabilities	2,888
Noncurrent:
Operating	Other long-term liabilities	45,921
Financing	Other long-term liabilities	7,958
Total lease liabilities		$64,044

Maturities of lease liabilities as of June 30, 2019 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2019	$5,418	$1,683	$7,101
2020	9,518	3,466	12,984
2021	8,533	2,866	11,399
2022	8,205	2,259	10,464
2023	6,773	1,747	8,520
Thereafter	27,942	—	27,942
Total lease payments	66,389	12,021	78,410
Less: Interest	(13,191)	(1,175)	(14,366)
Present value of lease liabilities	$53,198	$10,846	$64,044

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating (1)	Operating Expenses	$3,233	$6,418
Financing:
Amortization	Operating Expenses	605	1,211
Interest expense	Operating Expenses	152	313
Total lease costs		$3,990	$7,942

(1)	Includes short-term leases and variable lease costs, both of which were not material.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Other Information	June 30, 2019
Weighted average remaining lease term (in years):
Operating leases	8.2
Financing leases	3.8

Weighted average discount rate:
Operating leases	5.2%
Financing leases	5.4%

Additional leases not yet commenced (undiscounted):
Operating lease liability to commence in the second half of 2019	$973

Supplemental Cash Flow Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$3,712
Financing leases	$312
Cash used in financing activities:
Financing leases	$1,346
ROU assets obtained in exchange for lease obligations:
Operating leases	$8,909
Financing leases	$72

Lease Commitments as of December 31, 2018
Minimum lease payments for future years as of December 31, 2018 were as follows:

2019	$12,976
2020	12,549
2021	11,198
2022	10,574
2023	9,993
Thereafter	27,701
Total	$84,991

Rent expense for the year ended December 31, 2018 was $12.2 million. Total deferred rent accruals at December 31, 2018 were $2.1 million, of which $0.5 million was short-term.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(12) DEBT
Convertible Notes
As of June 30, 2019, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $870.0 million (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, quarterly. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2019	December 31, 2018
1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	374,993	374,993
Unamortized discount	(19,432)	(26,581)
Unamortized deferred offering costs	(1,684)	(2,334)
Convertible Notes due in 2020, net	353,877	346,078

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(7,240)	(7,946)
Unamortized deferred offering costs	(2,472)	(2,715)
Convertible Notes due in 2024, net	485,288	484,339

Total convertible debt, net	$839,165	$830,417

Fair value of fixed rate convertible debt
Convertible Notes due in October 2020 (1)	420,727	419,722
Convertible Notes due in August 2024 (1)	512,582	491,626
Total fair value of fixed rate convertible debt	$933,309	$911,348

(1)
The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Coupon interest expense	$2,254	$3,527	$4,411	$6,488
Amortization of debt issuance costs	508	1,006	1,015	2,010
Accretion of discount on convertible notes	3,953	7,692	7,855	15,289
Total interest expense on convertible debt	$6,715	$12,225	$13,281	$23,787

See Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility) and terminated the 2016 Credit Facility, which had availability of up to $100.0 million in revolving loans. The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of June 30, 2019 and December 31, 2018, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. As of June 30, 2019, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated Statement of Comprehensive Loss Classification
	2019	2018	2019	2018
Gains (losses) on cash flow hedges:
Forward contracts	$4,280	$(4,062)	$4,975	$(11,708)	Net product revenues
Forward contracts	(768)	1,403	(497)	3,264	Operating expenses
Total gain (loss) on cash flow hedges	$3,512	$(2,659)	$4,478	$(8,444)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at March 31, 2019	$19,060	$748	$(14)	$19,794
Other comprehensive income before reclassifications	(1,367)	3,279	1	1,913
Less: net gain (loss) reclassified from AOCI	3,512	—	—	3,512
Tax effect	—	(756)	—	(756)
Net current-period other comprehensive income (loss)	(4,879)	2,523	1	(2,355)
AOCI balance at June 30, 2019	$14,181	$3,271	$(13)	$17,439

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Six Months Ended June 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income before reclassifications	11,458	6,734	—	18,192
Less: gain (loss) reclassified from AOCI	4,478	—	—	4,478
Tax effect	—	(1,546)	—	(1,546)
Net current-period other comprehensive income (loss)	6,980	5,188	—	12,168
AOCI balance at June 30, 2019	$14,181	$3,271	$(13)	$17,439

	Three Months Ended June 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at March 31, 2018	$(23,673)	$(4,866)	$(6)	$(28,545)
Other comprehensive income (loss) before reclassifications	23,582	1,531	(5)	25,108
Less: gain (loss) reclassified from AOCI	(2,659)	—	—	(2,659)
Tax effect	—	(351)	—	(351)
Net current-period other comprehensive income (loss)	26,241	1,180	(5)	27,416
AOCI balance at June 30, 2018	$2,568	$(3,686)	$(11)	$(1,129)

	Six Months Ended June 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle	—	(586)	—	(586)
AOCI balance at January 1, 2018	$(20,232)	$(3,308)	$(7)	$(23,547)
Other comprehensive income (loss) before reclassifications	14,356	(490)	(4)	13,862
Less: gain (loss) reclassified from AOCI	(8,444)	—	—	(8,444)
Tax effect	—	112	—	112
Net current-period other comprehensive income (loss)	22,800	(378)	(4)	22,418
AOCI balance at June 30, 2018	$2,568	$(3,686)	$(11)	$(1,129)

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
The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme. Although Sanofi Genzyme (Genzyme) sells Aldurazyme worldwide, the revenues earned by the Company are included in the U.S. region, as the transactions are with Genzyme whose headquarters is located in the U.S. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues by geographic region:
United States	$169,407	$162,789	$360,343	$353,360
Europe	119,561	107,221	244,100	212,871
Latin America	46,494	38,152	80,333	76,555
Rest of world	52,301	64,683	103,732	103,506
Total revenues	$387,763	$372,845	$788,508	$746,292

The following table disaggregates Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net product revenues by product:
Aldurazyme	$5,826	$24,003	$51,093	$90,059
Brineura	14,795	10,890	26,975	17,807
Firdapse	5,482	5,177	10,594	10,103
Kuvan	113,323	109,045	220,247	208,160
Naglazyme	98,127	91,086	185,054	166,082
Palynziq	18,836	—	31,108	—
Vimizim	122,686	127,585	248,487	244,674
Total net product revenues	$379,075	$367,786	$773,558	$736,885

The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme, the Company’s sole customer for Aldurazyme.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$160,918	$138,411	$305,203	$262,552
Europe	113,593	102,621	236,678	207,419
Latin America	46,493	48,844	80,333	76,555
Rest of world	52,245	53,907	100,251	100,300
Total net product revenues marketed by the Company	373,249	343,783	722,465	646,826
Aldurazyme net product revenues marketed by Genzyme	5,826	24,003	51,093	90,059
Total net product revenues	$379,075	$367,786	$773,558	$736,885

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	16%	18%	17%	18%
Customer B	13%	12%	12%	12%
Customer C	12%	10%	11%	9%
Customer D	2%	7%	7%	12%
Total	43%	47%	47%	51%

On a consolidated basis, two customers accounted for 25% and 12% of the June 30, 2019 accounts receivable balance, respectively, compared to December 31, 2018, when two customers accounted for 30% and 16% of the accounts receivable balance, respectively. As of June 30, 2019 and December 31, 2018, the accounts receivable balance for Genzyme included $69.9 million and $73.9 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.
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

(15) STOCK-BASED COMPENSATION
Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Loss for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$3,717	$3,246	$8,536	$6,386
R&D	14,943	15,573	28,776	28,842
Selling, general and administrative	21,169	19,787	45,278	39,986
Total stock-based compensation expense	$39,829	$38,606	$82,590	$75,214

Stock-based compensation of $4.3 million and $8.1 million was capitalized into inventory for the three and six months ended June 30, 2019, respectively, compared to $5.4 million and $9.0 million for the three and six months ended June 30, 2018, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
Equity Awards with Service-Based Vesting Conditions
During the six months ended June 30, 2019, the Company granted 1,748,488 RSUs with service-based vesting conditions with a weighted-average fair value of $92.69 per share.
During the six months ended June 30, 2019, the Company granted options to purchase 610,250 shares of common stock with a weighted-average fair value of $36.84 per share.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	37.1 – 37.2%	38.4%	37.1 – 37.4%	37.8 – 38.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	5.8	5.7	4.6 – 5.8	4.6 – 5.7
Risk-free interest rate	2.2 – 2.4%	2.7%	2.2 – 3.0%	2.3 – 2.7%

The Company issued 107,473 new stock purchase rights under the Employee Stock Purchase Plan during the six months ended June 30, 2019.
Restricted Stock Unit Awards with Performance Conditions
In March 2019, the Compensation Committee and Board of Directors (Board) approved the grant of 99,010 RSUs with performance-based vesting conditions (base RSUs) and a grant date fair value of $94.53. This award is contingent upon the achievement of a 2019 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The Company evaluated the 2019 revenue target in the context of its current 2019 revenue forecast, and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing in the first quarter of 2019. The number of shares that may be earned range between 0% and 200% of the base RSUs, dependent on the percentage of 2019 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme, and determined using fixed foreign currency exchange rates) achieved against the target managed revenues, with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target.
Restricted Stock Unit Awards with Market Conditions
In March 2019, the Compensation Committee and Board approved the grant of 99,010 RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These RSUs, if any, vest in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between 0% and 200% of the base TSR-RSUs with a ceiling achievement level of 100% of the base TSR-RSUs in the event that the Company’s absolute TSR multiplier is above the 50th percentile but the Company’s TSR multiplier is negative on an absolute basis. The Company utilized a Monte Carlo simulation model to determine the grant date fair value of $143.92. Compensation expense for awards with market conditions is recognized over the service period using the straight-line method and is not reversed if the market condition is not met.

(16) INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s Dutch subsidiary had a full valuation allowance against a deferred tax asset of $29.6 million at December 31, 2018. Historical earnings, future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance. Based on projected income and other key operating factors, the Company concluded in the second quarter of 2019 that it is more likely than not that the benefit of these deferred tax assets would be realized. As a result, the amount of the valuation allowance related to the deferred tax assets that are expected to be realized was reversed, resulting in a net tax benefit of $27.1 million recognized during the second quarter of 2019.

(17) NET LOSS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs and contingent issuances of common stock related to convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands of common shares):

	Three and Six Months Ended June 30,
	2019	2018
Options to purchase common stock	7,494	7,829
Common stock issuable under the 2018 Notes	—	3,983
Common stock issuable under the 2020 Notes	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	3,970
Unvested restricted stock units	4,108	3,544
Common stock potentially issuable for ESPP purchases	482	433
Common stock held by the NQDC	211	208
Total number of potentially issuable shares	20,248	23,950

The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net loss per share as of June 30, 2019 as the Company’s closing stock prices on June 28, 2019 (the last trading day before June 30, 2019) did not exceed the conversion price of $94.15 per share. Although the Company’s stock price on June 29, 2018 (the last trading day before June 30, 2018) exceeded the conversion price, the potential effect of the capped call transactions and potential shares issuable under the Company’s 0.75% senior subordinated convertible notes due in 2018 and the 2020 Notes were excluded from the calculation of diluted loss per share in the three and six months ended June 30, 2018 as they were anti-dilutive using the if-converted method. There is no similar capped call transaction associated with the 2024 Notes. See Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to the Company’s convertible debt and capped call transaction.

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
Contingent Payments
As of June 30, 2019, the Company was subject to contingent payments totaling approximately $391.1 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $68.2 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party and $241.1 million relates to programs that are no longer being developed.
As of June 30, 2019, the Company recorded a total of $70.3 million of contingent liabilities, of which $20.1 million was short-term. See Note 9 to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain other inventory-related items. As of June 30, 2019, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $118.3 million.

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
Our portfolio consists of several commercial products and multiple clinical and preclinical product candidates. A summary of our major commercial products, including key metrics, as of June 30, 2019, is provided below:

Major Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration (1)	U.S. Biologic Exclusivity Expiration (2)	EU Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable (5)	2020 (5)
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (7)	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (8)	2021	2026	2024

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

(6)	For the treatment of Mucopolysaccharidosis VI (MPS VI)

(7)	For the treatment of PKU in adult patients. Palynziq was approved by the U.S. Food and Drug Administration (FDA) in May 2018 and by the European Commission in May 2019.

(8)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our ongoing major development programs, including key metrics as of June 30, 2019, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Hemophilia A (1)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307 (2)	PKU	Not applicable	Not applicable	Preclinical

(1)	Hemophilia A is also called factor VIII deficiency or classic hemophilia

(2)
A gene therapy product candidate for the treatment of PKU. We plan to submit an investigational new drug application (IND) and/or a clinical trial application (CTA) for a gene therapy product for the treatment of PKU in the second half of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during the first half of 2019. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Product Approval

•
Palynziq – In May 2019, the European Commission granted marketing authorization for Palynziq at doses of up to 60 mg once daily, to reduce blood Phe concentrations in patients with PKU aged 16 and older, who have inadequate blood Phe control (blood Phe levels greater than 600 micromol/L) despite prior management with available treatment options. EU commercial sales are expected to commence in the third quarter of 2019.

Continued Emphasis on Research and Development

•
Valoctocogene roxaparvovec – In July 2019, we announced our plan to submit marketing applications in both the U.S. and Europe in the fourth quarter of 2019 for the valoctocogene roxaparvovec based on recent meetings with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA).

We also announced the discontinuation of the valoctocogene roxaparvovec study with the 4e13 vg/kg dose given the overwhelming preference by patients to be treated with the 6e13 vg/kg dose.

•
Vosoritide – In June 2019, the New England Journal of Medicine published the 42 month results from our Phase 2 study with vosoritide in children ages 5 to 14 years. We expect top line results from the ongoing fully-enrolled global, Phase 3 study by year-end. The vosoritide development program includes four distinct areas of focus to support global approval, including a large contemporaneous natural history study, which is underway.

•
Brineura – In February 2019, we announced that twenty-three patients in the ongoing open-label extension study treated with Brineura continued to show a reduced rate of decline compared to a natural history cohort of CLN2 disease for three years as measured by the CLN2 Clinical Rating Scale.

•	We have announced plans to cease the development of BMN 290 program for Friedreich’s Ataxia program based on progress of other portfolio assets that have demonstrated stronger product profiles.
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$387.8	$372.8	$788.5	$746.3
Cost of sales	77.4	79.0	166.6	161.4
Research and development (R&D) expense	185.6	175.6	369.2	359.5
Selling, general and administrative (SG&A) expense	160.7	153.3	322.9	291.6
Intangible asset amortization and contingent consideration	20.3	10.2	40.1	23.4
Gain on sale of intangible assets	(15.0)	(20.0)	(15.0)	(20.0)
Net loss	(37.4)	(16.8)	(93.9)	(60.9)
The increase in Net Loss for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to the following:

•
increased R&D expense primarily attributed to preclinical and manufacturing activities related to our PKU gene therapy development program and clinical activities related to our valoctocogene roxaparvovec development program;

•	increased intangible asset amortization related to the Palynziq in-process research and development assets that were placed into service following EU approval in May 2019; and

•
increased sales and marketing expense primarily in support of the EU commercial launch and continued U.S. expansion of Palynziq and precommercialization activities related to valoctocogene roxaparvovec; partially offset by

•	increased gross profit driven by increased sales revenue from products we market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

The increase in Net Loss for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributed to the following:

•	increased sales and marketing expense primarily in support of the EU commercial launch and continued U.S. expansion of Palynziq and valoctocogene roxaparvovec pre-commercialization activities;

•	increased intangible asset amortization related to the Palynziq in-process research and development assets that were placed into service following EU approval in May 2019; and

•
increased R&D expense primarily attributed to preclinical and manufacturing activities related to our PKU gene therapy development program and clinical and manufacturing activities related to our valoctocogene roxaparvovec development program; partially offset by

•	increased gross profit driven by increased sales revenue from products we market.
See “Results of Operations” below for additional information related to the Net Loss fluctuations presented above.
Our cash, cash equivalents and investments totaled approximately $1.1 billion as of June 30, 2019, compared to $1.3 billion as of December 31, 2018. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.
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
There have been no significant changes to our critical accounting policies, estimates and judgments during the six months ended June 30, 2019, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Results of Operations
Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Aldurazyme	$5.8	$24.0	$(18.2)	$51.1	$90.1	$(39.0)
Brineura	14.8	10.9	3.9	27.0	17.8	9.2
Firdapse	5.5	5.2	0.3	10.6	10.1	0.5
Kuvan	113.3	109.0	4.3	220.2	208.1	12.1
Naglazyme	98.2	91.1	7.1	185.1	166.1	19.0
Palynziq	18.8	—	18.8	31.1	—	31.1
Vimizim	122.7	127.6	(4.9)	248.5	244.7	3.8
Total net product revenues	$379.1	$367.8	$11.3	$773.6	$736.9	$36.7
Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, and Aldurazyme is marketed world-wide by Sanofi Genzyme (Genzyme). Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end-users. In certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues.
The increase in Net Product Revenues for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributed to the following:

•	Palynziq: the increase was primarily attributed to new patients initiating therapy in the U.S. as the product launched in the third quarter of 2018;

•	Naglazyme: the increase was primarily attributed to increased sales volume driven by government ordering patterns from certain Latin American and European countries; and

•	Kuvan: the increase was primarily attributed to increased sales volume driven by government ordering patterns from certain European countries; partially offset by

•	Aldurazyme: the decrease was primarily attributed to the unfavorable timing of customer acceptance for product shipped to Genzyme; and

•	Vimizim: the decrease was primarily attributed to decreased sales volume driven by government ordering patterns in certain Latin American countries and European countries.
The increase in Net Product Revenues for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributed to the following:

•	Palynziq: the increase was primarily attributed to new patients initiating therapy in the U.S. as the product launched in the US during the third quarter of 2018;

•	Naglazyme: the increase was primarily attributed to increased sales volume driven by government ordering patterns from certain Latin American and European countries;

•	Kuvan: the increase was primarily attributed to increased sales volume driven by government ordering patterns from certain European countries and new patients initiating therapy in the U.S.; and

•	Brineura: the increase was primarily attributed to increased sales volume driven by government ordering patterns in certain European countries and new patients initiating therapy; partially offset by

•	Aldurazyme: the decrease was primarily attributed to the unfavorable timing of customer acceptance for product shipped to Genzyme.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

The following table shows our Net Product Revenues denominated in U.S. Dollar (USD) and foreign currencies (as-converted to USD):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Sales denominated in USD	$218.8	$218.9	$(0.1)	$454.0	$455.3	$(1.3)
Sales denominated in foreign currencies	160.3	148.9	11.4	319.6	281.6	38.0
Total Net Product Revenues	$379.1	$367.8	$11.3	$773.6	$736.9	$36.7
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended June 30, 2019 was negative by $6.4 million, compared to a positive impact of $3.4 million for the three months ended June 30, 2018, both of which were driven primarily by the fluctuations in Euro exchange rates. The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the six months ended June 30, 2019 was negative by $11.7 million, compared to a positive impact of $9.5 million for the six months ended June 30, 2018, both of which were driven primarily by the fluctuations in Euro exchange rates.
Cost of Sales
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
The following table summarizes our Cost of Sales and product gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Total Net Product Revenues	$379.1	$367.8	$11.3	$773.6	$736.9	$36.7
Cost of Sales	77.4	79.0	(1.6)	166.6	161.4	5.2
Product gross margin	80%	79%	1%	78%	78%	—%
Our Cost of Sales decreased for the three months ended June 30, 2019 compared to the same period in 2018 due to lower per-unit costs for Naglazyme and Vimizim, which resulted in improved product gross margins for the period. Our cost of sales for the six months ended June 30, 2019 compared to 2018 increased due to increased sales volumes and product gross margins remained flat.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch or pre-qualification manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. During the second quarter of 2019, we capitalized $1.9 million of manufacturing related costs for the commercial production of valoctocogene roxaparvovec as we believe those costs are recoverable. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our inventory.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Valoctocogene roxaparvovec	$50.9	$37.2	$13.7	$103.9	$72.2	$31.7
Vosoritide	28.1	19.5	8.6	60.1	40.4	19.7
Tralesinidase alfa	7.0	23.6	(16.6)	15.8	54.3	(38.5)
PKU gene therapy (BMN 307)	29.4	3.5	25.9	41.2	5.3	35.9
Palynziq	17.2	22.4	(5.2)	40.0	56.9	(16.9)
Brineura	10.7	12.8	(2.1)	21.2	24.2	(3.0)
Other approved products	16.9	17.7	(0.8)	34.0	35.6	(1.6)
Early stage programs	19.9	15.8	4.1	36.8	32.6	4.2
Other	5.5	23.1	(17.6)	16.2	38.0	(21.8)
Total	$185.6	$175.6	$10.0	$369.2	$359.5	$9.7
The increase in R&D expense for the three and six months ended June 30, 2019 as compared to 2018 was primarily attributed to the following:

•	an increase in preclinical and manufacturing activities related to our PKU gene therapy development program, including clinical manufacturing costs;

•	an increase in clinical activity related to our late-stage product candidates valoctocogene roxaparvovec and vosoritide; partially offset by

•	a decrease in other R&D expenses related to development activities that are not allocated to programs;

•	a decrease in tralesinidase alfa clinical manufacturing costs; and

•	a decrease in clinical manufacturing costs for Palynziq, which was approved in May 2018 at which time we began capitalizing manufacturing costs to inventory.
For the remainder of 2019, we expect our R&D spending to increase over 2018 levels primarily due to valoctocogene roxaparvovec, vosoritide, PKU gene therapy and other programs progressing in their development; partially offset by reduced clinical expenses for Palynziq. We also expect increased spending on preclinical activities for our early development stage programs. We expect to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products.
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
Selling, General and Administrative (SG&A) expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Selling & Marketing expense	$87.7	$81.1	$6.6	$171.2	$157.2	$14.0
General & Administrative expense	73.0	72.2	0.8	151.7	134.4	17.3
Total SG&A expense	$160.7	$153.3	$7.4	$322.9	$291.6	$31.3

	Three Months Ended June 30,			Six Months Ended June 30,
Selling & Marketing expense by product	2019	2018	Change	2019	2018	Change
Palynziq	$15.5	$7.4	$8.1	$28.8	$12.4	$16.4
Brineura	10.3	10.6	(0.3)	19.7	21.1	(1.4)
Valoctocogene roxaparvovec	9.2	3.7	5.5	16.1	7.3	8.8
Other approved products	46.1	54.9	(8.8)	93.9	106.0	(12.1)
Other	6.6	4.5	2.1	12.7	10.4	2.3
Total Selling & Marketing expense	$87.7	$81.1	$6.6	$171.2	$157.2	$14.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

The increase in SG&A expense for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily attributed to the following:

•	an increase in S&M expense in support of the continued U.S. and EU commercial launches of Palynziq and pre-commercialization activities relate to valoctocogene roxaparvovec; partially offset by

•	a decrease commercial activities related to our other approved products; and

•	increased G&A expense primarily attributed to increased personnel-related costs resulting from increased headcount to support our growth and other administrative-related costs.
We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Palynziq, pre-commercialization efforts related to valoctocogene roxaparvovec, and the continued international expansion and the PKU franchise.
Intangible Asset Amortization, Contingent Consideration and Gain on Sale of Intangible Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration include:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Changes in the fair value of contingent consideration	$6.9	$2.7	$4.2	$19.2	$8.3	$10.9
Amortization of intangible assets	13.4	7.5	5.9	20.9	15.1	5.8
Total intangible asset amortization and contingent consideration	$20.3	$10.2	$10.1	$40.1	$23.4	$16.7

Gain on sale of intangible assets	$(15.0)	$(20.0)	$5.0	$(15.0)	$(20.0)	$5.0
Fair value of contingent consideration – the changes in the fair value of the contingent consideration for the three and six months ended June 30, 2019 were attributable to changes in the estimated probability of achieving development milestones, which was primarily related to the continued progress of the Palynziq program that achieved EU marketing approval in May 2019.
Amortization of intangible assets – the increase in the three and six months ended June 30, 2019 was primarily due to the Palynziq acquired in-process research and development assets that were placed into service following EU marketing approval in May 2019.
Gain on Sale of Intangible Assets – we recognized a gain of $15.0 million in the three and six months ended June 30, 2019 due to a third party’s achievement of a milestone related to a previously sold intangible asset. See Note 6 to the accompanying Condensed Consolidated Financial Statements for additional information.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. The change during the periods presented for interest income was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest income	$5.9	$5.6	$0.3	$12.2	$10.8	$1.4
The increase in interest income for the three and six months ended June 30, 2019 compared to 2018 was primarily due to a higher average interest rate on investments.
Interest Expense
We incur interest expense on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Coupon interest expense	$2.4	$3.5	$(1.1)	$4.7	$6.5	$(1.8)
Amortization of issuance costs	0.5	1.0	(0.5)	1.0	2.0	(1.0)
Accretion of discount on convertible notes	4.0	7.7	(3.7)	7.9	15.3	(7.4)
Total interest expense	$6.9	$12.2	$(5.3)	$13.6	$23.8	$(10.2)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

The decrease in Interest Expense for the three and six months ended June 30, 2019 compared to 2018 was primarily due to the maturity of our 0.75% senior subordinated convertible notes that matured on October 15, 2018. We do not expect Interest Expense to fluctuate significantly over the next 12 months. See Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to our convertible debt.
Benefit from Income Taxes
For the three and six months ended June 30, 2019, we recognized an income tax benefit of $4.5 million and $0.9 million, respectively, compared to the three and six months ended June 30, 2018 when we recognized an income tax benefit of $12.4 million and $19.0 million, respectively. U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2019 and 2018. The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which became effective on January 1, 2018, resulted in significant changes to the U.S. corporate income tax system including a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in our foreign subsidiaries being subject to U.S. taxation.
The income tax benefit for the three and six months ended June 30, 2019 also consisted of state, federal and foreign current tax expense offset by deferred tax benefits from federal orphan drug and R&D credits, the tax benefit related to stock option exercises during the period and a valuation allowance release of $27.1 million on foreign net operating loss carryforwards that resulted in a net income tax benefit in the current period. The income tax benefit for the three and six months ended June 30, 2018 also consisted of deferred tax benefits from federal orphan drug and R&D credits and the tax benefit related to stock option exercises during that period and was partially offset by state, federal and foreign current income tax expense, which resulted in a net income tax benefit. We recorded a tax benefit of $4.6 million associated with a measurement-period adjustment in the six months ending June 30, 2018 related to the remeasurement of deferred taxes as a result of the 2017 Tax Act.
See Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of our income taxes.

Financial Position, Liquidity and Capital Resources
As of June 30, 2019, we had approximately $1.1 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of June 30, 2019, $154.1 million of our $1.1 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Our liquidity and capital resources as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$307.6	$494.0	$(186.4)
Short-term investments	423.5	590.3	(166.8)
Long-term investments	375.0	235.9	139.1
Cash, cash equivalents and investments	$1,106.1	$1,320.2	$(214.1)

Convertible debt	$839.2	$830.4	$8.8
Our cash flows for the six months ended June 30, 2019 and 2018 are summarized as follows:

	2019	2018	Change
Cash and cash equivalents at the beginning of the period	$494.0	$598.0	$(104.0)
Net cash used in operating activities	(79.2)	(76.4)	(2.8)
Net cash used in investing activities	(30.8)	(67.0)	36.2
Net cash used in financing activities	(76.7)	(26.8)	(49.9)
Foreign exchange impact	0.3	(0.4)	0.7
Cash and cash equivalents at the end of the period	$307.6	$427.4	$(119.8)
Short-term and long-term investments	798.5	1,215.7	(417.2)
Cash, cash equivalents and investments	$1,106.1	$1,643.1	$(537.0)
Cash Used in Operating Activities
Cash used in operating activities increased by $2.8 million to $79.2 million in the six months ended June 30, 2019, compared to $76.4 million in the six months ended June 30, 2018. The increase is primarily attributed to higher inventory levels.
Cash Used in Investing Activities
Net cash used in investing activities decreased by $36.2 million to $30.8 million in the six months ended June 30, 2019, compared to $67.0 million during the six months ended June 30, 2018. The decrease in net cash used in investing activities during the six months ended June 30, 2019 was primarily attributable to the decrease in reinvestment of available-for-sale debt securities.
Cash Used in Financing Activities
Net cash used in financing activities increased by $49.9 million to $76.7 million used in the six months ended June 30, 2019, compared to $26.8 million during the six months ended June 30, 2018. The increase in net cash used in financing activities for the six months ended June 30, 2019 was primarily attributed to a decrease in proceeds from option exercises of $25.9 million, an increase in payments of contingent consideration of $14.4 million and an increase in cash paid for taxes related to the net settlement of equity awards of $8.3 million.
Other Information
Our $870.0 million (undiscounted) of total convertible debt as of June 30, 2019 will impact our liquidity due to the semi-annual cash interest payments. As of June 30, 2019, our indebtedness consisted primarily of the 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

In October 2018, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of June 30, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. The R&D expenses of our major development programs from inception to June 30, 2019 were as follows:

Since Program Inception

Palynziq	$657.7
Valoctocogene roxaparvovec	504.9
Vosoritide	379.1
Brineura	308.3
PKU gene therapy	59.3
Other approved products	1,084.4
Other	Not meaningful
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Our contractual obligations as of June 30, 2019 are presented in the table below.

	Payments Due Within
	Remainder of 2019	>1 -3 Years	> 3 - 5 Years	More Than 5 Years	Total
2020 Notes and related interest	$2.8	$380.6	$—	$—	$383.4
2024 Notes and related interest	1.5	5.9	5.9	498.0	511.3
Leases	7.1	24.5	19.1	27.9	78.6
R&D and purchase commitments	110.1	8.2	—	—	118.3
Total	$121.5	$419.2	$25.0	$525.9	$1,091.6
We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $391.1 million as of June 30, 2019, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future. Of this amount, $68.2 million relates to remaining amounts due to a third party from whom we acquired certain rights and other assets with respect to Kuvan and Palynziq in 2016, and $241.1 million relates to programs that are no longer being developed.
As of June 30, 2019, we recorded $70.3 million of total contingent liabilities on our Condensed Consolidated Balance Sheets, of which $20.1 million was short-term.
See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2019 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, Palynziq has received regulatory approval to be commercially marketed in the U.S. and the EU and Firdapse has received regulatory approval to be commercially marketed in the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
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
Adverse or inconclusive clinical results could stop us from obtaining regulatory approval of our product candidates. Additional factors that can cause delay or termination of our clinical trials include:

•	slow or insufficient patient enrollment;

•	slow recruitment of, and completion of necessary institutional approvals at, clinical sites;

•	budgetary constraints or prohibitively high clinical trial costs;

•	longer treatment time required to demonstrate efficacy;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated patients, including immune reactions;

•	lack of effectiveness of the product candidate being tested;

•	availability of competitive therapies to treat the same indication as our product candidates;

•	regulatory requests for additional clinical trials or preclinical studies;

•	deviations in standards for Good Clinical Practice (GCP); and

•	disputes with or disruptions in our relationships with clinical trial partners, including CROs, clinical laboratories, clinical sites, and principal investigators.
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
*Our valoctocogene roxaparvovec program is based on a gene therapy approach, which, as a novel technology, presents additional treatment, regulatory, manufacturing, and commercial risks in relation to our other, more traditional drug development programs.
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
We may experience development problems related to our gene therapy program that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials and the FDA has approved several cell-based gene therapy treatments to date, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidate in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.
We plan to submit a BLA for valoctocogene roxaparvovec to the FDA in the fourth quarter of 2019. If original FDA approval for valoctocogene roxaparvovec is granted via the accelerated approval pathway, we may be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of the FDA’s marketing approval for valoctocogene roxaparvovec, which could have a negative effect on our business and financial condition.
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
As of June 30, 2019, we had cash, cash equivalents and investments totaling $1.1 billion and long-term debt obligations of $870.0 million (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In January 2016 we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to Palynziq, we are obligated to make certain payments to Merck Serono if sales and development milestones are achieved. The remaining milestone payments that may become payable include up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and Palynziq.
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

•	the timing, number, size and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;

•	the progress of research programs carried out by us;

•	our possible achievement of development and commercial milestones under agreements with third parties, such as the Kuvan and Palynziq milestones under the termination agreements with Merck Serono;

•
any changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish;

•	Sanofi Genzyme’s (Genzyme) ability to continue to successfully commercialize Aldurazyme; and

•	whether our convertible debt is converted to common stock in the future.
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
As of June 30, 2019, we had $870.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments and terminated the credit facility that we entered into in November 2016, which had provided for up to $100.0 million in revolving loans (the 2016 Credit Facility). The 2018 Credit Facility replaced the 2016 Credit Facility. Our indebtedness may:

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
In the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Moreover, the U.S. Presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these, and other potential measures may require authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
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
A significant portion of the sales of Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim, and all of the sales of Firdapse are generated from countries other than the U.S. Similarly, we expect a significant portion of the sales of Palynziq to be generated from countries other than the U.S. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

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
In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the EU in a national referendum (Brexit). On March 29, 2017, the United Kingdom’s Prime Minister formally delivered the notice of withdrawal. The withdrawal of the United Kingdom from the EU will take effect on the earlier of the effective date of the withdrawal agreement, or October 31, 2019, unless the United Kingdom opts to remain in the EU or the deadline is extended by the EU. It appears likely that this withdrawal will continue to involve lengthy negotiations between the United Kingdom and EU Member States to determine the future terms of the United Kingdom’s relationship with the EU and the wider EEA, and it is possible that these negotiations will fail, leading to a "no-deal" Brexit.
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
If the MMS Agreement is terminated for breach, the breaching party will transfer its interest in the BioMarin/Genzyme LLC to the non-breaching party, and the non-breaching party will pay a specified buyout amount for the breaching party’s interest in Aldurazyme and in the BioMarin/Genzyme LLC. If we are the breaching party, we would lose our rights to Aldurazyme and the related intellectual property and regulatory approvals. If the MMS Agreement is terminated without cause, the non-terminating party would have the option, exercisable for one year, to buy out the terminating party’s interest in Aldurazyme and in the BioMarin/Genzyme LLC at a specified buyout amount. If such option is not exercised, all rights to Aldurazyme will be sold and the BioMarin/Genzyme LLC will be dissolved. In the event of termination of the buyout option without exercise by the non-

terminating party as described above, all right and title to Aldurazyme is to be sold to the highest bidder, with the proceeds to be split between Genzyme and us in accordance with our percentage interest in the BioMarin/Genzyme LLC.
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
We expect generic versions of Kuvan to first become available in the U.S. in the fourth quarter of 2020. The DRL Settlement Agreement and the Par Settlement Agreement, as well as any future ANDA or related legal proceeding, could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if any ANDA filer we bring suit against is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition from DRL and Par following the settlements described above could have a material adverse effect on our revenue and results of operations.
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

10.1*†	First Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted June 4, 2019

10.2*†	BioMarin Pharmaceutical Inc. Amended and Restated 2006 Employee Stock Purchase Plan, as amended and restated April 12, 2019

10.3*†	BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as adopted April 10, 2017 and amended April 12, 2019

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, are embedded within the Inline XBRL document.
*    Filed herewith
†    Management contract or compensatory plan or arrangement

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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 2, 2019	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer (On behalf of the registrant and as principal financial officer)