Form 10-Q
period 2019-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2019-10-29
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,625,303 shares of common stock, par value $0.001, outstanding as of October 18, 2019.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2019 and December 31, 2018
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$423,220	$493,982
Short-term investments	297,572	590,326
Accounts receivable, net	402,970	342,633
Inventory	609,049	530,871
Other current assets	126,548	98,403
Total current assets	1,859,359	2,056,215
Noncurrent assets:
Long-term investments	431,804	235,864
Property, plant and equipment, net	969,300	948,682
Intangible assets, net	462,849	491,808
Goodwill	197,039	197,039
Deferred tax assets	525,131	460,952
Other assets	112,646	36,568
Total assets	$4,558,128	$4,427,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$483,745	$437,290
Short-term contingent consideration	10,000	85,951
Total current liabilities	493,745	523,241

Noncurrent liabilities:
Long-term convertible debt, net	843,616	830,417
Long-term contingent consideration	48,930	46,883
Other long-term liabilities	97,432	58,647
Total liabilities	1,483,723	1,459,188
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 179,604,381 and 178,252,954 shares issued and outstanding, respectively.	180	178
Additional paid-in capital	4,782,916	4,669,926
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(9,961)	(13,301)
Accumulated other comprehensive income	37,003	5,271
Accumulated deficit	(1,735,733)	(1,694,134)
Total stockholders’ equity	3,074,405	2,967,940
Total liabilities and stockholders’ equity	$4,558,128	$4,427,128

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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2019 and 2018
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Net product revenues	$450,900	$386,320	$1,224,458	$1,123,205
Royalty and other revenues	10,197	5,386	25,147	14,793
Total revenues	461,097	391,706	1,249,605	1,137,998
OPERATING EXPENSES:
Cost of sales	96,949	78,893	263,567	240,245
Research and development	172,963	161,408	542,195	520,938
Selling, general and administrative	170,112	148,566	493,024	440,182
Intangible asset amortization and contingent consideration	17,063	18,580	57,114	42,009
Gain on sale of intangible assets	—	—	(15,000)	(20,000)
Total operating expenses	457,087	407,447	1,340,900	1,223,374
INCOME (LOSS) FROM OPERATIONS	4,010	(15,741)	(91,295)	(85,376)

Equity in the loss of BioMarin/Genzyme LLC	(551)	(468)	(780)	(507)
Interest income	5,340	6,338	17,537	17,141
Interest expense	(2,937)	(12,131)	(16,530)	(35,918)
Other income, net	3,960	2,589	6,038	5,266
INCOME (LOSS) BEFORE INCOME TAXES	9,822	(19,413)	(85,030)	(99,394)
Benefit from income taxes	(45,214)	(6,793)	(46,158)	(25,833)
NET INCOME (LOSS)	$55,036	$(12,620)	$(38,872)	$(73,561)
NET INCOME (LOSS) PER SHARE, BASIC	$0.31	$(0.07)	$(0.22)	$(0.42)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.30	$(0.07)	$(0.22)	$(0.42)
Weighted average common shares outstanding, basic	179,289	177,481	178,873	176,767
Weighted average common shares outstanding, diluted	185,924	177,481	178,873	176,767

COMPREHENSIVE INCOME (LOSS)	$74,600	$(13,651)	$(7,140)	$(52,174)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2019 and 2018
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of Common Stock
Beginning balance at June 30, 2019 and 2018 and December 31, 2018 and December 31, 2017, respectively (1)	179,433	177,508	178,253	175,844
Issuances under equity incentive plans	171	395	1,351	2,059
Ending balance	179,604	177,903	179,604	177,903

Beginning balance of stockholders' equity at June 30, 2019 and 2018 and December 31, 2018 and December 31, 2017, respectively (1)	$2,960,954	$2,885,104	$2,967,940	$2,808,663
Common stock:
Beginning balance (1)	179	178	178	176
Issuances under equity incentive plans, net of tax	1	—	2	2
Ending balance	180	178	180	178
Additional paid-in capital:
Beginning balance (1)	4,744,316	4,577,300	4,669,926	4,483,220
Issuances under equity incentive plans, net of tax	(1,294)	5,151	(19,183)	21,461
Stock-based compensation	40,144	38,366	122,212	116,136
Common stock held by the NQDC	(250)	—	(692)
Accounting impact of NQDC Plan change (See Note 9)	—	—	10,653	—
Ending balance	4,782,916	4,620,817	4,782,916	4,620,817
Company common stock held by the NQDC:
Beginning balance (1)	(10,211)	(13,390)	(13,301)	(14,224)
Common stock held by the NQDC	250	(25)	692	809
Accounting impact of NQDC Plan change (See Note 9)	—	—	2,648	—
Ending balance	(9,961)	(13,415)	(9,961)	(13,415)
Accumulated other comprehensive income (loss):
Beginning balance (1)	17,439	(1,129)	5,271	(22,961)
Impact of changes in accounting principle	—	—	—	(586)
Other comprehensive income (loss)	19,564	(1,031)	31,732	21,387
Ending balance	37,003	(2,160)	37,003	(2,160)
Accumulated Deficit:
Beginning balance (1)	(1,790,769)	(1,677,855)	(1,694,134)	(1,637,548)
Impact of changes in accounting principles	—	—	(2,727)	20,634
Net income (loss)	55,036	(12,620)	(38,872)	(73,561)
Ending balance	(1,735,733)	(1,690,475)	(1,735,733)	(1,690,475)
Total stockholders' equity, ending balances at September 30, 2019 and September 30, 2018, respectively	$3,074,405	$2,914,945	$3,074,405	$2,914,945

(1)
The beginning balances for the nine-month periods were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2019 and 2018
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,872)	$(73,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,510	70,955
Non-cash interest expense	9,395	26,099
(Accretion of discount) Amortization of premium on investments	(1,897)	769
Stock-based compensation	121,763	112,261
Gain on sale of intangible assets	(15,000)	(20,000)
Deferred income taxes	(59,780)	(32,735)
Unrealized foreign exchange (gain) loss	784	(11,997)
Non-cash changes in the fair value of contingent consideration	5,646	12,836
Other	(18)	(459)
Changes in operating assets and liabilities:
Accounts receivable, net	(61,803)	(95,884)
Inventory	(52,571)	(10,232)
Other current assets	(13,259)	4,276
Other assets	(7,112)	(3,148)
Accounts payable and accrued liabilities	21,747	(12,090)
Other long-term liabilities	2,386	3,744
Net cash used in operating activities	(9,081)	(29,166)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(94,241)	(102,541)
Maturities and sales of investments	635,678	857,063
Purchases of available-for-sale securities	(528,497)	(439,198)
Proceeds from sale of intangible assets	15,000	20,000
Purchase of intangible assets	(8,323)	—
Other	(1,747)	(10)
Net cash provided by investing activities	17,870	335,314
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	21,768	55,643
Taxes paid related to net share settlement of equity awards	(40,951)	(34,180)
Payment of contingent acquisition consideration	(57,508)	(43,108)
Other	(2,025)	—
Net cash used in financing activities	(78,716)	(21,645)
Effect of exchange rate changes on cash	(835)	(347)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,762)	284,156
Cash and cash equivalents:
Beginning of period	$493,982	$598,028
End of period	$423,220	$882,184
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$6,088	$15,791
Cash paid for interest	5,777	7,521
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(5,801)	$(7,678)
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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other period.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Derivatives and Hedging Activities
The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value, which is estimated using current exchange rates and interest rates and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in Accumulated Other Comprehensive Income (AOCI) and amounts deferred in AOCI will be reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in Operating Expenses in the Consolidated Statements of Comprehensive Income (Loss).

(4) RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 – Basis of Presentation and below, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that the Company believes are of significance or potential significance to the Company.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at September 30, 2019 and December 31, 2018.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2019 and December 31, 2018, respectively:

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$294,543	$—	$—	$294,543	$294,543	$—	$—

Level 2:
Money market instruments	128,678	—	—	128,678	128,678	—	—
Corporate debt securities	519,693	3,713	(67)	523,339	—	206,782	316,557
U.S. government agency securities	204,371	1,073	(97)	205,347	—	90,790	114,557
Foreign and other	549	142	(1)	690	—	—	690
Subtotal	853,291	4,928	(165)	858,054	128,678	297,572	431,804
Total	$1,147,834	$4,928	$(165)	$1,152,596	$423,220	$297,572	$431,804

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$228,809	$—	$—	$228,809	$228,809	$—	$—

Level 2:
Money market instruments	205,736	—	—	205,736	205,736	—	—
Corporate debt securities	564,852	214	(2,288)	562,778	2,000	376,545	184,233
Commercial paper	77,702	—	—	77,702	21,964	55,738	—
U.S. government agency securities	240,436	144	(697)	239,883	31,474	156,967	51,442
Foreign and other	5,126	139	(1)	5,264	3,999	1,076	189
Subtotal	1,093,852	497	(2,986)	1,091,363	265,173	590,326	235,864
Total	$1,322,661	$497	$(2,986)	$1,320,172	$493,982	$590,326	$235,864
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of September 30, 2019, the Company’s investments in an unrealized loss position were not significant, and since the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, no other-than-temporary impairment was deemed to have occurred.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(6) INTANGIBLE ASSETS
Intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
Intangible assets:
Finite-lived intangible assets	$642,677	$307,995
Indefinite-lived intangible assets	—	326,359
Gross intangible assets:	642,677	634,354
Less: Accumulated amortization	(179,828)	(142,546)
Net carrying value	$462,849	$491,808

During the second quarter of 2019, $326.4 million of indefinite-lived intangible assets were reclassified to definite-lived as the underlying in-process research and development (IPR&D) was placed into service upon receiving European regulatory approval for Palynziq. The Company will straight-line the amortization expense for the underlying IPR&D over its estimated useful life through August 2028.
During the second quarter of 2019, the Company recorded a $15.0 million gain on sale of intangible assets in the Condensed Consolidated Statements of Comprehensive Income (Loss) due to a third party's achievement of a commercial sales milestone related to a previously sold intangible asset.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Building and improvements	$709,990	$694,447
Manufacturing and laboratory equipment	365,348	345,947
Computer hardware and software	165,235	157,787
Leasehold improvements	52,379	41,188
Furniture and equipment	37,603	33,234
Land improvements	7,239	6,551
Land	83,094	77,993
Construction-in-progress	84,021	64,170
	1,504,909	1,421,317
Accumulated depreciation	(535,609)	(472,635)
Total property, plant and equipment, net	$969,300	$948,682

The construction-in-progress balance primarily included costs related to significant in-process projects at the Company's facilities in Marin County, California, and Shanbally, Ireland.
Depreciation expense for the three and nine months ended September 30, 2019 was $24.2 million and $67.2 million, respectively, of which $9.8 million and $24.9 million, respectively, was capitalized into inventory. Depreciation expense for the three and nine months ended September 30, 2018 was $26.6 million and $66.7 million, respectively, of which $8.1 million and $18.6 million, respectively, was capitalized into inventory.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$68,391	$74,616
Work-in-process	321,073	231,064
Finished goods	219,585	225,191
Total inventory	$609,049	$530,871

Inventory as of September 30, 2019, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec inventory totaling $7.1 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. The Company believes that all material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale have been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. If regulatory approval is not obtained, the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec will be expensed.
Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accounts payable and accrued operating expenses	$226,769	$207,620
Accrued compensation expense	132,049	149,937
Accrued rebates payable	55,957	43,116
Accrued royalties payable	27,881	19,977
Value added taxes payable	7,556	7,785
Forward foreign currency exchange contracts	8,731	4,178
Lease liability	10,225	—
Other	14,577	4,677
Total accounts payable and accrued liabilities	$483,745	$437,290

(9) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of September 30, 2019 and December 31, 2018. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of September 30, 2019.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at September 30, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$1,135	$—	$1,135
Other assets:
NQDC Plan assets	15,039	—	15,039
Restricted investments (1)	3,157	—	3,157
Total other assets	18,196	—	18,196
Total assets	$19,331	$—	$19,331
Liabilities:
Current liabilities:
NQDC Plan liability (2)	$1,135	$—	$1,135
Contingent consideration	—	10,000	10,000
Total current liabilities	1,135	10,000	11,135
Other long-term liabilities:
NQDC Plan liability (2)	15,039	—	15,039
Contingent consideration	—	48,930	48,930
Total other long-term liabilities	15,039	48,930	63,969
Total liabilities	$16,174	$58,930	$75,104

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$—	$370	$—	$370
Restricted investments (1)	—	9,581	—	9,581
Total other current assets	—	9,951	—	9,951
Other assets:
NQDC Plan assets	—	12,828	—	12,828
Restricted investments (1)	—	2,450	—	2,450
Strategic investments (3)	942	—	—	942
Total other assets	942	15,278	—	16,220
Total assets	$942	$25,229	$—	$26,171
Liabilities:
Current liabilities:
NQDC Plan liability	$55	$370	$—	$425
Contingent consideration	—	—	85,951	85,951
Total current liabilities	55	370	85,951	86,376
Other long-term liabilities:
NQDC Plan liability	17,598	12,828	—	30,426
Contingent consideration	—	—	46,883	46,883
Total other long-term liabilities	17,598	12,828	46,883	77,309
Total liabilities	$17,653	$13,198	$132,834	$163,685

(1)	The restricted investments at September 30, 2019 and December 31, 2018 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.

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

(3)
The Company had investments in marketable equity securities measured using quoted prices in an active market that were considered strategic investments and were included in Other Assets on the Company's Condensed Consolidated Balance Sheets. During the second quarter of 2019, the Company realized an immaterial gain upon the sale of the shares.

There were no transfers between levels during the three and nine months ended September 30, 2019.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table represents a roll-forward of contingent consideration.

Contingent consideration at December 31, 2018	$132,834
Changes in fair value of other contingent consideration	19,916
Milestone payments to Ares Trading S.A. (Merck Serono)	(83,472)
Milestone payments to former LEAD Therapeutics, Inc. shareholders	(5,987)
Realized gain on settlement of contingent consideration	(1,928)
Foreign exchange remeasurement of Euro denominated contingent consideration	(2,433)
Contingent consideration at September 30, 2019	$58,930

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
The following table summarizes the Company’s derivatives designated as hedging instruments outstanding as of September 30, 2019 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Australian Dollars – Sell	6	2.8	Oct 2019 - Dec 2019
Canadian Dollars – Sell	24	28.1	Oct 2019 - Sept 2020
Colombian Pesos – Sell	12	89,400.0	Oct 2019 - Sept 2020
Euros – Purchase	150	189.4	Oct 2019 - Sept 2022
Euros – Sell	453	624.2	Oct 2019 - Sept 2022
Norwegian Krone – Sell	3	11.7	Oct 2019 - Dec 2019
Total	648

The following table summarizes the Company’s derivatives not designated as hedging instruments outstanding as of September 30, 2019 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Colombian Pesos – Sell	2	96,000.0	Oct 2019 - Nov 2019
Euros – Purchase	2	44.1	Oct 2019 - Nov 2019
Great British Pounds - Purchase	1	4.9	Oct 2019
Great British Pounds - Sell	1	2.0	Oct 2019
Rubles – Sell	2	1,420.0	Oct 2019 - Nov 2019
Total	8

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$29,900	$12,686
Other assets	22,892	10,324
Subtotal	$52,792	$23,010

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$7,875	$4,036
Other long-term liabilities	7,641	3,653
Subtotal	$15,516	$7,689

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$71	$168
Other assets	—	—
Subtotal	$71	$168
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$858	$142
Other long-term liabilities	—	—
Subtotal	$858	$142

Total Derivatives Assets	$52,863	$23,178
Total Derivatives Liabilities	$16,374	$7,831

(1)	For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Financial Statements for the period presented.

	Three Months Ended	Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	September 30, 2019	September 30, 2019
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$23,973	$35,431

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$450,900	$6,196	$1,224,458	$11,171
Operating expenses as reported	$457,087	$(1,388)	$1,340,900	$(1,885)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating Expenses		$(1,286)		$(5,182)

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

As of September 30, 2019, the Company expects to reclassify unrealized gains of $19.2 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next 12 months.
The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.

(11) LEASES
The following table presents the Company’s right-of-use (ROU) assets and lease liabilities as of September 30, 2019:

Lease Classification	Classification	September 30, 2019
Assets:
Operating	Other Assets	$51,284
Financing	Other Assets	10,346
Total ROU assets		$61,630
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$7,273
Financing	Accounts payable and accrued liabilities	2,952
Noncurrent:
Operating	Other long-term liabilities	45,499
Financing	Other long-term liabilities	9,544
Total lease liabilities		$65,268

Maturities of lease liabilities as of September 30, 2019 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
Remainder of 2019	$3,115	$3,204	$6,319
2020	9,925	3,464	13,389
2021	8,721	2,865	11,586
2022	8,406	2,258	10,664
2023	7,504	1,748	9,252
Thereafter	27,464	—	27,464
Total lease payments	65,135	13,539	78,674
Less: Interest	(12,363)	(1,043)	(13,406)
Present value of lease liabilities	$52,772	$12,496	$65,268

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating (1)	Operating Expenses	$3,535	$9,946
Financing:
Amortization	Operating Expenses	600	1,811
Interest expense	Operating Expenses	142	455
Total lease costs		$4,277	$12,212

(1)	Includes short-term leases and variable lease costs, both of which were not material.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Other Information	September 30, 2019
Weighted average remaining lease term (in years):
Operating leases	8.0
Financing leases	4.2

Weighted average discount rate:
Operating leases	5.2%
Financing leases	5.4%

As of September 30, 2019, no operating leases are expected to commence in the remainder of 2019.

Supplemental Cash Flow Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$5,918
Financing leases	$454
Cash used in financing activities:
Financing leases	$2,027
ROU assets obtained in exchange for lease obligations:
Operating leases	$9,268
Financing leases	$72

Lease Commitments as of December 31, 2018
Minimum lease payments for future years as of December 31, 2018 were as follows:

2019	$12,976
2020	12,549
2021	11,198
2022	10,574
2023	9,993
Thereafter	27,701
Total	$84,991

Rent expense for the year ended December 31, 2018 was $12.2 million. Total deferred rent accruals at December 31, 2018 were $2.1 million, of which $0.5 million was short-term.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(12) DEBT
Convertible Notes
As of September 30, 2019, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $870.0 million (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2019	December 31, 2018
1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	374,993	374,993
Unamortized discount	(15,780)	(26,581)
Unamortized deferred offering costs	(1,359)	(2,334)
Convertible Notes due in 2020, net	357,854	346,078

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(6,887)	(7,946)
Unamortized deferred offering costs	(2,351)	(2,715)
Convertible Notes due in 2024, net	485,762	484,339

Total convertible debt, net	$843,616	$830,417

Fair value of fixed rate convertible debt
Convertible Notes due in October 2020 (1)	384,713	419,722
Convertible Notes due in August 2024 (1)	490,297	491,626
Total fair value of fixed rate convertible debt	$875,010	$911,348

(1)
The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coupon interest expense	$2,271	$3,331	$6,681	$9,819
Amortization of debt issuance costs	508	1,008	1,522	3,018
Accretion of discount on convertible notes	4,005	7,792	11,860	23,081
Total interest expense on convertible debt	$6,784	$12,131	$20,063	$35,918

See Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of September 30, 2019, and December 31, 2018, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. As of September 30, 2019, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statement of Comprehensive Income (Loss) Classification
	2019	2018	2019	2018
Gains (losses) on cash flow hedges:
Forward contracts	$6,196	$5,025	$11,171	$(6,683)	Net product revenues
Forward contracts	(1,388)	498	(1,885)	3,762	Operating expenses
Total gain (loss) on cash flow hedges	$4,808	$5,523	$9,286	$(2,921)

The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at June 30, 2019	$14,181	$3,271	$(13)	$17,439
Other comprehensive income (loss) before reclassifications	23,973	522	(3)	24,492
Less: net gain (loss) reclassified from AOCI	4,808	—	—	4,808
Tax effect	—	(120)	—	(120)
Net current-period other comprehensive income (loss)	19,165	402	(3)	19,564
AOCI balance at September 30, 2019	$33,346	$3,673	$(16)	$37,003

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Nine Months Ended September 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income (loss) before reclassifications	35,431	7,256	(3)	42,684
Less: gain (loss) reclassified from AOCI	9,286	—	—	9,286
Tax effect	—	(1,666)	—	(1,666)
Net current-period other comprehensive income (loss)	26,145	5,590	(3)	31,732
AOCI balance at September 30, 2019	$33,346	$3,673	$(16)	$37,003

	Three Months Ended September 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at June 30, 2018	$2,568	$(3,686)	$(11)	$(1,129)
Other comprehensive income (loss) before reclassifications	3,355	1,475	—	4,830
Less: gain (loss) reclassified from AOCI	5,523	—	—	5,523
Tax effect	—	(338)	—	(338)
Net current-period other comprehensive income (loss)	(2,168)	1,137	—	(1,031)
AOCI balance at September 30, 2018	$400	$(2,549)	$(11)	$(2,160)

	Nine Months Ended September 30, 2018
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle	—	(586)	—	(586)
AOCI balance at January 1, 2018	$(20,232)	$(3,308)	$(7)	$(23,547)
Other comprehensive income (loss) before reclassifications	17,711	985	(4)	18,692
Less: gain (loss) reclassified from AOCI	(2,921)	—	—	(2,921)
Tax effect	—	(226)	—	(226)
Net current-period other comprehensive income (loss)	20,632	759	(4)	21,387
AOCI balance at September 30, 2018	$400	$(2,549)	$(11)	$(2,160)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues by geographic region:
United States	$201,874	$174,722	$562,217	$528,082
Europe	125,485	111,069	369,585	323,940
Latin America	83,799	75,400	164,132	151,955
Rest of world	49,939	30,515	153,671	134,021
Total revenues	$461,097	$391,706	$1,249,605	$1,137,998

The following table disaggregates Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net product revenues by product:
Aldurazyme	$22,852	$27,593	$73,945	$117,652
Brineura	19,840	9,936	46,815	27,743
Firdapse	5,668	4,977	16,262	15,080
Kuvan	120,524	113,254	340,771	321,414
Naglazyme	94,408	103,089	279,462	269,171
Palynziq	24,142	4,129	55,250	4,129
Vimizim	163,466	123,342	411,953	368,016
Total net product revenues	$450,900	$386,320	$1,224,458	$1,123,205

The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme, the Company’s sole customer for Aldurazyme.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$175,127	$146,742	$480,330	$409,294
Europe	121,363	107,851	358,041	315,270
Latin America	83,799	75,400	164,132	151,955
Rest of world	47,759	28,734	148,010	129,034
Total net product revenues marketed by the Company	428,048	358,727	1,150,513	1,005,553
Aldurazyme net product revenues marketed by Genzyme	22,852	27,593	73,945	117,652
Total net product revenues	$450,900	$386,320	$1,224,458	$1,123,205

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	16%	16%	17%	17%
Customer B	13%	12%	12%	12%
Customer C	10%	10%	11%	10%
Customer D	5%	7%	6%	11%
Customer E	12%	—%	6%	—%
Customer F	—%	13%	—%	6%
Total	56%	58%	52%	56%

On a consolidated basis, three customers accounted for 23%, 14% and 12% of the September 30, 2019 accounts receivable balance, respectively, compared to December 31, 2018, when two customers accounted for 30% and 16% of the accounts receivable balance, respectively. As of September 30, 2019, and December 31, 2018, the accounts receivable balance for Genzyme included $67.7 million and $73.9 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold by Genzyme. The Company does not require collateral from its customers but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.
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

(15) STOCK-BASED COMPENSATION
Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$4,093	$3,974	$12,629	$10,360
Research and development	14,261	14,257	43,037	43,099
Selling, general and administrative	20,819	18,815	66,097	58,802
Total stock-based compensation expense	$39,173	$37,046	$121,763	$112,261

Stock-based compensation of $5.1 million and $13.2 million was capitalized into inventory for the three and nine months ended September 30, 2019, respectively, compared to $5.3 million and $14.3 million for the three and nine months ended September 30, 2018, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
Equity Awards with Service-Based Vesting Conditions
During the nine months ended September 30, 2019, the Company granted 1,844,308 RSUs with service-based vesting conditions with a weighted-average fair value of $91.23 per share.
The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company granted 610,250 options to purchase shares of common stock with a weighted-average fair value of $36.84 per share.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	N/A	36.8%	37.1 – 37.4%	36.8 – 38.4%
Dividend yield	N/A	0.0%	0.0%	0.0%
Expected life (in years)	N/A	5.7	4.6 – 5.8	4.6 – 5.7
Risk-free interest rate	N/A	2.8%	2.2 – 3.0%	2.3 – 2.8%

The Company did not issue any new stock purchase rights under the Employee Stock Purchase Plan during the three months ended September 30, 2019. The Company issued 107,473 new stock purchase rights under the Employee Stock Purchase Plan during the nine months ended September 30, 2019.
Restricted Stock Unit Awards with Performance Conditions
In August 2019, the Compensation Committee of the Board of Directors (Board) approved the grant of 44,260 RSUs with performance-based vesting conditions and a grant date fair value of $81.00 per RSU. This award is contingent upon obtaining regulatory approval for valoctocogene roxaparvovec by January 2022 and the awarded RSUs, if any, vest ratably from the time regulatory approval is obtained through January 2022. The Company evaluated the current timeline and plans for submitting the regulatory applications and determined that for accounting purposes attainment of the performance measure is not probable as of September 30, 2019 as the regulatory approval is outside of the Company's control. Therefore, the Company did not record any expense associated with these awards.
In March 2019, the Compensation Committee and Board approved the grant of 99,010 RSUs with performance-based vesting conditions (base RSUs) and a grant date fair value of $94.53 per RSU. This award is contingent upon the achievement of a 2019 revenue target and the awarded RSUs, if any, vest ratably over a three-year service period. The Company evaluated the 2019 revenue target in the context of its current 2019 revenue forecast, and related confidence level in the forecast, and determined that attainment of the revenue target was probable for accounting purposes commencing in the first quarter of 2019. The number of shares that may be earned range between 0% and 200% of the base RSUs, depending on the percentage of 2019 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme, and determined using fixed foreign currency exchange rates) achieved against the target managed revenues, with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target.
Restricted Stock Unit Awards with Market Conditions
In March 2019, the Compensation Committee and Board approved the grant of 99,010 RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These base TSR-RSUs, vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between 0% and 200% of the base TSR-RSUs with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s absolute TSR multiplier is above the 50th percentile but the Company’s TSR multiplier is negative on an absolute basis. The Company utilized a Monte Carlo simulation model to determine the grant date fair value of $143.92 per base TSR-RSU. Compensation expense for awards with market conditions is recognized over the service period using the straight-line method and is not reversed if the market condition is not met.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(16) INCOME TAXES
The Company utilizes an estimated annual effective tax rate for calculating a tax provision under ASC 740-270. That rate is applied to year-to-date ordinary income or loss in order to compute the year-to-date income tax provision. For the three months ended September 30, 2019, the Company recognized a net tax benefit of $45.2 million primarily attributed to the quarter fluctuations in the mix and timing of our profits and losses on a territorial basis when applying the estimated annual effective tax rate to the year-to-date earnings.
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s Dutch subsidiary had a full valuation allowance against a deferred tax asset of $29.6 million at December 31, 2018. Historical earnings, future taxable income and ongoing prudent and feasible tax planning strategies have been considered in assessing the need for the valuation allowance; and based on projected income and other key operating factors, the Company concluded in the second quarter of 2019 that it is more likely than not that the benefit of these deferred tax assets would be realized. As a result, the amount of the valuation allowance related to the deferred tax assets that are expected to be realized was reversed in the second quarter of 2019, resulting in a net tax benefit of $27.1 million recognized during the nine months ended September 30, 2019.

(17) NET INCOME (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs, common stock held by the Company's NQDC Plan and contingent issuances of common stock related to convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net Income (Loss), basic	$55,036	$(12,620)	$(38,872)	$(73,561)
Add: Interest on 2024 notes	937	—	—	—
Net Income (Loss), diluted	$55,973	$(12,620)	$(38,872)	$(73,561)
Denominator:
Weighted-average common shares outstanding, basic	179,289	177,481	178,873	176,767
Effect of dilutive securities:
Options to purchase common stock	1,560	—	—	—
Common stock issuable under the 2024 notes	3,970	—	—	—
Unvested RSUs	669	—	—	—
Common stock potentially issuable for ESPP purchases	231	—	—	—
Common shares held by the NQDC	205	—	—	—
Weighted-average common shares outstanding, diluted	185,924	177,481	178,873	176,767
Net Income (Loss) per common share, basic	0.31	(0.07)	(0.22)	(0.42)
Net Income (Loss) per common share, diluted	0.30	(0.07)	(0.22)	(0.42)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive using the if-converted or treasury stock method (in thousands of common shares):

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	5,829	7,517	7,388	7,517
Common stock issuable under the 2018 Notes	—	3,983	—	3,983
Common stock issuable under the 2020 Notes	3,983	3,983	3,983	3,983
Common stock issuable under the 2024 Notes	—	3,970	3,970	3,970
Unvested RSUs	3,360	3,411	4,029	3,411
Common stock potentially issuable for ESPP purchases	222	407	453	407
Common stock held by the NQDC	—	208	205	208
Total number of potentially issuable shares	13,394	23,479	20,028	23,479
The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net loss per share as of September 30, 2019 as the Company’s closing stock price on September 30, 2019 did not exceed the conversion price of $94.15 per share. Although the Company’s stock price on September 28, 2018 (the last trading day before September 30, 2018) exceeded the conversion price, the potential effect of the capped call transactions and potential shares issuable under the Company’s 0.75% senior subordinated convertible notes due in 2018 and the 2020 Notes were excluded from the calculation of diluted loss per share in the three and nine months ended September 30, 2018 as they were anti-dilutive using the if-converted method. There is no similar capped call transaction associated with the 2024 Notes. See Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to the Company’s convertible debt and capped call transaction.

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
Contingent Payments
As of September 30, 2019, the Company was subject to contingent payments totaling approximately $376.9 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $65.5 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party and $239.7 million relates to programs that are no longer being developed.
As of September 30, 2019, the Company recorded a total of $69.1 million of contingent liabilities, of which $20.2 million was short-term. See Note 9 to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain other inventory-related items. As of September 30, 2019, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $131.6 million.

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
Our portfolio consists of several commercial products and multiple clinical and preclinical product candidates. A summary of our major commercial products, including key metrics, as of September 30, 2019, is provided below:

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

(6)	For the treatment of Mucopolysaccharidosis VI (MPS VI)

(7)	For the treatment of PKU in adult patients. Palynziq was approved by the U.S. Food and Drug Administration (FDA) in May 2018 and by the European Commission in May 2019.

(8)	For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our ongoing major development programs, including key metrics as of September 30, 2019, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Hemophilia A (1)	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Not applicable	Not applicable	Preclinical

(1)	Hemophilia A is also called factor VIII deficiency or classic hemophilia

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Business Developments
We continued to grow our commercial business and advance our product candidate pipeline over the course of 2019. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments during the nine months ended September 30, 2019:
Product Approval

•
Palynziq – In May 2019, the European Commission granted marketing authorization for Palynziq at doses of up to 60 mg once daily, to reduce blood Phe concentrations in patients with PKU aged 16 and older, who have inadequate blood Phe control (blood Phe levels greater than 600 micromol/L) despite prior management with available treatment options. EU commercial sales commenced in the third quarter of 2019 and we anticipate meaningful revenue contributions from this region in 2020.

Continued Emphasis on Research and Development

•
BMN 307 - In September 2019, we submitted a clinical trial application with the Medicines and Healthcare Products Regulatory Agency in the United Kingdom for BMN 307, a gene therapy product candidate for the treatment of PKU. Product to support clinical evaluation is being produced at our gene therapy manufacturing facility, where valoctocogene roxaparvovec is currently made, using a commercial-scale manufacturing process to facilitate rapid clinical development.

•
Valoctocogene roxaparvovec – In July 2019, we announced our plan to submit marketing applications in both the U.S. and Europe in the fourth quarter of 2019 for valoctocogene roxaparvovec based on recent meetings with the FDA and the European Medicines Agency (EMA). These submissions will be based on the updated three-year Phase 1/2 data and the recently completed Phase 3 interim analysis of patients treated with valoctocogene roxaparvovec.

In August 2019 we announced the discontinuation of the valoctocogene roxaparvovec study with the 4e13 vg/kg dose given the overwhelming preference by patients to be treated with the 6e13 vg/kg dose. Enrollment continues in the GENEr8-1 Phase 3 open-label study and the 52-week results are anticipated at the end of 2020. Although the trial is open-label, we have instituted a data access plan designed to significantly mirror a blinded trial, such that only a very limited group of medical personnel who are assisting with monitoring and managing the trial have access to any portion of the ongoing results, and then only to the extent necessary to perform the monitoring and management. We plan to review the data generally and conduct a second interim analysis of the GENEr8-1 study in the second quarter of 2020 and anticipate sharing results from that data cut shortly thereafter. Until that time, we are not planning to report additional clinical data from the program.

•
BMN 290 - In August 2019 we announced plans to cease the development of BMN 290 program for the treatment of Friedreich’s Ataxia program based on progress of other portfolio assets that have demonstrated stronger product profiles.

•
Vosoritide – In June 2019, the New England Journal of Medicine published the 42-month results from our Phase 2 study with vosoritide in children ages 5 to 14. We expect top line results from the ongoing fully-enrolled global, Phase 3 study by year-end. The vosoritide development program includes four distinct areas of focus to support global approval, including a large contemporaneous natural history study, which is underway.

•
Brineura – In February 2019, we announced that twenty-three patients in the ongoing open-label extension study treated with Brineura continued to show a reduced rate of decline compared to a natural history cohort of CLN2 disease for three years as measured by the CLN2 Clinical Rating Scale.

Financial Highlights

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$461.1	$391.7	$1,249.6	$1,138.0
Cost of sales	97.0	78.9	263.6	240.2
Research and development (R&D) expense	173.0	161.4	542.2	520.9
Selling, general and administrative (SG&A) expense	170.1	148.6	493.0	440.2
Intangible asset amortization and contingent consideration	17.0	18.6	57.1	42.0
Gain on sale of intangible assets	—	—	(15.0)	(20.0)
Net Income/(Loss)	55.0	(12.6)	(38.9)	(73.6)
We recognized Net Income for the three months ended September 30, 2019 as compared to a Net Loss for the three months ended September 30, 2018, primarily due to the following:

•	increased gross profit driven by increased sales revenue from products we market;

•
increased tax benefit primarily attributed to quarterly fluctuations in the mix and timing of our profits and losses on a territorial basis. See Benefits from Income Taxes below for additional discussion; partially offset by

•
increased sales and marketing expense primarily attributed to pre-commercial activities related to valoctocogene roxaparvovec and commercial activities in support of the EU commercial launch and continued U.S. expansion of Palynziq;

•
increased general and administrative expense primarily attributed to personnel-related costs resulting from increased headcount to support our growth and consulting and professional services expenses; and

•
increased R&D expense primarily attributed to pre-clinical activities related to BMN 307 and clinical activities related to our vosoritide and valoctocogene roxaparvovec development program partially offset by decreased R&D expense related to Palynziq for which we began capitalizing manufacturing costs upon FDA approval in May 2018, and a decrease in tralesinidase alfa clinical manufacturing costs.

The decrease in Net Loss for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributed to the following:

•	increased gross profit driven by increased sales revenue from products we market;

•
increased tax benefit primarily attributed to quarterly fluctuations in the mix and timing of our profits and losses on a territorial basis and reversals of certain Dutch tax reserves that were no longer required; partially offset by

•	increased sales and marketing expense primarily in support of the EU commercial launch and continued U.S. expansion of Palynziq and valoctocogene roxaparvovec pre-commercialization activities;

•
increased R&D expense primarily attributed to preclinical and manufacturing activities related to our PKU gene therapy development program and clinical activities related to our valoctocogene roxaparvovec development program partially offset by decreased R&D expense related to Palynziq for which we began capitalizing manufacturing costs upon FDA approval in May 2018, and a decrease in tralesinidase alfa clinical manufacturing costs; and

•	increased intangible asset amortization related to the Palynziq in-process research and development assets that were placed into service following EU approval in May 2019.
See “Results of Operations” below for additional information related to the Net Income/(Loss) fluctuations presented above.
Our cash, cash equivalents and investments totaled approximately $1.2 billion as of September 30, 2019, compared to $1.3 billion as of December 31, 2018. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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
There have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2019, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.
Results of Operations
Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Aldurazyme	$22.8	$27.6	$(4.8)	$73.9	$117.7	$(43.8)
Brineura	19.8	9.9	9.9	46.8	27.7	19.1
Firdapse	5.7	5.0	0.7	16.3	15.1	1.2
Kuvan	120.6	113.3	7.3	340.8	321.4	19.4
Naglazyme	94.4	103.1	(8.7)	279.5	269.2	10.3
Palynziq	24.1	4.1	20.0	55.2	4.1	51.1
Vimizim	163.5	123.3	40.2	412.0	368.0	44.0
Total net product revenues	$450.9	$386.3	$64.6	$1,224.5	$1,123.2	$101.3
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
The increase in Net Product Revenues for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributed to the following:

•	Vimizim: the increase was primarily attributed to increased sales volume due to government ordering patterns in the Middle East and Latin America;

•
Palynziq: the increase was attributed to a combination of revenue from more patients achieving maintenance dosing and new patients initiating therapy in the U.S. as the product launched in the third quarter of 2018;

•	Brineura: the increase was primarily attributed to growth in the number of patients in all regions; and

•	Kuvan: the increase was primarily attributed to increased sales volume driven by an increase in the number of patients in the U.S market; partially offset by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

•	Naglazyme: the decrease was primarily attributed to decreased sales volume driven by government ordering patterns from certain Latin American and European countries; and

•	Aldurazyme: the decrease was primarily attributed to decreased sales volume due to the timing of customer acceptance for product shipped to Genzyme.
The increase in Net Product Revenues for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributed to the following:

•
Palynziq: the increase was attributed to a combination of revenue from more patients achieving maintenance dosing and new patients initiating therapy in the U.S. as the product launched in the third quarter of 2018;

•	Vimizim: the increase was primarily attributed to increased sales volume due to government ordering patterns in the Middle East and Latin America;

•	Kuvan: the increase was primarily attributed to increased sales volume driven by an increase in the number of patients in Europe and North America;

•	Brineura: the increase was primarily attributed to an increase in the number of patients in Europe;

•	Naglazyme: the increase was primarily attributed to increased sales volume driven by government ordering patterns from certain Latin American and European countries; partially offset by

•	Aldurazyme: the decrease was primarily attributed to decreased sales volume due to the timing of customer acceptance for product shipped to Genzyme.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure.
The following table shows our Net Product Revenues denominated in U.S. Dollar (USD) and foreign currencies (as-converted to USD):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Sales denominated in USD	$284.6	$243.3	$41.3	$738.6	$698.6	$40.0
Sales denominated in foreign currencies	166.3	143.0	23.3	485.9	424.6	61.3
Total Net Product Revenues	$450.9	$386.3	$64.6	$1,224.5	$1,123.2	$101.3
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended September 30, 2019 was negative by $6.9 million, compared to a negative impact of $10.2 million for the three months ended September 30, 2018. The foreign exchange impacts for the three months ended September 30, 2019 and 2018, were driven by fluctuations in the Euro and Brazilian Real. The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the nine months ended September 30, 2019 was negative by $18.6 million, compared to a positive impact of $1.7 million for the nine months ended September 30, 2018, both of which were driven primarily by the fluctuations in the Euro, partially offset by the Brazilian Real.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

The following table summarizes our Cost of Sales and product gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total Net Product Revenues	$450.9	$386.3	$64.6	$1,224.5	$1,123.2	$101.3
Cost of Sales	97.0	78.9	18.1	263.6	240.2	23.4
Product gross margin	79%	80%	(1)%	79%	79%	—%
Our Cost of Sales increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to increased sales volumes. Product gross profits for the three months ended September 30, 2019 compared to the same period in 2018 were lower due primarily to lower unit prices for products sold. Product gross profits for the nine months ended September 30, 2019 compared to the same periods in 2018 remained flat.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and if it is determined that recoverability is highly likely and therefore future revenues are expected, the costs subsequently incurred related to pre-launch or pre-qualification manufacturing activities for purposes of commercial sales will likely be capitalized. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. Starting in the second quarter of 2019, we have capitalized $7.1 million of manufacturing related costs for the commercial production of valoctocogene roxaparvovec through September 30, 2019 as we believe those costs are likely to be recoverable. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Three Months Ended June 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Valoctocogene roxaparvovec	$40.9	$35.7	$5.2	$144.8	$107.9	$36.9
Vosoritide	25.3	19.4	5.9	85.4	59.8	25.6
PKU gene therapy (BMN 307)	31.9	5.3	26.6	73.1	10.6	62.5
Palynziq	17.3	20.3	(3.0)	57.3	77.2	(19.9)
Brineura	9.2	10.7	(1.5)	30.4	34.9	(4.5)
Tralesinidase alfa	6.8	14.3	(7.5)	22.6	68.6	(46.0)
Other approved products	14.1	16.1	(2.0)	48.1	51.7	(3.6)
Early stage programs	21.1	16.7	4.4	57.9	49.3	8.6
Other	6.4	22.9	(16.5)	22.6	60.9	(38.3)
Total	$173.0	$161.4	$11.6	$542.2	$520.9	$21.3
The increase in R&D expense for the three and nine months ended September 30, 2019 as compared to 2018 was primarily attributed to the following:

•	an increase in preclinical and manufacturing activities related to our BMN 307 development program, including clinical manufacturing costs;

•	an increase in clinical activity related to our late-stage product candidates valoctocogene roxaparvovec and vosoritide; partially offset by

•	a decrease in other R&D expenses related to development activities that are not allocated to programs; and

•	a decrease in tralesinidase alfa clinical manufacturing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

For the remainder of 2019, we expect our R&D spending to remain flat compared to 2018 levels primarily due to lower development costs related to valoctocogene roxaparvovec and a reduction in costs following the out license of the tralesinidase alfa to a third party in October 2019, offset by increased costs related to BMN 307 and other programs progressing in their development. We expect to continue incurring R&D expense for the foreseeable future due to long-term clinical activities related to post-approval regulatory commitments for our approved products.
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
Selling, General and Administrative (SG&A) expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Selling & Marketing expense	$93.5	$81.2	$12.3	$264.7	$238.4	$26.3
General & Administrative expense	76.6	67.4	9.2	228.3	201.8	26.5
Total SG&A expense	$170.1	$148.6	$21.5	$493.0	$440.2	$52.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Selling & Marketing expense by product	2019	2018	Change	2019	2018	Change
PKU Products	$32.8	$31.7	$1.1	$97.3	$88.2	$9.1
MPS Products	28.5	26.5	2.0	85.2	86.3	(1.1)
Brineura	11.3	10.7	0.6	31.0	31.8	(0.8)
Valoctocogene roxaparvovec	12.6	4.7	7.9	28.7	12.0	16.7
Other	8.3	7.6	0.7	22.5	20.1	2.4
Total Selling & Marketing expense	$93.5	$81.2	$12.3	$264.7	$238.4	$26.3
The increase in SG&A expense for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily attributed to the following:

•
an increase in S&M expense related to pre-commercialization activities related to valoctocogene roxaparvovec and commercialization activities in support of the continued U.S. expansion and EU commercial launches of Palynziq; partially offset by

•	a decrease in commercial activities related to our other approved products as resources were reallocated to supporting the launch of Palynziq; and

•	increased G&A expense primarily attributed to increased personnel-related costs resulting from increased headcount to support our growth and other administrative-related costs.
We expect SG&A expense to increase in future periods as a result of the continued commercial launch of Palynziq, pre-commercialization efforts related to valoctocogene roxaparvovec, and the continued international expansion of Vimizim.
Intangible Asset Amortization, Contingent Consideration and Gain on Sale of Intangible Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration include:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Changes in the fair value of contingent consideration	$0.8	$11.0	$(10.2)	$19.9	$19.3	$0.6
Amortization of intangible assets	16.3	7.6	8.7	37.2	22.7	14.5
Total intangible asset amortization and contingent consideration	$17.1	$18.6	$(1.5)	$57.1	$42.0	$15.1

Gain on sale of intangible assets	$—	$—	$—	$(15.0)	$(20.0)	$5.0
Fair value of contingent consideration – the changes in the fair value of the contingent consideration for the three and nine months ended September 30, 2019 were attributable to changes in the estimated probability of achieving development

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

milestones, which was primarily related to the continued progress of the Palynziq program that achieved EU marketing approval in May 2019.
Amortization of intangible assets – the increase in the three and nine months ended September 30, 2019 was primarily due to the Palynziq acquired in-process research and development assets that were placed into service following EU marketing approval in May 2019.
Gain on Sale of Intangible Assets – we recognized a gain of $15.0 million in the nine months ended September 30, 2019 due to a third party’s achievement of a milestone during the second quarter of 2019, related to a previously sold intangible asset. See Note 6 to the accompanying Condensed Consolidated Financial Statements for additional information.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. The change during the periods presented for interest income was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest income	$5.3	$6.3	$(1.0)	$17.5	$17.1	$0.4
The decrease in interest income for the three months ended September 30, 2019 compared to 2018 was primarily due to a lower investment balance compared to the prior period. The increase in interest income for the nine months ended September 30, 2019 compared to 2018 was primarily due to a higher average interest rate on investments.
Interest Expense
We incur interest expense on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total interest expense	$2.9	$12.1	$(9.2)	$16.5	$35.9	$(19.4)
The decrease in interest expense on convertible debt for the three and nine months ended September 30, 2019 compared to 2018 was primarily due to the maturity of our 0.75% senior subordinated convertible notes that matured on October 15, 2018.
See Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to our convertible debt.
Benefit from Income Taxes
For the three and nine months ended September 30, 2019, we recognized an income tax benefit of $45.2 million and $46.2 million, respectively, compared to the three and nine months ended September 30, 2018 when we recognized an income tax benefit of $6.8 million and $25.8 million, respectively. U.S. and foreign tax expense was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2019 and 2018. The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which became effective on January 1, 2018, resulted in significant changes to the U.S. corporate income tax system including a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This will result in our foreign subsidiaries being subject to U.S. taxation.
The large benefit recognized during the three months ended September 30, 2019 is primarily attributed to the quarter fluctuations in the mix and timing of our profits and losses on a territorial basis when using an estimated annual effective tax rate under ASC 740-270 applied to year-to-date earnings. The income tax benefit for the three and nine months ended September 30, 2019 also consisted of state, federal and foreign current tax expense offset by deferred tax benefits from federal orphan drug and R&D credits, the tax benefit related to stock option exercises during the period and a valuation allowance release of $27.1 million in the second quarter of 2019 on foreign net operating loss carryforwards that resulted in a net income tax benefit in the nine month period. The income tax benefit for the three and nine months ended September 30, 2018 also consisted of deferred tax benefits from federal orphan drug and R&D credits and the tax benefit related to stock option exercises during that period and was partially offset by state, federal and foreign current income tax expense, which resulted in a net income tax benefit. We recorded a tax benefit of $4.6 million associated with a measurement-period adjustment in the nine months ending September 30, 2018 related to the remeasurement of deferred taxes as a result of the 2017 Tax Act.
See Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of our income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Financial Position, Liquidity and Capital Resources
As of September 30, 2019, we had approximately $1.2 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of September 30, 2019, $206.0 million of our $1.2 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our liquidity and capital resources as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$423.2	$494.0	$(70.8)
Short-term investments	297.6	590.3	(292.7)
Long-term investments	431.8	235.9	195.9
Cash, cash equivalents and investments	$1,152.6	$1,320.2	$(167.6)

Convertible debt	$843.6	$830.4	$13.2
Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	2019	2018	Change
Cash and cash equivalents at the beginning of the period	$494.0	$598.0	$(104.0)
Net cash used in operating activities	(9.1)	(29.2)	20.1
Net cash provided by investing activities	17.9	335.3	(317.4)
Net cash used in financing activities	(78.7)	(21.6)	(57.1)
Foreign exchange impact	(0.8)	(0.3)	(0.5)
Cash and cash equivalents at the end of the period	$423.2	$882.2	$(459.0)
Short-term and long-term investments	729.4	766.1	(36.7)
Cash, cash equivalents and investments	$1,152.6	$1,648.3	$(495.7)
Cash Used in Operating Activities
Cash used in operating activities decreased by $20.1 million to $9.1 million in the nine months ended September 30, 2019, compared to $29.2 million in the nine months ended September 30, 2018. The decrease is primarily attributed to the timing of cash receipts from customers, payments to vendors and higher inventory levels.
Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $317.4 million to $17.9 million in the nine months ended September 30, 2019, compared to $335.3 million during the nine months ended September 30, 2018. The decrease in net cash provided by investing activities during the nine months ended September 30, 2019 was primarily attributable to the lower net maturities of available-for-sale debt securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Cash Used in Financing Activities
Net cash used in financing activities increased by $57.1 million to $78.7 million used in the nine months ended September 30, 2019, compared to $21.6 million during the nine months ended September 30, 2018. The increase in net cash used in financing activities for the nine months ended September 30, 2019 was primarily attributed to a $33.9 million decrease in proceeds from the exercise of awards under the incentive plans, a $14.4 million increase in payments of contingent consideration and an increase of $6.8 million in cash paid for taxes related to the net settlement of equity awards.
Other Information
Our $870.0 million (undiscounted) of total convertible debt as of September 30, 2019 will impact our liquidity due to the semi-annual cash interest payments. As of September 30, 2019, our indebtedness consisted primarily of the 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
In October 2018, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of September 30, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.
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

Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. The R&D expenses of our major development programs from inception to September 30, 2019 were as follows:

Since Program Inception

Palynziq	$675.0
Valoctocogene roxaparvovec	545.8
Vosoritide	404.4
Brineura	317.5
PKU gene therapy	91.2
Other approved products	1,098.5
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
Our future capital requirements will depend on many factors, including, but not limited to:

•	our ability to successfully market and sell our products;

•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;

•	the progress and success of our preclinical studies and clinical trials (including the manufacture of materials for use in such studies and trials);

•	the timing, number, size and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities; and

•	the progress of research programs carried out by us.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

Our contractual obligations as of September 30, 2019 are presented in the table below.

	Payments Due Within
	Remainder of 2019	2020 - 2021	2022 - 2024	Thereafter	Total
2020 Notes and related interest	$2.8	$380.6	$—	$—	$383.4
2024 Notes and related interest	—	5.9	503.9	—	509.8
Leases	6.3	25.0	25.7	21.7	78.7
R&D and purchase commitments	107.2	24.4	—	—	131.6
Total	$116.3	$435.9	$529.6	$21.7	$1,103.5
We are also subject to contingent payments related to certain development and regulatory activities and commercial sales and licensing milestones totaling approximately $376.9 million as of September 30, 2019, which are due upon achievement of certain development and commercial milestones and if they occur before certain dates in the future. Of this amount, $65.5 million relates to remaining amounts due to a third party from whom we acquired certain rights and other assets with respect to Kuvan and Palynziq in 2016, and $239.7 million relates to programs that are no longer being developed.
As of September 30, 2019, we recorded $69.1 million of total contingent liabilities on our Condensed Consolidated Balance Sheets, of which $20.2 million was short-term.
See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2019 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
*To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain. Likewise, preliminary, initial or interim data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary, initial or interim data, particularly as more patient data become available.
As part of the drug development process we must conduct, at our own expense, preclinical studies in the laboratory, including studies in animals, and clinical trials on humans for each product candidate. The number of preclinical studies and clinical trials that regulatory authorities require varies depending on the product candidate, the disease or condition the drug is being developed to address and regulations applicable to the particular drug. Generally, new drugs for diseases or conditions that affect larger patient populations, are less severe, or are treatable by alternative strategies must be validated through additional preclinical and clinical trials and/or clinical trials with higher enrollments. With respect to our early stage product candidates, we may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays to our development timeline. Furthermore, even if we obtain favorable results in preclinical studies, the results in humans may be significantly different. After we have conducted preclinical studies, we must demonstrate that our product candidates are safe and efficacious for use in the targeted human patients in order to receive regulatory approval for commercial sale. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. From time to time, we have and may in the future publish or report preliminary, initial or interim data from our clinical trials, such as the data we have announced from the GENEr-8-1 study for valoctocogene roxaparvovec. Preliminary, initial or interim data from our clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data become available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
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
We may experience development problems related to our gene therapy program that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials and the FDA has approved several cell-based gene therapy treatments to date, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for valoctocogene roxaparvovec in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.
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
*We have implemented a data access plan for valoctocogene roxaparvovec, which restricts our management’s review of emerging data from these trials.  Without access to ongoing data, management does not have the ability to adjust the trials based on such emerging data, which could adversely impact the ultimate outcome of these trials.
In order to preserve the scientific integrity of the valoctocogene roxaparvovec trials and to allow us to only report on data at intervals that we believe will be meaningful to investors, we have implemented a data access plan related to the ongoing open label trials, which is designed to significantly mirror blinded trials.  Pursuant to this plan, the ongoing emerging data are generally not collected by us, with the exception that certain specific data points are collected and reviewed by a small group of medical personnel monitoring and managing the trial, and then, only to the extent necessary to allow them to perform their monitoring responsibilities.  As we disclose and publicly discuss prior data from these trials, such discussions do not incorporate any of the currently emerging data that are being collected and reviewed by personnel monitoring the trial and, accordingly, this prior data may differ significantly from more recent data that are only available to such personnel.  Further, since our management does not have access to any of the ongoing data and does not have the ability to adjust the trials based on such emerging data, the data access plan could adversely impact the ultimate outcome of the trials.
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
As of September 30, 2019, we had cash, cash equivalents and investments totaling $1.2 billion and long-term debt obligations of $870.0 million (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in 2020 and 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of September 30, 2019, we had $870.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments and terminated the credit facility that we entered into in November 2016, which had provided for up to $100.0 million in revolving loans (the 2016 Credit Facility). The 2018 Credit Facility replaced the 2016 Credit Facility. Our indebtedness may:

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
*If we are found in violation of healthcare laws or privacy and data protection laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, financial condition and results of operations.
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
Substantial new provisions affecting compliance have also been adopted in the U.S. and certain foreign countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians and teaching hospitals, as well as investment and ownership interests held by physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, manufacturers will also be required to report on payments or transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program

Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many foreign countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted legislation creates reporting obligations on payments, gifts and benefits made to these professionals; however, implementing regulations enacting such laws are still pending and subject to varying interpretations by courts and government agencies. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the EU in a national referendum (Brexit). On March 29, 2017, the United Kingdom’s Prime Minister formally delivered the notice of withdrawal. The withdrawal of the United Kingdom from the EU will take effect on the earlier of the effective date of the withdrawal agreement or January 31, 2020, unless the United Kingdom opts to remain in the EU or the deadline is extended by the EU. It appears likely that this withdrawal will continue to involve lengthy negotiations between the United Kingdom and EU Member States to determine the future terms of the United Kingdom’s relationship with the EU and the wider EEA, and it is possible that these negotiations will fail, leading to a "no-deal" Brexit. The U.K. government is currently exploring ways to end the uncertainty over Brexit, including the possibility of a general election in the short-term.

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
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the FCPA in the United States, the U.K. Bribery Act and other similar laws in other countries in which we do business. We operate in a number of countries that are recognized to have a reputation for corruption and pose an increased risk of corrupt practices. We also regularly interact with government regulators in many countries, including those that are considered higher risk for corruption, in order to secure regulatory approval to manufacture and distribute our products. The anti-corruption and anti-bribery laws to which we are subject generally prohibit companies and their intermediaries from making improper payments to foreign officials or other persons for the purposes of influencing official decisions or obtaining or retaining business and/or other benefits. These laws also require us to make and keep books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of applicable anti-corruption laws.
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
Our valuation and stock price have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:

•	product sales and profitability of our products;

•	manufacturing, supply or distribution of our product candidates and commercial products;

•	progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;

•	results of clinical trials, announcements of technological innovations or new products by us or our competitors;

•	generic competition to Kuvan tablets and powder relating to our settlements with DRL and Par or potential generic competition from future competitors;

•	government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;

•	developments or disputes concerning patent or proprietary rights;

•	general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;

•	economic conditions in the U.S. or abroad;

•	negative publicity about us or the pharmaceutical industry;

•	changes in the structure of healthcare payment systems;

•	cybersecurity incidents experienced by us or others in our industry;

•	broad market fluctuations in the U.S., the EU or in other parts of the world;

•
actual or anticipated fluctuations in our operating results, including due to timing of large orders for our products, in particular in Latin America, where governments place large periodic orders for Naglazyme and Vimizim;

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
*Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction, and further provides that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provision, including consent to the personal jurisdiction of the Court of Chancery of the State of Delaware related to any action covered by such provision.
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

10.1*	BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: October 29, 2019	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer (On behalf of the registrant and as principal financial officer)