Form 10-Q/A
period 2019-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2019-11-04
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note

The purpose of this Amendment No. 1 (this Amendment) to the Quarterly Report on Form 10-Q filed on October 29, 2019 (the Original Filing) is to revise the update regarding the valoctocogene roxaparvovec program found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Developments-Continued Emphasis on Research and Development” to correct a drafting error. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Except as described above, no changes have been made to the Original Filing, and this Amendment does not modify, amend, or update in any way, any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

BIOMARIN PHARMACEUTICAL INC.

Dated: November 4, 2019	By	/S/ DANIEL SPIEGELMAN
Daniel Spiegelman, Executive Vice President and Chief Financial Officer (On behalf of the registrant and as principal financial officer)