Form 10-K
period 2019-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2020-02-27
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission file number: 000-26727
____________
BioMarin Pharmaceutical Inc.
(Exact name of registrant as specified in its charter)
____________

Delaware			68-0397820
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

770 Lindaro Street	San Rafael	California	94901
(Address of principal executive offices)			(Zip Code)
(415) 506-6700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	BMRN	The Nasdaq Global Select Market
Securities registered under Section 12(g) of the Act:
None
____________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $8.1 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.
As of February 12, 2020, the registrant had 179,925,602 shares of common stock, par value $0.001, outstanding.
The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III.

BIOMARIN PHARMACEUTICAL INC.
2019 FORM 10-K ANNUAL REPORT

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
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” “would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that we may issue in the future as well as other cautionary statements we have made and may make. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K as well as information provided elsewhere in this Annual Report on Form 10-K. You should carefully consider that information before you make an investment decision. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Our portfolio consists of several commercial products and multiple clinical and preclinical product candidates for the treatment of various diseases. We continue to invest in our clinical and preclinical product pipeline by committing significant resources to research and development programs and business development opportunities within our areas of scientific, manufacturing and technical expertise.
A summary of our major commercial products is provided below:

Major Commercial Products	Indication	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable	2020 (6)
Naglazyme (galsulfase)	MPS VI (7)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (8)	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (9)	2021	2026	2024
(1) See “Government Regulation—Orphan Drug Designation” in this Annual Report on Form 10-K for further discussion
(2) See “Government Regulation—Healthcare Reform” in this Annual Report on Form 10-K for further discussion
(3) For the treatment of Mucopolysaccharidosis I (MPS I)
(4) For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5) For the treatment of phenylketonuria (PKU)
(6) Kuvan, a small molecule therapy, has been granted orphan drug status in the European Union (EU), which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in December 2020
(7) For the treatment of Mucopolysaccharidosis VI (MPS VI)
(8) For adult patients with PKU
(9) For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our ongoing major development programs, including key metrics, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2 (1)
(1) We expect to start dosing patients in a Phase 1/2 study in the first quarter of 2020. See “Major Product Candidates—BMN 307” in this Annual Report on Form 10-K for further discussion.
See “Patents and Proprietary Rights” in this Annual Report on Form 10-K for additional information on our market protection.

Recent Developments
Regulatory Review of Valoctocogene Roxaparvovec for the Treatment of Severe Hemophilia A
On February 20, 2020, we announced that the U.S. Food and Drug Administration (FDA) accepted for priority review our Biologics License Application (BLA) for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. The Prescription Drug User Fee Act (PDUFA) target action date for the BLA has been set for August 21, 2020. On December 23, 2019, we announced that the European Medicines Agency (EMA) validated our Marketing Authorisation Application (MAA) for valoctocogene roxaparvovec, which has been in review under accelerated assessment since January 2020. The submissions are based on our Phase 3 interim analysis and the three-year Phase 1/2 data of patients treated with valoctocogene roxaparvovec. Both submissions represent the first time a gene therapy product for any type of hemophilia indication is under review for marketing authorization by health authorities. See “Major Product Candidates in Development — Valoctocogene Roxaparvovec” in this Annual Report on Form 10-K for more information regarding valoctocogene roxaparvovec.
Gene Therapy Product Candidate BMN 307 for the Treatment of PKU
BMN 307 is a gene therapy product candidate that is designed to normalize blood phenylalanine (Phe) concentration levels in patients with PKU. On January 13, 2020, we announced that both the FDA and Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (U.K.) granted Investigational New Drug (IND) status and approved our Clinical Trial Application (CTA), respectively, for BMN 307. We expect to start dosing patients in PHEARLESS, a Phase 1/2 study of BMN 307, in the first quarter of 2020 using product made at commercial scale from our gene therapy manufacturing facility.
Product Candidate Vosoritide for the Treatment of Achondroplasia
On November 14, 2019, we provided an update on our development of vosoritide for the treatment of children with achondroplasia, the most common form of disproportionate short stature in humans. We announced that children in a cohort of our open-label Phase 2 study of vosoritide over 54 months achieved a statistically significant cumulative additional mean height gain of 9.0 cm compared to children, matched for age and gender, in a natural history achondroplasia dataset. On December 16, 2019, we announced positive results from our completed global Phase 3 randomized, double-blind, placebo-controlled study of vosoritide in approximately 121 children with achondroplasia ages 5-14 for 52 weeks. The placebo-adjusted increased change from baseline in growth velocity after one year of treatment with vosoritide, the primary endpoint, was 1.6 cm/yr. Based on these results, we plan to meet with health authorities in the first half of 2020 to discuss plans for submitting marketing applications in 2020. See “Major Product Candidates in Development — Vosoritide” in this Annual Report on Form 10-K for more information regarding vosoritide.
Gene Therapy Product Candidate BMN 331 for the Treatment of Hereditary Angioedema
On November 14, 2019, we announced our third gene therapy product candidate, BMN 331, for hereditary angioedema. We expect to begin IND-enabling studies for BMN 331 in early to mid-2020.
Summary of Commercial Products and Development Programs
Major Commercial Products
Net Product Revenues related to our major commercial products consisted of the following (in millions):

	Years Ended December 31,
Major Commercial Products	2019	2018	2017
Aldurazyme	$97.8	$135.1	$90.0
Brineura	$72.0	$39.9	$8.6
Kuvan	$463.4	$433.6	$407.5
Naglazyme	$374.3	$345.9	$332.2
Palynziq	$86.9	$12.2	—
Vimizim	$544.3	$482.0	$413.3

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
On June 1, 2017, we announced that the EC granted marketing authorization for Brineura in the EU to treat children with CLN2. Brineura is the first treatment approved in the EU for the treatment of CLN2, and the marketing authorization for Brineura includes all 28 countries of the EU, Norway, Iceland and Liechtenstein. On April 21, 2017, the CHMP, the scientific committee of the EMA adopted a positive opinion for our MAA for Brineura following an accelerated review procedure, reserved for medicinal products expected to be a major public health interest. Brineura was one of the first therapies to go through this process.
Brineura is administered via intracerebroventricular (ICV) infusion and intended to be used in combination with a delivery device, such as an injector or other delivery system. Please see “Government Regulation – Combination Products” in this Annual Report on Form 10-K for additional information on combination products.
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

Two companies previously filed paragraph IV certifications and submitted abbreviated new drug applications (ANDAs) to produce sapropterin dihydrochloride tablets and powder and we subsequently entered into settlement agreements regarding Kuvan with both companies. We expect generic versions of Kuvan to first become available in the U.S. in the fourth quarter of 2020. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the settlement agreements and for a discussion of the risks posed by generic versions of Kuvan. Please see “Government Regulation – The Hatch-Waxman Act” in this Annual Report on Form 10-K for additional information regarding ANDAs.
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
Palynziq
Palynziq is a PEGylated recombinant phenylalanine ammonia lyase enzyme, which is delivered through subcutaneous injection to reduce blood Phe concentrations. On May 24, 2018, the FDA approved the use of Palynziq in adult patients with PKU who have uncontrolled blood Phe concentrations greater than 600 micromol/L (10mg/dL) on existing management. Palynziq is our second approved treatment for PKU. Palynziq is only available in the U.S. through the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, which is required by the FDA to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:
•prescribers must be certified by enrolling in the REMS program and completing training;
•prescribers must prescribe auto-injectable epinephrine with Palynziq;
•pharmacies must be certified with the REMS program and must dispense Palynziq only to patients who are authorized to receive it;
•patients must enroll in the REMS program and be educated about the risk of anaphylaxis by a certified prescriber to ensure they understand the risks and benefits of treatment with Palynziq; and
•patients must have auto-injectable epinephrine available at all times while taking Palynziq.
Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks posed by the REMS program.
On May 6, 2019, we announced that the European Commission (EC) granted marketing authorization for Palynziq in the EU, at doses of up to 60 mg once daily, to reduce Phe concentrations in patients with PKU aged 16 and older who have inadequate blood Phe control (blood Phe levels greater than 600 micromol/L) despite prior management with available treatment options.
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
On February 20, 2020, we announced that the FDA accepted for priority review our BLA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. The PDUFA target action date for the BLA has been set for August 21, 2020. On December 23, 2019, we announced that the EMA validated our MAA for valoctocogene roxaparvovec, which has been in review under accelerated assessment since January 2020. The submissions are based on our Phase 3 interim analysis and the three-year Phase 1/2 data of patients treated with valoctocogene roxaparvovec, described below. Both submissions represent the first time a gene therapy product for any type of hemophilia indication is under review for marketing authorization by health authorities.
On May 28, 2019, we announced a three-year update to our previously reported results from the Phase 1/2 dose-escalation study for valoctocogene roxaparvovec in patients with severe hemophilia A, which demonstrated that bleed rate control with the 6e13 vg/kg dose was maintained for a third year with a median Annualized Bleed Rate (ABR) of 0 and mean ABR of 0.7 in that year. In addition, factor VIII levels in the 6e13 vg/kg dose appeared to be approaching a plateau in year three. Factor VIII levels measured with the chromogenic substrate (CS) assay at the end of year three were mean and median of 32.7 international units per deciliter (IU/dL) and 19.9 IU/dl, respectively, compared with mean and median of 36.4 IU/dL and 26.2 IU/dL, respectively, at the end of year two. In January 2020, the New England Journal of Medicine (NEJM) published results from the three-year update from the Phase 1/2 study.
The global Phase 3 study program with valoctocogene roxaparvovec includes two studies, one with the 6e13 vg/kg dose (GENEr8-1) and one with the 4e13 vg/kg dose (GENEr8-2). In July 2019, we announced the discontinuation of the GENEr8-2 study given the overwhelming preference by patients to be treated with the 6e13 vg/kg dose. The GENEr8-1 study is an open-label single-arm study to evaluate the efficacy and safety of valoctocogene roxaparvovec as well as evaluate superiority of the product candidate compared to standard of care. The primary endpoint is based on the factor VIII activity level achieved following treatment with valoctocogene roxaparvovec, and the secondary endpoint measures annualized factor VIII replacement therapy use rate and ABR. We announced on May 28, 2019 that data from a 20-patient cohort of the Phase 3 GENEr8-1 study achieved pre-specified clinical criteria for regulatory review in the U.S. and Europe. As of May 28, 2019, eight patients in the cohort achieved factor VIII levels of 40 or more IU/dL using the CS assay at 23 to 26 weeks, meeting the pre-specified criteria for factor VIII activity levels. As of the April 30, 2019 data cutoff, between weeks 23 to 26, seven of 16 study participants in the cohort reached or exceeded the pre-specified factor VIII levels of 40 IU/dL using the CS assay. Subsequent to the April 30, 2019 cutoff, one additional participant met that criteria, bringing the total to eight participants. For the 16 patients who had reached week 26 since administration of valoctocogene roxaparvovec by the April 30, 2019 cutoff, the estimated median ABR was zero and the estimated mean ABR was 1.5, representing a reduction of 85% from baseline levels where all patients were on standard of care. In addition, there was a 98% reduction in median annualized factor VIII usage and a 94% reduction in mean factor VIII usage annualized between weeks 5 and 26. Between weeks 23 and 26, the mean factor VIII level using the CS assay was 36 IU/dL and the median was 33 IU/dl. We have dosed 134 study participants in the full GENEr8-1 study and the 52-week results are anticipated in the first quarter of 2021.
In addition to the global Phase 3 GENEr8-1 study, we are also conducting a Phase 1/2 study with the 6E13kg/vg dose of valoctocogene roxaparvovec in approximately 10 participants with pre-existing AAV5 antibodies. In May 2018, we announced that we dosed the first patient in the Phase 1/2 study (BMN 270-203) evaluating our investigational gene therapy, valoctocogene roxaparvovec, in severe hemophilia A patients with pre-existing AAV5 antibodies. An additional and separate study to evaluate seroprevalence in people with severe hemophilia A is ongoing around the world.
Overall, valoctocogene roxaparvovec continues to have a favorable safety profile and has been generally well tolerated by participants across all doses in the Phase 1/2 and Phase 3 studies. No participants have developed inhibitors to factor VIII or withdrawn from a study, and all participants have remained off factor VIII prophylaxis. Corticosteroid use has been transient with no long-lasting clinical results, and no participants have developed thrombotic events. The most common adverse events associated with valoctocogene roxaparvovec across studies include transient infusion associated reactions and transient, asymptomatic, and mild to moderate raised levels of certain proteins and enzymes measured in liver function tests.
Valoctocogene roxaparvovec has Orphan Drug designation from the FDA and the EMA. Valoctocogene roxaparvovec has also been accepted for Priority Medicines (PRIME) scheme from the EMA. Additionally, the FDA has granted valoctocogene roxaparvovec Breakthrough Therapy designation.

Vosoritide
Vosoritide is an investigational, once daily injection analog of C-type Natriuretic Peptide (CNP) in development for the treatment of achondroplasia, the most common form of disproportionate short stature in humans. Vosoritide has been and is being tested only in children in the age range when their growth plates are still open, which is approximately 25% of people with achondroplasia. In June 2019, the NEJM published results from our Phase 2 open-label, dose-finding and extension study for vosoritide in children aged 5 to 14 years with achondroplasia receiving a continuous dose of 15 µg/kg/day. Annualized growth velocity increased from baseline in all cohorts during each 12-month interval by 1.10 to 2.34 cm/year through 42 months. In cohort 3, which received 15 μg/kg continuous dosing from baseline, the mean annualized growth velocity derived between 30 and 42 months was 5.51 cm/year, representing a 1.46 cm/year change from baseline. On November 14, 2019, we announced that children in cohort 3 over 54 months achieved a statistically significant cumulative additional mean height gain of 9.0 cm compared to children, matched for age and gender, in a natural history achondroplasia dataset. In the global Phase 2 study of children with achondroplasia ages 0-5, enrollment of the first cohort of 24-60 months is complete and the second and third cohorts (six- to 24 months and 0- to six-months, respectively) are actively enrolling.
On December 16, 2019, we announced positive results from our completed global Phase 3 randomized, double-blind, placebo-controlled study of vosoritide in approximately 121 children with achondroplasia ages 5-14 for 52 weeks. The placebo-adjusted increased change from baseline in growth velocity after one year of treatment with vosoritide, the primary endpoint, was 1.6 cm/yr. Based on these results, we plan to meet with health authorities in the first half of 2020 to discuss plans for submitting marketing applications in 2020.
Overall, vosoritide continues to have a favorable safety profile and has been generally well tolerated by participants across the Phase 2 and Phase 3 studies with no clinically significant blood pressure changes and a mild side effect profile.
Vosoritide has Orphan Drug designation from the FDA and the EMA.
Additionally, on November 14, 2019, we announced that vosoritide will be studied in broader genetic statural abnormalities, starting with dominantly inherited short stature (DISS), as part of a research collaboration with Children’s National Hospital. We expect the trial with vosoritide for DISS to begin mid-2020.
BMN 307
BMN 307 is an AAV5 mediated gene therapy that is designed to normalize blood Phe concentration levels in patients with PKU. We tested a broad range of vector constructs and combinations to optimize the vector and increase potency, resulting in a 10-fold increase in potency for the selected vector. Treatment of mice in a validated PKU mouse model with BMN 307 showed a lifetime normalization of Phe and normalized neurotransmitter levels. On January 13, 2020, we announced that both the FDA and MHRA in the U.K. granted IND status and approved its CTA, respectively, for BMN 307. We expect to start dosing patients in PHEARLESS, a Phase 1/2 study of BMN 307, in the first quarter of 2020 using product made at commercial scale from our gene therapy manufacturing facility.
BMN 307 has Orphan Drug designation from the FDA and the EMA.
Manufacturing
We manufacture the active pharmaceutical ingredients (API) for Aldurazyme, Naglazyme, Palynziq, Vimizim and vosoritide in our production facilities located in Novato, California. We currently also manufacture the API for Brineura and Vimizim in our manufacturing facility in Shanbally, Cork, Ireland. These facilities have demonstrated compliance with current Good Manufacturing Practices (cGMPs) to the satisfaction of the FDA, the EC and health agencies in other countries for the commercial production of these products. Vialing and most packaging are performed by contract manufacturers. We believe that with our Novato, California facility and our Shanbally facility, we have ample manufacturing capacity to support anticipated commercial demand for Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim for at least the next five years.
Kuvan tablets and powder sachets and Palynziq are currently manufactured on a contract basis by third parties. In general, we expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, API, final product vialing, tableting and sachet production and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sales. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMP certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies.

In July 2017, we commissioned our commercial-scale gene therapy manufacturing facility, located in Novato, California, where we conduct cGMP production of valoctocogene roxaparvovec and BMN 307 to support clinical development activities and anticipated commercial demand. This facility has the potential to manufacture 10,000 gene therapy doses annually, depending on dose and production mix of valoctocogene roxaparvovec and BMN 307. The facility’s production process was developed in accordance with International Conference on Harmonisation Technical Requirements for Registration of Pharmaceuticals for Human Use facilitating worldwide registration with health authorities.
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
In the U.S., our products (other than Aldurazyme) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products, directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than Aldurazyme). We believe that with moderate changes in 2020, the size of our sales force will be appropriate to effectively reach our target customers in markets where our products are directly marketed. The launch of any future products, if approved, will likely require expansion of our commercial organization, including our sales force, in the U.S. and abroad.
We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
Customers
Our Brineura, Kuvan, Naglazyme, and Vimizim customers include a limited number of specialty pharmacies and end-users, such as hospitals and foreign government agencies. We also sell Brineura, Kuvan, Naglazyme and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, such as those in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. Palynziq is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2019, 43% of our net product revenues, excluding Aldurazyme, was generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.
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
Our products and product candidates have no direct approved competition currently on the market in the U.S. or the EU, however, other companies are in the development phase with new and generic products. Our products and product candidates have potential competition from products under development either using similar technology to our programs or different treatment strategies. The following is a summary of some of the primary possible future competitors for our products and product candidates, but the information below may not include all potential competition.
Products
Aldurazyme, Naglazyme, and Vimizim
In the mucopolysaccharidosis field, several companies are researching treatments using small molecules, gene therapy, and other novel technologies. Aldurazyme, for the treatment of MPS I, has potential competition from clinical stage product candidates from ArmaGen, Inc., JCR Pharmaceuticals Co., Ltd., Orchard Therapeutics Plc, RegenxBio Inc., and earlier stage product candidates, including a product candidate from Immusoft Corporation. Naglazyme, for the treatment of MPS VI, has potential competition from a clinical stage product candidate from Inventiva S.A. and other potential candidates in earlier stages. Vimizim, for the treatment of MPS IVA, has potential competition from a preclinical stage product candidate from Esteve Pharmaceuticals, S.A. and other potential candidates in earlier stages.
Brineura
Brineura, for the treatment of CLN2, has potential competition from preclinical product candidates from RegenxBio Inc. and Spark Therapeutics, Inc.
Kuvan and Palynziq
There are currently no other approved drugs on the market in the U.S. or the EU for the treatment of PKU. However, two companies previously filed paragraph IV certifications and submitted ANDAs to produce sapropterin dihydrochloride tablets and powder. We entered into settlement agreements regarding Kuvan with both companies, which will allow these companies to market generic versions of sapropterin dihydrochloride. We expect generic versions of Kuvan to first become available in the U.S. in the fourth quarter of 2020. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the settlement agreements and for a discussion of the risks posed by generic versions of Kuvan in the U.S. and abroad. Please see “Government Regulation – The Hatch-Waxman Act” in this Annual Report on Form 10-K for additional information regarding ANDAs. Kuvan and Palynziq also have potential competition from clinical stage product candidates from Censa Pharmaceuticals, Inc., Homology Medicines, Inc., Nestle Health Science, S.A., Rubius Therapeutics, Inc., Synlogic, Inc. and earlier stage product candidates, including product candidates from Generation Bio Co., LogicBio Therapeutics, Inc., Moderna Therapeutics, Inc. and Sangamo Therapeutics, Inc. BMN 307 is our preclinical gene therapy program for PKU, and other companies are also developing gene therapy product candidates for PKU, as described in “Competition—Product Candidates—BMN 307” in this Annual Report on Form 10-K.
Product Candidates
Valoctocogene roxaparvovec
Valoctocogene roxaparvovec, a gene therapy product candidate for severe hemophilia A, could have competition from marketed recombinant factor VIII replacement therapies, a novel bispecific antibody marketed by Roche Holding Ltd, and clinical stage programs, including gene therapy product candidates under development by Bayer AG, Pfizer, Inc., Roche Holding Ltd, Sangamo Therapeutics, Inc., Takeda Pharmaceutical Company Ltd. and preclinical product candidates from other companies, including Freeline Therapeutics Ltd. and Uniqure N.V. In addition, Novo Nordisk A/S, Pfizer, Inc. and Sanofi S.A. are developing novel non-factor replacement product candidates in the clinic for the treatment of hemophilia A.
Vosoritide
Vosoritide, for the treatment of achondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S and Pfizer, Inc., and preclinical product candidates from other companies, including QED Therapeutics, Inc.
BMN 307
BMN 307, a gene therapy product candidate for the treatment of PKU, has potential competition from clinical stage product candidates from Censa Pharmaceuticals, Inc., Homology Medicines, Inc., Nestle Health Science, S.A., Rubius Therapeutics, Inc., Synlogic, Inc. and earlier stage product candidates, including product candidates from Generation Bio Co., LogicBio Therapeutics, Inc., Moderna Therapeutics, Inc. and Sangamo Therapeutics, Inc.
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
As of January 23, 2020, the number of our worldwide issued patents now stands at 1,680, including 134 patents issued by the U.S. Patent and Trademark Office (the USPTO). Furthermore, our portfolio of pending patent applications totals 463 applications, including 71 pending U.S. applications.
With respect to Aldurazyme, we have rights to 31 issued patents, including four U.S. patents. These patents cover our ultra-pure alpha-L-iduronidase composition of Aldurazyme, methods of treating deficiencies of alpha-L-iduronidase by administering pharmaceutical compositions comprising such ultra-pure alpha-L-iduronidase, a method of purifying such ultra-pure alpha-L-iduronidase and the use of compositions of ultra-pure biologically active fragments of alpha-L-iduronidase. The last-to-expire Aldurazyme patent will expire in November 2020.
With respect to Brineura, we own or have licensed a number of patents and pending patent applications that relate generally to CLN2/TPP1 protein, use of CLN2/TPP1 protein and methods of treating late infantile neuronal ceroid lipofuscinosis, pharmaceutical compositions and liquid formulations of TPP1 formulations and intrathecal administration of TPP1. We have 7 issued patents, including five issued U.S. patents and eight foreign patents, and 20 pending applications including two U.S. and 18 foreign applications. These patents will expire between 2021 and 2036.
With respect to Palynziq, we own or have licensed a number of patents and pending patent applications that relate generally to pegylated and variant forms of Anabaena variabilis phenylalanine ammonia lyase (AvPAL), use of pegylated and variant forms of AvPAL in treating diseases caused all or in part by a deficiency in PAH, including PKU, methods of production and purification, and methods of detecting pegylated AvPAL and AvPAL-specific antibodies. We have 159 issued patents, including six issued U.S. patents and 153 foreign patents, and 17 pending applications including four U.S. and 13 foreign applications. These patents will expire between 2026 and 2031.
With respect to Kuvan, we own, co-own or have licensed a number of patents and pending patent applications that relate generally to formulations and forms of our drug substance, methods of use for various indications under development and dosing regimens. We have rights to 118 issued patents including 17 issued U.S. patents with claims to a stable tablet and oral solution formulation of 6R-BH4, methods of treating PKU using a once daily dosing regimen, methods of administration of Kuvan with food, crystalline forms of 6R-BH4, and methods of producing 6R-BH4. These patents will expire between 2024 and 2032 (dry blend formulation in the U.S.). We have granted licenses to certain of these patents to two companies, as further described in “Major Commercial Products—Kuvan” in this Annual Report on Form 10-K .
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

With respect to Vimizim, we own or have licensed a number of patents and pending patent applications that relate generally to compositions of matter, methods of use and methods of production. We have rights to 202 issued patents including 13 issued U.S. patents with claims to compositions of purified recombinant N-acetylgalactosamine-6-sulfate sulfatase (Vimizim) methods of treating Morquio Syndrome and sulfatase-modifying factor I (SUMF1) polypeptides and nucleic acids used in the manufacture of Vimizim. Issued U.S. patents cover purified recombinant Vimizim compositions (set to expire in 2029) and methods of treating Morquio Syndrome (set to expire in 2029). We also have issued U.S. and European patents that cover methods of production (set to expire in 2024) and formulations (set to expire in 2031).
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
Approval Process in the U.S. and EU
Pharmaceutical product development in the U.S. and the EU typically involves preclinical laboratory and animal tests, the submission to the applicable regulatory agency of an application (e.g., an IND or a CTA), which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which marketing approval is sought. Currently, European clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new European Regulation on Clinical Trials, which is expected to take effect in 2020, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Satisfaction of FDA and European pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
Preclinical tests include laboratory evaluation, as well as animal studies, to assess the characteristics and potential pharmacology, pharmacokinetics and toxicity of the product. The conduct of the preclinical tests must comply with FDA and/or EMA regulations and requirements, including good laboratory practices. The results of preclinical testing, along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol are submitted to the applicable regulatory agency as part of an IND or CTA. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND or CTA is submitted. Until the CTA or IND is approved, or becomes effective following a waiting period, we may not start the clinical trial in the relevant jurisdiction.
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
Clinical trials to support NDAs, BLAs or MAAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. After completion of the required clinical testing, an application is prepared and submitted to the regulatory agency. Approval of the application by the applicable regulatory agency is required before marketing of the product may begin. In Europe, an MAA is prepared and, for all orphan designated products, is submitted to the EMA under the centralized application procedure. EC approval of the MAA under the centralized application procedure results in a single marketing authorization that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway). The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA.
The FDA and the EMA initially review the applications for a threshold determination that it is sufficiently complete to permit substantive review, typically within 30-60 days. The regulatory agency may request additional information rather than accepting an application for filing or validation. Once the submission is accepted, the applicable agency begins an in-depth review. For the FDA, the review period for standard review applications is typically an additional ten months and, for priority review of drugs, that is, drugs that the FDA determines address a significant unmet need and represent a significant improvement over existing therapy, the review period is typically an additional six months in duration. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. After the FDA evaluates the information provided in the NDA/BLA, it issues an approval letter, or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed and the NDA/BLA has been resubmitted, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter.
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the EC. If the opinion is favorable, the EC may then adopt a decision to grant marketing authorization. In the event of a negative opinion, the company may request a re-examination of the application within 15 days of receipt of the negative opinion. The company then has 60 days to provide the CHMP with detailed grounds for requesting the re-examination. Within 60 days of providing this information, the CHMP shall re-examine its opinion. The EC follows the recommendation of the CHMP in almost all cases. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.
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
A marketing approval authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk mitigation and evaluation strategy, to help ensure that the benefits of the drug outweigh the potential risks. Risk mitigation and evaluation strategies can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. In certain circumstances, disclosure of the results of these trials can be delayed for up to two years after the date of completion of the trial. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs. Moreover, there is an increasing trend in the EU requiring public disclosure of development data, in particular clinical trial data. These data were traditionally regarded as confidential commercial information; however, under policies recently adopted in the EU, clinical study data submitted to the EMA in MAAs, including preclinical data, and patient level data, may be subject to public disclosure.
The Hatch-Waxman Act
Upon approval of a drug through an NDA, applicants are required to submit to the FDA each patent that covers the applicant’s product or FDA approved method of using this product. Those patents are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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
Exclusivity for Biologics
The Biologics Price Competition and Innovation Act of 2009 (BPCIA), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the PPACA), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-licensed product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver from the Secretary of the U.S. Department of Health and Human Services. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The first biosimilar product was approved under the BPCIA in 2015, though no interchangeable products have been approved to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is not patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.
Orphan Drug Designation
Orphan drug designation is granted by the FDA and EMA to drugs intended to treat a rare disease or condition, which in the U.S. is defined as having a prevalence of less than 200,000 individuals in the U.S. In the EU, orphan drug designation is available if a sponsor can establish: that the medicine is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting no more than five in 10,000 people in the EU, which is equivalent to around 250,000 people or fewer, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment. For either of these criteria, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Orphan drug designation must be requested before submitting a marketing application.
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
Pediatric Information
Under the Pediatric Research Equity Act of 2007 (PREA), NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by statute or regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted. The Best Pharmaceuticals for Children Act (BPCA) provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The BPCIA provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.
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

Fast Track Designation and Accelerated Approval
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
Under the fast track program and the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of a Phase 4 or post-approval clinical trial to confirm the effect on the clinical endpoint. Failure to conduct a required post-approval study or confirm a clinical benefit through a post-marketing study will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
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
Adverse event reporting and submission of periodic reports is required following marketing approval. Either the FDA or EMA may also require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as the manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biological product manufacturers and certain of their subcontractors are subject to periodic unannounced inspections by the FDA or the EMA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.

Healthcare Reform
The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, in the U.S., the PPACA is a sweeping measure intended to improve quality of care, constrain healthcare spending, and expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.
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
Since January 2017, the U.S. President has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the U.S. Presidential administration and the Centers for Medicare and Medicaid Services (CMS), have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2029 unless additional congressional action is taken. Further, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.
Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the U.S. Presidential administration’s budget proposal for the fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Moreover, the U.S. Presidential administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these and other measures may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Brexit and the Regulatory Framework in the U.K.
In June 2016, a majority of the eligible members of the electorate in the U.K. voted to withdraw from the EU in a national referendum (Brexit). On March 29, 2017, the U.K.’s Prime Minister formally delivered the notice of withdrawal. After significant negotiation between the U.K. and the EU, the withdrawal of the U.K. from the EU took effect on January 31, 2020. There is now a transition period while the U.K. and EU negotiate additional arrangements, including their future trading terms. The U.K. has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.
Since the regulatory framework for pharmaceutical products in the U.K covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the U.K.'s regulatory regime will remain aligned with EU regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K.
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

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, damages, monetary fines, disgorgement, exclusion of a company from federal healthcare programs, integrity oversight and reporting obligations, criminal fines, contractual damages, reputational harm, diminished profits and future earnings, curtailment of operations and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states while other states prohibit various other marketing-related activities. Other states require submission or disclosure of certain pricing information. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, states including California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
Approval Outside of the U.S./EU
For marketing outside the U.S. and the EU, we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, can differ from those in the U.S. and the EU and may require us to perform additional preclinical or clinical testing. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA or EMA approval. In many countries outside of the U.S., approvals for pricing, coverage and reimbursement offered by third-party payers, including government payers and private insurance plans, are also required.
Anti-Corruption Legislation
The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the U.K., that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. Historically, pharmaceutical companies have been the target of FCPA and other anti-corruption investigations and penalties.
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
A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above. Manufacturers are required to report pricing information to the Health Resources and Services Administration (HRSA) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.
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
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020 Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of drugs approved under NDAs or BLAs is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.
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
Employees
As of February 13, 2020, we had 3,001 full-time employees, 1,358 of whom were in operations, 653 of whom were in research and development, 508 of whom were in sales and marketing and 482 of whom were in administration.
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
Risks Related to Our Business
If we fail to obtain and maintain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the United States (U.S.), we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. Similarly, regulatory authorities may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
We have had fewer interactions with regulatory authorities outside the U.S. and the European Union (EU) as compared to our interactions with the FDA and EMA. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA or EMA approval. Moreover, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA or EMA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA or EMA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA or EMA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our product candidates in any market.
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
Although the FDA and the EMA have programs to facilitate expedited development and accelerated approval processes, the timelines agreed under legislative goals or mandated by regulations are subject to the possibility of substantial delays. In addition, the FDA, the EMA and other international regulatory authorities have substantial discretion over the approval process for pharmaceutical products. These regulatory agencies may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval and may require additional data. Moreover, if original FDA approval for one of our product candidates is granted via the accelerated approval pathway, we may be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of the FDA’s marketing approval for a product candidate. If we fail to obtain and maintain regulatory approval for our product candidates, we will be unable to market and sell those product candidates, which would have a negative effect on our business and financial condition.

With respect to valoctocogene roxaparvovec, we may experience challenges specific to gene therapy that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for valoctocogene roxaparvovec in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.
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
From time to time during the development and regulatory approval process for our products and product candidates, we engage in discussions with the FDA and comparable international regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. As part of these discussions, we sometimes seek advice in the design of our clinical programs from various regulatory agencies globally, but we do not always follow such guidance. This increases the chance of adverse regulatory actions, but we try to always provide appropriate scientific evidence to support approval. For example, although we designed our Phase 3 study of vosoritide in a manner that we believe can demonstrate efficacy and safety of the product candidate for the target patient population, the FDA may ultimately disagree. Moreover, sometimes different regulatory agencies provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or is otherwise inappropriate. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other non-U.S. regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.
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
Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim have received regulatory approval to be commercially marketed and sold in the U.S., the EU and certain other countries, and Palynziq has received regulatory approval to be commercially marketed in the U.S. and the EU. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (cGMP) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, import and export requirements and record keeping.
An example of the ongoing regulatory requirements our products are subject to is the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program. In the U.S., Palynziq is only available through the REMS program, which is required by the FDA to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:

•prescribers must be certified by enrolling in the REMS program and completing training;
•prescribers must prescribe auto-injectable epinephrine with Palynziq;
•pharmacies must be certified with the REMS program and must dispense Palynziq only to patients who are authorized to receive it;
•patients must enroll in the REMS program and be educated about the risk of anaphylaxis by a certified prescriber to ensure they understand the risks and benefits of treatment with Palynziq; and
•patients must have auto-injectable epinephrine available at all times while taking Palynziq.
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
Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on product manufacturing processes;
•restrictions on the marketing of a product;
•restrictions on product distribution;
•requirements to conduct post-marketing clinical trials;
•untitled or warning letters or other adverse publicity;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•refusal to permit the import or export of our products;
•product seizure;
•fines, restitution or disgorgement of profits or revenue;
•injunctions; or
•imposition of civil or criminal penalties.

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
Even though we have obtained orphan drug designation for certain of our product candidates and even if we obtain orphan drug designation for our future product candidates, due to the uncertainties associated with developing biopharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval of certain product candidates until the competitor product’s orphan drug exclusivity period expires. Moreover, with respect to certain biologics and gene therapies, it is uncertain how similarity between product candidates designed to treat the same rare disease or condition may affect such product candidates’ orphan drug exclusivities. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.
We may face competition from biosimilars approved through an abbreviated regulatory pathway.
Our Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a Biologics License Application (BLA) and approval by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. A similar abridged marketing authorization process is available to biosimilar products in the EU. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The BPCIA establishes a period of 12 years of exclusivity for reference products. In Europe, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Our products approved under

BLAs in the U.S. or Marketing Authorisation Applications (MAAs) in Europe, as well as products in development that may be approved under those regimes in the future, could be reference products for biosimilar marketing applications.
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
Adverse or inconclusive clinical results could stop us from obtaining regulatory approval of our product candidates. Additional factors that can cause delay or termination of our clinical trials include:
•slow or insufficient patient enrollment;
•slow recruitment of, and completion of necessary institutional approvals at, clinical sites;
•budgetary constraints or prohibitively high clinical trial costs;
•longer treatment time required to demonstrate efficacy;
•lack of sufficient supplies of the product candidate;
•adverse medical events or side effects in treated patients, including immune reactions;
•lack of effectiveness of the product candidate being tested;
•availability of competitive therapies to treat the same indication as our product candidates;
•regulatory requests for additional clinical trials or preclinical studies;
•deviations in standards for Good Clinical Practice (GCP); and
•disputes with or disruptions in our relationships with clinical trial partners, including CROs, clinical laboratories, clinical sites, and principal investigators.

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
Our valoctocogene roxaparvovec program is based on a gene therapy approach, which, as a novel technology, presents additional development and treatment risks in relation to our other, more traditional drug development programs.
In addition to the risks set forth in this Risk Factors section associated with developing more traditional pharmaceutical drugs, there are additional, unique development and treatment risks associated with gene therapy products like our product candidate valoctocogene roxaparvovec. The goal of gene therapy is to be able to correct an inborn genetic defect through one-time administration of therapeutic genetic material containing non-defective gene copies. The gene copies are designed to reside permanently in a patient, allowing the patient to produce an essential protein or ribonucleic acid (RNA) molecule that a healthy person would normally produce. There is a risk, however, that the new gene copies will produce too little or too much of the desired protein or RNA. Although a one-time administration of a gene therapy product like our product candidate valoctocogene roxaparvovec is intended to correct an inborn genetic defect for the entire lifetime of a patient, there is a risk that the therapeutic effect will not be durable and production of the desired protein or RNA will decrease over time or cease entirely. Because the treatment is irreversible, there may be challenges in managing side effects, particularly those caused by potential overproduction of the desired protein. Adverse effects would not be able to be reversed or relieved by stopping dosing, and we may have to develop additional clinical safety procedures. Furthermore, because the new gene copies are designed to reside permanently in a patient, there is a risk that they will disrupt other normal biological molecules and processes, including other healthy genes, and we may not learn the nature and magnitude of these side effects until long after clinical trials have been completed.
As compared to our other, more traditional products, our gene therapy product candidate valoctocogene roxaparvovec, if approved, may present additional problems with respect to the pricing, coverage, and reimbursement and acceptance of the product candidate.
In addition to the risks set forth in this Risk Factors section associated with commercializing more traditional pharmaceutical drugs, there are additional, unique commercial risks associated with gene therapy products like our product candidate valoctocogene roxaparvovec. Due to the relative novelty of gene therapy and the potential to provide extended duration therapeutic treatment with a one-time administration, we face uncertainty with respect to the pricing, coverage and reimbursement of valoctocogene roxaparvovec, if approved. In order to recover our research and development costs and commercialize this one-time treatment on a profitable basis, we expect the cost of a single administration of valoctocogene roxaparvovec to be substantial. Therefore, we expect that coverage and reimbursement by governments and other third-party payers will be essential for the vast majority of patients to be able to afford valoctocogene roxaparvovec. Accordingly, sales of valoctocogene roxaparvovec, if approved, will depend substantially, both domestically and internationally, on the extent to which its cost will be paid by third-party payers. Even if coverage is provided, the reimbursement amounts approved by third-party payers may not be high enough to allow us to realize sufficient revenues from our investment in the development of valoctocogene roxaparvovec.
We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for valoctocogene roxaparvovec, the commercial success of valoctocogene roxaparvovec will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product candidate in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of valoctocogene roxaparvovec until the product candidate has been on the market for a certain amount of time. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the successful commercialization of, and demand for, valoctocogene roxaparvovec.
We have implemented a data access plan for valoctocogene roxaparvovec, which restricts our management’s review of emerging data from these trials. Without access to ongoing data, management does not have the ability to adjust the trials based on such emerging data, which could adversely impact the ultimate outcome of these trials.
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

If we continue to incur operating losses or are unable to sustain positive cash flows for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Since we began operations in March 1997, we have been engaged in substantial research and development and capital investments, and we have operated at a net loss for each year since our inception, with the exception of 2008 and 2010. Our future profitability and cash flows depend on our marketing and selling of our products, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any products, either by ourselves or jointly with others, our spending on our development programs, the impact of any possible future business development transactions and other risks set forth in this Risk Factors section. The extent of our future losses and the timing of profitability and positive cash flows are highly uncertain. If we fail to become profitable or are unable to sustain profitability and positive cash flows on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
As of December 31, 2019, we had cash, cash equivalents and investments totaling $1.2 billion and convertible debt obligations of $870.0 million (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020 and August 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In January 2016, we terminated our License and Commercialization Agreement with Ares Trading, S.A. (Merck Serono). Pursuant to the Termination and Transition Agreement related to Kuvan and the Termination Agreement related to Palynziq, we are obligated to make certain payments to Merck Serono if sales and development milestones are achieved. The remaining milestone payments that may become payable include up to a maximum of €60 million, in cash, if future sales milestones are met with respect to Kuvan and Palynziq.
We may require additional financing to fund the repayment of the Notes, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our product programs, and the general condition of the financial markets. If we fail to raise any necessary additional financing we may have to delay or terminate some or all of our product development programs and our financial condition and operating results will be adversely affected.
We expect to continue to spend substantial amounts of capital for our operations for the foreseeable future. The amount of capital we will need depends on many factors, including:
•our ability to successfully market and sell our products;
•the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities the progress and success of our preclinical studies and clinical trials (including studies and the manufacture of materials);
•the timing, number, size and scope of our preclinical studies and clinical trials;
•the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities;
•the progress of research programs carried out by us;
•our possible achievement of development and commercial milestones under agreements with third parties, such as the Kuvan and Palynziq milestones under the termination agreements with Merck Serono;
•any changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships or any new collaborative, licensing and other commercial relationships that we may establish;
•Sanofi Genzyme’s (Genzyme) ability to continue to successfully commercialize Aldurazyme; and
•whether our convertible debt is converted to common stock in the future.
Moreover, our fixed expenses such as rent, license payments, interest expense and other contractual commitments are substantial and may increase in the future. These fixed expenses may increase because we may enter into:
•additional licenses and collaborative agreements;
•additional contracts for product manufacturing; and
•additional financing facilities or arrangements.

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
As of December 31, 2019, we had $870.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
In addition, the 2018 Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the 2018 Credit Facility, the outstanding borrowings thereunder could become immediately due and payable, the 2018 Credit Facility lenders could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness, including the indentures governing the Notes. If we default under any of the Notes, such Notes could become immediately due and payable and it could lead to defaults under the other Notes and/or the 2018 Credit Facility.
In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Our outstanding indebtedness consists primarily of the 2020 Notes and 2024 Notes, which, if not converted, will be required to be repaid in cash at maturity in October 2020 and August 2024, respectively. In addition, in the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option, and the 2020 Notes will be freely convertible on or after July 15, 2020. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.
We were required under applicable accounting rules to reclassify the outstanding principal of the 2020 Notes as a current rather than long-term liability (because there are 12 months or less remaining until maturity), which resulted in a material reduction of our net working capital.
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
If we are unable to successfully develop and maintain manufacturing processes for our product candidates to produce sufficient quantities at acceptable costs, we may be unable to support a clinical trial or be forced to terminate a program, or if we are unable to produce sufficient quantities of our products at acceptable costs, we may be unable to meet commercial demand, lose potential revenue, have reduced margins or be forced to terminate a program.
Due to the complexity of manufacturing our product candidates and products, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture our products successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.
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
With respect to valoctocogene roxaparvovec, gene therapy products are relatively novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. We invested a considerable amount of capital building our own commercial gene therapy manufacturing facility, which may be subject to significant impairment if our gene therapy programs are unsuccessful. As we develop, seek to optimize and operate the valoctocogene roxaparvovec manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all, or commercializing valoctocogene roxaparvovec on a profitable basis, if at all.
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
We have entered into contractual relationships with third-party manufacturers to produce active ingredients in Kuvan and Palynziq. If those manufacturers are unwilling or unable to fulfill their contractual obligations, we may be unable to meet demand for Kuvan and Palynziq, or sell these products at all, we may lose potential revenue, and we may be forced to terminate a program. We have contracts for the production of final product for Kuvan and Palynziq. We also currently rely on third parties for portions of the manufacture of Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.
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
We depend on single-source suppliers for critical raw materials and a limited number of manufacturing facilities to manufacture our finished products and product candidates. Numerous factors could cause interruptions in the supply or manufacture of our products and product candidates, including:
•timing, scheduling and prioritization of production by our contract manufacturers or a breach of our agreements by our contract manufacturers;
•labor interruptions;
•changes in our sources for manufacturing;
•the timing and delivery of shipments;
•our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis; and
•conditions affecting the cost and availability of raw materials.
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
Our competitors may develop, manufacture and market products that are more effective or less expensive than ours. They may also obtain regulatory approvals for their products faster than we can obtain them (including those products with orphan drug designation, which may prevent us from marketing our product entirely) or commercialize their products before we do. With respect to valoctocogene roxaparvovec, if the product candidate is approved, we will face a highly developed and competitive market for hemophilia A treatments. As we commercialize valoctocogene roxaparvovec, if approved, we may face intense competition from large pharmaceutical companies with extensive resources and established relationships in the hemophilia A community. If we do not compete successfully, our revenue would be adversely affected, and we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been judicial and congressional challenges to certain aspects of the PPACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. While the Texas U.S. District Court Judge, as well as the current U.S. Presidential administration and the Centers for Medicare and Medicaid Services (CMS), have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the U.S. Presidential administration’s budget proposal for the fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Moreover, the U.S. Presidential administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these and other measures may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
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

For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2019.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and foreign laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has increased our compliance costs and may increase our potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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
Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain foreign countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians and teaching hospitals, as well as investment and ownership interests held by physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, manufacturers will also be required to report on payments or transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many foreign countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted foreign legislation creates reporting obligations on payments, gifts and benefits made to these professionals; however, implementing regulations enacting such laws are still pending and subject to varying interpretations by courts and government agencies. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
Due to the breadth of the healthcare and privacy and data protection laws described above, the narrowness of available statutory and regulatory exceptions and safe harbors and the increased focus by law enforcement agencies in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. If we are found in violation of one of these laws, we may be subject to significant criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, curtailment of our operations, and debarment, suspension or exclusion from participation in government healthcare programs, any of which could adversely affect our business, financial condition and results of operations.
We conduct a significant amount of our sales and operations outside of the U.S., which subjects us to additional business risks that could adversely affect our revenue and results of operations.
A significant portion of the sales of Aldurazyme, Brineura, Kuvan, Naglazyme and Vimizim are generated from countries other than the U.S. Similarly, we expect a significant portion of the sales of Palynziq to be generated from countries other than the U.S. We have operations in Canada and in several European, Middle Eastern, Asian, and Latin American countries. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:
•the increased complexity and costs inherent in managing international operations;
•diverse regulatory and compliance requirements, and changes in those requirements that could restrict our ability to manufacture, market and sell our products;
•political and economic instability;
•diminished protection of intellectual property in some countries outside of the U.S.;

•trade protection measures and import or export licensing requirements;
•difficulty in staffing and managing international operations;
•differing labor regulations and business practices;
•potentially negative consequences from changes in or interpretations of tax laws;
•changes in international medical reimbursement policies and programs;
•financial risks such as longer payment cycles, difficulty collecting accounts receivable, exposure to fluctuations in foreign currency exchange rates and potential currency controls imposed by foreign governments;
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act (the FCPA); and
•rapidly evolving global laws and regulations relating to data protection and the privacy and security of commercial and personal information.
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
The U.K.’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our revenue and results of operations.
In June 2016, a majority of the eligible members of the electorate in the United Kingdom (U.K.) voted to withdraw from the EU in a national referendum (Brexit). On March 29, 2017, the U.K.’s Prime Minister formally delivered the notice of withdrawal. After significant negotiation between the U.K. and the EU, the withdrawal of the U.K. from the EU took effect on January 31, 2020. There is now a transition period while the U.K. and EU negotiate additional arrangements, including their future trading terms. The U.K. has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.
The uncertainties regarding the U.K.’s future relationship with the EU, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets. In particular, depending on what terms are agreed between the U.K. and the EU, if any, it could lead to a period of considerable uncertainty in relation to global financial and banking markets, as well as on regulatory processes in Europe and the EEA. Lack of clarity about future U.K. laws and regulations as the U.K. determines which EU rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in all markets, increase costs, depress economic activity and restrict access to capital.
If the U.K. and the EU are unable to negotiate acceptable future trading terms or if other EU countries pursue withdrawal, barrier-free access between the U.K. and other EU or EEA countries could be diminished or eliminated, which could make our doing business in the EU more difficult. As a result of Brexit, we may face disruptions in our supply chain, inventory management, manufacturing process and product distribution network, which could adversely affect our business and results of operations. Moreover, Brexit may also lead to new regulatory costs and challenges that could have a material adverse effect on our operations. The EMA has issued guidance to marketing authorization holders of centrally authorized medicinal products regarding certain requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the EC to be established in the EU, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, be performed in the EU. Furthermore, there are few indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the U.K.
U.S. export control and economic sanctions may adversely affect our business, financial condition and operating results. Moreover, compliance with such regulatory requirements may increase our costs and negatively impact our ability to sell our products and collect cash from customers.

Our products are subject to U.S. export control laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Exports of our products and solutions must be made in compliance with these laws and regulations. Changes to these laws and regulations, or to the countries, governments, persons or activities targeted by such laws, could result in decreased use of our products, or hinder our ability to export or sell our products to existing or potential customers, which would likely adversely affect our results of operations, financial condition or strategic objectives. If we fail to comply with these laws and regulations, we could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges and fines.
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
Moreover, U.S. export control and economic sanctions may make operating in certain countries more difficult and expensive. For example, we may be unable to find distributors or financial institutions willing to facilitate the sale of our products and collection of cash from such sales in a cost-effective manner, if at all.
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
A significant and growing portion of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. As we operate in multiple foreign currencies, including the Euro, the Brazilian Real, the Great British Pound, the Canadian Dollar and several other currencies, changes in those currencies relative to the U.S. Dollar (USD) will impact our revenues and expenses. If the USD were to weaken against another currency, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Conversely, if the USD were to strengthen against another currency, assuming all other variables remained constant, our revenues would decrease, having a negative impact on earnings, and our overall expenses would decrease, having a positive impact on earnings. In addition, because our financial statements are reported in USD, changes in currency exchange rates between the USD and other currencies have had, and will continue to have, an impact on our results of operations. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.
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
The patent positions of biopharmaceutical products are complex and uncertain. The scope and extent of patent protection for some of our products and product candidates are particularly uncertain because key information on some of our product candidates has existed in the public domain for many years. The composition and genetic sequences of animal and/or human versions of Aldurazyme, Naglazyme and many of our product candidates have been published and are believed to be in the public domain. The chemical structure of 6R-BH4 (the active ingredient in Kuvan) has also been published. Publication of this information may prevent us from obtaining or enforcing patents relating to our products and product candidates, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.
We own or have licensed patents and patent applications related to our products. However, these patents and patent applications do not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:
•With respect to pending patent applications, unless and until actually issued, the protective value of these applications is impossible to determine. We do not know whether our patent applications will result in issued patents.
•Patents have limited duration and expire. For example, certain of our patents related to Aldurazyme expired in November 2019 and the other patents related to Aldurazyme expire in 2020.
•Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, a competitor could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent.
•Generic manufacturers may use litigation and regulatory means to obtain approval for generic versions of our products notwithstanding our filed patents or patent applications.
•Enforcing patents is expensive and may absorb significant time of our management. Management would spend less time and resources on developing products, which could increase our operating expenses and delay product programs.

•Receipt of a patent may not provide much, if any, practical protection. For example, if we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent.
•The Leahy-Smith America Invents Act of 2011, which reformed certain patent laws in the U.S., may create additional uncertainty. Among the significant changes are switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the U.S. Patent and Trademark Office after grant.
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
Similar to us, competitors continually seek intellectual property protection for their technology. Several of our development programs, such as valoctocogene roxaparvovec, focus on therapeutic areas that have been the subject of extensive research and development by third parties for many years. Due to the amount of intellectual property in our field of technology, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. For example, if a patent holder believes our product infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. If someone else claims we infringe its intellectual property, we would face a number of issues, including the following:
•Defending a lawsuit takes significant executive resources and can be very expensive.
•If a court decides that our product infringes a competitor’s intellectual property, we may have to pay substantial damages.
•With respect to patents, in addition to requiring us to pay substantial damages, a court may prohibit us from making, selling, offering to sell, importing or using our product unless the patent holder licenses the patent to us. The patent holder is not required to grant us a license. If a license is available, it may not be available on commercially reasonable terms. For example, we may have to pay substantial royalties or grant cross licenses to our patents and patent applications.
•We may need to redesign our product so it does not infringe the intellectual property rights of others.
•Redesigning our product so it does not infringe the intellectual property rights of competitors may not be possible or could require substantial funds and time.
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
Our competitors compete with us to attract organizations for acquisitions, joint ventures, licensing arrangements or other collaborations. To date, several of our former and current product programs have been acquired through acquisitions and several of our former and current product programs have been developed through licensing or collaborative arrangements, such as Aldurazyme, Kuvan and Naglazyme. These collaborations include licensing proprietary technology from, and other relationships with, academic research institutions. Our future success will depend, in part, on our ability to identify additional opportunities and to successfully enter into partnering or acquisition agreements for those opportunities. If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Because each of these opportunities is unique, we may not be able to find a substitute. Several pharmaceutical and biotechnology companies have already established themselves in the field of genetic diseases. These companies have already begun many drug development programs, some of which may target diseases that we are also targeting, and have already entered into partnering and licensing arrangements with academic research institutions, reducing the pool of available opportunities.

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
The sale of generic versions of Kuvan by generic manufacturers may adversely affect our revenue and results of operations.
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
Between 2014 and 2016 we received paragraph IV notice letters from two pharmaceutical companies notifying us that each had filed ANDAs seeking approval of proposed generic versions of Kuvan. We filed lawsuits alleging patent infringement against each company, and between 2015 and 2017 we entered into settlement agreements with the companies that resolved the patent litigation in the U.S. The settlement agreements granted the companies non-exclusive licenses to our Kuvan-related patents to allow them to market generic versions of sapropterin dihydrochloride in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances. We expect generic versions of Kuvan to first become available in the U.S. in the fourth quarter of 2020.
Any future ANDA or related legal proceeding could have an adverse impact on our stock price, and litigation to enforce our patents has, and is likely to continue to, cost a substantial amount and require significant management attention. If the patents covering Kuvan and its use are not upheld in litigation, or if any ANDA filer we bring suit against is found to not infringe our asserted patents, the resulting generic competition following the expiration of regulatory exclusivity would have a material adverse effect on our revenue and results of operations. Moreover, generic competition following the settlements described above could have a material adverse effect on our revenue and results of operations.
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
Even if our product candidates are approved, if doctors elect a course of treatment which does not include our products, this decision would reduce demand for our products and adversely affect revenues. For example, if gene therapy becomes widely used as a treatment of genetic diseases, the use of enzyme replacement therapy, such as Aldurazyme, Naglazyme, and Vimizim in MPS diseases, could be greatly reduced. Moreover, if we obtain regulatory approval for valoctocogene roxaparvovec, the commercial success of valoctocogene roxaparvovec will still depend, in part, on the acceptance of physicians, patients and healthcare payers of gene therapy products in general, and our product candidate in particular, as medically necessary, cost effective and safe. Changes in treatment method can be caused by the introduction of other companies’ products or the development of new technologies or surgical procedures which may not directly compete with ours, but which have the effect of changing how doctors decide to treat a disease.
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

We rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively and have a material adverse effect on our business, reputation, financial condition, and results of operations.
We rely significantly on our information technology systems to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively. Our ability to manage and maintain our operations, inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations.
As part of our business, we collect, store and transmit large amounts of confidential information, proprietary data, intellectual property and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Such cybersecurity breaches may be the result of unauthorized activity by our employees or contractors or malware, hacking, business email compromise, phishing or other cyberattacks directed by third parties. While we have implemented measures to protect our information and data, our efforts may not be successful.
We have experienced and may continue to experience cybersecurity incidents. Although to our knowledge we have not experienced any material incident or interruption to date, if such an event were to occur it could result in a material disruption of our development programs and commercial operations, including due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information. Moreover, the costs to us to investigate and mitigate cybersecurity incidents could be significant. For example, the loss of clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security breach that results in the unauthorized access, use or disclosure of personal data may require us to notify individuals, governmental authorities, credit reporting agencies, or other parties pursuant to privacy and security laws and regulations or other obligations. Such a security compromise could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, proprietary or personal information, we could be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims, litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.
If a natural disaster, terrorist or criminal activity or other unforeseen event caused significant damage to our facilities or those of our third-party manufacturers and suppliers or significantly disrupted our operations or those of our third-party manufacturers and suppliers, we may be unable to meet demand for our products and lose potential revenue, have reduced margins, or be forced to terminate a program.
The occurrence of an earthquake or other catastrophic disaster could cause damage to our facility and equipment, or that of our third-party manufacturers or single-source suppliers, which could materially impair the ability for us or our third-party manufacturers to manufacture our products and product candidates. Our Galli Drive facility, located in Novato, California, is currently our only manufacturing facility for Aldurazyme, Naglazyme and Palynziq and is one of two manufacturing facilities for Brineura and Vimizim. Our gene therapy manufacturing facility is also located in Novato, California, and it is currently our only manufacturing facility to support valoctocogene roxaparvovec clinical development activities and the anticipated commercial demand for valoctocogene roxaparvovec, if approved. These facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We, the third-party manufacturers with whom we contract and our single-source suppliers of raw materials, which include many of our critical raw materials, are also vulnerable to damage from other types of disasters, including fires, explosions, floods, and similar events. If any disaster were to occur, or any terrorist or criminal activity caused significant damage to our facilities or the facilities of our third-party manufacturers and suppliers, our ability to manufacture our products, or to have our products manufactured, could be seriously, or potentially completely, impaired, and our commercialization efforts and revenue could be seriously impaired.
Moreover, other unforeseen events, such as power outages, could significantly disrupt our operations or those of our third-party manufacturers and suppliers, which could result in significant delays in the manufacture of our products and adversely impact our commercial operations and revenues. Pacific Gas and Electric Company, the electric utility in the San Francisco Bay Area where many of our facilities are located, commenced widespread blackouts during the fall of 2019 to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failures. While we have not experienced damage to our facilities or material disruption to our operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our business going forward. The insurance that we carry, the inventory that we maintain and our risk mitigation plans may not be adequate to cover our losses resulting from disasters or other business interruptions.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business and financial condition.
Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act or TCJA, significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Many aspects of the TCJA are unclear and may not be clarified for some time. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. Notwithstanding the reduction in the corporate income tax rate, it is possible that the TCJA, or regulations or interpretations under it, or any other future changes in tax laws, could adversely affect our business and financial condition, and such effect could be material.
Moreover, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm's length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Our valuation and stock price have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:
•product sales and profitability of our products;
•manufacturing, supply or distribution of our product candidates and commercial products;

•progress of our product candidates through the regulatory process and our ability to successfully commercialize any such products that receive regulatory approval;
•results of clinical trials, announcements of technological innovations or new products by us or our competitors;
•generic competition to Kuvan tablets and powder relating to our settlements with the two pharmaceutical companies described above in this Risk Factors section or potential generic competition from future competitors;
•government regulatory action affecting our product candidates, our products or our competitors’ product candidates and products in both the U.S. and non-U.S. countries;
•developments or disputes concerning patent or proprietary rights;
•general market conditions and fluctuations for the emerging growth and pharmaceutical market sectors;
•economic conditions in the U.S. or abroad;
•negative publicity about us or the pharmaceutical industry;
•changes in the structure of healthcare payment systems;
•cybersecurity incidents experienced by us or others in our industry;
•broad market fluctuations in the U.S., the EU or in other parts of the world;
•actual or anticipated fluctuations in our operating results, including due to timing of large orders for our products, in particular in Latin America, where governments place large periodic orders for Naglazyme and Vimizim;
•changes in company assessments or financial estimates by securities analysts;
•acquisitions of products, businesses, or other assets; and
•sales of our shares of stock by us, our significant stockholders, or members of our management or Board of Directors.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of BioMarin to us or our stockholders;
•any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, our restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table contains information about our significant owned and leased properties as of December 31, 2019:

Location	Approximate Square Feet	Use	Lease Expiration Date
San Rafael facility, San Rafael, California	407,300	Corporate headquarters, laboratory and office	Owned property
Several facilities in Novato, California	293,300	Clinical and commercial manufacturing, laboratory and office	Owned property
Several leased facilities in Novato, California	203,700	Office and warehouse	2023-2026
Shanbally facility, Cork, Ireland	203,500	Manufacturing, laboratory and office	Owned property
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
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2019.
Issuer Purchases of Equity Securities
We did not make any purchases of our common stock during the year ended December 31, 2019.
Holders
As of February 12, 2020, there were 44 holders of record of 179,925,602 outstanding shares of our common stock.

Performance Graph
The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.
The following graph shows the value of an investment in BioMarin common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, assuming the investment of $100.00 at the beginning of the period and the reinvestment of dividends, if any. Our common stock is traded on the Nasdaq Global Select Market and is a component of both the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
BioMarin Pharmaceutical Inc.
NASDAQ Composite
NASDAQ Biotechnology

* $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

	Fiscal Year Ending December 31,
	2014	2015	2016	2017	2018	2019
BioMarin Pharmaceutical Inc.	$100.00	$115.88	$91.64	$98.64	$94.19	$93.53
Nasdaq Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Nasdaq Biotechnology	$100.00	$111.77	$87.91	$106.92	$97.45	$121.92

Item 6. Selected Consolidated Financial Data
We derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Years Ended December 31, (In millions, except for per share data)
	2019 (1)	2018 (1)	2017 (1)	2016	2015
Consolidated Statements of Operations data:
Total revenues (2)	$1,704.0	$1,491.2	$1,313.6	$1,116.9	$889.9
Total costs and expenses	$1,804.5	$1,614.7	$1,328.3	$1,920.3	$1,000.6
Loss from operations	$(100.5)	$(123.5)	$(14.7)	$(803.4)	$(110.7)
Provision for (benefit from) income taxes	$(71.0)	$(65.5)	$81.2	$(200.8)	$17.1
Net loss	$(23.8)	$(77.2)	$(117.0)	$(630.2)	$(171.8)
Net loss per share, basic	$(0.13)	$(0.44)	$(0.67)	$(3.80)	$(1.07)
Net loss per share, diluted	$(0.13)	$(0.44)	$(0.67)	$(3.81)	$(1.07)
Weighted average common shares outstanding, basic	179.0	177.1	174.4	166.0	160.0
Weighted average common shares outstanding, diluted	179.0	177.3	174.4	166.2	160.0

	December 31, (In millions)
	2019 (1)	2018 (1)	2017	2016	2015
Consolidated Balance Sheets data:
Cash, cash equivalents and investments	$1,165.8	$1,320.2	$1,781.7	$1,362.4	$1,018.3
Total assets (2)	$4,690.0	$4,427.1	$4,633.1	$4,023.7	$3,729.4
Convertible senior notes, net	$848.1	$830.4	$1,174.5	$683.2	$662.3
Other long-term obligations (2)	$148.9	$105.5	$194.4	$157.3	$220.8
Total stockholders' equity	$3,122.4	$2,967.9	$2,808.7	$2,766.3	$2,400.8
(1)Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion of our operating results and changes in our financial position.
(2)Refer to the Consolidated Financial Statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K for additional discussion of the impact of adoption of new accounting pronouncements.

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

	Three Months Ended (In millions, except per share data, unaudited)
	March 31,	June 30,	September 30,	December 31,
2019:
Total revenues	$400.7	$387.8	$461.1	$454.4
Net income (loss)	$(56.5)	$(37.4)	$55.0	$15.0
Net income (loss) per share, basic	$(0.32)	$(0.21)	$0.31	$0.08
Net income (loss) per share, diluted	$(0.32)	$(0.21)	$0.30	$0.08
2018:
Total revenues	$373.4	$372.8	$391.7	$353.2
Net loss	$(44.1)	$(16.8)	$(12.6)	$(3.7)
Net loss per share, basic	$(0.25)	$(0.09)	$(0.07)	$(0.02)
Net loss per share, diluted	$(0.26)	$(0.09)	$(0.07)	$(0.03)
Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for discussion of our operating results.

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our major commercial products, including key metrics, as of December 31, 2019, is provided below:

Major Commercial Products	Indication	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable	2020 (6)
Naglazyme (galsulfase)	MPS VI (7)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz)	PKU (8)	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (9)	2021	2026	2024
(1)See “Government Regulation—Orphan Drug Designation” in Part I, Item 1 of this Annual Report on form 10-K for further discussion
(2)See “Government Regulation— Healthcare Reform” in Part I, Item 1 of this Annual Report on form 10-K for further discussion
(3)For the treatment of Mucopolysaccharidosis I (MPS I)
(4)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)For the treatment of phenylketonuria (PKU)
(6)Kuvan, a small molecule therapy, has been granted orphan drug status in the European Union (EU), which together with pediatric exclusivity, confers 12 years of market exclusivity in the EU that expires in December 2020
(7)For the treatment of Mucopolysaccharidosis VI (MPS VI)
(8)For adult patients with PKU
(9)For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our on-going major development programs, including key metrics as of December 31, 2019, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2 (1)
(1)We expect to start dosing patients in a Phase 1/2 study in the first quarter of 2020. See "Major Product Candidates - BMN 307" in Part I, Item 1 of this Annual Report on form 10-K for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2019. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments from 2019:
Product Approval
•Palynziq - In May 2019, the European Commission granted marketing authorization for Palynziq at doses of up to 60 mg once daily, to reduce blood Phe concentrations in patients with PKU aged 16 and older, who have inadequate blood Phe control (blood Phe levels greater than 600 micromol/L) despite prior management with available treatment options. EU commercial sales commenced in the third quarter of 2019 and we anticipate meaningful revenue contributions from this region in 2020.
Continued Emphasis on Research and Development
•Valoctocogene roxaparvovec – In February 2020, we announced that the U.S. Food and Drug Administration (FDA) accepted for priority review our Biologics License Application (BLA) for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. The Prescription Drug User Fee Act (PDUFA) target action date for the BLA has been set for August 21, 2020. In December 2019, the European Medicines Agency (EMA) validated the Marketing Authorization Application (MAA) for valoctocogene roxaparvovec, which has been in review under accelerated assessment since January 2020. These submissions are based on our Phase 3 interim analysis and the updated three-year Phase 1/2 data of patients treated with valoctocogene roxaparvovec. Both submissions represent the first time a gene therapy product for any type of hemophilia indication is under review for marketing authorization by health authorities.
In August 2019 we announced the discontinuation of the valoctocogene roxaparvovec study with the 4e13 vg/kg dose given the overwhelming preference by patients to be treated with the 6e13 vg/kg dose. We have dosed 134 study participants in the full GENEr8-1 Phase 3 open-label study and the 52-week results are anticipated in the first quarter of 2021. Although the trial is open-label, we have instituted a data access plan designed to substantially mirror a blinded trial, such that only a very limited group of medical personnel who are assisting with monitoring and managing the trial have access to any portion of the ongoing results, and then only to the extent necessary to perform their monitoring responsibilities.
•BMN 307 - In January 2020, both the U.S. FDA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom granted us Investigational New Drug (IND) status and approved our Clinical Trial Application (CTA), respectively, for BMN 307. We expect to start dosing patients in PHEARLESS, a Phase 1/2 study of BMN 307, in the first quarter of 2020 with product made at commercial scale from our gene therapy manufacturing facility. Both the FDA and EMA have granted BMN 307 Orphan status.
•Vosoritide – In December 2019, we reported positive final results from the randomized, double-blind, placebo-controlled, Phase 3 study evaluating the efficacy and safety of vosoritide. The study enrolled 121 children aged 5 to 14 with achondroplasia, the most common form of disproportionate short stature. The placebo-adjusted increased change from baseline in growth velocity after one year of treatment with vosoritide, the primary endpoint, was 1.6cm/yr (p<0.0001). The results were consistent across the broad patient population studied. Vosoritide was generally well tolerated with no clinically significant blood pressure changes. Based on these results, we plan to meet with the health authorities in the first half of 2020 to discuss plans for submitting marketing applications in 2020.
In November 2019, we announced that vosoritide will be studied in broader genetic statural abnormalities, starting with dominantly inherited short stature (DISS), as part of a research collaboration with Children's National Hospital. We expect the trial with vosoritide for DISS to being mid-2020.
•BMN 331 - In November 2019, we announced our third gene therapy product candidate, BMN 331, for the treatment of hereditary angioedema. We expect to begin IND-enabling studies for BMN 331 in early to mid-2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
•BMN 250 - In October 2019, we entered into a licensing agreement with a third party for tralesinidase alfa (BMN 250) an investigational Enzyme Replacement Therapy (ERT) for MPS IIIB or Sanfilippo Syndrome Type B. We received a minority stake in the third party and we are entitled to receive milestone payments if certain development, regulatory and sales milestones are met and royalties on net sales of BMN 250. Upon closing, the third party assumed all financial obligations associated with the continued development and commercialization of BMN 250.
•Brineura - In February 2019, we announced that twenty-three patients in the ongoing open-label extension study treated with Brineura continued to show a reduced rate of decline compared to a natural history cohort of CLN2 disease for three years as measured by the CLN2 Clinical Rating Scale.
Outlook 2020
In 2020, we will continue to focus on our key operating objectives which include continued progression of our product pipeline and continued uptake of our commercial products. From a research and development (R&D) perspective, we expect to continue to invest in our various ongoing clinical studies, which support both our commercial products and pipeline of new product candidates. We expect to move forward on a number of late-stage clinical studies for new product candidates and plan to file marketing applications for various therapeutic areas.
From a commercial perspective, we expect to continue to build-out our commercial organization to support the commercialization of Brineura and Palynziq and incur pre-commercialization expenses related to valoctocogene roxaparvovec. Additionally, in January 2020, we completed the sale of worldwide rights to Firdapse, our commercial product for the treatment of Lambert-Eaton myasthenic syndrome, to a third party in exchange for a one-time payment of $67.0 million. Under the terms of the agreement, we agreed to provide certain services to the third-party purchaser, such as customer sales and support, for up to 12 months after the closing of the transaction.
We continue to monitor conditions in the macroeconomic environment that could affect our ability to achieve our goals, such as changes in the reimbursement and payer landscape, a worsening of economic conditions in certain key markets, particularly in Europe and Latin America, patent expiration of competitive products and the launch of generic competitors, such as generic versions of Kuvan, which we expect to first become available in the U.S. in the fourth quarter of 2020, government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will adjust our business processes, as appropriate, to attempt to mitigate these risks to our business.
We expect that our product pipeline investments and expanding commercial infrastructure will enable us to execute on our 2020 operating objectives.
2019 Financial Highlights
Key components of our results of operations include the following:

	Years Ended December 31,
	2019	2018	2017
Net product revenues (1)	$1,661.0	$1,470.4	$1,270.4
Cost of sales	$359.5	$315.3	$241.8
R&D expense	$715.0	$696.3	$610.8
Selling, general and administrative (SG&A) expense	$680.9	$604.4	$554.3
Provision for (benefit from) income taxes	$(71.0)	$(65.5)	$81.2
Net loss	$(23.8)	$(77.2)	$(117.0)
(1)  On January 1, 2018 we adopted Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method. Results for 2019 and 2018 are presented under ASC Topic 606, while 2017 amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition.
The decrease in Net Loss for the year ended December 31, 2019 as compared to 2018 was primarily attributed to:
•increased gross profits driven by higher sales volume for products marketed by us; and
•increased benefit from income taxes; partially offset by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
•increased SG&A expense primarily in support of EU commercial launch and continued U.S expansion of Palynziq and market preparation related to valoctocogene roxaparvovec; and
•increased R&D expense primarily attributed to preclinical and manufacturing activities related to PKU gene therapy development program and clinical activities related to valoctocogene roxaparvovec.
See “Results of Operations” below for additional information related to the Net Loss fluctuations presented above.
Our cash, cash equivalents and investments totaled $1.2 billion as of December 31, 2019, compared to $1.3 billion as of December 31, 2018. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.
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
•Revenue Recognition and Related Allowances
•Inventory Produced Prior to Regulatory Approval
•Valuation of Goodwill and Acquired Intangible Assets
•Valuation of Contingent Consideration
•Income Taxes
Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Revenue Recognition and Related Allowances
Net Product Revenues – Following the adoption of ASC Topic 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For Aldurazyme revenues, we receive a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Sanofi Genzyme (Genzyme) depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Operations. Under ASC Topic 606, we recognize our best estimate of the entire revenue that we expect to receive when the product is released and control is transferred to Genzyme. We record Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from our estimates. Differences between the estimated variable consideration to be received from Genzyme and actual payments received are not expected to be material. If actual results vary from our estimates, we will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Gross-to-Net Sales Adjustments – We record product sales net of estimated mandatory and supplemental discounts to government payers, in addition to discounts to private payers, and other related charges. Rebates, cash discounts and distributor fees represent the majority of our gross-to-net deductions and are recorded in the same period the related sales occur. Rebates include amounts paid to Medicaid, other government programs, certain managed care providers, as well as foreign government rebates. Rebates, cash discounts and distributor fees are estimates based on contractual arrangements or statutory obligations, which may vary by product and payer. Estimation requires evaluation of our historical experience, customer mix, current contractual and statutory obligations, specific known market events and trends and industry data. We evaluate our customer mix to estimate which sales will be subject to these revenue dilutive items and consider changes to government program guidelines that would impact the actual rebates and/or our estimates of which sales qualify for such rebates.
We update our estimates and assumptions each quarter based on actual historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying and payment patters and record any necessary adjustments to our reserves to reflect current information. We believe the methodologies that we use to estimate allowances are reasonable and appropriate given the facts and circumstances. However, actual results may differ significantly from our estimates.
The following table summarizes the consolidated activities and ending balances of all our gross-to-net sales adjustments:

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2019	$80.7	$198.1	$(164.4)	$114.4
Year ended December 31, 2018	63.3	151.6	(134.2)	80.7
Year ended December 31, 2017	$48.8	$121.0	$(106.5)	$63.3
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
In applying the lower of cost or net realizable value to pre-launch inventory, we estimate a range of likely commercial prices based on our comparable commercial products and consider the product candidate’s stability data for all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. If the criteria for capitalizing inventory produced prior to regulatory approval are not met, we recognize such costs as R&D expense in the period incurred. As of December 31, 2019, there were $29.2 million of valoctocogene roxaparvovec pre-launch inventory costs on our Consolidated Balance Sheet.
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
•estimating the time and resources needed to complete the development and approval of product candidate;
•estimating future cash flows from product sales;
•developing appropriate probability of success rates for unapproved product candidates considering their stages of development;
•projecting timing of regulatory approval; and
•risks related to the viability of and potential alternative treatments in any future target markets.

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
We establish liabilities or reduce assets for certain tax positions when we believe those certain tax positions are not more likely than not to be sustained if challenged. Each quarter, we evaluate these uncertain tax positions and adjust the related tax assets and liabilities in light of changing facts and circumstances.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Results of Operations
Net Loss
Net Loss consisted of the following:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total revenues	$1,704.0	$1,491.2	$1,313.6	$212.8	$177.6
Cost of sales	359.5	315.3	241.8	44.2	73.5
R&D expense	715.0	696.3	610.8	18.7	85.5
SG&A expense	680.9	604.4	554.3	76.5	50.1
Intangible asset amortization and contingent consideration	74.1	48.8	46.5	25.3	2.3
Gain on sale of intangible asset	(25.0)	(50.0)	(125.0)	25.0	75.0
Other, net	5.7	(19.1)	(21.0)	24.8	1.9
Provision for (benefit from) income taxes	(71.0)	(65.5)	81.2	(5.5)	(146.7)
Net loss	$(23.8)	$(77.2)	$(117.0)	$53.4	$39.8

Our net loss for the year ended December 31, 2019 was $23.8 million, compared to net losses of $77.2 million and $117.0 million for the years ended December 31, 2018 and 2017, respectively. The changes in Net Loss were primarily a result of the following:
Net Product Revenues
Net Product Revenues consisted of the following:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Aldurazyme	$97.8	$135.1	$90.0	$(37.3)	$45.1
Brineura	72.0	39.9	8.6	32.1	31.3
Firdapse	22.3	21.7	18.8	0.6	2.9
Kuvan	463.4	433.6	407.5	29.8	26.1
Naglazyme	374.3	345.9	332.2	28.4	13.7
Palynziq	86.9	12.2	—	74.7	12.2
Vimizim	544.3	482.0	413.3	62.3	68.7
Total net product revenues	$1,661.0	$1,470.4	$1,270.4	$190.6	$200.0

  2019 compared to 2018
The increase in Net Product Revenues for the year ended December 31, 2019 as compared to 2018 was primarily attributed to the following:
•Palynziq: the increase was attributed to a combination of revenue from more patients achieving maintenance dosing and new patients initiating therapy in the U.S. as the product launched in the third quarter of 2018;
•Vimizim: the increase was primarily attributed to increased sales volume due to patient growth in the U.S and orders from Latin America;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
•Kuvan: the increase was primarily attributed to increased sales volume due to patient growth in North America and in European markets;
•Naglazyme: the increase was primarily attributed to increased sales volume driven by orders from Brazil; partially offset by
•Aldurazyme: the decrease was primarily attributed to decreased sales volume to Genzyme.
2018 compared to 2017
The increase in Net Product Revenues for the year ended December 31, 2018 as compared to 2017 was primarily attributed to the following:
•Vimizim: the increase was primarily attributable to new patients initiating therapy and government ordering patterns;
•Aldurazyme: the increase was primarily attributable to an increase in sales volume and the adoption of ASC Topic 606 on January 1, 2018, which contributed $20.2 million to the increase;
•Brineura: the increase was primarily attributable to new patients initiating therapy as the product was commercially launched in mid-2017;
•Kuvan: the increase was primarily attributable to an increase in patients initiating therapy in North America;
•Naglazyme: the increase was primarily attributable to new patients initiating therapy in Turkey and North America and government ordering patterns in the Middle East, partially offset by a decrease due to the impact of orders from certain Latin American countries; and
•Palynziq: the increase was primarily attributable to the conversion of clinical patients to commercial Palynziq in the U.S. in 2018 following the commercial launch of Palynziq in July 2018.
In certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The ordering patterns of these large government orders can be inconsistent and can create significant period to period variation in our revenues.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Sales denominated in USD	$932.6	$891.7	$748.5	$40.9	$143.2
Sales denominated in foreign currencies	728.4	578.7	521.9	149.7	56.8
Total net product revenues	$1,661.0	$1,470.4	$1,270.4	$190.6	$200.0

The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during 2019 was unfavorable by $24.8 million, which was primarily driven by weakening relative to the USD of currencies in emerging markets such as Brazil, Colombia and Argentina from 2018 to 2019. The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during 2018 was unfavorable by $0.7 million, due primarily to minimal movements in foreign currency exchange rates from 2017 to 2018 in the underlying currencies in which our non-USD revenues were denominated. During 2017, the net impact of foreign currency exchange rates was favorable by $5.5 million, which was primarily driven by the Brazilian Real and the Euro. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K for information on currency exchange rate risk related to our revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold and milestones achieved by licensees or sublicensees and rental income associated with the tenants in our San Rafael, California facility.

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Royalty and other revenues	$43.0	$20.9	$43.2	$22.1	$(22.3)
The 2019 increase in Royalty and Other Revenues compared to 2018 is primarily due to a one time license payment from a third party due to their achievement of a regulatory milestone and royalty revenues earned from Catalyst on net product sales of Firdapse in North America, which was approved for sale in November 2018. See Note 20 to our accompanying Consolidated Financial Statements for additional information regarding our license and collaboration agreements.
The 2018 decrease in Royalty and Other Revenues compared to 2017 is primarily attributable to the recognition of $31.5 million net upfront license revenue from a third party in 2017.
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
The following table summarizes our cost of sales and product gross margin:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total net product revenues	$1,661.0	$1,470.4	$1,270.4	$190.6	$200.0
Cost of sales	$359.5	$315.3	$241.8	$44.2	$73.5
Product gross margin	78.4%	78.6%	81.0%	(0.2)%	(2.4)%
The 2019 increase in Cost of Sales compared to 2018 was primarily attributable to increased sales volumes. Product gross margins were relatively flat in 2019 compared to 2018.
The 2018 increase in Cost of Sales compared to 2017 was primarily attributable to increased Vimizim manufacturing costs and increased sales volume for Aldurazyme. Gross margins decreased in 2018 compared to 2017 primarily due to the impact on Aldurazyme net product revenues of adopting ASC Topic 606 and increased Vimizim and Naglazyme manufacturing costs. Under ASC Topic 606, which we adopted on January 1, 2018, we recognize the full amount of expected Aldurazyme revenue in the same period as related cost of sales. Prior to adoption, Aldurazyme gross margins fluctuated depending on the mix of product transfer revenue and variable consideration recognized in the period.
We expect total product gross margin to remain near 80% over the next twelve months.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. We capitalized $29.2 million of manufacturing related costs for the commercial production of valoctocogene roxaparvovec from the second quarter of 2019 through December 31, 2019 as we believe those costs are likely to be recoverable. See Note 8 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.
R&D expense increased to $715.0 million for the year ended December 31, 2019, compared to $696.3 million and $610.8 million for the years ended December 31, 2018 and 2017 respectively. R&D expense consisted of the following:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Valoctocogene roxaparvovec	$192.8	$161.7	$118.2	$31.1	$43.5
Vosoritide	120.9	89.3	55.1	31.6	34.2
BMN 307	89.2	18.1	—	71.1	18.1
Palynziq	71.7	94.8	122.1	(23.1)	(27.3)
Brineura	39.4	46.9	52.0	(7.5)	(5.1)
Tralesinidase alfa	27.4	82.2	56.0	(54.8)	26.2
Other approved products	64.7	70.6	72.1	(5.9)	(1.5)
Early stage programs	75.0	68.2	65.4	6.8	2.8
Other	33.9	64.5	69.9	(30.6)	(5.4)
Total	$715.0	$696.3	$610.8	$18.7	$85.5
2019 compared to 2018
The increase in R&D expense primarily comprised the following:
•an increase in preclinical and manufacturing activities related to our BMN 307 development program, including clinical manufacturing costs; and
•an increase in clinical activity related to our late-stage product candidates valoctocogene roxaparvovec and vosoritide; partially offset by
•a decrease in tralesinidase alfa clinical manufacturing costs; and
•a decrease in costs related to Palynziq, for which capitalization of manufacturing costs began in the second quarter of 2018 following FDA approval.
During 2020, we expect our R&D spending to be generally flat compared to 2019, primarily due to lower development costs on Palynziq and valoctocogene roxaparvovec, along with the out-licensing of tralesinidase alfa; offset by increased spending on preclinical activities for our early stage development programs.
2018 compared to 2017
The increase in R&D expense primarily comprised the following:
•an increase in costs for clinical studies related to our valoctocogene roxaparvovec and vosoritide product candidates;
•an increase in costs of the manufacturing of our tralesinidase alfa clinical product; and
•an increase in costs related to other R&D expenses primarily related to activity for our preclinical programs; partially offset by
•a decrease in costs related to Palynziq, for which capitalization of manufacturing costs began in the second quarter of 2018 following FDA approval; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
•a decrease in clinical manufacturing costs related to Brineura.
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
SG&A expense increased to $680.9 million for the year ended December 31, 2019, compared to $604.4 million and $554.3 million for the years ended December 31, 2018 and 2017, respectively. SG&A expenses consisted of the following:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
S&M expense	$382.2	$324.2	$291.5	$58.0	$32.7
G&A expense	298.7	280.2	262.8	18.5	17.4
Total SG&A expense	$680.9	$604.4	$554.3	$76.5	$50.1

Components of S&M expense were as follows:

	Years Ended December 31,
S&M expense by product:	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
PKU Products	$137.2	$118.6	$99.1	$18.6	$19.5
MPS Products	119.2	115.8	129.2	3.4	(13.4)
Brineura	45.4	44.2	31.6	1.2	12.6
Valoctocogene roxaparvovec	50.3	17.0	7.7	33.3	9.3
Other	30.1	28.6	23.9	1.5	4.7
Total S&M expense	$382.2	$324.2	$291.5	$58.0	$32.7

2019 compared to 2018
The increase in S&M expense was primarily a result of an increase in pre-commercialization activities related to valoctocogene roxaparvovec and commercialization activities in support of the continued U.S. expansion and EU commercial launches of Palynziq.
The increase in G&A expense was primarily due to consulting fees and higher employee related expenses to support our growth.
We expect SG&A expense to increase in future periods as a result of pre-commercialization efforts related to valoctocogene roxaparvovec and the continued commercial launch of Palynziq.
2018 compared to 2017
The increase in S&M expense was primarily a result of the following:
•the Palynziq U.S. commercial launch and European pre-commercialization activities;
•the continued expansion of marketing activities related to Brineura; and
•pre-commercialization activities related to our valoctocogene roxaparvovec product candidate; partially offset by
•a decrease in marketing activities related to our mature products as resources were shifted toward activities noted above.
The increase in G&A expense was primarily due to increased personnel-related costs mainly due to increased headcount to support our growth and other administrative-related costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Intangible Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Intangible Assets were as follows:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Increases in the fair value of contingent consideration	$20.6	$18.5	$10.3	$2.1	$8.2
Amortization of intangible assets	53.5	30.3	36.2	23.2	(5.9)
Total intangible asset amortization and contingent consideration	$74.1	$48.8	$46.5	$25.3	$2.3

Gain on sale of intangible assets	$25.0	$50.0	$125.0	$(25.0)	$(75.0)
2019 compared to 2018
Fair value of contingent consideration: the increase in the fair value of the contingent consideration in 2019 was primarily attributable to changes in the estimated probability of achieving development milestones, related to our Palynziq program which received EU marketing approval in May 2019.
Amortization of intangible assets: the increase in 2019 was due to the Palynziq IPR&D assets that were placed into service following EU marketing approval in May 2019.
Gain on Sale of Intangible Assets: we recognized a gain of $25.0 million in 2019 due to the achievement of milestones during the second and fourth quarter of 2019 by third parties, related to previously sold intangible assets. See Note 6 to the accompanying Consolidated Financial Statements for additional information.
2018 compared to 2017
Fair value of contingent consideration: the changes in the fair value of the contingent consideration in 2018 were attributable to changes in the estimated probability of achieving development milestones based on the current status of the related development programs, which was primarily related to the continued progress of the Palynziq program to support the filing and progress toward approval of the European MAA.
Amortization of intangible assets: the decrease in 2018 was due to a 2017 impairment of IPR&D assets that we had acquired from Zacharon Pharmaceuticals, Inc. (Zacharon), as the related development program was terminated. It is our policy to report impairment charges that are not material as a component of Intangible Asset Amortization and Contingent Consideration on our Consolidated Statements of Operations.
Gain on Sale of Intangible Assets: we recognized a gain of $50.0 million in the year ended December 31, 2018 due to a third party’s achievement of development and regulatory approval milestones related to a previously sold intangible asset. See Note 6 to the accompanying Consolidated Financial Statements for additional information.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest income was comprised of the following:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income	$22.7	$22.8	$14.9	$(0.1)	$7.9
Interest income during 2019 was flat compared to 2018 as higher average interest rates offset the impact of lower investment balances. The increase in interest income during 2018 compared to 2017 was primarily due to a higher investment balance during the period and higher average interest rate on investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
We expect interest income to remain relatively flat over the next 12 months.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest expense consisted of the following:

	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total interest expense	$23.5	$43.7	$42.7	$(20.2)	$1.0
The decrease in interest expense in 2019 compared to 2018 was primarily due to the maturity of our 0.75% senior subordinated convertible notes, which matured on October 15, 2018 (the 2018 Notes).
The increase in interest expense in 2018 compared to 2017 was primarily due to the issuance of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) in August 2017, partially offset by the maturity of the 2018 Notes in October 2018.
We expect interest expense to remain relatively flat over the next 12 months. See Note 13 to our accompanying Consolidated Financial Statements for additional information regarding our debt.

Provision for (Benefit from) Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was signed into law. The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits, including a 50% reduction in the orphan drug credit. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This resulted in our foreign subsidiaries being subject to U.S. taxation in the current year. Changes to tax laws and tax rates are required to be accounted for in the period of the enactment, therefore our 2017 tax provision included the impact of the 2017 Tax Act.
We recognized an income tax benefit of $71.0 million and $65.5 million in 2019 and 2018, respectively, and income tax expense of $81.2 million in 2017. Provision for (benefit from) income taxes for 2019, 2018 and 2017 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits, federal R&D credits and California R&D credits. The provision for (benefit from) income taxes for the years ended December 31, 2019 and 2017 were further impacted by the following items:
•2019 included a tax benefit of $29.6 million for the release of the valuation allowance against the net deferred tax asset of our Dutch subsidiary. In the second quarter of 2019, we determined that it is more likely than not that the deferred tax assets, including net operating losses and tax credit carryforwards of our Dutch subsidiary, will be realized. In making this determination, we analyzed our recent history of earnings, forecasts of future earnings and cumulative earnings for the last three years of our Dutch subsidiary and we reached the conclusion that it was appropriate to release the valuation allowance reserve.
•2017 included a provisional expense of $42.3 million related to the 2017 Tax Act primarily consisting of $33.1 million for the re-measurement of the net deferred tax assets at the lower enacted corporate tax rate and $9.2 million related to the new limitations on tax deductible compensation. Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled. Additionally, we established a $41.4 million valuation allowance on state tax credits as management assessed the impact of the 2017 Tax Act on our financial projections and concluded that it is more likely than not that these state tax credits will not be utilized in the foreseeable future because these credits do not expire and we project that we will be generating more credits than we will utilize on an annual basis. The 2017 Tax Act also includes a one-time mandatory deemed repatriation toll tax on accumulated earnings of our foreign subsidiaries that did not impact us due to a net deficit in these foreign subsidiaries.
•In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act and recorded immaterial adjustments as of December 31, 2018. We have elected to account for Global Intangible Low-taxed Income (GILTI) as a current period expense when incurred.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Financial Position, Liquidity and Capital Resources
As of December 31, 2019, we had $1.2 billion in cash, cash equivalents, and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, potentially supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of December 31, 2019, $162.7 million of our $1.2 billion balance of cash, cash equivalents and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries See Note 18 to our accompanying Consolidated Financial Statements for additional discussion regarding income taxes.
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
Our liquidity and capital resources as of December 31 were as follows:

	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash and cash equivalents	$437.4	$494.0	$598.0	$(56.6)	$(104.0)
Short-term investments	316.4	590.3	797.9	(273.9)	(207.6)
Long-term investments	412.0	235.9	385.8	176.1	(149.9)
Cash, cash equivalents and investments	$1,165.8	$1,320.2	$1,781.7	$(154.4)	$(461.5)

Convertible debt, net	$848.1	$830.4	$1,174.5	$17.7	$(344.1)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Our cash flows for each of the years ended December 31 are summarized as follows:

	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash & cash equivalents at the beginning of the period	$494.0	$598.0	$408.3	$(104.0)	$189.7
Net cash provided by (used in) operating activities	48.3	20.2	(8.8)	28.1	29.0
Net cash provided by (used in) investing activities	(31.0)	264.4	(305.5)	(295.4)	569.9
Net cash provided by (used in) financing activities	(74.7)	(388.0)	507.1	313.3	(895.1)
Foreign exchange impact	0.8	(0.6)	(3.1)	1.4	2.5
Cash & cash equivalents at the end of the period	$437.4	$494.0	$598.0	$(56.6)	$(104.0)
Short-term and long-term investments	728.4	826.2	1,183.7	(97.8)	(357.5)
Cash, cash equivalents and investments	$1,165.8	$1,320.2	$1,781.7	$(154.4)	$(461.5)
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during 2019 was $48.3 million, compared to cash provided by operating activities of $20.2 million during 2018. Cash provided by operating activities was primarily attributed to the timing of payments to vendors and cash receipts from customers partially offset by higher inventory levels.
Net cash provided by operating activities during 2018 was $20.2 million, compared to cash used in operating activities of $8.8 million during 2017. Cash provided by operating activities was primarily attributed to the timing of cash receipts from customers and payments to vendors, partially offset by higher inventory levels. The increase in accounts receivable is primarily due to the increase in Genzyme unbilled receivables due to the adoption of ASC Topic 606.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during 2019 was $31.0 million, compared to net cash provided by investing activities of $264.4 million during 2018. Net cash used in investing activities in 2019 was primarily attributable to $145.0 million in purchases of property, plant and equipment, partially offset by $108.2 million in net maturities of available-for-sale debt securities and $25.0 million in milestone payment receipts related to previously sold intangible assets.
Net cash provided by investing activities during 2018 was $264.4 million, compared to net cash used in investing activities of $305.5 million during 2017. Net cash provided by investing activities in 2018 was primarily attributable to $359.0 million in net maturities of available-for-sale debt securities and $50.0 million in milestone payment receipts related to a previously sold intangible asset, partially offset by $144.6 million in purchases of property, plant and equipment.
We expect to continue to make significant capital investments in our manufacturing facilities and our corporate headquarters to accommodate anticipated headcount growth.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during 2019 was $74.7 million, compared to net cash used in financing activities of $388.0 million during 2018. Net cash used in financing activities in 2019 was primarily attributed to $58.5 million in payments of contingent consideration and cash paid for taxes related to net settlement of equity awards.
Net cash used in financing activities during 2018 was $388.0 million, compared to net cash provided by financing activities of $507.1 million during 2017. Net cash used in financing activities in 2018 was primarily related to the $375.0 million settlement of the 2018 Notes, which matured in October 2018, partially offset by $31.6 million of net proceeds from issuances under our equity

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
incentive plans.
Other Information
Our $870.0 million (undiscounted) of total convertible debt as of December 31, 2019 will impact our liquidity due to the semi-annual cash interest payments. As of December 31, 2019, our indebtedness consisted of the 2020 Notes and the 2024 Notes (together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020 and August 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principle amount of the Notes if not converted. See Note 13 to our accompanying Consolidated Financial Statements for additional discussion.
In the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes will be freely convertible on or after July 15, 2020. We may use the remaining balance of the net proceeds we received from the issuance of the 2024 Notes to repay, repurchase or settle in cash some or all of the 2020 Notes. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all. We have reclassified all of the outstanding principal of the 2020 Notes as a current liability as there are less than twelve months remaining until maturity.
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
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of December 31, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. See Note 13 to our accompanying Consolidated Financial Statements for additional discussion.
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
• If we are unable to successfully develop and maintain manufacturing processes for our product candidates to produce sufficient quantities at acceptable costs, we may be unable to support a clinical trial or be forced to terminate a program, or if we are unable to produce sufficient quantities of our products at acceptable costs, we may be unable to meet commercial demand, lose potential revenue, have reduced margins or be forced to terminate a program;
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
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of December 31, 2019 for certain of our key programs were as follows:

Since Program Inception
Palynziq	$689.4
Valoctocogene roxaparvovec	593.8
Vosoritide	439.9
Brineura	326.5
BMN 307	107.3
Other approved products	1,115.1

We may need or elect to increase our spending above our current long-term plans to be able to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of our commercial products; preclinical studies and clinical trials for our product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.
Our future capital requirements will depend on many factors, including, but not limited to:
•our ability to successfully market and sell our products;
•the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•the progress and success of our preclinical studies and clinical trials (including the manufacture of materials for use in such studies and trials);
•the timing, number, size and scope of our preclinical studies and clinical trials;
•the time and cost necessary to obtain regulatory approvals and the costs of post-marketing studies which may be required by regulatory authorities; and
•the progress of research programs carried out by us.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of December 31, 2019 are presented in the table below.

	Payments Due within
	1 Year or Less	>1 -3 Years	> 3 - 5 Years	More Than 5 Years	Total
2020 Notes and related interest	$380.6	$—	$—	$—	$380.6
2024 Notes and related interest	3.0	5.9	500.9	—	509.8
Leases	13.7	23.3	20.4	17.0	74.4
R&D and purchase commitments	105.2	1.0	—	—	106.2
Total	$502.5	$30.2	$521.3	$17.0	$1,071.0
As of December 31, 2019, we were also subject to contingent payments totaling approximately $361.3 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $67.3 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $243.8 million related to programs that are no longer being developed.
As of December 31, 2019, we have recorded $50.8 million of contingent consideration on our Consolidated Balance Sheets, all of which was long-term.
Any outstanding amounts due under the 2018 Credit Facility will be due in full in October 2021 with related interest, if any, due on a quarterly basis, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. As of December 31, 2019, there was no outstanding balance.

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
During 2019, approximately 44% of our net product sales were denominated in foreign currencies and 19% of our operating expenses were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we may enter into forward foreign currency exchange contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.
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
As of December 31, 2019, we had open forward contracts with net notional amounts of $654.7 million. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the USD relative to exchange rates at December 31, 2019 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $68.1 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.
Based on our overall foreign currency denominated exposures at December 31, 2019, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net foreign currency denominated assets and liabilities, excluding our investments and open forward contracts, by approximately $5.1 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.
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
We have outstanding $375.0 million (undiscounted) of the 2020 Notes and $495.0 million (undiscounted) of the 2024 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of December 31, 2019, the fair value of our convertible debt was $927.5 million.

In connection with the October 2013 offering of the 2018 Notes, which matured in October 2018, and the 2020 Notes, we paid $29.8 million to purchase a capped call covering 3,982,988 shares of our common stock with 50% related to the 2018 Notes and 50% related to the 2020 Notes. If the per share price of our common stock remains below $94.15, the capped call transaction would be not applicable and, therefore, would provide us no benefit in offsetting potential dilution from the 2020 Notes. If the per share price of our common stock exceeds $121.05, then, to the extent of the excess, the capped call transaction would result in additional dilution from conversion of the 2020 Notes.
As of December 31, 2019, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, we believe a hypothetical 100 basis point threshold reflects a reasonably possible near-term change in interest rates. Based on our investment portfolio and interest rates at December 31, 2019, we believe that a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $7.6 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Operations unless the investments are sold or we determine that the decline in the investment’s value is other than temporary.
The table below summarizes the expected maturities and average interest rates of our interest-generating investments at December 31, 2019 (in millions):

	Expected Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
Available-for-sale debt securities	$321.4	$321.6	$90.2	$—	$—	$0.1	$733.3
Average interest rate	1.9%	1.8%	1.8%	—	—	5.4%	1.8%
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
Item 8. Financial Statements and Supplementary Data
The information required to be filed in this item appears under “Exhibits, Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K and is set forth on pages beginning on page 77.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2019. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).

Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2019 was effective.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2020 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2020 annual meeting of stockholders.
The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2020 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2020 annual meeting of stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	78
Financial Statements

Reports of Independent Registered Public Accounting Firm	85
Consolidated Financial Statements as of December 31, 2019 and 2018, and for the three years ended December 31, 2019:
Consolidated Balance Sheets	88
Consolidated Statements of Operations	89
Consolidated Statements of Comprehensive Loss	90
Consolidated Statements of Changes in Stockholders’ Equity	91
Consolidated Statements of Cash Flows	92
Notes to Consolidated Financial Statements	93

Exhibit Index

Exhibit Number	Description

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

4.6*	Description of Capital Stock

10.1†
Form of Indemnification Agreement for Directors and Officers, previously filed with the SEC on December 19, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.2†
BioMarin Pharmaceutical Inc. Amended and Restated 2006 Employee Stock Purchase Plan, as amended and restated April 12, 2019, previously filed with the SEC on August 2, 2019 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

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

10.8
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

10.9
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

10.11
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

10.12
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

10.14†
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

10.17
Capped Call Confirmation for the 2020 Notes, dated October 8, 2013, between BioMarin Pharmaceutical Inc. and Bank of America, N.A., previously filed with the SEC on October 11, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.18
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

10.24†
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

10.27†
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

10.30†
Form of Agreement Regarding Performance Stock Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2006 Share Incentive Plan, previously filed with the SEC on February 27, 2017 as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.31†
BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, as adopted April 10, 2017 and amended April 12, 2019, previously filed with the SEC on August 2, 2019 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

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

10.34†
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

10.36†
BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation, previously filed with the SEC on November 4, 2019 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.37
Credit Agreement by and among BioMarin Pharmaceutical Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Lender, and Citibank N.A. as L/C Issuer, and the Lenders party thereto, dated as of October 19, 2018, previously filed with the SEC on February 28, 2019 as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated by reference herein.

10.38
First Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted June 4, 2019, previously filed with the SEC on August 2, 2019 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

24.1*	Power of Attorney (Included in Signature Page to this Report)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019, are embedded within the Inline XBRL document.
* Filed herewith
† Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 27, 2020	By:	/S/ BRIAN R. MUELLER
Brian R. Mueller Senior Vice President, Finance and Acting Chief Financial Officer

Exhibit 24.1
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Jacques Bienaimé and Brian R. Mueller, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-JACQUES BIENAIMÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Jean-Jacques Bienaimé

/S/ BRIAN R. MUELLER	Senior Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Brian R. Mueller

/S/ ELIZABETH MCKEE ANDERSON	Director	February 27, 2020
Elizabeth McKee Anderson

/S/ WILLARD H. DERE, M.D.	Director	February 27, 2020
Willard H. Dere, M.D.

/S/ MICHAEL G. GREY	Director	February 27, 2020
Michael G. Grey

/S/ ELAINE J. HERON	Director	February 27, 2020
Elaine J. Heron

/S/ ROBERT J. HOMBACH	Director	February 27, 2020
Robert J. Hombach

	Director	February 27, 2020
V. Bryan Lawlis

/S/ ALAN J. LEWIS	Director	February 27, 2020
Alan J. Lewis

/S/ RICHARD A. MEIER	Lead Independent Director	February 27, 2020
Richard A. Meier

/S/ DAVID PYOTT	Director	February 27, 2020
David Pyott

/S/ DENNIS J. SLAMON	Director	February 27, 2020
Dennis J. Slamon

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
BioMarin Pharmaceutical Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019, due to the adoption of Accounting Standards Codification 842 (ASC 842), Leases.
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for Revenue as of January 1, 2018, due to the adoption of Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of variable consideration relating to Aldurazyme net product revenue
As described in Notes 3 and 15 to the consolidated financial statements, during the year ended December 31, 2019 the Company recognized $98 million in Aldurazyme net product revenue. Under its arrangement with Genzyme Corporation (Genzyme), a wholly owned subsidiary of Sanofi, the Company receives payments ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme, depending on Genzyme’s sales volume. The Company estimates this variable consideration based on the amount that it expects to be entitled to from Genzyme’s sales of Aldurazyme. The Company recognizes this revenue upon satisfying the product

Report of Independent Registered Public Accounting Firm
performance obligation, which is when the product is shipped to Genzyme and all required quality control certificates are complete.
We identified the evaluation of variable consideration relating to Aldurazyme net product revenue, including the evaluation of the need for constraint on variable consideration, as a critical audit matter. Evaluating the key assumptions of forecasted Genzyme’s sales volume and average price per vial involved a high degree of subjective auditor judgment due to the nature of available supporting evidence being limited to historical sales and price data related to these assumptions. Changes in these key assumptions could have a significant impact on Aldurazyme net product revenue.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for recognizing Aldurazyme net product revenue. This included testing controls over forecasting Genzyme’s sales volume and average price per vial used to estimate variable consideration and evaluate the need for constraint on variable consideration. We evaluated the Company’s ability to estimate the variable consideration by comparing historical estimates of sales volume and price per vial to actual sales volume and price per vial of product sold by Genzyme. We also compared the Company’s current-period forecasts of future Genzyme sales volume and average price per vial to Genzyme’s historical sales volume and price per vial. We performed a sensitivity analysis to assess the impact of changes in these key assumptions on the Company’s estimate of variable consideration.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
San Francisco, California
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BioMarin Pharmaceutical Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Francisco, California
February 27, 2020

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:

Cash and cash equivalents	$437,446	$493,982
Short-term investments	316,361	590,326
Accounts receivable, net	377,404	342,633
Inventory	680,275	530,871
Other current assets	130,657	98,403
Total current assets	1,942,143	2,056,215
Noncurrent assets:
Long-term investments	411,978	235,864
Property, plant and equipment, net	1,010,868	948,682
Intangible assets, net	456,580	491,808
Goodwill	197,039	197,039
Deferred tax assets	549,422	460,952
Other assets	122,009	36,568
Total assets	$4,690,039	$4,427,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$570,621	$437,290
Short-term convertible debt, net	361,882	—
Short-term contingent consideration	—	85,951
Total current liabilities	932,503	523,241
Noncurrent liabilities:
Long-term convertible debt, net	486,238	830,417
Long-term contingent consideration	50,793	46,883
Other long-term liabilities	98,124	58,647
Total liabilities	1,567,658	1,459,188
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 179,838,114 and 178,252,954 shares issued and outstanding, respectively.	180	178
Additional paid-in capital	4,832,707	4,669,926
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(9,961)	(13,301)
Accumulated other comprehensive income	20,164	5,271
Accumulated deficit	(1,720,709)	(1,694,134)
Total stockholders’ equity	3,122,381	2,967,940
Total liabilities and stockholders’ equity	$4,690,039	$4,427,128
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019, 2018 and 2017
(In thousands of U.S. Dollars, except per share amounts)

	2019	2018	2017
REVENUES:
Net product revenues	$1,661,043	$1,470,356	$1,270,445
Royalty and other revenues	43,005	20,856	43,201
Total revenues	1,704,048	1,491,212	1,313,646
OPERATING EXPENSES:
Cost of sales	359,466	315,264	241,786
Research and development	715,007	696,328	610,753
Selling, general and administrative	680,924	604,353	554,336
Intangible asset amortization and contingent consideration	74,108	48,791	46,471
Gain on sale of intangible assets	(25,000)	(50,000)	(125,000)
Total operating expenses	1,804,505	1,614,736	1,328,346
LOSS FROM OPERATIONS	(100,457)	(123,524)	(14,700)

Equity in the loss of BioMarin/Genzyme LLC	(587)	(553)	(1,291)
Interest income	22,748	22,831	14,853
Interest expense	(23,460)	(43,664)	(42,707)
Other income, net	6,945	2,205	7,970
LOSS BEFORE INCOME TAXES	(94,811)	(142,705)	(35,875)
Provision for (benefit from) income taxes	(70,963)	(65,494)	81,167
NET LOSS	$(23,848)	$(77,211)	$(117,042)
NET LOSS PER SHARE, BASIC	$(0.13)	$(0.44)	$(0.67)
NET LOSS PER SHARE, DILUTED	$(0.13)	$(0.44)	$(0.67)
Weighted average common shares outstanding, basic	179,039	177,061	174,427
Weighted average common shares outstanding, diluted	179,039	177,268	174,427
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2019, 2018 and 2017
(In thousands of U.S. Dollars)

	2019	2018	2017
NET LOSS	$(23,848)	$(77,211)	$(117,042)
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $(1,640), $(413) and $272, respectively.	5,482	1,391	(483)
Less: reclassifications to net loss, net of tax impact of $0, $0 and $(1,191), respectively.	—	—	2,061
Net change in unrealized holding gain (loss), net of tax	5,482	1,391	(2,544)
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0 for all periods presented.	25,266	25,386	(38,351)
Less: reclassifications to net loss, net of tax impact of $0 for all periods presented.	15,853	(2,047)	(5,113)
Net change in unrealized holding gain (loss), net of tax	9,413	27,433	(33,238)

Other	(2)	(6)	5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	14,893	28,818	(35,777)
COMPREHENSIVE LOSS	$(8,955)	$(48,393)	$(152,819)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017
(In thousands of U.S. Dollars and share amounts in thousands)

	2019	2018	2017

Shares of Common Stock, beginning balances	178,253	175,844	172,648
Issuances under equity incentive plans	1,585	2,314	2,092
Conversion of convertible notes, net	—	95	1,104
Shares of Common Stock, ending balances	179,838	178,253	175,844

Total stockholders' equity, beginning balances	$2,967,940	$2,808,663	$2,766,275
Common stock:
Beginning balances	178	176	173
Issuances under equity incentive plans, net of tax	2	2	2
Conversion of convertible notes, net	—	—	1
Ending balances	180	178	176
Additional paid-in capital:
Beginning balances	4,669,926	4,483,220	4,288,113
Issuances under equity incentive plans, net of tax	(11,071)	31,583	27,350
Stock-based compensation	163,891	155,139	145,281
Conversion of convertible notes, net	—	(16)	22,476
Common stock held by the NQDC	(692)	—	—
Accounting impact of NQDC Plan change (See Note 17)	10,653	—	—
Ending balances	4,832,707	4,669,926	4,483,220
Company common stock held by the NQDC:
Beginning balances	(13,301)	(14,224)	(14,321)
Common stock held by the NQDC	692	923	97
Accounting impact of NQDC Plan change (See Note 17)	2,648	—	—
Ending balances	(9,961)	(13,301)	(14,224)
Accumulated other comprehensive income (loss):
Beginning balances	5,271	(22,961)	12,816
Impact of change in accounting principle	—	(586)	—
Other comprehensive income (loss)	14,893	28,818	(35,777)
Ending balances	20,164	5,271	(22,961)
Accumulated Deficit:
Beginning balances	(1,694,134)	(1,637,548)	(1,520,506)
Impact of changes in accounting principles	(2,727)	20,625	—
Net loss	(23,848)	(77,211)	(117,042)
Ending balances	(1,720,709)	(1,694,134)	(1,637,548)
Total stockholders' equity, ending balances	$3,122,381	$2,967,940	$2,808,663
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(In thousands of U.S. dollars)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,848)	$(77,211)	$(117,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,300	95,671	87,861
Non-cash interest expense	13,960	31,186	32,300
Amortization of premium on investments (accretion of discount)	(2,000)	358	3,077
Stock-based compensation expense	159,865	148,819	140,263
Gain on sale of intangible assets	(25,000)	(50,000)	(125,000)
Gain on sale of equity investment	(714)	—	(3,252)
Deferred income taxes	(82,760)	(68,378)	44,464
Unrealized foreign exchange loss (gain)	1,025	(17,766)	6,258
Non-cash changes in the fair value of contingent consideration	5,205	9,296	10,342
Other	(1,679)	(2,347)	5,935
Changes in operating assets and liabilities:
Accounts receivable, net	(37,852)	(54,274)	(25,256)
Inventory	(107,554)	(23,747)	(96,890)
Other current assets	(27,008)	(17,767)	(20,687)
Other assets	(8,895)	(935)	(2,439)
Accounts payable and accrued liabilities	77,089	38,389	45,517
Other long-term liabilities	3,128	8,914	5,792
Net cash provided by (used in) operating activities	48,262	20,208	(8,757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(145,026)	(144,620)	(199,219)
Maturities and sales of investments	740,211	993,734	425,960
Purchase of available-for-sale debt securities	(632,023)	(634,753)	(655,447)
Proceeds from sale of intangible asset	25,000	50,000	125,000
Purchase of intangible assets	(18,380)	—	—
Other	(808)	(10)	(1,753)
Net cash provided by (used in) investing activities	(31,026)	264,351	(305,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	31,611	67,488	60,859
Taxes paid related to net share settlement of equity awards	(42,680)	(35,919)	(33,507)
Proceeds from convertible senior subordinated note offering, net	—	—	481,713
Repayments of convertible debt	—	(374,953)	(26)
Payment of contingent consideration	(58,518)	(44,623)	(1,894)
Principal repayments of financing leases	(5,087)	—	—
Net cash provided by (used in) financing activities	(74,674)	(388,007)	507,145
Effect of exchange rate changes on cash	902	(598)	(3,231)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,536)	(104,046)	189,698
Cash and cash equivalents:
Beginning of period	493,982	598,028	408,330
End of period	$437,446	$493,982	$598,028
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$8,552	$11,623	$8,544
Cash paid for income taxes	$9,726	$16,676	$23,895
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$7,589	$(1,206)	$(25,786)
Conversion of convertible debt, net	$—	$—	$22,477
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS
BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s therapy portfolio consists of several commercial products and multiple clinical and preclinical product candidates.
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
(2) BASIS OF PRESENTATION
Basis of Presentation
These Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Annual Reports on Form 10-K and include the accounts of BioMarin and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Certain amounts in these notes to the Company’s Consolidated Financial Statements have been reclassified to conform to the current period presentation. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that, other than the event discussed in Note 22 to these Consolidated Financial Statements, there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to the filing this Annual Report on Form 10-K that would require recognition or disclosure in the Consolidated Financial Statements.
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC Topic 842) using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Amounts reported for 2019 were presented under ASC Topic 842, whereas prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 840, Leases. See Notes 4 and 12 to these Consolidated Financial Statements for additional discussion of the adoption of ASC Topic 842 and required disclosures.
On January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), using the modified retrospective method as discussed in Note 3 - Significant Accounting Policies. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. Results for 2019 were presented under ASU 2017-12, whereas prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting. See Note 4 for additional discussion of the adoption and Note 11 to these Consolidated Financial Statements for additional disclosures required by ASU 2017-12.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company treats highly liquid investments, readily convertible to cash, with original maturities of three months or less on the purchase date as cash equivalents.
Marketable and Non-Marketable Securities
Marketable Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each reporting period. The Company classifies its debt and equity securities with original maturities greater than three months when purchased as either short-term or long-term investments based on each instrument’s underlying contractual maturity date and its availability for use in current operations. Available-for-sale debt securities are recorded at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) on the Company’s Consolidated Balance Sheets, with the exception of unrealized losses believed to be other-than-temporary, which, if any, are reported in Other Income, Net in the current period. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date.
Non-Marketable Equity Securities
The Company records investments in equity securities, other than equity method investments, at fair market value, if fair value is readily determinable. Equity securities with no readily determinable fair values are recorded using the measurement alternative of cost adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer less impairment, if any. Investments in equity securities are recorded in Other Assets on the Company's Consolidated Balance Sheets. Unrealized gains and losses are reported in Other Income, Net. The Company regularly reviews its non-marketable equity securities for indicators of impairment.
Inventory
The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost method. The Company analyzes its inventory levels quarterly and adjusts inventory to its net realizable value, if required, for obsolescence, for a cost basis in excess of its expected net realizable value or for quantities in excess of expected requirements. If the Company determines cost exceeds its net realizable value, the resulting adjustments are recognized as Cost of Sales in the Consolidated Statements of Operations.
When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch or pre-qualification manufacturing costs prior to regulatory approval. A number of factors are taken into consideration, including the current status in the regulatory approval process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, commercialization and marketplace trends.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives, as presented in the table below. Significant additions and improvements are capitalized, whereas repairs and maintenance are expensed as incurred. Depreciation of property, plant and equipment are included in Cost of Sales, Research and Development (R&D) and Selling, General and Administrative (SG&A), as appropriate, in the Consolidated Statements of Operations. Property and equipment purchased for specific R&D projects with no alternative future uses are expensed as incurred and recorded to R&D in the Consolidated Statements of Operations.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Leases
The Company determines if an arrangement is a lease at contract inception. For leases where the Company is the lessee, right-of-use (ROU) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent the lease payment obligation. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset also includes any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.
Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. When an arrangement requires payments for lease and non-lease components, the Company has elected to account for lease and non-lease components separately. Lease expense for leases with a term of twelve months or less is recognized on a straight-line basis and are not included in the recognized ROU assets and lease liabilities.
Goodwill and Intangible Assets
The Company records goodwill in a business combination when the total consideration exceeds the fair value of the assets acquired. Intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are considered finite-lived and are amortized using the straight-line method based on their respective estimated useful lives at that point in time. The amortization of these intangible assets is included in Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.
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
Indefinite-lived intangible assets are assessed for impairment first by performing a qualitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the Company will perform a quantitative assessment and record an impairment loss. Impairment charges that are not material are recorded to Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations. No impairment charges were recorded in the periods presented.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Long-lived Asset Impairment
The Company’s long-lived assets consist of property, plant and equipment and finite-lived intangible assets. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges related to property, plant or equipment that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Operations. Impairment charges related to finite-lived intangible assets that are not material are recorded to Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.
Revenue Recognition
Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 and 2018 reflect the application of ASC Topic 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition.
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC Topic 606, the Company performs the following five steps:
(i)identification of the promised goods or services in the contract;
(ii)determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
(iii)measurement of the transaction price, including the constraint on variable consideration;
(iv)allocation of the transaction price to the performance obligations based on estimated selling prices; and
(v)recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account.
Net Product Revenues
In the U.S., the Company’s commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS) and Aldurazyme is marketed world-wide by Sanofi Genzyme (Genzyme). Outside the U.S., the Company’s commercial products are sold to its authorized distributors or directly to government purchasers or hospitals, which act as the end-users. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. Amounts collected from customers and remitted to governmental authorities, which primarily consist of value-added taxes related to product sales in foreign jurisdictions, are presented on a net basis on the Company’s Consolidated Statements of Operations, in that taxes billed to customers are not included as a component of Net Product Revenues.
For Aldurazyme revenues, the Company receives a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme depending on sales volume, which is included in Net Product Revenues on the Company’s Consolidated Statements of Operations. The Company recognizes its best estimate of the revenue it expects to earn when the product is released and control is transferred to Genzyme. The Company records Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from the Company’s estimates. Differences between the estimated variable consideration to be received from Genzyme and actual payments received are not expected to be material. If actual results vary from the Company’s estimates, the Company will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.
Revenue Reserves
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from government rebates, sales returns, and other incentives that are offered within contracts between the Company and its customers, such as specialty pharmacies, hospitals, authorized distributors and government purchasers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates, however the Company does not expect any such difference to be material. If actual results in the future vary from the Company’s estimates, the Company will adjust its estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Sales Returns: The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded. Several factors are considered in determining whether an allowance for product returns is required, including market exclusivity of the products based on their orphan drug status, the patient population, the customers’ limited return rights and the Company’s historical experience with returns. Because of the pricing of the Company’s commercial products, the limited number of patients and the customers’ limited return rights, most customers and retailers carry a limited inventory. The Company relies on historical return rates to estimate a reserve for returns. Based on these factors and the fact that the Company has not experienced significant product returns to date, return allowances are not material.
Other Incentives: Other incentives include fees paid to the Company’s distributors and discounts for prompt payment. The Company also offers a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. who are on Brineura, Kuvan or Palynziq therapy. The branded co-pay assistance programs assist commercially insured patients who have coverage for an eligible BioMarin product and are intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The Company records fees paid to distributors, cash discounts and amounts paid under the brand specific co-pay assistance program for each patient as a reduction of revenue.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Convertible Debt
For non-conventional convertible debt that may be settled entirely or partially in cash, the Company separately accounts for the liability and equity components by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The liability component is presented net of any discounts and issuance costs. For conventional convertible debt that may only be settled with common shares, the Company reports debt, net of any discounts or issuance costs, on the Consolidated Balance Sheets.
The Company recognizes discount accretion and debt issuance cost amortization using the effective interest method and is reported in Interest Expense on the Consolidated Statements of Operations.
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
Stock-Based Compensation
The Company has equity incentive plans under which various types of equity-based awards may be granted to employees. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting, and is classified as Cost of Sales, R&D or SG&A, as appropriate, in the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur.
Restricted Stock Units
The fair value of restricted stock units (RSUs) with service-based vesting conditions and RSUs with performance conditions is determined to be the fair market value of the Company’s underlying common stock on the date of grant. The stock-based compensation expense for RSUs with service-based vesting is recognized over the period during which the vesting restrictions lapse. Stock-based compensation expense for RSUs with performance conditions is recognized beginning in the period the Company determines it is probable that the performance condition will be achieved. Management expectations related to the achievement of performance goals associated with RSUs with performance conditions are assessed regularly to determine whether such grants are expected to vest. The fair value for RSUs with market conditions is estimated using the Monte Carlo valuation model and related stock-based compensation is recognized on a straight-line basis, unless the required service is not performed, beginning on the grant date.
Stock Options and Purchase Rights
The fair value of each stock option award and purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) are estimated on the date of grant using the Black-Scholes valuation model and the following assumptions: expected term, expected volatility, risk-free interest rate and expected dividend yield. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The expected term of stock options is based on observed historical exercise patterns. In estimating the life of stock options, the Company has identified two employee groups with distinctly different historical exercise patterns: executive and non-executive. The executive employee group has a history of holding stock options for longer periods than non-executive employees. The expected term of purchase rights for ESPP is based on each tranche of an offering period, which is four tranches in a twenty-four-month period.
The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price and may use assumptions regarding a number of complex and subjective variables.
Income Taxes
The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Derivatives and Hedging Activities
The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the USD, primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value, which is estimated using current exchange rates and interest rates and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in AOCI and amounts deferred in AOCI are reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in SG&A in the Consolidated Statements of Operations.
Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use to price the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use the following techniques:
•Income approach, which is based on the present value of a future stream of net cash flows
•Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
The Company’s fair value methodologies depend on the following types of inputs:
•Quoted prices for identical assets or liabilities in active markets (Level 1 inputs)
•Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities that are not active, or inputs other than quoted process that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs)

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
•Unobservable inputs that reflect estimates and assumptions (Level 3 inputs)
The Company’s Level 2 instruments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets.
The Company’s Level 3 financial assets and liabilities include acquired intangible assets and contingent consideration resulting from business acquisitions. The estimated fair value of long-lived and indefinite-lived intangible assets and contingent consideration are measured by applying a probability-based income approach utilizing an appropriate discount rate as of the acquisition date. Key assumptions used by management to estimate the fair value of contingent consideration include estimated probabilities, the estimated timing of when a milestone may be attained and assumed discount periods and rates. Changes in the fair value of the contingent consideration can result from changes to one or more inputs, including the estimated probability with respect to regulatory approval, changes in the assumed timing of when milestones are likely to be achieved and changes in assumed discount periods and rates. Contingent consideration is remeasured on a recurring basis and resulting changes in the fair value, due to the revision of key assumptions, are recorded in Intangible Asset Amortization and Contingent Consideration on the Company’s Consolidated Statements of Operations.
The Company’s Level 3 instruments also include assets and liabilities not considered material to the Company that are measured at their respective estimated fair value, when estimable, on a non-recurring basis.
See Notes 5, 10, 11, 13, 19 and 20 to these Consolidated Financial Statements for further information on the nature of these financial instruments.
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
(4) RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Not Yet Adopted
Effective January 1, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary impairment model. The Company anticipates no material impact on its Consolidated Financial Statements due to the nature of the Company’s financial instruments.
Accounting Pronouncements Adopted
Effective January 1, 2019, the Company adopted ASC Topic 842. The amended guidance required balance sheet recognition of lease ROU assets and liabilities by lessees for leases classified as operating leases, with an option to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. The amendments also required new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. Lessor accounting is largely unchanged. The Company adopted ASC Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption through a cumulative adjustment to Accumulated Deficit. The Company elected to use the practical expedient allowing the use-of-hindsight and reassessed the lease term for all unexpired leases that commenced before the effective date of ASC Topic 842. For leases that commenced and expired before the effective date of ASC Topic 842, the Company elected not to reassess the expired leases. The Company also elected not to include leases with initial

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
terms of twelve months or less in the recognized ROU assets and lease liabilities.
As a result of the cumulative impact of adopting ASC Topic 842, the Company recorded lease ROU assets of $55.9 million and lease liabilities of $59.0 million as of January 1, 2019, primarily related to real estate and equipment, based on the present value of future lease payments on the date of adoption. The difference between the ROU assets and lease liabilities was recorded as an adjustment to Accumulated Deficit. See Note 12 to these Consolidated Financial Statements for disclosures required under ASC Topic 842.
Effective January 1, 2019, the Company adopted ASU No. 2017-12 using the modified retrospective method. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements. See Note 11 to these Consolidated Financial Statements for additional disclosures required by ASU 2017-12.
(5) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2019 and 2018, respectively:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$259,347	$—	$—	$259,347	$259,347	$—	$—

Level 2:
Money market instruments	173,100	—	—	173,100	173,100	—	—
Corporate debt securities	518,523	3,575	(12)	522,086	—	233,294	288,792
U.S. government agency securities	209,633	993	(67)	210,559	4,999	83,067	122,493
Foreign and other	549	145	(1)	693	—	—	693
Subtotal	901,805	4,713	(80)	906,438	178,099	316,361	411,978

Total	$1,161,152	$4,713	$(80)	$1,165,785	$437,446	$316,361	$411,978

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$228,809	$—	$—	$228,809	$228,809	$—	$—

Level 2:
Money market instruments	205,736	—	—	205,736	205,736	—	—
Corporate debt securities	564,852	214	(2,288)	562,778	2,000	376,545	184,233
Commercial paper	77,702	—	—	77,702	21,964	55,738	—
U.S. government agency securities	240,436	144	(697)	239,883	31,474	156,967	51,442
Foreign and other	5,126	139	(1)	5,264	3,999	1,076	189
Subtotal	1,093,852	497	(2,986)	1,091,363	265,173	590,326	235,864

Total	$1,322,661	$497	$(2,986)	$1,320,172	$493,982	$590,326	$235,864

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and five years.
As of December 31, 2019, some of the Company’s investments were in an unrealized loss position. However, the Company has the ability and intent to hold all investments that have been in a continuous loss position until maturity or recovery, thus no other-than-temporary impairment was deemed to have occurred.
See Note 3 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.
(6) INTANGIBLE ASSETS
Intangible Assets, Net consisted of the following:

	December 31,
	2019	2018
Intangible assets:
Finite-lived intangible assets	$652,734	$307,995
Indefinite-lived intangible assets	—	326,359
Gross intangible assets:	652,734	634,354
Less: Accumulated amortization	(196,154)	(142,546)
Net carrying value	$456,580	$491,808
Finite-Lived Intangible Assets
The following table summarizes the carrying value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2019:

	Net Balance	Average Remaining Life
Acquired intellectual property	$406,058	7.8 years
Repurchased royalty rights	26,438	3.9 years
Technology transfer	23,078	Not applicable (1)
Other	1,006	1.2 - 4.6 years
Total	$456,580
(1)The technology transfer intangible asset has not yet been placed into service.
As of December 31, 2019, the estimated future amortization expense associated with the Company’s finite-lived intangible assets, exclusive of the technology transfer asset that has not been placed into service, was as follows:

Fiscal Year	Amount
2020	$62,887
2021	61,963
2022	61,939
2023	61,311
2024	55,036
Thereafter	130,366
$433,502
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets were $326.4 million as of December 31, 2018 and consisted of IPR&D related to the Palynziq rights in Europe. During the second quarter of 2019, these indefinite-lived intangible assets were reclassified

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
to definite-lived as the underlying IPR&D was placed into service upon receiving European regulatory approval for Palynziq. The Company will straight-line the amortization expense for the underlying IPR&D over its estimated useful life of nine years.
In 2019 and 2018, the Company received $25.0 million and $50.0 million, respectively, due to the achievement by a third party of development and regulatory milestones and commercial sales milestones related to a previously sold intangible asset, which the Company recorded as a gain on the sale of intangible assets in the Consolidated Statements of Operations.
In December 2017, the Company sold the Rare Pediatric Disease Priority Review Voucher (PRV) it received from the Food and Drug Administration in connection with the U.S. approval of Brineura. In exchange for the voucher, the Company received $125.0 million in proceeds from the sale of the PRV, which was recognized as a gain on the sale of intangible asset as the PRV did not have a carrying value on the Company’s Consolidated Balance Sheet at the time of sale.
In the fourth quarter of 2017, the Company recognized an impairment charge of $5.8 million related to other acquired IPR&D assets recorded in Intangible Asset Amortization and Contingent Consideration on the Company's Consolidated Statements of Operations.
(7) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net, consisted of the following:

	December 31,
	2019	2018
Building and improvements	$725,906	$694,447
Manufacturing and laboratory equipment	366,951	345,947
Computer hardware and software	167,554	157,787
Leasehold improvements	51,324	41,188
Furniture and equipment	38,569	33,234
Land improvements	7,349	6,551
Land	90,418	77,993
Construction-in-progress	111,897	64,170
	1,559,968	1,421,317
Accumulated depreciation	(549,100)	(472,635)
Total property, plant and equipment, net	$1,010,868	$948,682
The construction-in-process balance primarily includes costs related to the Company’s significant in-process projects at its facilities in Marin County, California, and in Shanbally, Cork, Ireland.
Depreciation for the years ended December 31, 2019, 2018 and 2017 was $89.3 million, $90.4 million and $75.8 million, respectively, of which $37.5 million, $25.2 million and $24.1 million was capitalized into inventory, respectively.
(8) INVENTORY
Inventory consisted of the following:

	December 31,
	2019	2018
Raw materials	$74,442	$74,616
Work-in-process	349,978	231,064
Finished goods	255,855	225,191
Total inventory	$680,275	$530,871

Inventory as of December 31, 2019, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec inventory totaling $29.2 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. The Company believes that all material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale have been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. If regulatory approval is not obtained, the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec will be expensed to R&D.
(9) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Payable and Accrued Liabilities consisted of the following:

	December 31,
	2019	2018
Accounts payable and accrued operating expenses	$240,981	$207,620
Accrued compensation expense	192,467	149,937
Accrued rebates payable	57,163	43,116
Accrued royalties payable	30,797	19,977
Deferred revenue	13,037	1,467
Value added taxes payable	8,395	7,785
Forward foreign currency exchange contracts	10,448	4,178
Lease liability	10,700	—
Other	6,633	3,210
Total accounts payable and accrued liabilities	$570,621	$437,290
The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2019:
Accrued rebates	$43,116	$91,748	$(77,701)	$57,163
Reserve for cash discounts	$1,197	$15,335	$(14,643)	$1,889

Year ended December 31, 2018:
Accrued rebates	$36,472	$67,843	$(61,199)	$43,116
Reserve for cash discounts	$1,055	$12,474	$(12,332)	$1,197

Year ended December 31, 2017:
Accrued rebates	$34,737	$52,596	$(50,861)	$36,472
Reserve for cash discounts	$888	$10,672	$(10,505)	$1,055

(10) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with its policy in Note 3 – Significant Accounting Policies to these Consolidated Financial Statements. The following tables present the classification within

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
fair value hierarchy of financial assets and liabilities not disclosed elsewhere that are remeasured on a recurring basis.

	Fair Value Measurements at December 31, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other Current Assets:
NQDC Plan assets	$1,177	$—	$1,177
Other Assets:
NQDC Plan assets	16,288	—	16,288
Restricted investments (1)	3,168	—	3,168
Total other assets	19,456	—	19,456
Total assets	$20,633	$—	$20,633
Liabilities:
Current Liabilities:
NQDC Plan liability (2)	$1,177	$—	$1,177
Other long-term liabilities:
NQDC Plan liability (2)	16,288	—	16,288
Contingent consideration	—	50,793	50,793
Total other long-term liabilities	16,288	50,793	67,081
Total liabilities	$17,465	$50,793	$68,258

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2018
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other Current Assets:
NQDC Plan assets	$—	$370	$—	$370
Restricted investments (1)	—	9,581	—	9,581
Total other current assets	—	9,951	—	9,951
Other Assets:
NQDC Plan assets	—	12,828	—	12,828
Restricted investments (1)	—	2,450	—	2,450
Strategic investment (3)	942	—	—	942
Total other assets	942	15,278	—	16,220
Total assets	$942	$25,229	$—	$26,171
Liabilities:
Current Liabilities:
NQDC Plan liability	$55	$370	$—	$425
Contingent consideration	—	—	85,951	85,951
Total current liabilities	55	370	85,951	86,376
Other long-term liabilities:
NQDC Plan liability	17,598	12,828	—	30,426
Contingent consideration	—	—	46,883	46,883
Total other long-term liabilities	17,598	12,828	46,883	77,309
Total liabilities	$17,653	$13,198	$132,834	$163,685
(1)The restricted investments as of December 31, 2019 and 2018 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
(2)The Company’s NQDC was amended during the second quarter of 2019, which resulted in a change to the classification of the obligation associated with the Company's common stock held in the NQDC. The obligation that was previously classified as a liability and recorded at fair value, was reclassified into equity and recorded at the shares' respective grant date fair values at June 30, 2019. The amendment prohibits the diversification of Company stock contributed to the plan into other types of investments. The NQDC liabilities classified as Level 2 represent investments held in plan assets excluding shares of the Company's common stock. See Note 17 to these Consolidated Financial Statements for additional details on the NQDC.
(3)The Company had investments in marketable equity securities measured using quoted prices in an active market that were considered strategic investments and were included in Other Assets on the Company's Consolidated Balance Sheets. During the second quarter of 2019, the Company realized an immaterial gain upon the sale of the shares of the marketable equity securities reported in Other Income, Net.
There were no transfers between levels during the periods presented.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Liabilities measured at fair value using Level 3 inputs primarily consisted of contingent consideration. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2018	$132,834
Milestone payments to Ares Trading S.A. (Merck Serono)	(83,472)
Milestone payments to former LEAD Therapeutics, Inc. shareholders	(15,987)
Changes in the fair value of contingent consideration	20,612
Realized foreign exchange gain on settlement of contingent consideration	(1,928)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	(1,266)
Contingent consideration as of December 31, 2019	$50,793

(11) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The following table summarizes the Company’s derivatives designated as hedging instruments outstanding as of December 31, 2019 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Australian Dollars – Sell	36	13.8	Jan. 2020 - Dec. 2020
Canadian Dollars – Sell	56	42.5	Jan. 2020 - Dec. 2020
Colombian Pesos – Sell	24	99,850.0	Jan. 2020 - Dec. 2020
Euros – Purchase	146	175.4	Jan. 2020 - Dec. 2022
Euros – Sell	385	617.0	Jan. 2020 - Dec. 2022
Norwegian Krone – Sell	36	90.8	Jan. 2020 - Dec. 2020
Total	683

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table summarizes the Company’s derivatives not designated as hedging instruments outstanding as of December 31, 2019 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Brazilian Reais – Purchase	1	55.1	February 2020
Colombian Pesos – Purchase	4	28,320.0	Jan. 2020 - Feb. 2020
Colombian Pesos – Sell	2	173,000.0	Jan. 2020 - Feb. 2020
Euros – Purchase	1	8.0	February 2020
Euros – Sell	1	5.0	February 2020
Great British Pounds – Purchase	2	21.0	Jan. 2020 - Feb. 2020
Rubles – Purchase	1	20.0	February 2020
Rubles – Sell	2	1,360.0	Jan. 2020 - Feb. 2020
Total	14
The fair value carrying amounts of the Company’s derivative instruments were as follows:

Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$19,584	$12,686
Other assets	13,539	10,324
Subtotal	$33,123	$23,010

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$8,184	$4,036
Other long-term liabilities	5,493	3,653
Subtotal	$13,677	$7,689

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$469	$168

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$2,264	$142

Total Derivatives Assets	$33,592	$23,178
Total Derivatives Liabilities	$15,941	$7,831
(1) See Note 3 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Consolidated Financial Statements for the period presented.

Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2019
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$25,266

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	December 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedge Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$1,661,043	$17,672
Operating expenses as reported	$1,804,505	$(3,453)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings
Operating Expenses		$(5,259)

As of December 31, 2019, the Company expects to reclassify unrealized losses of $9.4 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next twelve months.
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
(12) LEASES
The following table presents the Company’s ROU assets and lease liabilities as of December 31, 2019:

Lease Classification	Classification	December 31, 2019
Assets:
Operating	Other Assets	$49,045
Financing	Other Assets	10,389
Total ROU assets		$59,434
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$7,451
Financing	Accounts payable and accrued liabilities	3,249
Noncurrent:
Operating	Other long-term liabilities	44,092
Financing	Other long-term liabilities	6,708
Total lease liabilities		$61,500

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Maturities of lease liabilities as of December 31, 2019 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2020	$10,019	$3,705	$13,724
2021	9,081	3,090	12,171
2022	8,699	2,346	11,045
2023	7,748	1,748	9,496
2024	5,916	—	5,916
Thereafter	22,027	—	22,027
Total lease payments	63,490	10,889	74,379
Less: Interest	(11,947)	(932)	(12,879)
Present value of lease liabilities	$51,543	$9,957	$61,500

Lease Cost	Classification	December 31, 2019
Operating (1)	Operating Expenses	$13,026
Financing:
Amortization	Operating Expenses	2,615
Interest expense	Operating Expenses	606
Total lease costs		$16,247
(1) Includes short-term leases and variable lease costs, both of which were not material. Rent expense under operating leases for the years ended December 31, 2018 and 2017 was $12.2 million and $11.4 million, respectively.
Minimum lease payments for future years as of December 31, 2018 were as follows:

2019	$12,976
2020	12,549
2021	11,198
2022	10,574
2023	9,993
Thereafter	27,701
Total	$84,991
Deferred rent accruals at December 31, 2018 totaled $2.1 million, of which $0.5 million was current.

Other Information	December 31, 2019
Weighted average remaining lease term (in years):
Operating leases	7.9
Financing leases	3.3

Weighted average discount rate:
Operating leases	5.2%
Financing leases	5.4%

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
As of December 31, 2019, no operating leases were expected to commence that create significant rights and obligations for the Company.

Supplemental Cash Flow Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$8,183
Financing leases	$628
Cash used in financing activities:
Financing leases	$5,087
ROU assets obtained in exchange for lease obligations:
Operating leases	$9,772
Financing leases	$3,267

(13) DEBT
As of December 31, 2019, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $870.0 million (collectively the Notes). The Notes are senior subordinated convertible obligations, summarized as of December 31, as follows:

	2019	2018
1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	$374,993	$374,993
Unamortized discount	(12,078)	(26,581)
Unamortized deferred offering costs	(1,033)	(2,334)
Convertible Notes due 2020, net (1)	361,882	346,078

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(6,533)	(7,946)
Unamortized deferred offering costs	(2,229)	(2,715)
Convertible Notes due in 2024, net	486,238	484,339
Total convertible debt, net	$848,120	$830,417
Fair value of fixed rate convertible debt
Convertible Notes due in 2020 (2)	$405,679	$419,722
Convertible Notes due in 2024 (2)	521,839	491,626
Total	$927,518	$911,348
(1)As the 2020 Notes mature in October 2020, the outstanding principal of the 2020 Notes is classified as a current liability as of December 31, 2019.
(2)The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 3 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.
Interest expense on the Company’s debt consisted of the following:

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Years Ended December 31,
	2019	2018	2017
Coupon interest	$4,907	$12,452	$10,407
Amortization of debt issuance costs	2,031	3,610	3,725
Accretion of discount on convertible notes	15,917	27,602	28,575
Total interest expense on convertible debt	$22,855	$43,664	$42,707
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
2018/2020 Convertible Notes
In October 2013, the Company issued $750.0 million in aggregate principal amount of senior subordinated convertible notes consisting of $375.0 million in aggregate principal amount of 0.75% senior subordinated convertible notes that had a maturity date of October 15, 2018 (the 2018 Notes) and $375.0 million in aggregate principal amount of 1.50% senior subordinated convertible notes with a maturity date of October 15, 2020. Net proceeds from the offering were $726.2 million. Interest on the 2020 Notes is payable semiannually in arrears on April 15 and October 15 of each year.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The initial conversion rate for the 2020 Notes is 10.6213 shares per $1,000 principal amount of the 2020 Notes, which represents a conversion price of approximately $94.15 per share. Such conversion rates are subject to adjustment under certain conditions. Holders may convert their 2020 Notes at their option at any time prior to July 15, 2020 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the relevant notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2020 Notes, the Company may pay cash, shares of the Company’s common stock or a combination of cash and stock, as determined by the Company in its discretion.
The Company separately accounted for the liability and equity components of the 2020 Notes by allocating the proceeds from issuance of the 2020 Notes between the liability component and the embedded conversion option, or equity component. This allocation was done by first estimating an interest rate at the time of issuance for similar notes that do not include the embedded conversion option. The Company allocated $156.2 million to the equity component, net of offering costs of $5.1 million. The Company recorded a discount on the 2018 Notes and 2020 Notes of $161.3 million, which was accreted and recorded as additional interest expense over the lives of the 2018 Notes and 2020 Notes. Additionally, in connection with the issuance of the 2018 Notes and the 2020 Notes, the Company incurred $23.8 million of issuance costs, which were deferred and amortized over the lives of the 2018 Notes and 2020 Notes and recorded as additional interest expense.
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
See Note 19 to these Consolidated Financial Statements for further discussion of the effect of conversion on net loss per common share.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the 2018 Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
minimum interest coverage ratio and a minimum liquidity requirement.
The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. As of December 31, 2019, there were no outstanding amounts due under the 2018 Credit Facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.
(14) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
Details about AOCI Components	2019	2018	2017	Consolidated Statement of Operations Classification
Gains (losses) on cash flow hedges:
Forward contracts	$17,672	$(6,005)	$(5,377)	Net product revenues
Forward contracts	(1,819)	3,958	264	Operating expenses
Total gain (loss) on cash flow hedges	15,853	(2,047)	(5,113)
Gain on sale of available-for-sale debt securities	—	—	3,252	Other income, net
Income tax effect of the above	—	—	(1,191)	Provision for (benefit from) income taxes
Total gain on available-for-sale debt securities	—	—	2,061
	$15,853	$(2,047)	$(3,052)	Net loss

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2017	$(20,232)	$(2,722)	$(7)	$(22,961)
Impact of change in accounting principle (1)	—	(586)	—	(586)
AOCI balance at January 1, 2018	(20,232)	(3,308)	(7)	(23,547)
Other comprehensive income (loss) before reclassifications	25,386	1,804	(6)	27,184
Less: gain (loss) reclassified from AOCI	(2,047)	—	—	(2,047)
Tax effect	—	(413)	—	(413)
Net current-period other comprehensive income (loss)	27,433	1,391	(6)	28,818
AOCI balance at December 31, 2018	7,201	(1,917)	(13)	5,271
Other comprehensive income (loss) before reclassifications	25,266	7,122	(2)	32,386
Less: gain (loss) reclassified from AOCI	15,853	—	—	15,853
Tax effect	—	(1,640)	—	(1,640)
Net current-period other comprehensive income (loss)	9,413	5,482	(2)	14,893
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(1)The amount represents the reclassification from AOCI to Accumulated Deficit due to the adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) in the first quarter of 2018.
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
The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region.

	Years Ended December 31,
	2019	2018	2017
Total revenues by geographic region:
United States	$778,440	$696,793	$588,243
Europe	509,188	436,434	398,814
Latin America	218,792	185,046	181,970
Rest of world	197,628	172,939	144,619
Total revenues	$1,704,048	$1,491,212	$1,313,646
The following table disaggregates total Net Product Revenues by product.

	Years Ended December 31,
	2019	2018	2017
Net product revenues by product:
Aldurazyme	$97,809	$135,097	$89,959
Brineura	71,997	39,889	8,595
Firdapse	22,348	21,787	18,890
Kuvan	463,353	433,582	407,542
Naglazyme	374,334	345,851	332,208
Palynziq	86,857	12,173	—
Vimizim	544,345	481,977	413,251
Total net product revenues	$1,661,043	$1,470,356	$1,270,445

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Net Product Revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme. Although Genzyme sells Aldurazyme worldwide, the revenues earned by the Company based on Genzyme’s net sales are included in the U.S. region, as the transactions are with Genzyme, whose headquarters is located in the U.S. Genzyme is the Company’s sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties. The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Years Ended December 31,
	2019	2018	2017
Region:
United States	$669,171	$560,030	$495,741
Europe	485,596	424,357	363,538
Latin America	218,792	184,984	181,963
Rest of world	189,675	165,888	139,244
Total net product revenues marketed by the Company	1,563,234	1,335,259	1,180,486
Aldurazyme net product revenues marketed by Genzyme	97,809	135,097	89,959
Total net product revenue	$1,661,043	$1,470,356	$1,270,445
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers.

	Years Ended December 31,
	2019	2018	2017
Customer A	17%	18%	18%
Customer B	13%	12%	14%
Customer C	11%	10%	10%
Total	41%	40%	42%
On a consolidated basis, two customers accounted for 24% and 16% of the Company’s December 31, 2019 accounts receivable balance, respectively, compared to December 31, 2018 when two customers accounted for 30% and 16% of the accounts receivable balance, respectively. As of December 31, 2019 and 2018, the accounts receivable balance for Genzyme included $60.2 million and $73.9 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.
The Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for the Company’s products. The Company has not historically experienced a significant level of uncollected receivables and has received continued payments from its more aged accounts in these countries. The Company believes that the allowances for doubtful accounts related to these countries, if any, was adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries.
Non-monetary long-lived assets, which primarily consist of property, plant and equipment, intangible assets, ROU assets, deferred tax assets and goodwill, are summarized by geographic region in the following table.

	December 31,
	2019	2018
Long-lived assets by geography:
United States	$1,789,044	$1,719,733
Ireland	292,957	220,878
Rest of world	188,505	158,583
Total long-lived assets	$2,270,506	$2,099,194

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(16) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Compensation Plans
Shares Available Under Equity Compensation Plans
As of December 31, 2019, an aggregate of approximately 39.7 million unissued shares was authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan and the ESPP. Under the 2017 Equity Incentive Plan, shares issued under the Amended and Restated 2006 Share Incentive Plan (the 2006 Share Incentive Plan) and the 2017 Equity Incentive Plan that expire or are forfeited generally become available for future issuance under the 2017 Equity Incentive Plan. Shares formerly reserved for future issuance under the 2006 Share Incentive Plan were transferred to the 2017 Equity Incentive Plan and became available for issuance thereunder upon the effectiveness of the 2017 Equity Incentive Plan. The Company’s stock-based compensation plans are administered by the Company’s Board of Directors (the Board), or designated Committee thereof, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the awards. See Note 3 to these Consolidated Financial Statements for discussion regarding the valuation of equity awards.
2017 Equity Incentive Plan
The 2017 Equity Incentive Plan, approved by the Company’s stockholders on June 6, 2017 and effective as of that same date, is the successor to and continuation of the 2006 Share Incentive Plan and provides for awards of RSUs and stock options as well as other forms of equity compensation. No additional awards will be granted under the 2006 Share Incentive Plan; however, there are vested and unvested awards outstanding under the 2006 Share Incentive Plan. Stock option awards granted to employees generally vest over a four-year period on a cliff basis twelve months after the grant date and then monthly thereafter. The contractual term of stock option awards is generally ten years from the grant date. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date.
As of December 31, 2019, approximately 21.5 million shares were authorized and reserved for future issuance under the 2017 Equity Incentive Plan.
Employee Stock Purchase Plan
The ESPP was initially approved in June 2006, replacing the Company’s previous plan, and was most recently amended in June 2019. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the IRC. During the year ended December 31, 2019, the Company issued 0.2 million shares under the ESPP.
As of December 31, 2019, approximately 7.0 million shares were authorized and 3.6 million shares reserved for future issuance under the ESPP.
Board of Director Grants
September 19, 2019, the Board of BioMarin approved revised compensation for the Independent Directors of the Company. On the date of the Company’s annual meeting of stockholders for a given year, each re-elected Independent Director receives an RSU grant valued at $400,000 ($375,000 prior to September 19, 2019), with the number of RSUs to be granted calculated based on the three-month trailing average closing price of the Company’s common stock on the Nasdaq Global Select Market. The RSUs subject to the annual award vest in full on the one-year anniversary of the grant date, subject to each respective Director providing service to the Company through such vesting date. Upon election or appointment, a new Independent Director will receive an RSU grant on the same terms as the annual award, pro-rated for amount and vesting to the nearest quarter for the time such new Independent Director will serve prior to the Company’s next annual meeting of stockholders.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock-based Compensation
Stock-based compensation expense included on the Company’s Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2019	2018	2017
Cost of sales	$16,146	$13,558	$10,636
Research and development	56,649	57,557	53,112
Selling, general and administrative	87,070	77,704	76,515
Total stock-based compensation expense	$159,865	$148,819	$140,263
Stock-based compensation of $20.3 million, $20.0 million and $16.1 million was capitalized into inventory for the years ended December 31, 2019, 2018 and 2017, respectively. Capitalized stock-based compensation is recognized in Cost of Sales when the related product is sold.
Restricted Stock Units
Restricted Stock Unit Awards with Service-Based Vesting Conditions
Below is a summary of RSU activity under the plan for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years	Aggregate Intrinsic Value
Non-vested units as of December 31, 2018	3,147,523	$87.42	2.6	$268,012
Granted	1,937,858	$91.28
Vested	(1,136,627)	$91.20
Forfeited	(363,370)	$89.39
Non-vested units as of December 31, 2019	3,585,384	$88.54	2.6	$303,144
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2019, 2018 and 2017, was $91.28, $84.63 and $87.88, respectively. The total intrinsic value of restricted stock that vested and was released in the years ended December 31, 2019, 2018 and 2017, was $101.0 million, $84.5 million and $76.5 million, respectively.
As of December 31, 2019, total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions of $225.5 million was expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Unit Awards with Performance Conditions
The Compensation Committee of the Board (with respect to awards to certain executive officers other than the Chief Executive Officer) and the Board (with respect to awards to the Chief Executive Officer) may grant RSUs with performance-based vesting conditions to certain executive officers. In March 2019, the Compensation Committee and Board approved a grant of RSUs with performance-based vesting conditions. This award is contingent upon the achievement of a 2019 revenue target and the earned RSUs, if any, vest over a three-year service period. The number of shares that may be earned range between 50% and 200% of the base RSUs, depending on the percentage of 2019 “managed revenues” (defined as the Company’s net product revenues, excluding net revenues attributable to Aldurazyme, and determined using fixed foreign currency exchange rates) achieved against the target managed revenues, with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Below is a summary of activity related to RSUs with revenue-based performance conditions under the plan for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2018	256,418	$84.85
Granted	99,010	$94.53
Vested	(125,687)	$84.85
Forfeited	(2,857)	$83.57
Non-vested units as of December 31, 2019	226,884	$89.09
The weighted-average grant date fair value of RSUs with performance conditions was $83.57 and $87.42 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized compensation expense of $10.5 million related to RSUs with performance-based vesting conditions was expected to be recognized over a weighted average period of 1.7 years.
In August 2019, the Compensation Committee of the Board approved the grant of 44,260 RSUs with performance-based vesting conditions and a grant date fair value of $81.00 per RSU. These awards are contingent upon obtaining regulatory approval for valoctocogene roxaparvovec by January 2022 and the awarded RSUs, if any, will vest from the time regulatory approval is obtained through January 2022. The Company evaluated the current timeline and the status of regulatory applications and determined that for accounting purposes attainment of the performance measure was not probable as of December 31, 2019 as the regulatory approval is outside of the Company's control. Therefore, the Company did not record any expense associated with these awards, as such the full value of $3.6 million remains unrecognized and the Company does not have an estimate of the expected weighted average period over which expense is to be recognized.
Restricted Stock Unit Awards with Market Conditions
In March 2019, the Compensation Committee and Board approved the grant of 99,010 RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These base TSR-RSUs vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between zero percent and 200% of the base TSR-RSUs with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s TSR is above the 50th percentile but negative on an absolute basis. The Company utilized a Monte Carlo simulation model to determine the grant date fair value of $143.92 per base TSR-RSU using the following assumptions: an expected term of 2.8 years, discount rate of 2.4% dividend yield of 0.0% and expected volatility rate derived from historical volatilities for the Company and the members of the referenced peer group. Compensation expense for awards with market conditions is not reversed if the market condition is not met.
As of December 31, 2019, total unrecognized compensation expense of $9.4 million related to base TSR-RSUs was expected to be recognized over a weighted average period of 2.2 years.
Stock Options and Purchase Rights
Stock Options
The following table summarizes activity under the Company’s stock option plans for the year ended December 31, 2019. All stock option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2018	7,363,609	$63.06	5.1	$183,091
Granted	610,250	$94.45
Exercised	(567,672)	$28.95
Expired and forfeited	(141,952)	$82.24
Options outstanding as of December 31, 2019	7,264,235	$67.99	4.7	$146,700
Options unvested as of December 31, 2019	1,258,052	$89.49	8.5	$447
Exercisable at December 31, 2019	6,006,183	$63.48	3.9	$146,253
(1)The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $84.55, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2019.
The weighted-average fair value per stock option granted in the years ended December 31, 2019, 2018 and 2017, were $36.84, $33.40 and $36.07, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $32.5 million, $79.9 million and $77.0 million, respectively. The aggregate intrinsic value of options exercised was determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.
The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	37.1 – 37.4%	36.8 – 38.4%	37.6 – 39.7%
Dividend yield	0.00%	0.00%	0.00%
Expected term	4.6 – 5.8 years	4.6 – 5.7 years	4.9 – 6.6 years
Risk-free interest rate	2.2 – 3.0%	2.3 – 2.8%	1.8 – 2.2%
As of December 31, 2019, total unrecognized compensation cost related to unvested stock options of $36.5 million was expected to be recognized over a weighted average period of 2.4 years. The net tax benefit from stock options exercised during the year ended December 31, 2019 was $1.2 million.
The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	27.7 – 35.0%	29.7 – 35.0%	27.7 – 42.3%
Dividend yield	0.00%	0.00%	0.00%
Expected term	6 – 24 months	6 – 24 months	6 – 24 months
Risk-free interest rate	1.2 – 2.8%	1.2 – 2.8%	1.0 – 1.6%
As of December 31, 2019, total unrecognized compensation cost related to unvested stock options issuable under the ESPP of $14.3 million was expected to be recognized over a weighted average period of 1.4 years.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(17) OTHER EMPLOYEE BENEFITS
Employment Agreements
The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon prior written notice and payment of specified severance, or by the officer upon four weeks’ prior written notice to the Company.
401(k) Plan
The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan). Most employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute to the 401(k) Plan up to the lesser of 100% of their current compensation or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each participating employee’s eligible contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or $19,000 per year ($19,500 per year effective January 1, 2020). The Company’s matching contribution vests immediately and was approximately $28.5 million, $23.0 million and $19.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred Compensation Plan
The Company amended the NQDC in the second quarter of 2019 to prohibit the diversification of deferrals of Company stock, which resulted in a change to the classification of the obligation associated with the Company's common stock held in the NQDC. Company stock issued and held by the NQDC is accounted for similarly to treasury stock in that the fair value of the employer stock was determined on the grant date and the shares are issued into the NQDC when the restricted stock vests. The corresponding deferred compensation obligation is classified as equity and changes in the fair value of Company stock held in the NQDC are no longer recognized in earnings. Other contributions held in the NQDC are classified as trading securities and recorded at fair value with the corresponding deferred compensation obligation classified as a liability. Changes in the fair value of non-BioMarin investments are recognized in earnings in the period they occur.
See Note 10 to these Consolidated Financial Statements for additional discussion on the fair value and presentation of the NQDC assets and liabilities.
(18) INCOME TAXES
The provision for (benefit from) income taxes was based on loss before income taxes as follows:

	Years Ended December 31
	2019	2018	2017
U.S. Source	$(182,112)	$(128,700)	$(19,461)
Non-U.S. Source	87,301	(14,005)	(16,414)
Loss before income taxes	$(94,811)	$(142,705)	$(35,875)

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The U.S. and foreign components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2019	2018	2017
Provision for (benefit from) current income tax expense:
Federal	$5,127	$(2,660)	$29,848
State and local	1,331	588	2,880
Foreign	5,339	4,956	3,975
	11,797	2,884	36,703
Provision for (benefit from) deferred income taxes:
Federal	(58,311)	(72,074)	12,446
State and local	(5,394)	(994)	32,336
Foreign	(19,055)	4,690	(318)
	(82,760)	(68,378)	44,464
Provision for (benefit from) income taxes	$(70,963)	$(65,494)	$81,167
On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) was signed into law and resulted in significant changes to the U.S. corporate income tax system. These changes included a federal statutory rate reduction from 35% to 21% and the elimination or reduction of certain domestic deductions and credits, including a 50% reduction in the orphan drug credit benefit. The 2017 Tax Act changed U.S. international taxation from a worldwide basis to a modified territorial system that includes base erosion prevention measures on foreign earnings. This has resulted in the Company’s foreign subsidiaries being subject to U.S. taxation in the current year. Changes to tax laws and tax rates are required to be accounted for in the period of the enactment, therefore the Company’s tax expense for the year ended December 31, 2017 included the impact of the 2017 Tax Act.
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
The following is a reconciliation of the statutory federal income tax (benefit) expense to the Company’s effective tax rate:

	December 31,
	2019	2018	2017
Federal statutory income tax benefit	$(19,911)	$(29,968)	$(12,556)
State and local taxes	(2,784)	(276)	7,282
Orphan Drug & General Business Credit	(43,124)	(66,451)	(33,683)
Stock compensation expense	239	(5,647)	(6,843)
Changes in the fair value of contingent consideration	(1,804)	(2,361)	1,099
Foreign Source Income Subject to US Tax	(52)	6,543	30,181
Foreign tax rate differential (1)	(30,639)	12,583	9,403
Section 162(m) limitation	8,294	7,440	9,492
Tax Cuts and Jobs Act of 2017	—	—	42,338
Tax Reserves	12,123	8,545	2,262
Other	(1,132)	(423)	(2,940)
Valuation allowance/deferred benefit	7,827	4,521	35,132
Effective income tax (benefit) expense	$(70,963)	$(65,494)	$81,167
(1)  For the year ended December 31, 2019, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and was offset by the benefit of the valuation allowance release against the deferred tax assets of the Company’s Dutch subsidiary of $29.6 million.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2019	2018
Net deferred tax assets:
Net operating loss carryforwards	$32,181	$42,007
Tax credit carryforwards	508,560	466,066
Accrued expenses, reserves, and prepaids	61,807	55,041
Intangible assets	29,413	18,734
Stock-based compensation	42,873	35,966
Lease liabilities	11,470	—
Inventory	6,290	12,859
Other	575	278
Valuation allowance	(86,197)	(107,928)
Total deferred tax assets	606,972	523,023

Joint venture basis difference	(993)	(1,010)
Acquired intangibles	(1,647)	(6,508)
Deferred revenue	(3,003)	(4,480)
Convertible notes discount	(2,364)	(5,157)
ROU assets	(10,258)	—
Property, plant and equipment	(46,642)	(44,916)
Total deferred tax liabilities	(64,907)	(62,071)
Net deferred tax assets	$542,065	$460,952
In the second quarter of 2019, the Company determined that it is more likely than not that the deferred tax assets, including net operating losses and tax credit carryforwards of its Dutch subsidiary, will be realized. In making this determination, the Company analyzed the recent history of earnings, forecasts of future earnings and cumulative earnings for the last three years of the Dutch subsidiary. As a result, the Company recorded a $29.6 million reversal of its deferred tax asset valuation allowance in the second quarter of 2019.
As of December 31, 2019, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$144,566	2028 – 2037
Federal R&D and orphan drug credit carryforwards	$507,292	2030 – 2038
State net operating loss carryforwards	$161,341	2020 – 2039
Dutch net operating loss carryforwards	$89,064	2021 – 2025
Included in the above table are $132.4 million of federal net operating loss carryforwards that will carry forward indefinitely. Not included in the table above are $112.1 million of state research credit carryovers that will carry forward indefinitely.
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

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018, is as follows:

	December 31,
	2019	2018
Balance at beginning of period	$147,445	$113,486
Additions based on tax positions related to the current year	19,287	30,811
(Deletions) Additions for tax positions of prior years	2,016	3,148
Balance at end of period	$168,748	$147,445
Included in the balance of unrecognized tax benefits at December 31, 2019 were potential benefits of $167.2 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2019.
The Company files income tax returns in the U.S. and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2014 and earlier may still be adjusted upon examination by tax authorities.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $31.2 million as of December 31, 2019, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.
(19) NET LOSS PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs, common stock held by the NQDC and contingent issuances of common stock related to convertible debt.
The following table sets forth the computation of basic and diluted loss per common share (common shares in thousands):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss, basic	$(23,848)	$(77,211)	$(117,042)
Less: gain on common stock held by the NQDC	—	(710)	—
Net loss, diluted	$(23,848)	$(77,921)	$(117,042)
Denominator:
Weighted-average common shares outstanding, basic	179,039	177,061	174,427
Effect of dilutive securities:
Common stock held by the NQDC	—	207	—
Weighted-average common shares outstanding, diluted	179,039	177,268	174,427
Net loss per common share, basic	$(0.13)	$(0.44)	$(0.67)
Net loss per common share, diluted	$(0.13)	$(0.44)	$(0.67)
The table below presents potential shares of common stock that were excluded from the computation of basic and diluted

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
loss per common share as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2019	2018	2017
Options to purchase common stock	7,264	7,364	8,108
Common stock issuable under the 2018 Notes	—	—	3,983
Common stock issuable under the 2020 Notes	3,983	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	3,970	3,970
Unvested restricted stock units	3,956	3,404	2,911
Common stock potentially issuable for ESPP purchases	587	435	436
Common stock held by the NQDC	205	—	220
Total number of potentially issuable shares	19,965	19,156	23,611
The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net income/loss per share as the Company’s closing stock price on December 31, 2019, 2018 and 2017 did not exceed the conversion price of $94.15 per share for the 2020 Notes. The potential effect of the capped call transactions with respect to the 2018 Notes was excluded from the diluted net income/loss per share as the Company’s closing stock price on December 31, 2017 did not exceed the conversion price of $94.15 per share for the 2018 Notes. There is no similar capped call transaction associated with the 2024 Notes. See Note 13 to these Consolidated Financial Statements for information on the Company’s debt.
(20) LICENSE AND COLLABORATION AGREEMENTS
In October 2019, the Company entered into a worldwide, exclusive licensing agreement with a third party for tralesinidase alfa (formerly referred to as BMN 250), an investigational enzyme replacement therapy to treat Sanfilippo Syndrome Type B. In consideration, the Company received an upfront payment of $3.0 million and a minority equity investment in the licensee of $5.0 million, and is entitled to receive royalties on net sales of tralesinidase alfa and milestone payments if certain development, regulatory and sales milestones are met by the licensee. The Company has also committed to providing the licensee with certain amounts of product supply and specified transition services, as well as to performing certain continued manufacturing activities.
The Company evaluated the design and purpose of the third-party licensee and determined that it is a variable interest entity (VIE), as the equity-at-risk is insufficient to support the licensee’s operations. The Company has concluded that it is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly impact its performance. The Company is accounting for the minority equity investment at cost, less impairment, if any, adjusted for observable price changes, as it does not exercise significant influence over the operations of the licensee.
Other than providing the licensee with certain amounts of product supply, specified transition services and continued manufacturing activities, the Company has no other involvement with the operations of the VIE. As a result, the exposure to loss is limited to the value of the equity investment of $5.0 million. As of December 31, 2019, the Company has a contract liability of $8.8 million related to product supply that will be delivered in 2020, which is included in Accounts Payable and Accrued Liabilities on the Company’s Consolidated Balance Sheets. The carrying value of the Company's investment in the licensee was $5.0 million on December 31, 2019 and was included in Other Assets on the Company’s Consolidated Balance Sheets.
In July 2017, the Company executed a license agreement and a settlement agreement (the Sarepta Agreements) with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to the Company’s Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. The Sarepta Agreements resolved the ongoing worldwide patent proceedings related to the use of EXONDYS 51 and all future exon-skipping products for the treatment of DMD. Pursuant to the Sarepta Agreements, in 2017 Sarepta paid the Company a net one-time upfront fee of $31.5 million, which was recognized as license revenue. Under the Sarepta Agreements, Sarepta may pay certain additional regulatory and commercial milestone fees for exons 51, 45, 53 and possibly on future exon-skipping products to the Company if certain development and sales milestones are achieved. Additionally, the Company receives from Sarepta royalties based on 5% of net sales in the U.S. through the end of 2023 and 8% of net sales in the EU and in other countries, where certain of the Company’s patents exist, through September 30, 2024. The Company retained the right to convert the license to a co-exclusive right in the event it decides to proceed with an exon-skipping therapy for DMD.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
On October 1, 2015, the Company entered into a Termination and Transition Agreement with Ares Trading S.A. (Merck Serono), as amended and restated on December 23, 2015 (the A&R Kuvan Agreement), to terminate the Development, License and Commercialization Agreement, dated May 13, 2005, as amended (the License Agreement), between the Company and Merck Serono, including the license to Kuvan the Company had granted to Merck Serono under the License Agreement. The Company and Merck Serono have no further rights or obligations under the License Agreement with respect to Kuvan or Palynziq. Also, on October 1, 2015, the Company and Merck Serono entered into a Termination Agreement (the Pegvaliase Agreement) to terminate the license to pegvaliase the Company had granted to Merck Serono under the License Agreement. On January 1, 2016, pursuant to the A&R Kuvan Agreement and the Pegvaliase Agreement, the Company completed the acquisition from Merck Serono and its affiliates of certain rights and other assets with respect to Kuvan and Palynziq. As a result, the Company acquired all global rights to Kuvan and Palynziq from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the U.S. and Canada and Palynziq in the U.S. and Japan. Pursuant to the A&R Kuvan Agreement, the Company paid Merck Serono $374.5 million in cash and, if future sales milestones are met, is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, which was an estimated fair value of $67.3 million as of December 31, 2019. Pursuant to the Pegvaliase Agreement, the Company paid Merck Serono €125.0 million in cash when the Palynziq development milestones were achieved.
On October 6, 2015, the Company completed the sale of talazoparib to Medivation Inc. (Medivation) pursuant to an asset purchase agreement (the Medivation Asset Purchase Agreement). Pursuant to the Medivation Asset Purchase Agreement, Medivation paid the Company an upfront payment of $410.0 million upon the closing of the transaction. In September 2016, Pfizer Inc. acquired Medivation, therefore obligations under the Medivation Asset Purchase Agreement (Medivation Agreement) transferred to Pfizer. During the fourth quarter of 2015, the Company recognized a net gain of $369.5 million related to the sale of the talazoparib intangible assets. In accordance with the Medivation Agreement, Pfizer shall pay the Company milestone payments of up to $160.0 million, of which $25.0 million and $50.0 million was paid in 2019 and 2018, respectively, pursuant to achievement of development and regulatory approval milestones and commercial sales milestones. Commencing in 2018, pursuant to the Medivation Agreement, the Company receives mid-single digit percentage royalties on net sales of talazoparib.
In October 2012, the Company licensed to Catalyst Pharmaceutical Partners, Inc. (Catalyst) the North American rights to develop and market Firdapse. In consideration of this licensing arrangement, the Company received from Catalyst a $5.0 million convertible promissory note. Under the terms of the note agreement, the Company received 6.7 million shares of Catalyst common stock upon the automatic conversion of the convertible promissory note on December 10, 2012. In exchange for the North American rights to Firdapse, the Company will receive royalties of 7% to 10% on net product sales of Firdapse in North America, which commenced in the first quarter of 2019. As of December 31, 2019 and 2018, the Company held no shares of Catalyst common stock.
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
(21) COMMITMENTS AND CONTINGENCIES
Research and Development Funding and Technology Licenses
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory related items and certain third-party R&D services. As of December 31, 2019, these commitments for the next five years were approximately $106.2 million.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the applicable lease agreement. The Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each retirement obligation asset, both over the term of the associated lease agreement. As of December 31, 2019 and 2018, the balance of the asset retirement obligation liability was $3.0 million and $4.9 million, respectively. See Note 3 to these Consolidated Financial Statements for further information on the Company's fair value measurements.
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
Contingent Payments
As of December 31, 2019, the Company was also subject to contingent payments totaling approximately $361.3 million upon achievement of certain development and regulatory activities and commercial sales and licensing milestones if they occur before certain dates in the future. Of this amount, $67.3 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $243.8 million related to programs that are no longer being developed.
As of December 31, 2019, the Company has recorded $50.8 million of contingent consideration on its Consolidated Balance Sheets, all of which was long-term.
(22) SUBSEQUENT EVENT
In January 2020, the Company completed the sale of worldwide rights to Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome, to a third party in exchange for a one-time payment of $67.0 million. Under the terms of the agreement, the Company agreed to provide certain services to the third-party purchaser, such as customer sales and support, for up to 12 months after the closing of the transaction.