Form 10-Q
period 2020-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2020-05-01
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 180,836,856 shares of common stock, par value $0.001, outstanding as of April 20, 2020.

BIOMARIN PHARMACEUTICAL INC.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “BioMarin,” the “Company,” “we,” “us,” and “our” refer to BioMarin Pharmaceutical Inc. and, where appropriate, its wholly owned subsidiaries.
BioMarin®, Brineura®, Kuvan®, Naglazyme®, Palynziq® and Vimizim® are our registered trademarks. Aldurazyme® is a registered trademark of BioMarin/Genzyme LLC. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the SEC) on February 27, 2020. You should carefully consider that information before you make an investment decision.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2020 and December 31, 2019
(In thousands, except share amounts)

	March 31, 2020	December 31, 2019 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$476,632	$437,446
Short-term investments	381,764	316,361
Accounts receivable, net	396,384	377,404
Inventory	705,652	680,275
Other current assets	155,817	130,657
Total current assets	2,116,249	1,942,143
Noncurrent assets:
Long-term investments	290,796	411,978
Property, plant and equipment, net	1,009,972	1,010,868
Intangible assets, net	443,717	456,580
Goodwill	196,199	197,039
Deferred tax assets	539,990	549,422
Other assets	125,918	122,009
Total assets	$4,722,841	$4,690,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$454,506	$570,621
Short-term convertible debt, net	365,964	361,882
Total current liabilities	820,470	932,503

Noncurrent liabilities:
Long-term convertible debt, net	486,713	486,238
Long-term contingent consideration	50,524	50,793
Other long-term liabilities	125,172	98,124
Total liabilities	1,482,879	1,567,658
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 180,761,969 and 179,383,114 shares issued and outstanding, respectively.	181	180
Additional paid-in capital	4,854,814	4,832,707
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(9,832)	(9,961)
Accumulated other comprehensive income	34,127	20,164
Accumulated deficit	(1,639,328)	(1,720,709)
Total stockholders’ equity	3,239,962	3,122,381
Total liabilities and stockholders’ equity	$4,722,841	$4,690,039
(1)December 31, 2019 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2020 and 2019
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Net product revenues	$489,043	$394,483
Royalty and other revenues	13,026	6,262
Total revenues	502,069	400,745
OPERATING EXPENSES:
Cost of sales	111,374	89,182
Research and development	142,257	183,591
Selling, general and administrative	187,295	162,158
Intangible asset amortization and contingent consideration	15,677	19,765
Gain on sale of nonfinancial assets	(59,495)	—
Total operating expenses	397,108	454,696
INCOME (LOSS) FROM OPERATIONS	104,961	(53,951)

Equity in the loss of BioMarin/Genzyme LLC	(77)	(185)
Interest income	5,244	6,298
Interest expense	(6,915)	(6,727)
Other income (expense), net	(1,861)	1,608
INCOME (LOSS) BEFORE INCOME TAXES	101,352	(52,957)
Provision for income taxes	19,971	3,516
NET INCOME (LOSS)	$81,381	$(56,473)
NET INCOME (LOSS) PER SHARE, BASIC	$0.45	$(0.32)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.44	$(0.32)
Weighted average common shares outstanding, basic	179,898	178,271
Weighted average common shares outstanding, diluted	187,163	178,271

COMPREHENSIVE INCOME (LOSS)	$95,344	$(41,950)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020 and 2019
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Shares of Common Stock, beginning balances (1)	179,838	178,253
Issuances under equity incentive plans	924	780
Shares of Common Stock, ending balances	180,762	179,033

Total stockholders' equity, beginning balances (1)	$3,122,381	$2,967,940
Common stock:
Beginning balances (1)	180	178
Issuances under equity incentive plans, net of tax	1	1
Ending balance	181	179
Additional paid-in capital:
Beginning balance (1)	4,832,707	4,669,926
Issuances under equity incentive plans, net of tax	(24,227)	(28,732)
Stock-based compensation	46,463	41,706
Common stock held by the NQDC	(129)	—
Ending balance	4,854,814	4,682,900
Company common stock held by the NQDC:
Beginning balance (1)	(9,961)	(13,301)
Common stock held by the NQDC	129	389
Ending balance	(9,832)	(12,912)
Accumulated other comprehensive income:
Beginning balance (1)	20,164	5,271
Other comprehensive income	13,963	14,523
Ending balance	34,127	19,794
Accumulated Deficit:
Beginning balance (1)	(1,720,709)	(1,694,134)
Impact of change in accounting principles	—	(2,727)
Net income (loss)	81,381	(56,473)
Ending balance	(1,639,328)	(1,753,334)
Total stockholders' equity, ending balances	$3,239,962	$2,936,627
(1)The beginning balances were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the years ended December 31, 2019 and 2018, respectively, filed with the SEC on February 27, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2020 and 2019
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,381	$(56,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,964	22,427
Non-cash interest expense	4,618	4,409
(Accretion of discount) Amortization of premium on investments	60	(891)
Stock-based compensation	46,994	42,761
Gain on sale of nonfinancial assets	(59,495)	—
Deferred income taxes	10,603	(704)
Unrealized foreign exchange (gain) loss	9,400	(419)
Non-cash changes in the fair value of contingent consideration	(4)	12,260
Other	(383)	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,898)	(51,690)
Inventory	(20,706)	1,735
Other current assets	8,302	10,112
Other assets	(441)	2,220
Accounts payable and accrued liabilities	(94,733)	(42,070)
Other long-term liabilities	5,144	1,474
Net cash used in operating activities	(15,194)	(54,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,554)	(28,756)
Maturities and sales of investments	94,701	219,894
Purchases of available-for-sale securities	(40,104)	(239,843)
Proceeds from sale of nonfinancial assets	67,159	—
Purchase of intangible assets	(3,463)	(1,706)
Other	(335)	(68)
Net cash provided by (used in) investing activities	77,404	(50,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	10,116	5,798
Taxes paid related to net share settlement of equity awards	(28,844)	(30,105)
Principal repayments of financing leases	(943)	(674)
Net cash used in financing activities	(19,671)	(24,981)
Effect of exchange rate changes on cash	(3,353)	715
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,186	(129,613)
Cash and cash equivalents:
Beginning of period	$437,446	$493,982
End of period	$476,632	$364,369
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$2,267	$906
Cash paid for interest	$1,403	$1,483
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(19,927)	$(3,502)

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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other period.
On January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach. The standard has amended the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary impairment model. Results for reporting periods beginning January 1, 2020 are presented under ASU 2016-13 and the adoption of this standard had no impact on the Company’s Financial Statements.
U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The full extent to which the novel coronavirus disease (referred to as COVID-19) pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies disclosed in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Marketable Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such designations at each reporting period. The Company classifies its debt and equity securities with

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
original maturities greater than three months when purchased as either short-term or long-term investments based on each instrument’s underlying contractual maturity date and its availability for use in current operations. Available-for-sale debt securities are recorded at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) on the Company’s Consolidated Balance Sheets, with the exception of unrealized losses believed to be related to credit losses, which, if any, are recognized through earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income.

(4) RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 – Basis of Presentation, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that the Company believes are of significance or potential significance to the Company.

(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at March 31, 2020 and December 31, 2019.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$287,756	$—	$—	$287,756	$287,756	$—	$—

Level 2:
Money market instruments	188,876	—	—	188,876	188,876	—	—
Corporate debt securities	475,439	1,450	(1,888)	475,001	—	286,894	188,107
U.S. government agency securities	181,818	3,561		185,379	—	92,597	92,782
Asset-backed securities	11,454	59	(33)	11,480	—	2,273	9,207
Foreign and other	549	152	(1)	700	—		700
Subtotal	858,136	5,222	(1,922)	861,436	188,876	381,764	290,796
Total	$1,145,892	$5,222	$(1,922)	$1,149,192	$476,632	$381,764	$290,796
(1) The Company’s short-term marketable securities mature in one year or less.
(2) The Company’s long-term marketable securities mature between one and five years.
As of March 31, 2020, the Company has the ability and intent to hold all investments that were in an unrealized loss position until maturity or recovery. The Company considered the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.

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
The Company has three investments in non-marketable equity securities, measured using unobservable valuation inputs remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of March 31, 2020 and December 31, 2019, the fair value of the Company’s strategic investments was $6.2 million in each period. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
(6) GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
Intangible assets:
Finite-lived intangible assets	$623,972	$652,734
Accumulated amortization	(180,255)	(196,154)
Net carrying value	$443,717	$456,580
In January 2020, the Company completed the sale of worldwide rights to Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome, to a third party in exchange for a one-time cash payment of $67.2 million plus residual royalties. Under the terms of the agreement, the Company agreed to provide certain transition services to the third-party purchaser, such as customer sales and support, for up to 12 months after the closing of the transaction. During the first quarter of 2020, the Company recognized a net before-tax gain of $59.5 million related to the sale of the Firdapse intellectual property and existing inventory. Additionally, the Company recognized a $0.8 million reduction to goodwill and disposed of $32.2 million in intangible assets, including related accumulated amortization of $31.6 million, as a result of the sale of Firdapse.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Building and improvements	$727,272	$725,906
Manufacturing and laboratory equipment	376,035	366,951
Computer hardware and software	170,132	167,554
Leasehold improvements	51,323	51,324
Furniture and equipment	38,124	38,569
Land improvements	7,349	7,349
Land	90,418	90,418
Construction-in-progress	119,328	111,897
	1,579,981	1,559,968
Accumulated depreciation	(570,009)	(549,100)
Total property, plant and equipment, net	$1,009,972	$1,010,868
The construction-in-progress balance primarily included costs related to significant in-progress projects at the Company's facilities in Marin County, California, and Shanbally, Ireland.
Depreciation expense for the three months ended March 31, 2020 and 2019, was $21.5 million and $21.4 million, respectively, of which $11.2 million and $6.5 million was capitalized into inventory, respectively.

(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$82,207	$74,442
Work-in-process	371,963	349,978
Finished goods	251,482	255,855
Total inventory	$705,652	$680,275
Inventory as of March 31, 2020, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec inventory totaling $52.5 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. The Company believes that all material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale have been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. If regulatory approval is not obtained, the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec will be expensed to Research and Development (R&D).

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accounts payable and accrued operating expenses	$235,163	$240,981
Accrued compensation expense	95,148	192,467
Accrued rebates payable	63,917	57,163
Accrued royalties payable	20,331	30,797
Deferred revenue	7,889	13,037
Value added taxes payable	8,444	8,395
Forward foreign currency exchange contracts	7,675	10,448
Lease liabilities	10,401	10,700
Other	5,538	6,633
Total accounts payable and accrued liabilities	$454,506	$570,621

(9) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of March 31, 2020 and December 31, 2019. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of March 31, 2020.

	Fair Value Measurements at March 31, 2020
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$367	$—	$367
Other assets:
NQDC Plan assets	14,917	—	14,917
Restricted investments (1)	4,554	—	4,554
Total other assets	19,471	—	19,471
Total assets	$19,838	$—	$19,838
Liabilities:
Current liabilities:
NQDC Plan liability	$367	$—	$367
Other long-term liabilities:
NQDC Plan liability	14,917	—	14,917
Contingent consideration	—	50,524	50,524
Total other long-term liabilities	14,917	50,524	65,441
Total liabilities	$15,284	$50,524	$65,808

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements at December 31, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$1,177	$—	$1,177
Other assets:
NQDC Plan assets	16,288	—	16,288
Restricted investments (1)	3,168	—	3,168
Total other assets	19,456	—	19,456
Total assets	$20,633	$—	$20,633
Liabilities:
Current liabilities:
NQDC Plan liability	$1,177	$—	$1,177
Other long-term liabilities:
NQDC Plan liability	16,288	—	16,288
Contingent consideration	—	50,793	50,793
Total other long-term liabilities	16,288	50,793	67,081
Total liabilities	$17,465	$50,793	$68,258
(1) The restricted investments at March 31, 2020 and December 31, 2019 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three months ended March 31, 2020. The following table represents a roll forward of contingent consideration.

Contingent consideration at December 31, 2019	$50,793
Changes in fair value of contingent consideration	(4)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	(265)
Contingent consideration at March 31, 2020	$50,524

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. The Company designates certain of these forward contracts as hedging instruments and also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes. The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency revenues through forward contracts is through March 2023.
The following table summarizes the Company’s derivatives designated as hedging instruments outstanding as of March 31, 2020 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Purchase:
Euros	137	165.4	Apr 2020 - Mar 2023
Sell:
Australian Dollars	36	12.8	Apr 2020 - Mar 2021
Canadian Dollars	50	41.2	Apr 2020 - Mar 2021
Colombian Pesos	27	93,150.0	Apr 2020 - Mar 2021
Euros	374	605.3	Apr 2020 - Mar 2023
Norwegian Krone	36	82.0	Apr 2020 - Mar 2021
Total	660
The following table summarizes the Company’s derivatives not designated as hedging instruments outstanding as of March 31, 2020 (notional amounts in millions):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Purchase:
Euros	1	4.1	Jun 2020
Great British Pounds	1	8.3	Jun 2020
Sell:
Colombian Pesos	1	49,800.0	Jun 2020
Rubles	1	1,055.0	Jun 2020
Total	4

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$30,077	$19,584
Other assets	16,984	13,539
Subtotal	$47,061	$33,123

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$7,522	$8,184
Other long-term liabilities	5,790	5,493
Subtotal	$13,312	$13,677

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$200	$469
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$153	$2,264

Total Derivatives Assets	$47,261	$33,592
Total Derivatives Liabilities	$13,465	$15,941
(1)   For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented.

	Three Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	March 31, 2020	March 31, 2019
Amount of Gain (Loss) Recognized in Other Comprehensive Income	$19,630	$12,825

	Three Months Ended
	March 31, 2020		March 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$489,043	$6,329	$394,483	$695
Operating expenses as reported	$397,108	$(1,673)	$454,696	$271

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating Expenses		$3,809		$(2,978)
As of March 31, 2020, the Company expects to reclassify unrealized gains of $21.0 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next 12 months.

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

(11) LEASES
The following table presents the Company’s right-of-use (ROU) assets and lease liabilities as of March 31, 2020:

Lease Classification	Classification	March 31, 2020	December 31, 2019
Assets:
Operating	Other Assets	$49,116	$49,045
Financing	Other Assets	9,703	10,389
Total ROU assets		$58,819	$59,434
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$7,114	$7,451
Financing	Accounts payable and accrued liabilities	3,287	3,249
Noncurrent:
Operating	Other long-term liabilities	44,529	44,092
Financing	Other long-term liabilities	5,844	6,708
Total lease liabilities		$60,774	$61,500

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Maturities of lease liabilities as of March 31, 2020 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
Remainder of 2020	$8,814	$2,763	$11,577
2021	9,441	3,070	12,511
2022	8,749	2,339	11,088
2023	7,805	1,749	9,554
2024	5,995	—	5,995
Thereafter	22,044	—	22,044
Total lease payments	62,848	9,921	72,769
Less: Interest	(11,205)	(790)	(11,995)
Present value of lease liabilities	$51,643	$9,131	$60,774

		Three Months Ended March 31,
Lease Cost	Classification	2020	2019
Operating (1)	Operating Expenses	$2,748	$3,080
Financing:
Amortization	Operating Expenses	707	607
Interest expense	Operating Expenses	125	161
Total lease costs		$3,580	$3,848
 (1) Includes short-term leases and variable lease costs, both of which were not material in the periods presented.

	Three Months Ended March 31,
Other Information	2020	2019
Weighted average remaining lease term (in years):
Operating leases	7.6	7.8
Financing leases	3.1	4.0

Weighted average discount rate:
Operating leases	5.1%	5.2%
Financing leases	5.3%	5.4%
        As of March 31, 2020, no operating leases are expected to commence in the remainder of 2020.

	Three Months Ended March 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$1,440	$1,600
Financing leases	$127	$161
Cash used in financing activities:
Financing leases	$823	$674
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,427	$19
Financing leases	$27	$68

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(12) DEBT
Convertible Notes
As of March 31, 2020, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $870.0 million (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2020	December 31, 2019
1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	$374,993	$374,993
Unamortized discount	(8,322)	(12,078)
Unamortized deferred offering costs	(707)	(1,033)
Convertible Notes due in 2020, net (1)	365,964	361,882

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(6,179)	(6,533)
Unamortized deferred offering costs	(2,108)	(2,229)
Convertible Notes due in 2024, net	486,713	486,238

Total convertible debt, net	$852,677	$848,120

Fair value of fixed rate convertible debt (2):
Convertible Notes due in October 2020	401,081	405,679
Convertible Notes due in August 2024	513,147	521,839
Total fair value of fixed rate convertible debt	$914,228	$927,518
(1) The 2020 Notes are classified as a current liability in the periods presented since they mature in October 2020.
(2) The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2020	2019
Coupon interest expense	$2,172	$2,157
Amortization of debt issuance costs	508	507
Accretion of discount on convertible notes	4,110	3,902
Total interest expense on convertible debt	$6,790	$6,566

See Note 13 - Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of March 31, 2020, and December 31, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. As of March 31, 2020, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019.

	Condensed Consolidated Statement of Comprehensive Income (Loss) Classification	Three Months Ended March 31,
		2020	2019
Gains (losses) on cash flow hedges:
Forward contracts	Net product revenues	$6,329	$695
Forward contracts	Operating expenses	(1,673)	271
Total gain (loss) on cash flow hedges		$4,656	$966
The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	19,630	(1,334)	15	18,311
Less: net gain (loss) reclassified from AOCI	4,656		—	4,656
Tax effect	—	308	—	308
Net current-period other comprehensive income (loss)	14,974	(1,026)	15	13,963
AOCI balance at March 31, 2020	$31,588	$2,539	$—	$34,127

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended March 31, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income (loss) before reclassifications	12,825	3,455	(1)	16,279
Less: gain (loss) reclassified from AOCI	966	—	—	966
Tax effect	—	(790)	—	(790)
Net current-period other comprehensive income (loss)	11,859	2,665	(1)	14,523
AOCI balance at March 31, 2019	$19,060	$748	$(14)	$19,794

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
The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme, which is sold exclusively to Genzyme Corporation, a wholly owned subsidiary of Sanofi (Genzyme) who markets and sells Aldurazyme world-wide. Aldurazyme revenues earned by the Company are included in the U.S. region as the transactions are with Genzyme whose headquarters is located in the U.S.

	Three Months Ended March 31,
	2020	2019
Total revenues by geographic region:
United States	$244,172	$190,936
Europe	145,036	124,539
Latin America	59,924	33,839
Rest of world	52,937	51,431
Total revenues	$502,069	$400,745

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table disaggregates Net Product Revenues by product.

	Three Months Ended March 31,
	2020	2019
Net product revenues by product:
Brineura	$23,970	$12,180
Firdapse	1,288	5,112
Kuvan	122,028	106,924
Naglazyme	114,256	86,927
Palynziq	34,632	12,272
Vimizim	137,203	125,801
Total net product revenues marketed by the Company	$433,377	$349,216
Aldurazyme net product revenues marketed by Genzyme	55,666	45,267
Total net product revenues	$489,043	$394,483
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Three Months Ended March 31,
	2020	2019
United States	$181,671	$144,285
Europe	140,851	123,085
Latin America	59,924	33,840
Rest of world	50,931	48,006
Total net product revenues marketed by the Company	433,377	349,216
Aldurazyme net product revenues marketed by Genzyme	55,666	45,267
Total net product revenues	$489,043	$394,483
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2020	2019
Customer A	13%	18%
Customer B	12%	11%
Customer C	11%	12%
Customer D	11%	11%
Total	47%	52%

On a consolidated basis, two customers accounted for 29% and 14% of the March 31, 2020 accounts receivable balance, respectively, compared to December 31, 2019, when two customers accounted for 24% and 16% of the accounts receivable balance, respectively. As of March 31, 2020, and December 31, 2019, the accounts receivable balance for Genzyme included $86.5 million and $60.2 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold by Genzyme. The Company does not require collateral from its customers but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The outbreak of COVID-19 will continue to affect economies and business around the world. Although the Company did not see a significant impact on its Net Product Revenues or overall business operations in the first quarter of 2020, ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of its operations, and the duration of such effects, are highly uncertain and difficult to predict. The Company is actively monitoring and managing its response and assessing potential impacts to its operating results and financial condition, as well as adverse developments in its business.
The Company is mindful that conditions in the current macroeconomic environment could affect the Company’s ability to achieve its goals. The Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of the ongoing COVID-19 pandemic may cause customers in those countries to be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, was adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.

(15) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of service-based restricted stock units (RSUs), market-based RSUs, performance-based RSUs, stock options and other types of awards to its employees, officers and non-employee directors. Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2020	2019
Cost of sales	$5,084	$4,819
Research and development	13,711	13,833
Selling, general and administrative	28,199	24,109
Total stock-based compensation expense	$46,994	$42,761
Stock-based compensation of $4.6 million and $3.8 million was capitalized into inventory for the three months ended March 31, 2020 and 2019, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
Restricted Stock Unit Awards with Market Conditions
In March 2020, the Compensation Committee and Board approved the grant of 126,710 RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These base TSR-RSUs vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between 0% and 200% of the base TSR-RSUs, with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s absolute TSR multiplier is above the 50th percentile but the Company’s TSR multiplier is negative on an absolute basis. The Company utilized a Monte Carlo simulation model to determine the grant date fair value of $112.12 per base TSR-RSU. Compensation expense for awards with market conditions is recognized over the service period using the straight-line method and is not reversed if the market condition is not met.
Restricted Stock Unit Awards with Performance Conditions
In March 2020, the Compensation Committee and Board approved the grant of 63,400 RSUs with performance-based vesting conditions (base RSUs) and a grant date fair value of $73.82 per RSU. This award is contingent upon the achievement of a three-year Non-GAAP income target and the awarded RSUs, if any, vest ratably over a three-year service period. The Company evaluated the target in the context of its current long-range financial plan and determined that attainment of the target was probable for accounting purposes commencing in the first quarter of 2020. The number of shares that may be earned range between 50% and 200% of the base RSUs.
In March 2020, the Compensation Committee and Board approved the grant of 63,400 RSUs with performance-based vesting conditions (base RSUs) and a grant date fair value of $73.82 per RSU. This award is contingent upon the achievement of a three-year strategic goal target and the awarded RSUs, if any, vest ratably over a three-year service period. The Company evaluated the target in the context of its product candidate development pipeline and planned regulatory activity and determined that attainment of the target was probable for accounting purposes commencing in the first quarter of 2020. The number of shares that may be earned range between 50% and 200% of the base RSUs.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(16) NET INCOME (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Share Purchase Plan (ESPP), unvested RSUs, common stock held by the NQDC and contingent issuances of common stock related to convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net Income (Loss), basic	$81,381	$(56,473)
Add: Interest on 2024 notes	936	—
Net Income (Loss), diluted	$82,317	$(56,473)
Denominator:
Weighted-average common shares outstanding, basic	179,898	178,271
Effect of dilutive securities:
Options to purchase common stock	1,708	—
Common stock issuable under the 2024 notes	3,970	—
Unvested RSUs	1,037	—
Common stock potentially issuable for ESPP purchases	346	—
Common shares held by the NQDC	204	—
Weighted-average common shares outstanding, diluted	187,163	178,271
Net Income (Loss) per common share, basic	$0.45	$(0.32)
Net Income (Loss) per common share, diluted	$0.44	$(0.32)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	6,063	7,749
Common stock issuable under the 2020 Notes	3,983	3,983
Common stock issuable under the 2024 Notes	—	3,970
Unvested RSUs	3,811	4,164
Common stock potentially issuable for ESPP purchases	232	417
Common stock held by the NQDC	—	202
Total number of potentially issuable shares	14,089	20,485
The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net income (loss) per share as of March 31, 2020 and 2019, respectively, as the Company’s closing stock price on March 31, 2020 and 2019, respectively, did not exceed the conversion price of $94.15 per share. There is no similar capped call transaction associated with the 2024 Notes. See Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to the Company’s convertible debt and capped call transaction.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(17) COMMITMENTS AND CONTINGENCIES
Contingencies
From time to time the Company is involved in legal actions arising in the normal course of its business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters could adversely affect the Company, its results of operations, financial condition or cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.
Contingent Payments
As of March 31, 2020, the Company was subject to contingent payments totaling approximately $355.4 million upon achievement of certain development and regulatory activities and commercial sales milestones, if they occur before certain dates in the future. Of this amount, $66.0 million relates to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party and $243.1 million relates to programs that are no longer being developed.
As of March 31, 2020, the Company recorded a total of $50.5 million of contingent liabilities. See Note 9 to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services. As of March 31, 2020, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $113.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic, “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, amongst the other risk factors. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Forward-Looking Statements” that appears at the beginning of this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S GAAP) and are presented in U.S. Dollars (USD).

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our major commercial products, as of March 31, 2020, is provided below:

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
(1)See “Government Regulation—Orphan Drug Designation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020 (Annual Report) for further discussion
(2)See “Government Regulation— Healthcare Reform” in Part I, Item 1 of our Annual Report for further discussion
(3)For the treatment of Mucopolysaccharidosis I (MPS I)
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
A summary of our ongoing major development programs, as of March 31, 2020, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2 (1)
(1)We expect to start dosing patients in a Phase 1/2 study later in 2020. See "Major Product Candidates - BMN 307" in Part I, Item 1 of our Annual Report further discussion

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Uncertainty Relating to the COVID-19 Pandemic

The outbreak of novel coronavirus disease (COVID-19) will continue to affect economies and business around the world. Although we did not see a significant impact on our net product revenues, total revenues or overall business operations in the first quarter of 2020, we anticipate near term impact on our financial results as well as ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of our operations. The extent and duration of such effects are highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as adverse developments in our business, which could further impact the developments, trends and expectations described below.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during the first quarter of 2020. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments during the three months ended March 31, 2020:
Continued Emphasis on Research and Development
•Vosoritide - In April 2020, we announced plans to submit marketing applications for vosoritide with the U.S Food and Drug Administration (FDA) and the European Medicines Agency (EMA) in the third quarter of 2020 for vosoritide based on recent meetings with the health authorities.
The marketing applications are based on positive final results from the randomized, double-blind, placebo-controlled, Phase 3 study evaluating the efficacy and safety of vosoritide. The study enrolled 121 children aged 5 to 14 with achondroplasia, the most common form of disproportionate short stature. The placebo-adjusted increased change from baseline in growth velocity after one year of treatment with vosoritide, the primary endpoint, was 1.6cm/yr (p<0.0001). The results were consistent across the broad patient population studied. Vosoritide was generally well tolerated with no clinically significant blood pressure changes.

•Valoctocogene roxaparvovec – In February 2020, we announced that the FDA accepted for priority review our Biologics License Application (BLA) for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. The Prescription Drug User Fee Act (PDUFA) target action date for the BLA has been set for August 21, 2020. In December 2019, the EMA validated the Marketing Authorization Application (MAA) for valoctocogene roxaparvovec, which has been in review under accelerated assessment since January 2020.

Although the MAA remains under accelerated assessment at this time, we expect the review procedure to be extended by at least 3 months due to COVID-19 delays. Further, we believe there is a high possibility that the MAA will revert to the standard review procedure, as is the case with most filings that initially receive accelerated assessment. Because of the combination of these events, we expect an opinion from the Committee for Medicinal Products for Human Use in late 2020/early 2021.

The marketing applications are based on our Phase 3 interim analysis and the updated three-year Phase 1/2 data of patients treated with valoctocogene roxaparvovec. We believe both submissions represent the first time a gene therapy product for any type of hemophilia indication is under review for marketing authorization by health authorities.
•BMN 307 - In January 2020, both the FDA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom granted BMN 307 Investigational New Drug (IND) status and approved our Clinical Trial Application (CTA), respectively. The impact of COVID-19 has created uncertainty about when it will be safe for patients to be dosed in PHEARLESS, our Phase 1/2 study of BMN 307. We currently estimate that dosing will begin in the second half of 2020. In the meantime, new sites are currently being prepared to open and enroll patients. All subjects participating in the PHEARLESS study will receive product made at commercial scale from our gene therapy manufacturing facility. Both the FDA and EMA have granted BMN 307 Orphan Drug Status.
•Gene Therapy manufacturing facility - In January 2020, we announced that significant improvements in productivity at our gene therapy facility had increased capacity for up to 10,000 patients per year, depending on dose and product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2020	2019
Total revenues	$502.1	$400.7
Cost of sales	$111.4	$89.2
Research and development (R&D) expense	$142.3	$183.6
Selling, general and administrative (SG&A) expense	$187.3	$162.2
Intangible asset amortization and contingent consideration	$15.7	$19.8
Gain on sale of nonfinancial assets	$(59.5)	$—
Provision for income taxes	$20.0	$3.5
Net Income (Loss)	$81.4	$(56.5)
We recognized Net Income for the three months ended March 31, 2020 as compared to a Net Loss for the three months ended March 31, 2019, primarily due to the following:
•increased gross profits driven by higher sales volume for products marketed by us;
•a gain on the sale of nonfinancial assets related to the divestiture and sale of the Firdapse business to a third party;
•decreased R&D expense primarily due to the capitalization of manufacturing related costs for the commercial production of valoctocogene roxaparvovec ; partially offset by
•increased SG&A expense primarily due to pre-commercialization activities related to valoctocogene roxaparvovec and
•an increase in the provision for income taxes.
See “Results of Operations” below for additional information related to the Net Income/(Loss) fluctuations presented above.
Our cash, cash equivalents and investments totaled approximately $1.1 billion as of March 31, 2020, compared to $1.2 billion as of December 31, 2019. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Except as detailed above, there have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2020, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.
Results of Operations
Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2020	2019	Change
Net product revenues by product:
Brineura	$24.0	$12.2	$11.8
Firdapse	1.2	5.1	(3.9)
Kuvan	122.0	106.9	15.1
Naglazyme	114.3	86.9	27.3
Palynziq	34.6	12.3	22.4
Vimizim	137.2	125.8	11.4
Total net product revenues marketed by the Company	$433.3	$349.2	$84.1
Aldurazyme net product revenues marketed by Genzyme	55.7	45.3	10.4
Total net product revenues	$489.0	$394.5	$94.5
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
The increase in Net Product Revenues for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributed to the following:
•Naglazyme: the increase was primarily attributed to increased sales volume driven by orders from Russia and Brazil;
•Palynziq: the increase was attributed to a combination of revenue from more patients achieving maintenance dosing and new patients initiating therapy in the U.S.;
•Kuvan: the increase was primarily attributed to increased sales primarily in North America
•Vimizim: the increase was primarily attributed to increased sales volume driven by orders from Brazil;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions; and
•Aldurazyme: the increase was primarily attributed to higher sales volume to Genzyme; partially offset by
•Firdapse: the decrease was primarily attributed to the divestiture and sale of the Firdapse business in January 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
We anticipate the COVID-19 pandemic will have a near term impact on future Net Product Revenues as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we are working with our patients and providers to find alternative arrangements where necessary, like providing infusions at home, we may not be able to accommodate all patients and doses that are missed may never be recouped. See “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended March 31,
	2020	2019	Change
Sales denominated in USD	$274.5	$235.2	$39.3
Sales denominated in foreign currencies	214.5	159.3	55.2
Total Net Product Revenues	$489.0	$394.5	$94.5
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ended March 31, 2020 was unfavorable by $4.6 million, which was primarily driven by weakening of currencies in emerging markets relative to the USD, such as the Brazilian Real, Colombian Peso and Argentinian Peso, partially offset by the Euro compared to an unfavorable impact of $5.4 million for the three months ended March 31, 2019 driven by fluctuations in the Euro.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold and milestones achieved by licensees or sublicensees and rental income associated with the tenants in our facilities.

	Three Months Ended March 31,
	2020	2019	Change
Royalty and other revenues	$13.0	$6.3	$6.7
The increase in Royalty and Other Revenues for the three months ended March 31, 2020 compared to the same periods in 2019 was primarily due to license revenues earned from the third-party that licensed tralesinidase alfa from us and royalties earned from Catalyst Pharmaceuticals on their net product sales of Firdapse in North America.
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
The following table summarizes our Cost of Sales and product gross margin:

	Three Months Ended March 31,
	2020	2019	Change
Total Net Product Revenues	$489.0	$394.5	$94.5
Cost of Sales	$111.4	$89.2	$22.2
Product gross margin	77%	77%	—%
Our Cost of Sales increased for the three months ended March 31, 2020 compared to the same periods in 2019 due to increased sales volumes. Product gross profits for the three months ended March 31, 2020 compared to the same period in 2019 remained flat.

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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. Starting in the second quarter of 2019, we have capitalized $52.5 million of manufacturing related costs for the commercial production of valoctocogene roxaparvovec through March 31, 2020 as we believe those costs are likely to be recoverable. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Three Months Ended March 31,
	2020	2019	Change
Valoctocogene roxaparvovec	$30.8	$53.0	$(22.2)
Vosoritide	31.1	32.0	(0.9)
PKU gene therapy (BMN 307)	17.5	11.8	5.7
Palynziq	11.4	22.8	(11.4)
Brineura	8.0	10.5	(2.5)
Tralesinidase alfa	0.1	8.8	(8.7)
Other approved products	13.9	17.1	(3.2)
Early stage programs	25.2	16.7	8.5
Other	4.3	10.9	(6.6)
Total	$142.3	$183.6	$(41.3)
The decrease in R&D expense for the three months ended March 31, 2020 as compared to 2019 was primarily attributed to the following:
•a decrease in costs related to valoctocogene roxaparvovec, for which capitalization of manufacturing costs began in the second quarter of 2019;
•a decrease in clinical manufacturing costs related to Palynziq due to fewer clinical trials;
•a decrease in tralesinidase alfa clinical manufacturing costs as the program was licensed to a third-party; partially offset by
•an increase in spending on preclinical activities for our early stage development programs.
During 2020, we expect our R&D spending to be generally flat compared to 2019, primarily due to lower development costs on Palynziq and valoctocogene roxaparvovec, along with the out-licensing of tralesinidase alfa; offset by increased spending on preclinical activities for our early stage development programs.
Selling, General and Administrative
Sales and Marketing (S&M) expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. General and administrative (G&A) expense primarily consisted of corporate support and other administrative expenses, including employee-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
related expenses.
Selling, General and Administrative (SG&A) expense consisted of the following:

	Three Months Ended March 31,
	2020	2019	Change
Selling & Marketing expense	$94.9	$83.5	$11.4
General & Administrative expense	92.4	78.7	13.7
Total SG&A expense	$187.3	$162.2	$25.1

	Three Months Ended March 31,
Selling & Marketing expense by product	2020	2019	Change
PKU Products (Kuvan and Palynziq)	$30.8	$31.1	$(0.3)
MPS Products (Aldurazyme, Naglazyme and Vimizim)	28.5	28.9	(0.4)
Brineura	10.2	9.4	0.8
Valoctocogene roxaparvovec	18.1	6.9	11.2
Other	7.3	7.2	0.1
Total Selling & Marketing expense	$94.9	$83.5	$11.4
The increase in S&M expense for the three months ended March 31, 2020 as compared to the same periods in 2019 was primarily a result of an increase in pre-commercialization activities related to valoctocogene roxaparvovec.
The increase in G&A expense was primarily due to impact of revaluation of non-USD denominated foreign currency balance sheet exposures.
We expect SG&A expense to increase in future periods as a result of the continued global expansion of Palynziq and pre-commercialization efforts related to valoctocogene roxaparvovec and vosoritide.
Contingent Consideration, Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration include:

	Three Months Ended March 31,
	2020	2019	Change
Changes in the fair value of contingent consideration	$—	$12.3	$(12.3)
Amortization of intangible assets	15.7	7.5	8.2
Total intangible asset amortization and contingent consideration	$15.7	$19.8	$(4.1)

Gain on sale of nonfinancial assets	$59.5	$—	$59.5
Fair value of contingent consideration – there was no significant change in the fair value of the contingent consideration for the three months ended March 31, 2020. The changes in the fair value of the contingent consideration for the three months ended March 31, 2019 were attributable to changes in the estimated probability of achieving development milestones, which was primarily related to the continued progress of the Palynziq program toward the anticipated European MAA approval.
Amortization of intangible assets – the increase in the three months ended March 31, 2020 was primarily due to the Palynziq acquired in-process research and development assets that were placed into service following EU marketing approval in May 2019.
Gain on Sale of Nonfinancial Assets – we recognized a gain of $59.5 million in the three months ended March 31, 2020 due to the divestiture and sale of Firdapse. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional discussion on this transaction.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest income was comprised of the following:

	Three Months Ended March 31,
	2020	2019	Change
Interest income	$5.2	$6.3	$(1.1)
The decrease in interest income for the three months ended March 31, 2020 compared to 2019 was primarily due to lower investment balances compared to the prior period.
Interest Expense
We incur interest expense on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended March 31,
	2020	2019	Change
Total interest expense	$6.9	$6.7	$0.2
The interest expense on convertible debt for the three months ended March 31, 2020 compared to 2019 was flat.
We expect interest expense to remain relatively flat over the next 12 months.
See Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to our convertible debt.
Provision for Income Taxes
For the three months ended March 31, 2020, we recognized an income tax expense of $20.0 million compared to the three months ended March 31, 2019 when we recognized an income tax expense of $3.5 million. Tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2020 and 2019. Provision for income taxes for 2020 and 2019 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits and R&D credits.
On March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law which lifts certain limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The CARES Act allows taxpayers to now carryback net operating losses (NOLs) to the prior five years for NOLs originating during 2018 through 2020 and eliminates the 80% limitation allowing taxpayers to fully offset 100% of taxable income in 2018, 2019 or 2020. The CARES Act also allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the full amount rather than over a period of years. Taxpayers may generally deduct interest up to 50% of adjusted taxable income plus business interest income which was previously limited to 30% for tax years beginning January 1, 2019 and 2020. The CARES Act also raises the charitable deduction limit to 25% of taxable income and reinstates qualified improvement property eligible for 15-year classification and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

Financial Position, Liquidity and Capital Resources
As of March 31, 2020, we had approximately $1.1 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
ongoing COVID-19 pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of March 31, 2020, $185.8 million of our $1.1 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. We sell our products in certain countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies and adverse effects of the impact of the ongoing COVID-19 pandemic may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Our liquidity and capital resources as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$476.6	$437.4	$39.2
Short-term investments	381.8	316.4	65.4
Long-term investments	290.8	412.0	(121.2)
Cash, cash equivalents and investments	$1,149.2	$1,165.8	$(16.6)

Convertible debt	$852.7	$848.1	$4.6
Our cash flows for the three months ended March 31, 2020 and 2019 are summarized as follows:

	2020	2019	Change
Cash and cash equivalents at the beginning of the period	$437.4	$494.0	$(56.6)
Net cash used in operating activities	(15.2)	(54.9)	39.7
Net cash provided by (used in) investing activities	77.4	(50.5)	127.9
Net cash used in financing activities	(19.7)	(25.0)	5.3
Foreign exchange impact	(3.4)	0.8	(4.2)
Cash and cash equivalents at the end of the period	$476.6	$364.4	$112.2
Short-term and long-term investments	672.6	850.5	(177.9)
Cash, cash equivalents and investments	$1,149.2	$1,214.9	$(65.7)
Cash Used in Operating Activities
Cash used in operating activities decreased by $39.7 million to $15.2 million in the three months ended March 31, 2020, compared to $54.9 million in the three months ended March 31, 2019. The decrease is primarily attributed to the timing of cash receipts from customers and payments to vendors partially offset by higher inventory levels.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased by $127.9 million to $77.4 million in the three months ended March 31, 2020, compared to cash used in investing activities of $50.5 million during the three months ended March 31, 2019. The increase is primarily attributable to the receipt of $67.2 million in cash due to the divestiture and sale of Firdapse assets to a third party and higher net maturities of available-for-sale debt securities.
Cash Used in Financing Activities
Net cash used in financing activities decreased by $5.3 million to $19.7 million used in the three months ended March 31, 2020, compared to $25.0 million used during the three months ended March 31, 2019. The decrease is primarily attributed to an increase in proceeds from the exercise of awards under our equity incentive plans.
Other Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Our $870.0 million (undiscounted) of total convertible debt as of March 31, 2020 will impact our liquidity due to the semi-annual cash interest payments. As of March 31, 2020, our indebtedness consisted of the 2020 Notes and the 2024 Notes (together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020 and August 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes will be freely convertible on or after July 15, 2020. We may use the remaining balance of the net proceeds we received from the issuance of the 2024 Notes to repay, repurchase or settle in cash some or all of the 2020 Notes. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all, particularly in light of the ongoing uncertainty due to the COVID-19 pandemic. We have reclassified all of the outstanding principal of the 2020 Notes as a current liability as there are fewer than twelve months remaining until maturity.
In October 2018, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of March 31, 2020, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.
For additional discussion about our debt, see Note 13 - Debt included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Funding Commitments
We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:
•The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations, and financial condition
•If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase;
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of March 31, 2020 were as follows:

Since Program Inception

Palynziq	$700.8
Valoctocogene roxaparvovec	$624.6
Vosoritide	$471.0
Brineura	$334.5
PKU gene therapy	$124.8
Other approved products	$1,129.0
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
As of March 31, 2020, we were also subject to contingent payments totaling approximately $355.4 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $66.0 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $243.1 million related to programs that are no longer being developed.
As of March 31, 2020, we recorded $50.5 million of contingent consideration on our Condensed Consolidated Balance Sheets, all of which was long-term.
Other than as set forth above, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2020, as compared to the obligations disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.
See Note 17 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2020 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Based on the evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
Item 1. Legal Proceedings
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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020.
Risks Related to Our Business
*The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations, and financial condition.
On January 30, 2020, the World Health Organization (the WHO) declared that the recent novel coronavirus disease (COVID-19) outbreak was a public health emergency of international concern, and on March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. Although we did not see a material impact on our product revenues in the first quarter of 2020, we are expecting an impact on our near-term financial results, and other parts of our business have been, and continue to be, impacted by the outbreak. Ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of our operations, and the duration of such effects, are highly uncertain and difficult to predict. We anticipate that COVID-19 will likely have a significant adverse impact on our business, results of operations, and financial condition.
The continued spread of COVID-19 could adversely affect our product development programs, including preclinical study and clinical trial operations. We may be unable to initiate or continue conducting clinical trials as planned due to the prioritization of hospital resources toward the outbreak, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients or their heightened exposure to COVID-19, potential unwillingness of patients to enroll or continue in trials for fear of exposure to COVID-19 at sites, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or otherwise interrupt healthcare services. For example, we are expecting delays in certain clinical trials and have had to reevaluate expected timelines for those trials. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, COVID-19 could postpone necessary interactions with regulators regarding our products in development and could delay review or approval of our regulatory submissions. For example, we expect European Medicines Agency (EMA) action dates to be extended by at least three months due to COVID-19 delays and, as is the case with most filings that initially receive accelerated assessment, we believe there is a high possibility that our Marketing Authorization Application (MAA) for valoctocogene roxaparvovec will revert to a standard review. Because of the combination of these events, we now expect an EMA approval decision in late 2020 or early 2021, rather than earlier in 2020.
COVID-19 could adversely affect our ability to source materials and supplies and successfully manufacture and distribute our product candidates and products. The outbreak could result in reduced operations of third-party suppliers of raw materials and supplies upon whom we rely or otherwise limit our ability to obtain sufficient materials and supplies necessary for production of our therapies. Our manufacturing facilities and those of our contract manufacturers are located in areas impacted by COVID-19, which may result in delays or disruptions in our ability to produce product candidates and products. If we or any third party in our supply or distribution chain are adversely impacted by the COVID-19 outbreak, including required closures, staffing shortages, production slowdowns and disruptions in delivery systems, our operations may be disrupted, limiting our ability to manufacture and distribute our product candidates for clinical trials and research and development operations and our products for commercial sales.

Our commercial operations also may be adversely impacted by the COVID-19 pandemic. Many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Treating COVID-19 patients has become the priority for many healthcare facilities and workers, so it has become, and may continue to be, difficult for some of our patients to receive our therapies that are administered by infusion. Although we are working with our patients and providers to find alternative arrangements where necessary, like providing infusions at home, we may not be able to accommodate all patients and doses that are missed may never be recouped. Moreover, some patients may choose to skip infusions because they do not want to risk exposure to COVID-19 by having a healthcare provider administer the therapy at a healthcare facility or at home. The pandemic has also hindered our ability to find new patients and start treating newly found patients, and it has limited our sales force’s ability to promote our products to distributors, hospitals, clinics, doctors and pharmacies, which could adversely affect our revenues and results of operations.
In addition, COVID-19 could adversely affect our workforce and the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-at-home policies for employees whose jobs do not require them to be onsite. Increased reliance by us and the companies with which we do business on personnel working from home may negatively impact productivity, increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations. For our employees whose jobs require them to be onsite, we have taken precautions to avoid the spread of COVID-19 among our employees, but we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations.
While the long-term economic impact and the duration of the COVID-19 outbreak may be difficult to predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock and convertible notes.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Risk Factors section, such as those relating to our conducting a significant amount of our sales and operations outside of the United States (U.S.), exposure to changes in foreign exchange rates, our substantial indebtedness, our need to generate sufficient cash flows to service our indebtedness and finance our operations, our ability to comply with the covenants contained in the agreements that govern our indebtedness and the volatility of our stock price.
If we fail to obtain and maintain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain Food and Drug Administration (FDA) approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the EMA. The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. Similarly, regulatory authorities may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
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
Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. We also rely on independent third-party CROs to file some of our foreign marketing applications and important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, if the CRO elects to prioritize work on our projects below other projects or if there is any dispute or disruption in our relationship with our CROs, the filing of our applications may be delayed.

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
We also face uncertainty as to whether gene therapy will gain the acceptance of the public or the medical community. Even if we obtain regulatory approval for valoctocogene roxaparvovec, the commercial success of valoctocogene roxaparvovec will depend, in part, on the acceptance of physicians, patients and third-party payers of gene therapy products in general, and our product candidate in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our product candidate in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of valoctocogene roxaparvovec until the product candidate has been on the market for a certain amount of time. Negative public opinion or more restrictive government regulations could have a negative effect on our business and financial condition and may delay or impair the successful commercialization of, and demand for, valoctocogene roxaparvovec
We have implemented a data access plan for valoctocogene roxaparvovec, which restricts our management’s review of emerging data from these trials. Without access to ongoing data, management does not have the ability to adjust the trials based on such emerging data, which could adversely impact the ultimate outcome of these trials.

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
As of March 31, 2020, we had cash, cash equivalents and investments totaling $1.1 billion and long-term debt obligations of $870.0 million (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and, together with the 2020 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020 and August 2024, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of March 31, 2020, we had $870.0 million (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes and $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. Our indebtedness may:
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
For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.
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
*Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (TCJA), enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the application of certain tax credits (including a reduction of tax credits under the Orphan Drug Act), the deductibility of expenses, the utilization of net operating losses (NOLs) and other deferred tax assets, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted on March 27, 2020, modified certain provisions of the TCJA, including provisions relating to NOL utilization. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the TCJA, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
Furthermore, in April 2020, we became aware of a tax regulation in a foreign jurisdiction that could be interpreted to apply to certain of our previous transactions. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and, upon conclusion of our analysis, we may establish a reserve related to this matter during the second quarter of 2020. If a reserve is required, we do not expect that the exposure will be material to our results of operations, cash flows or financial position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

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

32.1+
Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: May 1, 2020	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Senior Vice President, Finance and Acting Chief Financial Officer