Form 10-Q
period 2020-06-30
BIOMARIN PHARMACEUTICAL INC
filed 2020-08-05
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 181,349,597 shares of common stock, par value $0.001, outstanding as of July 30, 2020.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2020 and December 31, 2019
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$818,900	$437,446
Short-term investments	561,472	316,361
Accounts receivable, net	381,215	377,404
Inventory	743,852	680,275
Other current assets	142,127	130,657
Total current assets	2,647,566	1,942,143
Noncurrent assets:
Long-term investments	323,058	411,978
Property, plant and equipment, net	1,010,917	1,010,868
Intangible assets, net	433,381	456,580
Goodwill	196,199	197,039
Deferred tax assets	555,137	549,422
Other assets	135,852	122,009
Total assets	$5,302,110	$4,690,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$443,202	$570,621
Short-term convertible debt, net	370,100	361,882
Total current liabilities	813,302	932,503

Noncurrent liabilities:
Long-term convertible debt, net	1,073,202	486,238
Long-term contingent consideration	50,216	50,793
Other long-term liabilities	128,711	98,124
Total liabilities	2,065,431	1,567,658
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 181,148,332 and 179,383,114 shares issued and outstanding, respectively.	181	180
Additional paid-in capital	4,885,637	4,832,707
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(10,678)	(9,961)
Accumulated other comprehensive income	30,050	20,164
Accumulated deficit	(1,668,511)	(1,720,709)
Total stockholders’ equity	3,236,679	3,122,381
Total liabilities and stockholders’ equity	$5,302,110	$4,690,039
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended June 30, 2020 and 2019
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Net product revenues	$419,032	$379,075	$908,075	$773,558
Royalty and other revenues	10,453	8,688	23,479	14,950
Total revenues	429,485	387,763	931,554	788,508
OPERATING EXPENSES:
Cost of sales	97,967	77,436	209,341	166,618
Research and development	182,139	185,641	324,396	369,232
Selling, general and administrative	175,412	160,754	362,707	322,912
Intangible asset amortization and contingent consideration	14,912	20,286	30,589	40,051
Gain on sale of nonfinancial assets	—	(15,000)	(59,495)	(15,000)
Total operating expenses	470,430	429,117	867,538	883,813
INCOME (LOSS) FROM OPERATIONS	(40,945)	(41,354)	64,016	(95,305)

Equity in the loss of BioMarin/Genzyme LLC	(79)	(44)	(156)	(229)
Interest income	4,291	5,899	9,535	12,197
Interest expense	(8,048)	(6,866)	(14,963)	(13,593)
Other income, net	2,508	470	647	2,078
INCOME (LOSS) BEFORE INCOME TAXES	(42,273)	(41,895)	59,079	(94,852)
Provision for (benefit from) income taxes	(13,090)	(4,460)	6,881	(944)
NET INCOME (LOSS)	$(29,183)	$(37,435)	$52,198	$(93,908)
NET INCOME (LOSS) PER SHARE, BASIC	$(0.16)	$(0.21)	$0.29	$(0.53)
NET INCOME (LOSS) PER SHARE, DILUTED	$(0.16)	$(0.21)	$0.28	$(0.53)
Weighted average common shares outstanding, basic	180,729	179,048	180,314	178,662
Weighted average common shares outstanding, diluted	180,729	179,048	184,344	178,662

COMPREHENSIVE INCOME (LOSS)	$(33,260)	$(39,790)	$62,084	$(81,740)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2020 and 2019
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Shares of common stock, beginning balances (1)	180,762	179,033	179,838	178,253
Issuances under equity incentive plans	904	400	1,828	1,180
Repurchase of common stock	(518)	—	(518)	—
Shares of common stock, ending balances	181,148	179,433	181,148	179,433

Total stockholders' equity, beginning balances (1)	$3,239,962	$2,936,627	$3,122,381	$2,967,940
Common stock:
Beginning balances (1)	181	179	180	178
Issuances under equity incentive plans, net of tax	—	—	1	1
Ending balance	181	179	181	179
Additional paid-in capital:
Beginning balance (1)	4,854,814	4,682,900	4,832,707	4,669,926
Issuances under equity incentive plans, net of tax	34,509	10,843	10,282	(17,889)
Stock-based compensation	45,468	40,362	91,931	82,068
Repurchase of common stock	(50,000)	—	(50,000)	—
Common stock held by the NQDC	846	(442)	717	(442)
Accounting impact of NQDC Plan change (See Note 9)	—	10,653	—	10,653
Ending balance	4,885,637	4,744,316	4,885,637	4,744,316
Treasury stock:
Beginning balance (1)	—	—	—	—
Purchase of treasury stock	(50,000)	—	(50,000)	—
Retirement of treasury stock	50,000	—	50,000	—
Ending balance	—	—	—	—
Company common stock held by the NQDC:
Beginning balance (1)	(9,832)	(12,912)	(9,961)	(13,301)
Common stock held by the NQDC	(846)	53	(717)	442
Accounting impact of NQDC Plan change (See Note 9)	—	2,648	—	2,648
Ending balance	(10,678)	(10,211)	(10,678)	(10,211)
Accumulated other comprehensive income:
Beginning balance (1)	34,127	19,794	20,164	5,271
Other comprehensive income (loss)	(4,077)	(2,355)	9,886	12,168
Ending balance	30,050	17,439	30,050	17,439
Accumulated Deficit:
Beginning balance (1)	(1,639,328)	(1,753,334)	(1,720,709)	(1,694,134)
Impact of change in accounting principles	—	—	—	(2,727)
Net income (loss)	(29,183)	(37,435)	52,198	(93,908)
Ending balance	(1,668,511)	(1,790,769)	(1,668,511)	(1,790,769)
Total stockholders' equity, ending balances	$3,236,679	$2,960,954	$3,236,679	$2,960,954
(1)The beginning balances for the six-month periods were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the years ended December 31, 2019 and 2018, respectively, filed with the SEC on February 27, 2020.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2020 and 2019
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,198	$(93,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,180	48,771
Non-cash interest expense	9,534	8,870
Amortization of premium (accretion of discount) on investments	38	(1,510)
Stock-based compensation	91,956	82,590
Gain on sale of nonfinancial assets	(59,495)	(15,000)
Deferred income taxes	(5,864)	(10,083)
Unrealized foreign exchange loss	2,201	799
Non-cash changes in the fair value of contingent consideration	(584)	4,891
Other	(650)	(3,603)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,028)	(31,030)
Inventory	(46,298)	(33,119)
Other current assets	20,441	(4,989)
Other assets	(5,599)	(4,593)
Accounts payable and accrued liabilities	(94,425)	(37,571)
Other long-term liabilities	5,938	10,279
Net cash provided by (used in) operating activities	12,543	(79,206)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66,716)	(61,387)
Maturities and sales of investments	170,111	423,477
Purchases of available-for-sale securities	(321,684)	(386,320)
Proceeds from sale of nonfinancial assets	67,159	—
Purchase of intangible assets	(10,786)	(5,770)
Investment in convertible note	(8,709)	—
Other	(722)	(808)
Net cash used in investing activities	(171,347)	(30,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	46,927	19,013
Taxes paid related to net share settlement of equity awards	(36,645)	(36,900)
Payment of contingent acquisition consideration	—	(57,507)
Repurchase of common stock	(50,000)	—
Proceeds from convertible senior subordinated note offering, net	585,782	—
Principal repayments of financing leases	(2,047)	(1,347)
Net cash provided by (used in) financing activities	544,017	(76,741)
Effect of exchange rate changes on cash	(3,759)	350
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	381,454	(186,405)
Cash and cash equivalents:
Beginning of period	$437,446	$493,982
End of period	$818,900	$307,577
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$2,960	$3,933
Cash paid for interest	$4,154	$4,295
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(23,259)	$(3,467)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(2,523)	$1,691
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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other period.
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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies disclosed in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 – Basis of Presentation, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that the Company believes are of significance or potential significance to the Company.

(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at June 30, 2020 and December 31, 2019.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$289,755	$—	$—	$289,755	$289,755	$—	$—

Level 2:
Money market instruments	348,757	—	—	348,757	348,757	—	—
Corporate debt securities	542,518	6,110	(54)	548,574	48,728	311,690	188,156
Commercial paper	192,267	4	(1)	192,270	120,662	71,608	—
U.S. government agency securities	295,600	2,824	—	298,424	10,998	175,862	111,564
Asset-backed securities	24,769	180	(3)	24,946	—	2,312	22,634
Foreign and other	549	156	(1)	704	—	—	704
Subtotal	1,404,460	9,274	(59)	1,413,675	529,145	561,472	323,058
Total	$1,694,215	$9,274	$(59)	$1,703,430	$818,900	$561,472	$323,058

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$259,347	$—	$—	$259,347	$259,347	$—	$—

Level 2:
Money market instruments	173,100	—	—	173,100	173,100	—	—
Corporate debt securities	518,523	3,575	(12)	522,086	—	233,294	288,792
U.S. government agency securities	209,633	993	(67)	210,559	4,999	83,067	122,493
Foreign and other	549	145	(1)	693	—	—	693
Subtotal	901,805	4,713	(80)	906,438	178,099	316,361	411,978
Total	$1,161,152	$4,713	$(80)	$1,165,785	$437,446	$316,361	$411,978
(1) The Company’s short-term marketable securities mature in one year or less.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2) The Company’s long-term marketable securities mature between one and five years.
As of June 30, 2020, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity or recovery. The Company considered the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has three investments in non-marketable equity securities, measured using unobservable valuation inputs remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of June 30, 2020 and December 31, 2019, the fair value of the Company’s strategic investments was $6.2 million. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(6) GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
Intangible assets:
Finite-lived intangible assets	$629,156	$652,734
Accumulated amortization	(195,775)	(196,154)
Net carrying value	$433,381	$456,580
In January 2020, the Company completed the sale of worldwide rights to Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome, to a third party in exchange for a one-time cash payment of $67.2 million plus residual royalties. Under the terms of the agreement, the Company agreed to provide certain transition services to the third-party purchaser, such as customer sales and support, for up to 12 months after the closing of the transaction. During the first quarter of 2020, the Company recognized a before-tax net gain of $59.5 million related to the sale of the Firdapse intellectual property and existing inventory. Additionally, the Company recognized a $0.8 million reduction to goodwill and disposed of $32.2 million in intangible assets, including related accumulated amortization of $31.6 million, as a result of the sale of Firdapse.
During the second quarter of 2019, $326.4 million of indefinite-lived intangible assets were reclassified to finite-lived as the underlying in-process research and development was put in use with an estimated useful life of approximately nine years, resulting from the completion of Palynziq program development upon receiving European regulatory approval.
During the second quarter of 2019, the Company recorded $15.0 million of gain on sale of intangible assets, reported in Gain on Sale of Nonfinancial Assets in the Consolidated Statements of Comprehensive Income (Loss), due to a third party's achievement of a commercial sales milestone related to a previously sold intangible asset.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Building and improvements	$729,003	$725,906
Manufacturing and laboratory equipment	388,720	366,951
Computer hardware and software	182,448	167,554
Land	90,418	90,418
Leasehold improvements	52,422	51,324
Furniture and equipment	38,144	38,569
Land improvements	7,349	7,349
Construction-in-progress	114,246	111,897
	1,602,750	1,559,968
Accumulated depreciation	(591,833)	(549,100)
Total property, plant and equipment, net	$1,010,917	$1,010,868
The construction-in-progress balance primarily included costs related to significant in-progress projects at the Company's facilities in Marin County, California, and Shanbally, Ireland.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$22,042	$21,529	$43,562	$42,968
Depreciation capitalized into inventory	$11,934	$8,570	$23,170	$15,087

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$81,132	$74,442
Work-in-process	370,148	349,978
Finished goods	292,572	255,855
Total inventory	$743,852	$680,275
Inventory as of June 30, 2020, included manufacturing-related costs for the commercial production of valoctocogene roxaparvovec inventory totaling $72.4 million. Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. The Company believes that all material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale have been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. If regulatory approval is not obtained, the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec will be expensed to Research and Development (R&D).
Accounts Payable and Accrued Liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accounts payable and accrued operating expenses	$205,870	$240,981
Accrued compensation expense	115,120	192,467
Accrued rebates payable	63,542	57,163
Accrued royalties payable	20,687	30,797
Lease liabilities	11,387	10,700
Value added taxes payable	7,594	8,395
Forward foreign currency exchange contracts	7,435	10,448
Deferred revenue	5,350	13,037
Other	6,217	6,633
Total accounts payable and accrued liabilities	$443,202	$570,621

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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of June 30, 2020 and December 31, 2019. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of June 30, 2020 or December 31, 2019.

	Fair Value Measurements at June 30, 2020
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$995	$—	$995
Other assets:
NQDC Plan assets	17,237	—	17,237
Restricted investments (1)	4,548	—	4,548
Total other assets	21,785	—	21,785
Total assets	$22,780	$—	$22,780
Liabilities:
Current liabilities:
NQDC Plan liability	$995	$—	$995
Other long-term liabilities:
NQDC Plan liability	17,237	—	17,237
Contingent consideration	—	50,216	50,216
Total other long-term liabilities	17,237	50,216	67,453
Total liabilities	$18,232	$50,216	$68,448

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
(1) The restricted investments at June 30, 2020 and December 31, 2019 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and six months ended June 30, 2020. The following table represents a roll forward of contingent consideration.

Contingent consideration at December 31, 2019	$50,793
Changes in fair value of contingent consideration	(584)
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	7
Contingent consideration at June 30, 2020	$50,216

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as hedging instruments and have maturities up to three years. The Company also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments and have maturities up to three months. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives designated as hedging instruments outstanding as of the periods presented.

Foreign Exchange Contracts	June 30, 2020	December 31, 2019
Sell	$739,340	$820,546
Purchase	$187,392	$212,348
The following table summarizes the aggregate notional amounts for the Company’s derivatives not designated as hedging instruments outstanding as of the periods presented.

Foreign Exchange Contracts	June 30, 2020	December 31, 2019
Sell	$36,111	$77,335
Purchase	$27,736	$30,818
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$23,701	$19,584
Other assets	12,620	13,539
Subtotal	$36,321	$33,123

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$7,392	$8,184
Other long-term liabilities	4,419	5,493
Subtotal	$11,811	$13,677

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$47	$469
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$43	$2,264

Total Derivatives Assets	$36,368	$33,592
Total Derivatives Liabilities	$11,854	$15,941
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

	Three Months Ended
	June 30, 2020		June 30, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$419,032	$8,279	$379,075	$4,280
Operating expenses as reported	$470,430	$(1,786)	$429,117	$(768)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating Expenses		$1,729		$(918)

	Six Months Ended
	June 30, 2020		June 30, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$908,075	$14,608	$773,558	$4,975
Operating expenses as reported	$867,538	$(3,459)	$883,813	$(497)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating Expenses		$5,538		$(3,896)
As of June 30, 2020, the Company expected to reclassify unrealized gains of $15.0 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenue and operating expense transactions occur over the next 12 months. For additional discussion of balances in AOCI see Note 13 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(11) LEASES
The following table presents the Company’s right-of-use (ROU) assets and lease liabilities as of June 30, 2020:

Lease Classification	Classification	June 30, 2020	December 31, 2019
Assets:
Operating	Other Assets	$47,246	$49,045
Financing	Other Assets	9,377	10,389
Total ROU assets		$56,623	$59,434
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$8,028	$7,451
Financing	Accounts payable and accrued liabilities	3,359	3,249
Noncurrent:
Operating	Other long-term liabilities	41,869	44,092
Financing	Other long-term liabilities	4,959	6,708
Total lease liabilities		$58,215	$61,500
Maturities of lease liabilities as of June 30, 2020 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
Remainder of 2020	$6,154	$1,849	$8,003
2021	9,514	3,057	12,571
2022	8,844	2,335	11,179
2023	7,913	1,750	9,663
2024	6,104	—	6,104
Thereafter	21,742	—	21,742
Total lease payments	60,271	8,991	69,262
Less: Interest	(10,374)	(673)	(11,047)
Present value of lease liabilities	$49,897	$8,318	$58,215

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating (1)	Operating Expenses	$2,978	$3,233	$5,726	$6,418
Financing:
Amortization	Operating Expenses	759	605	1,466	1,211
Interest expense	Operating Expenses	116	152	241	313
Total lease costs		$3,853	$3,990	$7,433	$7,942
 (1) Includes short-term leases and variable lease costs, both of which were not material in the periods presented.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Other Information	June 30, 2020	June 30, 2019
Weighted average remaining lease term (in years):
Operating leases	7.3	8.2
Financing leases	2.9	3.8

Weighted average discount rate:
Operating leases	5.1%	5.2%
Financing leases	5.3%	5.4%
        As of June 30, 2020, one operating lease is expected to commence in the second half of 2020.

	Six Months Ended June 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$3,712	$3,712
Financing leases	$244	$312
Cash used in financing activities:
Financing leases	$2,056	$1,346
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,881	$8,909
Financing leases	$472	$72

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(12) DEBT
Convertible Notes
As of June 30, 2020, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.5 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	June 30, 2020	December 31, 2019
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$—
Unamortized discount	(13,269)	—
Unamortized deferred offering costs	(717)	—
2027 Notes, net	586,014	—

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(5,825)	(6,533)
Unamortized deferred offering costs	(1,987)	(2,229)
2024 Notes, net	487,188	486,238

1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	374,993	374,993
Unamortized discount	(4,512)	(12,078)
Unamortized deferred offering costs	(381)	(1,033)
2020 Notes, net (1)	370,100	361,882

Total convertible debt, net	$1,443,302	$848,120

Fair value of fixed rate convertible debt (2):
2027 Notes	$702,882	$—
2024 Notes	609,216	512,582
2020 Notes	493,551	420,727
Total fair value of fixed rate convertible debt	$1,805,649	$933,309
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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accretion of discount on convertible notes	$4,395	$3,953	$8,505	$7,855
Coupon interest expense	3,016	2,254	5,188	4,411
Amortization of debt issuance costs	522	508	1,030	1,015
Total interest expense on convertible debt	$7,933	$6,715	$14,723	$13,281

2027 Notes
In May 2020, the Company issued $600.0 million in aggregate principal amount of senior subordinated unsecured convertible notes with a maturity date of May 15, 2027. The 2027 Notes were issued to the public at par value and bear interest at the rate of 1.25% per annum. Interest is payable semi-annually in cash in arrears on May 15 and November 15 of each year,

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
beginning November 15, 2020. The 2027 Notes are convertible, at the option of the holder into shares of the Company’s common stock. The initial conversion rate for the 2027 Notes is 7.2743 shares per $1,000 principal amount of the 2027 Notes, which represents a conversion price of approximately $137.47 per share, subject to adjustment under certain conditions. Following certain corporate transactions, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2027 Notes in connection with such corporate transactions by a number of additional shares of the Company’s common stock. A holder may convert fewer than all of such holder’s 2027 Notes so long as the amount of the 2027 Notes converted is an integral multiple of $1,000 principal amount. Net proceeds from the offering were $585.8 million. In connection with the issuance of the 2027 Notes, the Company recorded a discount on the 2027 Notes of $13.5 million, which will be accreted and recorded as additional interest expense over the life of the 2027 Notes. The Company also incurred $0.7 million of issuance costs, which were deferred and are being amortized over the life of the 2027 Notes and recorded as additional interest expense.
The 2027 Notes are senior subordinated, unsecured obligations, and rank (i) subordinated in right of payment to the prior payment in full of all of the Company’s existing and future senior debt, (ii) equal in right of payment with the Company’s existing and future senior subordinated debt, (iii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the notes, (vi) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, and (v) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the 2027 Notes, the holders may require the Company to repurchase all or a portion of such holder’s 2027 Notes for cash at 100% of the principal amount of the 2027 Notes being purchased, plus any accrued and unpaid interest.
The offer and sale of the 2027 Notes and the shares of the Company’s common stock issuable upon conversion of the 2027 Notes have not been registered under the Securities Act or any state securities laws and the 2027 Notes were offered only to qualified institutional buyers as defined in Rule 144A under the Securities Act.
See Note 13 - Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, the Company may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The Company incurred approximately $1.0 million of issuance costs, which will be amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of June 30, 2020, and December 31, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. As of June 30, 2020, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Condensed Consolidated Statement of Comprehensive Income (Loss) Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Gains (losses) on cash flow hedges:
Forward contracts	Net product revenues	$8,279	$4,280	$14,608	$4,975
Forward contracts	Operating expenses	(1,786)	(768)	(3,459)	(497)
Total gain (loss) on cash flow hedges		$6,493	$3,512	$11,149	$4,478
The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at March 31, 2020	$31,588	$2,539	$—	$34,127
Other comprehensive income (loss) before reclassifications	(2,132)	5,914	—	3,782
Less: net gain (loss) reclassified from AOCI	6,493	—	—	6,493
Tax effect	—	(1,366)	—	(1,366)
Net current-period other comprehensive income (loss)	(8,625)	4,548	—	(4,077)
AOCI balance at June 30, 2020	$22,963	$7,087	$—	$30,050

	Three Months Ended June 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at March 31, 2019	$19,060	$748	$(14)	$19,794
Other comprehensive income (loss) before reclassifications	(1,367)	3,279	1	1,913
Less: gain (loss) reclassified from AOCI	3,512	—	—	3,512
Tax effect	—	(756)	—	(756)
Net current-period other comprehensive income (loss)	(4,879)	2,523	1	(2,355)
AOCI balance at June 30, 2019	$14,181	$3,271	$(13)	$17,439

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Six Months Ended June 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	17,498	4,580	15	22,093
Less: gain (loss) reclassified from AOCI	11,149		—	11,149
Tax effect	—	(1,058)	—	(1,058)
Net current-period other comprehensive income (loss)	6,349	3,522	15	9,886
AOCI balance at June 30, 2020	$22,963	$7,087	$—	$30,050

	Six Months Ended June 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income (loss) before reclassifications	11,458	6,734	—	18,192
Less: gain (loss) reclassified from AOCI	4,478	—	—	4,478
Tax effect	—	(1,546)	—	(1,546)
Net current-period other comprehensive income (loss)	6,980	5,188	—	12,168
AOCI balance at June 30, 2019	$14,181	$3,271	$(13)	$17,439

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
The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme, which is sold exclusively to Sanofi Genzyme (Genzyme) who markets and sells Aldurazyme world-wide. Aldurazyme revenues earned by the Company are included in the U.S. region as the transactions are with Genzyme, whose headquarters is located in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues by geographic region:
United States	$232,552	$169,407	$476,724	$360,343
Europe	109,259	119,561	254,295	244,100
Latin America	37,864	46,494	97,788	80,333
Rest of world	49,810	52,301	102,747	103,732
Total revenues	$429,485	$387,763	$931,554	$788,508

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table disaggregates Net Product Revenues by product.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net product revenues by product:
Kuvan	$122,611	$113,323	$244,611	$220,247
Vimizim	116,695	122,686	253,898	248,487
Naglazyme	81,006	98,127	195,262	185,054
Palynziq	40,630	18,836	75,262	31,108
Brineura	25,798	14,795	49,768	26,975
Firdapse	—	5,482	1,316	10,594
Total net product revenues marketed by the Company	$386,740	$373,249	$820,117	$722,465
Aldurazyme net product revenues marketed by Genzyme	32,292	5,826	$87,958	$51,093
Total net product revenues	$419,032	$379,075	$908,075	$773,558
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$197,171	$160,918	$378,842	$305,203
Europe	104,319	113,593	245,170	236,678
Latin America	37,864	46,493	97,788	80,333
Rest of world	47,386	52,245	98,317	100,251
Total net product revenues marketed by the Company	386,740	373,249	820,117	722,465
Aldurazyme net product revenues marketed by Genzyme	32,292	5,826	87,958	51,093
Total net product revenues	$419,032	$379,075	$908,075	$773,558
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	16%	13%	14%	12%
Customer B	15%	16%	14%	17%
Customer C	13%	12%	12%	11%
Total	44%	41%	40%	40%

On a consolidated basis, two customers accounted for 31% and 13% of the June 30, 2020 accounts receivable balance, respectively, compared to December 31, 2019, when two customers accounted for 24% and 16% of the accounts receivable balance, respectively. As of June 30, 2020, and December 31, 2019, the accounts receivable balance for Genzyme included $94.3 million and $60.2 million, respectively, of unbilled accounts receivable, which become payable to the Company when the product is sold by Genzyme. The Company does not require collateral from its customers but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The outbreak of COVID-19 will continue to affect economies and business around the world. The Company experienced a modest impact on its Net Product Revenues in the three and six months ended June 30, 2020 and the Company anticipates a continued near-term impact on its financial results as well as ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of its operations. The extent and duration of such effects are highly uncertain and difficult to predict. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as adverse developments in its business, which could further impact the developments, trends and expectations. See the risk factor related to the impact of the coronavirus pandemic, “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$4,955	$3,717	$10,039	$8,536
Research and development	15,917	14,943	29,628	28,776
Selling, general and administrative	24,090	21,169	52,289	45,278
Total stock-based compensation expense	$44,962	$39,829	$91,956	$82,590
Stock-based compensation of $5.5 million and $10.0 million was capitalized into inventory for the three and six months ended June 30, 2020, respectively. Stock-based compensation of $4.3 million and $8.1 million was capitalized into inventory for the three and six months ended June 30, 2019, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
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
The following table sets forth the computation of basic and diluted earnings per common share (in thousands of common shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss), basic and diluted	$(29,183)	$(37,435)	$52,198	$(93,908)
Denominator:
Weighted-average common shares outstanding, basic	180,729	179,048	180,314	178,662
Effect of dilutive securities:
Options to purchase common stock	—	—	1,770	—
Unvested RSUs	—	—	1,733	—
Common stock potentially issuable for ESPP purchases	—	—	317	—
Common shares held by the NQDC	—	—	210	—
Weighted-average common shares outstanding, diluted	180,729	179,048	184,344	178,662
Net Income (Loss) per common share, basic	$(0.16)	$(0.21)	0.29	(0.53)
Net Income (Loss) per common share, diluted	$(0.16)	$(0.21)	0.28	(0.53)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	7,157	7,494	5,386	7,494
Common stock issuable under the 2020 Notes	3,983	3,983	3,983	3,983
Common stock issuable under the 2024 Notes	3,970	3,970	3,970	3,970
Common stock issuable under the 2027 Notes	4,365	—	4,365	—
Unvested RSUs	4,832	4,108	3,099	4,108
Common stock potentially issuable for ESPP purchases	574	482	257	482
Common stock held by the NQDC	210	211	—	211
Total number of potentially issuable shares	25,091	20,248	21,060	20,248
Although the Company’s stock price on June 30, 2020 exceeded the conversion price of $94.15 per share, the potential effect of the capped call transactions and potential shares issuable under the 2020 Notes were excluded from the calculation of diluted loss per share in the three and six months ended June 30, 2020 as they were anti-dilutive using the if-converted method. The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net income (loss) per share as of June 30, 2019 as the Company’s closing stock price on June 30, 2019 did not exceed the conversion price. There is no similar capped call transaction associated with the 2024 Notes or the 2027 Notes.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
See Note 12 – Debt for additional information on the 2027 Notes.
See Note 13 - Debt to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to the 2020 Notes and 2024 Notes and capped call transaction.

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
Contingent Payments
As of June 30, 2020, the Company was subject to contingent payments totaling approximately $616.6 million upon achievement of certain development and regulatory activities and commercial sales milestones, if they occur before certain dates in the future. Of this amount, $235.0 million related to an early stage development program licensed from a third party in the second quarter of 2020, $67.4 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party and $244.0 million related to programs that are no longer being developed.
As of June 30, 2020, the Company recorded a total of $50.2 million of contingent liabilities. See Note 9 to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services. As of June 30, 2020, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $115.7 million.

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our major commercial products, as of June 30, 2020, is provided below:

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
A summary of our ongoing major development programs, as of June 30, 2020, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2 (1)
(1)We expect to start dosing patients in a Phase 1/2 study by the end of 2020. See "Major Product Candidates - BMN 307" in Part I, Item 1 of our Annual Report for further discussion
Uncertainty Relating to the COVID-19 Pandemic

The outbreak of novel coronavirus disease (COVID-19) will continue to affect economies and business around the world. We experienced a modest impact on our net product revenues, total revenues and our overall business operations during the three and six months ended June 30, 2020 and we anticipate a continued near-term impact on our financial results as well as ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of our operations. The extent and duration of such effects are highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as adverse developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
the impact of the COVID-19 pandemic.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during the first half of 2020. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of recent key business developments:
Continued Emphasis on Research and Development
•Vosoritide - In July 2020, we announced that we submitted the Marketing Authorization Application (MAA) to the European Medicines Agency (EMA). Vosoritide is an investigational, once daily injection of an analog of C-type Natriuretic Peptide (CNP) for children with achondroplasia, the most common form of disproportionate short stature in humans. Subject to completion of EMA’s validation check, we anticipate the start of the MAA review to commence in August 2020. We remain on track to submit a New Drug Application (NDA) to the U.S Food and Drug Administration (FDA) in the third quarter of 2020 for vosoritide based on recent meetings with the health authorities. Vosoritide has Orphan Drug designation from the FDA and EMA.
The marketing applications are based on the outcomes from the randomized, double-blind, placebo-controlled, Phase 3 study evaluating the efficacy and safety of vosoritide. The placebo-adjusted increased change from baseline in growth velocity after one year of treatment with vosoritide, the primary endpoint, was 1.6 cm/yr (p<0.0001). An ongoing, open-label, Dose Finding Phase 2 study of vosoritide for achondroplasia demonstrated over 54 months that children in cohort 3 (N=10) of the study, at a dose of 15 µg/kg/day, achieved a statistically significant (p< 0.005) cumulative mean additional height gain of 9.0 cm compared to children, matched for age and gender, in a new natural history achondroplasia dataset (N=619). The study enrolled 121 children aged 5 to 14 with achondroplasia. The results were consistent across the broad patient population studied. Vosoritide was generally well tolerated with mild-to-moderate injection site reactions being the most frequent adverse event; there were no clinically significant blood pressure decreases.

•BMN 331 - In July 2020, we began Investigational New Drug (IND)-enabling studies for our third gene therapy product candidate, BMN 331, for the treatment of hereditary angioedema.

•Valoctocogene roxaparvovec - In May 2020, we announced an update to our previously reported results of an open-label Phase 1/2 study of valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. The four-year update for the 6e13 vg/kg and three-year update for the 4e13 vg/kg cohorts demonstrated that all subjects in both cohorts remained off prophylactic Factor VIII treatment since receiving their single dose of valoctocogene roxaparvovec. In addition, cumulative mean annualized bleed rates (ABR) remain less than one in both cohorts and below pre-treatment baseline levels.

In February 2020, we announced that the FDA accepted for priority review our Biologics License Application (BLA) for valoctocogene roxaparvovec. The Prescription Drug User Fee Act (PDUFA) target action date for the BLA is set for August 21, 2020. In December 2019, the European Medicines Agency (EMA) validated the MAA for valoctocogene roxaparvovec, which has been in review under accelerated assessment since January 2020. In Europe, the MAA filing remains under accelerated assessment, however, as previously communicated, the review procedure was extended by at least 3 months due to COVID-19 delays. Further, as is the case with most filings that initially receive accelerated assessment, there is a high possibility that the MAA will revert to a standard review procedure. Based on these assumptions, the CHMP opinion is expected in late 2020/early 2021.
•BMN 307 - In January 2020, both the FDA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom granted BMN 307 Investigational New Drug (IND) status and approved our Clinical Trial Application (CTA), respectively. Depending on the ongoing impact of COVID-19, we currently believe that dosing in PHEARLESS, our Phase 1/2 study of BMN 307, could begin later in the third quarter. In the meantime, sites are being prepared to open and enroll patients. All subjects participating in the PHEARLESS study will receive product made at commercial scale from our gene therapy manufacturing facility. Both the FDA and EMA have granted BMN 307 Orphan Drug Status.
•Gene therapy manufacturing facility - In January 2020, we announced that significant improvements in productivity at our gene therapy facility had increased capacity for up to 10,000 patients per year, depending on dose and product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$429.5	$387.8	$931.6	$788.5
Cost of sales	$98.0	$77.4	209.3	166.6
Research and development (R&D) expense	$182.1	$185.6	324.4	369.2
Selling, general and administrative (SG&A) expense	$175.4	$160.7	362.7	322.9
Intangible asset amortization and contingent consideration	$14.9	$20.3	30.6	40.1
Gain on sale of nonfinancial assets	$—	$(15.0)	(59.5)	(15.0)
Provision for (benefit from) income taxes	$(13.1)	$(4.5)	6.9	(0.9)
Net Income (Loss)	$(29.2)	$(37.4)	52.2	(93.9)
The decrease in Net Loss for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to the following:
•increased gross profit driven by higher sales volumes; and
•an increase in the benefit from income taxes; partially offset by
•increased SG&A expense primarily due to pre-commercialization activities related to valoctocogene roxaparvovec; and
•the effect of a one-time gain recognized during the three months ended June 30, 2019 due to a third party’s achievement of a commercial sales milestone related to a previously sold intangible asset.
We recognized Net Income for the six months ended June 30, 2020 as compared to a Net Loss for the six months ended June 30, 2019, primarily due to the following:
•increased gross profit driven by higher sales volumes;
•decreased R&D expense primarily due to the capitalization of manufacturing related costs for the commercial production of valoctocogene roxaparvovec, a decrease of costs related to Palynziq for which we obtained European regulatory approval during the second quarter of 2019 and a decrease in tralesinidase alfa clinical manufacturing costs as the program was licensed to a third party in the fourth quarter of 2019; and
•a gain on the sale of nonfinancial assets related to the divestiture and sale of the Firdapse business to a third party; partially offset by
•increased SG&A expense primarily due to pre-commercialization activities related to valoctocogene roxaparvovec and
•an increase in the provision for income taxes.
See “Results of Operations” below for additional information related to the Net Income/(Loss) fluctuations presented above.
Our cash, cash equivalents and investments totaled approximately $1.7 billion as of June 30, 2020, compared to $1.2 billion as of December 31, 2019. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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
The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs will depend on future developments that are highly uncertain at this time. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Except as detailed above, there have been no significant changes to our critical accounting policies, estimates and judgments during the six months ended June 30, 2020, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Results of Operations
Revenues
Net Product Revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net product revenues by product:
Kuvan	$122.6	$113.3	$9.3	$244.6	$220.2	$24.4
Vimizim	116.7	122.7	(6.0)	253.9	248.5	5.4
Naglazyme	81.0	98.2	(17.2)	195.3	185.1	10.2
Palynziq	40.7	18.8	21.9	75.3	31.1	44.2
Brineura	25.8	14.8	11.0	49.8	27.0	22.8
Firdapse	$—	$5.5	$(5.5)	$1.2	$10.6	$(9.4)
Total net product revenues marketed by the Company	$386.8	$373.3	$13.5	$820.1	$722.5	$97.6
Aldurazyme net product revenues marketed by Sanofi Genzyme	32.3	5.8	26.5	88.0	51.1	36.9
Total net product revenues	$419.1	$379.1	$40.0	$908.1	$773.6	$134.5
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
The increase in Net Product Revenues for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributed to the following:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
•Aldurazyme: the increase was primarily attributed to higher sales volume to Genzyme;
•Palynziq: the increase was primarily driven by a combination of revenue from U.S. patients achieving maintenance dosing and new patients initiating therapy;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions; and
•Kuvan: the increase was primarily driven by a U.S. price increase and Kuvan product sales mix; partially offset by
•Naglazyme: the decrease was primarily attributed to decreased sales volume due to timing of orders placed from Latin America and the European region as well as the impact of missed infusions resulting from the COVID-19 pandemic;
•Vimizim: the decrease was primarily attributed to decreased sales volume in the Middle East as well as the impact of missed infusions resulting from the COVID-19 pandemic; and
•Firdapse: the decrease was primarily attributed to the divestiture and sale of the Firdapse business in January 2020.
The increase in Net Product Revenues for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributed to the following:
•Palynziq: the increase was primarily driven by a combination of revenue from U.S. patients achieving maintenance dosing and new patients initiating therapy;
•Aldurazyme: the increase was primarily attributed to higher sales volume to Genzyme;
•Kuvan: the increase was primarily driven by a U.S. price increase and Kuvan product sales mix;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions;
•Naglazyme: the increase was primarily attributed to increased sales North America, Latin America and the European region; partially offset by
•Firdapse: the decrease was primarily attributed to the divestiture and sale of the Firdapse business in January 2020.
We anticipate the COVID-19 pandemic will have a continued near-term impact on future Net Product Revenues as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we are working with our patient community including health care providers to find alternative arrangements where necessary, such as providing infusions at home, we may not be able to accommodate all patients and doses that are missed may never be recouped. See the risk factor “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Sales denominated in USD	$269.3	$218.8	$50.5	$543.8	$454.0	$89.8
Sales denominated in foreign currencies	149.8	160.3	(10.5)	364.3	319.6	44.7
Total Net Product Revenues	$419.1	$379.1	$40.0	$908.1	$773.6	$134.5
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three and six months ending June 30, 2020 was unfavorable by $6.2 million and $10.8 million, respectively, driven primarily by weakening of currencies in Latin American markets relative to the USD, such as the Brazilian Real, Colombian Peso, Mexican Peso and Argentinian Peso. This compares to an unfavorable impact of $6.4 million and $11.7 million for the three and six months ending June 30, 2019, respectively, which were driven primarily by fluctuations in Euro exchange rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold, milestones achieved by licensees or sublicensees, manufacturing and transition services for licensees and rental income associated with the tenants in our facilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Royalty and other revenues	$10.5	$8.7	$1.8	$23.5	$15.0	$8.5
The increase in Royalty and Other Revenues for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due royalties earned on net sales of products sold by our licensees.
The increase in Royalty and Other Revenues for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to license revenues earned from the third-party that licensed tralesinidase alfa from us and royalties earned on net sales of products sold by our licensees.
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
The following table summarizes our Cost of Sales and product gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total Net Product Revenues	$419.1	$379.1	$40.0	$908.1	$773.6	$134.5
Cost of Sales	$98.0	$77.4	$20.5	$209.3	$166.6	$42.8
Product gross margin	76.6%	79.6%	(3.0)%	77.0%	78.5%	(1.5)%
Cost of Sales increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to higher sales volumes. Product gross margin decreased due to the impact of product sales mix wherein a lower proportion of our higher margin products, like Naglazyme and Vimizim were sold as compared to a higher proportion of Aldurazyme which has lower margins.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. Starting in the second quarter of 2019, we have capitalized $72.4 million of manufacturing related costs for the commercial production of valoctocogene roxaparvovec through June 30, 2020 as we believe those costs are likely to be recoverable. See Note 8 to our accompanying Condensed Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Early stage programs	$57.0	$20.1	$36.9	$82.2	$36.8	$45.4
Vosoritide	36.0	28.1	7.9	67.1	60.1	7.0
Valoctocogene roxaparvovec	33.4	50.9	(17.5)	64.2	103.9	(39.7)
PKU gene therapy (BMN 307)	17.6	29.4	(11.8)	35.1	41.2	(6.1)
Other approved products	13.9	16.9	(3.0)	27.8	34.0	(6.2)
Palynziq	12.4	17.2	(4.8)	23.8	40.0	(16.2)
Brineura	6.7	10.7	(4.0)	14.7	21.2	(6.5)
Tralesinidase alfa	0.5	7.0	(6.5)	0.6	15.8	(15.2)
Other	4.6	5.3	(0.7)	8.9	16.2	(7.3)
Total R&D expense	$182.1	$185.6	$(3.5)	$324.4	$369.2	$(44.8)
R&D expense for the three and six months ended June 30, 2020 includes an upfront license fee of $26.3 million related to preclinical programs licensed from a third party. The upfront fee is included as a component of the early stage programs. Excluding the effect of the upfront license fee, R&D expense decreased by $29.8 million for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to the following:
•a decrease in costs related to valoctocogene roxaparvovec, for which capitalization of manufacturing costs began in the second quarter of 2019;
•a decrease in clinical manufacturing costs related to BMN 307 as we completed the manufacturing of clinical product;
•a decrease in tralesinidase alfa clinical manufacturing costs as the program was licensed to a third-party in the fourth quarter of 2019; and
•a decrease in costs related to Palynziq due to completion of studies to support European regulatory approval, which was obtained during the second quarter of 2019.
Excluding the effect of the upfront license fee of $26.3 million related to preclinical programs licensed from a third party, R&D expense decreased by $71.1 million during the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to the following:
•a decrease in costs related to valoctocogene roxaparvovec, for which capitalization of manufacturing costs began in the second quarter of 2019;
•a decrease in costs related to Palynziq due to completion of studies to support European regulatory approval, which was obtained during the second quarter of 2019;
•a decrease in tralesinidase alfa clinical manufacturing costs as the program was licensed to a third-party in the fourth quarter of 2019;
•a decrease in Brineura and other approved products due to completion of studies; and
•a decrease in clinical manufacturing costs related to BMN 307 as we completed the manufacturing of the clinical product.
During 2020, we expect our R&D spending on our current portfolio to be generally flat compared to 2019, primarily due to lower development costs on Palynziq and valoctocogene roxaparvovec, along with the out-licensing of tralesinidase alfa; offset by increased spending on preclinical activities for our early stage development programs.

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
Selling, General and Administrative (SG&A) expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Selling & Marketing expense	$97.0	$87.7	$9.3	$191.9	$171.2	$20.7
General & Administrative expense	78.4	73.0	5.4	170.8	151.7	19.1
Total SG&A expense	$175.4	$160.7	$14.7	$362.7	$322.9	$39.8

	Three Months Ended June 30,			Six Months Ended June 30,
Selling & Marketing expense by product	2020	2019	Change	2020	2019	Change
PKU Products (Kuvan and Palynziq)	$31.0	$33.4	$(2.4)	$61.8	$64.5	$(2.7)
Valoctocogene roxaparvovec	25.6	9.2	16.4	43.7	16.1	27.6
MPS Products (Aldurazyme, Naglazyme and Vimizim)	24.1	27.8	(3.7)	52.6	56.7	(4.1)
Brineura	8.6	10.3	(1.7)	18.8	19.7	(0.9)
Other	7.7	7.0	0.7	15.0	14.2	0.8
Total Selling & Marketing expense	$97.0	$87.7	$9.3	$191.9	$171.2	$20.7
The increase in S&M expense for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily a result of an increase in pre-commercialization activities related to valoctocogene roxaparvovec.
The increase in G&A expense for the three months ended June 30, 2020 as compared to 2019 was primarily due to higher employee-related expenses.
The increase in G&A expense for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to the impact of revaluation of non-USD denominated assets and liabilities and employee-related expenses.
We expect SG&A expense to increase in future periods as a result of the continued global expansion of Palynziq and pre-commercialization efforts related to valoctocogene roxaparvovec and vosoritide.
Contingent Consideration, Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration include:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Changes in the fair value of contingent consideration	$(0.6)	$6.9	$(7.5)	$(0.6)	$19.2	$(19.8)
Amortization of intangible assets	15.5	13.4	2.1	31.2	20.9	10.3
Total intangible asset amortization and contingent consideration	$14.9	$20.3	$(5.4)	$30.6	$40.1	$(9.5)

Gain on sale of nonfinancial assets	$—	$15.0	$(15.0)	$59.5	$15.0	$44.5
Fair value of contingent consideration – there was no significant change in the fair value of the contingent consideration for the three and six months ended June 30, 2020. The changes in the fair value of the contingent consideration for the three and six months ended June 30, 2019 were attributable to changes in the estimated probability of achieving development milestones, primarily related to the progress of the Palynziq program toward European MAA approval.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Amortization of intangible assets – the increase in the three and six months ended June 30, 2020 was primarily due to the Palynziq acquired in-process research and development assets that were placed into service following EU marketing approval in May 2019.
Gain on Sale of Nonfinancial Assets – we recognized a gain of $59.5 million in the six months ended June 30, 2020 due to the divestiture and sale of Firdapse compared to a gain of $15.0 million in the three and six months ended June 30, 2019 due to a third party's achievement of a commercial sales milestone related to a previously sold intangible asset. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional discussion on this transaction.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest income was comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest income	$4.3	$5.9	$(1.6)	$9.5	$12.2	$(2.7)
The decrease in interest income for the three and six months ended June 30, 2020 compared to 2019 was primarily due to lower interest rates.
We expect interest income to be lower over the next 12 months due to lower interest rates and yields on our cash equivalents and investments, partially offset by higher total liquidity.
Interest Expense
We incur interest expense on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total interest expense	$8.0	$6.9	$1.1	$15.0	$13.6	$1.4
The interest expense on convertible debt for the three and six months ended June 30, 2020 compared to 2019 was higher due primarily to the issuance of the 2027 Notes.
We expect interest expense to be lower over the next 12 months due to the settlement of the 2020 Notes, partially offset by increased interest expense for the 2027 Notes.
See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional information related to our convertible debt.
Provision for (benefit from) Income Taxes
The following table summarizes our income tax provision (benefit):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Provision for (benefit from) income taxes	$(13.1)	$(4.5)	$(8.6)	$6.9	$(0.9)	$7.8
Tax expense (benefit) was computed using a forecasted annual effective tax rate for the three and six months ended June 30, 2020 and 2019. Provision for income taxes for the three and six months ended June 30, 2020 and 2019 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits and R&D credits.
On March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law which lifts certain limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The CARES Act allows taxpayers to now carryback net operating losses (NOLs) to the prior five years for NOLs originating during 2018 through 2020 and eliminates the 80% limitation allowing taxpayers to fully offset 100% of taxable income in 2018, 2019 or 2020. The CARES Act also allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the full amount rather than over a period of years. Taxpayers may

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
generally deduct interest up to 50% of adjusted taxable income plus business interest income which was previously limited to 30% for tax years beginning January 1, 2019 and 2020. The CARES Act also raises the charitable deduction limit to 25% of taxable income and reinstates qualified improvement property eligible for 15-year classification and 100% bonus depreciation. On June 29, California enacted legislative changes (AB 85) which suspended California net operating loss utilization for years 2020 through 2022. In addition, an annual cap of $5 million was imposed on the amount of business incentive tax credits companies can utilize. The enactment of both the CARES Act and California AB 85 did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2020, or to our net deferred tax assets as of June 30, 2020.
Additionally, in the first quarter of 2020, it came to our attention that certain historical transactions may be interpreted to be subject to withholding tax regulation. We recorded a reserve as of June 30, 2020 to reflect the uncertain tax position.

Financial Position, Liquidity and Capital Resources
As of June 30, 2020, we had approximately $1.7 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of June 30, 2020, $195.3 million of our $1.7 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our liquidity and capital resources as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$818.9	$437.4	$381.5
Short-term investments	561.4	316.4	245.0
Long-term investments	323.1	412.0	(88.9)
Cash, cash equivalents and investments	$1,703.4	$1,165.8	$537.6

Total convertible debt, net	$1,443.3	$848.1	$595.2
Our cash flows for the six months ended June 30, 2020 and 2019 are summarized as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)

	2020	2019	Change
Cash and cash equivalents at the beginning of the period	$437.4	$494.0	$(56.6)
Net cash provided by (used in) operating activities	12.5	(79.2)	91.7
Net cash used in investing activities	(171.3)	(30.8)	(140.5)
Net cash provided by (used in) financing activities	544.0	(76.7)	620.8
Foreign exchange impact	(3.7)	0.3	(4.0)
Cash and cash equivalents at the end of the period	$818.9	$307.6	$511.2
Short-term and long-term investments	884.5	798.5	86.0
Cash, cash equivalents and investments	$1,703.4	$1,106.1	$597.3
Cash Provided by (Used in) Operating Activities
Cash provided by operating activities increased by $91.7 million to $12.5 million in the six months ended June 30, 2020, compared to $79.2 million used in the six months ended June 30, 2019. The increase is primarily attributed to the timing of cash receipts from our licensees and sublicensees partially offset by timing of payments to vendors and higher inventory levels.
Cash Used in Investing Activities
Net cash used in investing activities in the six months ended June 30, 2020 increased by $140.5 million to $171.3 million, compared to $30.8 million used during the six months ended June 30, 2019. The increase is primarily attributable to lower maturities and sales of available-for-sale debt securities offset by the receipt of $67.2 million in cash due to the divestiture and sale of Firdapse assets to a third party.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2020 increased by $620.8 million to $544.0 million compared to $76.7 million used during the six months ended June 30, 2019 due primarily to the proceeds from the issuance of the 2027 Notes and an increase in proceeds from the exercise of awards under our equity incentive plans, partially offset by the repurchase of our common stock.
Other Information
Our $1.5 billion (undiscounted) of total convertible debt as of June 30, 2020 will impact our liquidity due to the semi-annual cash interest payments. As of June 30, 2020, our indebtedness consisted of the 2020 Notes, the 2024 Notes and the 2027 Notes (collectively, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020, August 2024 and May 2027 respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
In the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option. In addition, the 2020 Notes have been freely convertible since July 15, 2020. We plan to use the net proceeds we received from the issuance of the 2027 Notes to repay the principal balance of the 2020 Notes. We have elected to settle conversions of the 2020 Notes in cash up to the principal amount of the 2020 Notes, shares of our common stock in respect of conversion value in excess thereof, and cash in lieu of any fractional shares. We have reclassified all of the outstanding principal of the 2020 Notes as a current liability as there are fewer than twelve months remaining until maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
In October 2018, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable, except that if at least $100.0 million aggregate principal amount of the 2020 Notes remain outstanding on August 1, 2020 and certain other conditions have not been met, we may be required to repay all amounts borrowed under the 2018 Credit Facility on August 1, 2020. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of June 30, 2020, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.
For additional information related to our convertible debt see Note 12 to our accompanying Condensed Consolidated Financial Statements and Note 13 - Debt included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Funding Commitments
We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:
•The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations, and financial condition;
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of June 30, 2020 were as follows:

Since Program Inception

Palynziq	$713.2
Valoctocogene roxaparvovec	$658.0
Vosoritide	$507.0
Brineura	$341.2
PKU gene therapy	$142.4
Other approved products	$1,142.9
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of June 30, 2020 are presented in the table below.

	Payments Due Within
	1 year or less	>1 -3 Years	> 3 - 5 Years	More Than 5 Years	Total
2027 Notes and related interest (1)	$3.8	$15.0	$22.5	$611.3	$652.6
2024 Notes and related interest	1.5	5.9	500.9	—	508.3
2020 Notes and related interest	377.8	—	—	—	377.8
R&D and purchase commitments	100.5	15.2	—	—	115.7
Leases	8.0	23.8	22.4	15.2	69.4
Total	$491.6	$59.9	$545.8	$626.5	$1,723.8
(1) Refer to Note 12 to our accompanying Condensed Consolidated Financial Statements for additional discussion of the 2027 Notes, issued in the second quarter of 2020.
As of June 30, 2020, we were also subject to contingent payments totaling approximately $616.6 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $235.0 million related to an early stage development program licensed from a third party in the second quarter of 2020, $67.4 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $244.0 million related to programs that are no longer being developed.
As of June 30, 2020, we recorded $50.2 million of contingent consideration on our Condensed Consolidated Balance Sheets, all of which was long-term.
See Note 17 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the six months ended June 30, 2020 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
(b) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We believe that our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

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
On January 30, 2020, the World Health Organization (the WHO) declared that the recent novel coronavirus disease (COVID-19) outbreak was a public health emergency of international concern, and on March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “work-from-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. We experienced a modest impact on our product revenues in the second quarter of 2020 from COVID-19, and we expect that the outbreak may continue to adversely impact our near-term financial results and our business generally. Ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of our business and operations, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, and the duration of such effects, are highly uncertain and difficult to predict. We anticipate that COVID-19 will likely continue to have an adverse impact on our business, results of operations, and financial condition.
The continued spread of COVID-19 has adversely affected and will likely continue to adversely impact our product development programs, including preclinical study and clinical trial operations. We have been, and will likely continue to be, unable to initiate or continue conducting clinical trials as originally planned due to the prioritization of hospital resources toward the outbreak, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients or their heightened exposure to COVID-19, potential unwillingness of patients to enroll or continue in trials for fear of exposure to COVID-19 at sites, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or otherwise interrupt healthcare services. For example, we experienced delays in certain clinical trials and have had to reevaluate expected timelines for those trials. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, COVID-19 could postpone necessary interactions with regulators regarding our products in development and could delay review or approval of our regulatory submissions. For example, we expect European Medicines Agency (EMA) action dates to be extended by at least three months due to COVID-19 delays and, as is the case with most filings that initially receive accelerated assessment, we believe there is a high possibility that our Marketing Authorization Application (MAA) for valoctocogene roxaparvovec will revert to a standard review. Because of the combination of these events, we now expect an EMA approval decision in late 2020 or early 2021, rather than earlier in 2020.
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

Our commercial operations have also been, and will likely continue to be, adversely impacted by the COVID-19 pandemic. Many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Treating COVID-19 patients has become the priority for many healthcare facilities and workers, so it has become, and may continue to be, difficult for some of our patients to receive our therapies that are administered by infusion. Although we are working with our patient community, including healthcare providers, to find alternative arrangements where necessary, such as providing infusions at home, we may not be able to accommodate all patients and doses that are missed may never be recouped. Moreover, some patients may choose to skip infusions because they do not want to risk exposure to COVID-19 by having a healthcare provider administer the therapy at a healthcare facility or at home. The pandemic has also hindered our ability to find new patients and start treating newly found patients, and it has limited our sales force’s ability to promote our products to distributors, hospitals, clinics, doctors and pharmacies, which could adversely affect our revenues and results of operations.
In addition, COVID-19 could adversely affect our workforce and the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-from-home policies for employees whose jobs do not require them to be onsite. Increased reliance by us and the companies with which we do business on personnel working from home may negatively impact productivity, increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations. For our employees whose jobs require them to be onsite, we have taken precautions to avoid the spread of COVID-19 among our employees, but we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations.
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
As of June 30, 2020, we had cash, cash equivalents and investments totaling $1.7 billion and debt obligations of $1.5 billion (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes), our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes and, together with the 2020 Notes and 2024 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020, August 2024, and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of June 30, 2020, we had $1.5 billion (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes, $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. Our indebtedness may:
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
Our outstanding indebtedness consists primarily of the 2020 Notes, 2024 Notes, and 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in October 2020, August 2024, and May 2027, respectively. In addition, in the event the conditional conversion feature of the 2020 Notes is triggered, holders of the 2020 Notes will be entitled to convert the 2020 Notes at any time during specified periods at their option, and the 2020 Notes will be freely convertible on or after July 15, 2020. We may elect to settle conversions of the 2020 Notes in cash, in whole or in part, which could further affect our liquidity. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon such events, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. There remain judicial and congressional challenges to certain aspects of the PPACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, the U.S. President has signed several Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties for not complying with the PPACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court announced that it would review this case and expects to hear oral arguments in the fall. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the U.S. Presidential administration’s budget proposal for the fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, place limits on pharmaceutical price increases. Moreover, the U.S. Presidential administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, the current U.S. President announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including, among other things, one that directs the U.S. Department of Health and Human Services (HHS) to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada and one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers. Although a number of these and other measures may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and foreign laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has increased our compliance costs and may increase our potential liability. The CCPA has prompted a number of proposals for new federal and state privacy legislation, including a November 2020 California ballot measure that would substantially expand the requirements of the CCPA. If passed, these proposals could increase our potential liability, increase our compliance costs and adversely affect our business.
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
The GDPR and other European data protection laws generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom (U.K.) and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been the European Commission’s Standard Contractual Clauses. However, the Court of Justice issued a decision that called into question whether the Standard Contractual Clauses can lawfully be used for transfers of personal information from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses, on which we have relied for personal information transfers from Europe to the United States and other countries. Authorities in the U.K. and Switzerland may similarly question the viability of the Standard Contractual Clauses, as a mechanism for the lawful transfer of personal information from those countries to the United States. Furthermore, it is unclear whether transfer of personal information from Europe to the U.K. will remain lawful after the post-Brexit transition period ends on December 31, 2020 and what if any transfer mechanisms will be available for such transfers. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe. In addition, we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe may also restrict our clinical trials activities in Europe and limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain foreign countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians (including certain other healthcare professionals) and teaching hospitals, as well as investment and ownership interests held by such physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, manufacturers will also be required to report on payments or transfers of value, and ownership and investment interests held, during the previous year to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many foreign countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted foreign legislation creates reporting obligations on payments, gifts and benefits made to these professionals; however, implementing regulations enacting such laws are still pending and subject to varying interpretations by courts and government agencies. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
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
•Patents have limited duration and expire. For example, certain of our patents related to Aldurazyme expired in November 2019 and the other patents related to Aldurazyme expire by November 2020.
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
Our valuation and stock price may have no meaningful relationship to current or historical earnings, asset values, book value or many other criteria based on conventional measures of stock value. The market price of our common stock will fluctuate due to factors including:
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction, and further provides that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provision, including consent to the personal jurisdiction of the Court of Chancery of the State of Delaware related to any action covered by such provision. While the Delaware courts have determined that such choice of forum provision is facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Except as disclosed in our Current Report on Form 8-K filed with the SEC on May 14, 2020, there were no sales of unregistered equity securities during the quarter ended June 30, 2020.
The table below summarizes shares of Common Stock we repurchased in privately negotiated transactions with purchasers of the 2027 Notes. We have no publicly announced repurchase plans or programs.

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs
April 1, 2020 - April 30, 2020	—	—	—	—
May 1, 2020 - May 31, 2020	518,296	$96.47	0.00	$0.00
June 1, 2020 - June 30, 2020	—	—	—	—

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

4.1
Base Indenture, dated May 14, 2020, between the Company and U.S. Bank National Association, as Trustee, including the Form of Global Note, representing the Company’s 1.25% Senior Subordinated Convertible Notes due 2027, as Exhibit A thereto, previously filed with the SEC on May 14, 2020 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, are embedded within the Inline XBRL document.
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
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: August 4, 2020	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Chief Financial Officer