Form 10-Q
period 2020-09-30
BIOMARIN PHARMACEUTICAL INC
filed 2020-11-06
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 181,529,667 shares of common stock, par value $0.001, outstanding as of October 23, 2020.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2020 and December 31, 2019
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,015,675	$437,446
Short-term investments	489,998	316,361
Accounts receivable, net	411,712	377,404
Inventory	700,847	680,275
Other current assets	120,747	130,657
Total current assets	2,738,979	1,942,143
Noncurrent assets:
Long-term investments	265,122	411,978
Property, plant and equipment, net	1,015,062	1,010,868
Intangible assets, net	427,172	456,580
Goodwill	196,199	197,039
Deferred tax assets	1,396,547	549,422
Other assets	119,009	122,009
Total assets	$6,158,090	$4,690,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$480,403	$570,621
Short-term convertible debt, net	374,290	361,882
Total current liabilities	854,693	932,503

Noncurrent liabilities:
Long-term convertible debt, net	1,074,164	486,238
Long-term contingent consideration	54,103	50,793
Other long-term liabilities	121,237	98,124
Total liabilities	2,104,197	1,567,658
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 181,492,344 and 179,838,114 shares issued and outstanding, respectively.	181	180
Additional paid-in capital	4,937,791	4,832,707
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(10,756)	(9,961)
Accumulated other comprehensive income	10,385	20,164
Accumulated deficit	(883,708)	(1,720,709)
Total stockholders’ equity	4,053,893	3,122,381
Total liabilities and stockholders’ equity	$6,158,090	$4,690,039
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

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2020 and 2019
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Net product revenues	$460,741	$450,900	$1,368,816	$1,224,458
Royalty and other revenues	16,043	10,197	39,522	25,147
Total revenues	476,784	461,097	1,408,338	1,249,605
OPERATING EXPENSES:
Cost of sales	188,793	96,949	398,134	263,567
Research and development	147,053	172,963	471,449	542,195
Selling, general and administrative	179,450	170,112	542,157	493,024
Intangible asset amortization and contingent consideration	17,429	17,063	48,018	57,114
Gain on sale of nonfinancial assets	—	—	(59,495)	(15,000)
Total operating expenses	532,725	457,087	1,400,263	1,340,900
INCOME (LOSS) FROM OPERATIONS	(55,941)	4,010	8,075	(91,295)

Equity in the loss of BioMarin/Genzyme LLC	(921)	(551)	(1,077)	(780)
Interest income	4,004	5,340	13,539	17,537
Interest expense	(9,597)	(2,937)	(24,560)	(16,530)
Other income, net	1,239	3,960	1,886	6,038
INCOME (LOSS) BEFORE INCOME TAXES	(61,216)	9,822	(2,137)	(85,030)
Benefit from income taxes	(846,019)	(45,214)	(839,138)	(46,158)
NET INCOME (LOSS)	$784,803	$55,036	$837,001	$(38,872)
NET INCOME (LOSS) PER SHARE, BASIC	$4.33	$0.31	$4.63	$(0.22)
NET INCOME (LOSS) PER SHARE, DILUTED	$4.01	$0.30	$4.39	$(0.22)
Weighted average common shares outstanding, basic	181,142	179,289	180,592	178,873
Weighted average common shares outstanding, diluted	197,674	185,924	194,959	178,873

COMPREHENSIVE INCOME (LOSS)	$765,138	$74,600	$827,222	$(7,140)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2020 and 2019
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Shares of common stock, beginning balances (1)	181,148	179,433	179,838	178,253
Issuances under equity incentive plans	344	171	2,172	1,351
Repurchase of common stock	—	—	(518)	—
Shares of common stock, ending balances	181,492	179,604	181,492	179,604

Total stockholders' equity, beginning balances (1)	$3,236,679	$2,960,954	$3,122,381	$2,967,940
Common stock:
Beginning balances (1)	181	179	180	178
Issuances under equity incentive plans, net of tax	—	1	1	2
Ending balance	181	180	181	180
Additional paid-in capital:
Beginning balance (1)	4,885,637	4,744,316	4,832,707	4,669,926
Issuances under equity incentive plans, net of tax	7,319	(1,294)	17,601	(19,183)
Stock-based compensation	44,757	40,144	136,688	122,212
Repurchase of common stock	—	—	(50,000)	—
Common stock held by the NQDC	78	(250)	795	(692)
Accounting impact of NQDC Plan change	—	—	—	10,653
Ending balance	4,937,791	4,782,916	4,937,791	4,782,916
Treasury stock:
Beginning balance (1)	—	—	—	—
Purchase of treasury stock	—	—	(50,000)	—
Retirement of treasury stock	—	—	50,000	—
Ending balance	—	—	—	—
Company common stock held by the NQDC:
Beginning balance (1)	(10,678)	(10,211)	(9,961)	(13,301)
Common stock held by the NQDC	(78)	250	(795)	692
Accounting impact of NQDC Plan change	—	—	—	2,648
Ending balance	(10,756)	(9,961)	(10,756)	(9,961)
Accumulated other comprehensive income:
Beginning balance (1)	30,050	17,439	20,164	5,271
Other comprehensive income (loss)	(19,665)	19,564	(9,779)	31,732
Ending balance	10,385	37,003	10,385	37,003
Accumulated Deficit:
Beginning balance (1)	(1,668,511)	(1,790,769)	(1,720,709)	(1,694,134)
Impact of change in accounting principles	—	—	—	(2,727)
Net income (loss)	784,803	55,036	837,001	(38,872)
Ending balance	(883,708)	(1,735,733)	(883,708)	(1,735,733)
Total stockholders' equity, ending balances	$4,053,893	$3,074,405	$4,053,893	$3,074,405
(1)The beginning balances for the nine-month periods were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the years ended December 31, 2019 and 2018, respectively, filed with the SEC on February 27, 2020.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2020 and 2019
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$837,001	$(38,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,814	79,510
Non-cash interest expense	14,766	9,395
Amortization of premium (accretion of discount) on investments	175	(1,897)
Stock-based compensation	142,125	121,763
Gain on sale of nonfinancial assets	(59,495)	(15,000)
Inventory write-off, net of stock-based compensation	75,609	—
Deferred income taxes	(854,199)	(59,780)
Unrealized foreign exchange loss	9,082	784
Non-cash changes in the fair value of contingent consideration	1,352	5,646
Other	388	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,915)	(61,803)
Inventory	(73,310)	(52,571)
Other current assets	32,848	(13,259)
Other assets	(5,543)	(7,112)
Accounts payable and accrued liabilities	(76,174)	21,747
Other long-term liabilities	9,225	2,386
Net cash provided by (used in) operating activities	98,749	(9,081)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(83,286)	(94,241)
Maturities and sales of investments	345,224	635,678
Purchases of available-for-sale securities	(369,942)	(528,497)
Proceeds from sale of nonfinancial assets	67,159	15,000
Purchase of intangible assets	(14,369)	(8,323)
Investment in convertible note	(8,709)	—
Other	(725)	(1,747)
Net cash provided by (used in) investing activities	(64,648)	17,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	60,268	21,768
Taxes paid related to net share settlement of equity awards	(42,667)	(40,951)
Payment of contingent acquisition consideration	—	(57,508)
Repurchase of common stock	(50,000)	—
Proceeds from convertible senior subordinated note offering, net	585,752	—
Principal repayments of financing leases	(6,080)	(2,025)
Net cash provided by (used in) financing activities	547,273	(78,716)
Effect of exchange rate changes on cash	(3,145)	(835)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	578,229	(70,762)
Cash and cash equivalents:
Beginning of period	$437,446	$493,982
End of period	$1,015,675	$423,220
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$4,355	$6,088
Cash paid for interest	$5,615	$5,777
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(13,281)	$(5,801)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	$(3,043)	$2,053
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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other period.
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
Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q, and has concluded that, except for the maturity and settlement of our convertible debt discussed in Note 12 - Debt, there were no subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies disclosed in Note 3 – Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(4) RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 – Basis of Presentation, there have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the FASB during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that the Company believes are of significance or potential significance to the Company.

(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at September 30, 2020 and December 31, 2019.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$378,705	$—	$—	$378,705	$378,705	$—	$—

Level 2:
Money market instruments	557,006	—	—	557,006	557,006	—	—
Corporate debt securities	435,954	4,558	(14)	440,498	—	280,000	160,498
U.S. government agency securities	361,336	2,182	(1)	363,517	79,964	199,559	83,994
Asset-backed securities	23,430	129	—	23,559	—	3,639	19,920
Commercial paper	6,800	—	—	6,800	—	6,800	—
Foreign and other	549	161	—	710	—	—	710
Subtotal	1,385,075	7,030	(15)	1,392,090	636,970	489,998	265,122
Total	$1,763,780	$7,030	$(15)	$1,770,795	$1,015,675	$489,998	$265,122

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$259,347	$—	$—	$259,347	$259,347	$—	$—

Level 2:
Money market instruments	173,100	—	—	173,100	173,100	—	—
Corporate debt securities	518,523	3,575	(12)	522,086	—	233,294	288,792
U.S. government agency securities	209,633	993	(67)	210,559	4,999	83,067	122,493
Foreign and other	549	145	(1)	693	—	—	693
Subtotal	901,805	4,713	(80)	906,438	178,099	316,361	411,978
Total	$1,161,152	$4,713	$(80)	$1,165,785	$437,446	$316,361	$411,978
(1)    The Company’s short-term marketable securities mature in one year or less.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(2)    The Company’s long-term marketable securities mature between one and five years.
As of September 30, 2020, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.
The Company has three investments in non-marketable equity securities, measured using unobservable valuation inputs remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s strategic investments was $8.0 million and $6.2 million, respectively. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(6) GOODWILL AND INTANGIBLE ASSETS
Intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
Intangible assets:
Finite-lived intangible assets	$638,468	$652,734
Accumulated amortization	(211,296)	(196,154)
Net carrying value	$427,172	$456,580
In January 2020, the Company completed the sale of worldwide rights to Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome, to a third party in exchange for a one-time cash payment of $67.2 million plus residual royalties. Under the terms of the agreement, the Company agreed to provide certain transition services to the third-party purchaser, such as customer sales and support, for up to 12 months after the closing of the transaction. During the first quarter of 2020, the Company recognized a before-tax net gain of $59.5 million related to the sale of the Firdapse intellectual property (IP) and existing inventory. Additionally, the Company recognized a $0.8 million reduction to goodwill and disposed of $32.2 million in intangible assets, including related accumulated amortization of $31.6 million, as a result of the sale of Firdapse.
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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Building and improvements	$756,479	$725,906
Manufacturing and laboratory equipment	402,357	366,951
Computer hardware and software	187,722	167,554
Land	90,418	90,418
Leasehold improvements	52,479	51,324
Furniture and equipment	39,360	38,569
Land improvements	7,349	7,349
Construction-in-progress	92,581	111,897
	1,628,745	1,559,968
Accumulated depreciation	(613,683)	(549,100)
Total property, plant and equipment, net	$1,015,062	$1,010,868
The construction-in-progress balance primarily included costs related to significant in-progress projects at the Company's facilities in Marin County, California, and Shanbally, Ireland.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$22,187	$24,238	$65,749	$67,206
Depreciation capitalized into inventory	$10,883	$9,807	$34,053	$24,894

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$73,857	$74,442
Work-in-process	296,685	349,978
Finished goods	330,305	255,855
Total inventory	$700,847	$680,275
Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. Starting in the second quarter of 2019, the Company believed that material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale had been significantly reduced and included the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec in inventory. A number of factors were taken into consideration based on the information available at the time, including the status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. If the marketing application is rejected, the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec will be expensed to Research and Development (R&D).
In the third quarter of 2020, the Company unexpectedly received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) and a Joint Assessment Report from the European Medicines Agency (EMA) respectively, both indicating that the Company’s regulatory applications for valoctocogene roxaparvovec could not be approved in their present form and requested additional safety and efficacy data from the ongoing Phase 3 study. The Company evaluated the impact of the new requirement for Phase 3 data that is currently unknown and determined the value of the pre-launch inventory was no longer recoverable due to delays in anticipated regulatory approvals. As a result, the Company adjusted the pre-launch inventory to zero, its net realizable value, and recorded $81.2 million to Cost of Sales in the three and nine months ended September 30, 2020.
Accounts Payable and Accrued Liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accounts payable and accrued operating expenses	$218,021	$240,981
Accrued compensation expense	137,415	192,467
Accrued rebates payable	65,999	57,163
Accrued royalties payable	20,426	30,797
Lease liabilities	10,930	10,700
Value added taxes payable	7,222	8,395
Forward foreign currency exchange contracts	7,774	10,448
Deferred revenue	3,240	13,037
Other	9,376	6,633
Total accounts payable and accrued liabilities	$480,403	$570,621

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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of September 30, 2020 and December 31, 2019. Other than the Company’s fixed-rate convertible debt disclosed in Note 12 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of September 30, 2020 or December 31, 2019.

	Fair Value Measurements at September 30, 2020
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$1,902	$—	$1,902
Other assets:
NQDC Plan assets	17,652	—	17,652
Restricted investments (1)	2,987	—	2,987
Total other assets	20,639	—	20,639
Total assets	$22,541	$—	$22,541
Liabilities:
Current liabilities:
NQDC Plan liability	$1,902	$—	$1,902
Other long-term liabilities:
NQDC Plan liability	17,652	—	17,652
Contingent consideration	—	54,103	54,103
Total other long-term liabilities	17,652	54,103	71,755
Total liabilities	$19,554	$54,103	$73,657

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
(1)    The restricted investments at September 30, 2020 and December 31, 2019 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three and nine months ended September 30, 2020. The following table represents a roll forward of contingent consideration.

Contingent consideration at December 31, 2019	$50,793
Changes in fair value of contingent consideration	1,352
Foreign exchange remeasurement of Euro denominated contingent acquisition consideration	1,958
Contingent consideration at September 30, 2020	$54,103

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as hedging instruments and have maturities up to two and a half years. The Company also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments and have maturities up to three months. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
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

Foreign Exchange Contracts	September 30, 2020	December 31, 2019
Sell	$729,998	$820,546
Purchase	$163,116	$212,348
The following table summarizes the aggregate notional amounts for the Company’s derivatives not designated as hedging instruments outstanding as of the periods presented.

Foreign Exchange Contracts	September 30, 2020	December 31, 2019
Sell	$41,031	$77,335
Purchase	$30,031	$30,818
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$13,537	$19,584
Other assets	4,621	13,539
Subtotal	$18,158	$33,123

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$7,704	$8,184
Other long-term liabilities	4,406	5,493
Subtotal	$12,110	$13,677

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$16	$469
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$70	$2,264

Total Derivatives Assets	$18,174	$33,592
Total Derivatives Liabilities	$12,180	$15,941
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

	Three Months Ended
	September 30, 2020		September 30, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$460,741	$2,693	$450,900	$6,196
Operating expenses as reported	$532,725	$(815)	$457,087	$(1,388)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$4,166		$(1,286)

	Nine Months Ended
	September 30, 2020		September 30, 2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$1,368,816	$17,301	$1,224,458	$11,171
Operating expenses as reported	$1,400,263	$(4,274)	$1,340,900	$(1,885)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$9,600		$(5,182)
As of September 30, 2020, the Company expected to reclassify unrealized gains of $4.8 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenue and operating expense transactions occur over the next 12 months. For additional discussion of balances in AOCI see Note 13 – Accumulated Other Comprehensive Income.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(11) LEASES
The following table presents the Company’s right-of-use (ROU) assets and lease liabilities as of September 30, 2020:

Lease Classification	Classification	September 30, 2020	December 31, 2019
Assets:
Operating	Other Assets	$45,764	$49,045
Financing	Other Assets	12,018	10,389
Total ROU assets		$57,782	$59,434
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$7,813	$7,451
Financing	Accounts payable and accrued liabilities	3,117	3,249
Noncurrent:
Operating	Other long-term liabilities	40,831	44,092
Financing	Other long-term liabilities	4,570	6,708
Total lease liabilities		$56,331	$61,500
Maturities of lease liabilities as of September 30, 2020 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
Remainder of 2020	$3,460	$940	$4,400
2021	9,908	3,080	12,988
2022	9,095	2,375	11,470
2023	8,055	1,797	9,852
2024	6,253	48	6,301
Thereafter	21,714	20	21,734
Total lease payments	58,485	8,260	66,745
Less: Interest	(9,841)	(573)	(10,414)
Present value of lease liabilities	$48,644	$7,687	$56,331

Lease costs associated with payments under the Company’s leases were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating (1)	Operating Expenses	$3,227	$3,535	$8,953	$9,946
Financing:
Amortization	Operating Expenses	841	600	2,307	1,811
Interest expense	Operating Expenses	111	142	352	455
Total lease costs		$4,179	$4,277	$11,612	$12,212
 (1)    Includes short-term leases and variable lease costs, both of which were not material in the periods presented.
The following table includes the weighted average remaining lease terms and the weighted average discount rate used to calculate the present value of the Company’s lease liabilities:

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Other Information	September 30, 2020	September 30, 2019
Weighted average remaining lease term (in years):
Operating leases	7.1	8.0
Financing leases	2.8	4.2

Weighted average discount rate:
Operating leases	5.1%	5.2%
Financing leases	5.2%	5.4%
    As of September 30, 2020, one operating lease is expected to commence in the fourth quarter of 2020.

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$7,007	$5,918
Financing leases	$354	$454
Cash used in financing activities:
Financing leases	$6,080	$2,027
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,299	$9,268
Financing leases	$3,941	$72

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(12) DEBT
Convertible Notes
As of September 30, 2020, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.5 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	September 30, 2020	December 31, 2019
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$—
Unamortized discount	(12,792)	—
Unamortized deferred offering costs	(709)	—
2027 Notes, net	586,499	—

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(5,470)	(6,533)
Unamortized deferred offering costs	(1,865)	(2,229)
2024 Notes, net	487,665	486,238

1.50% senior subordinated convertible notes due in October 2020 (the 2020 Notes)	374,993	374,993
Unamortized discount	(649)	(12,078)
Unamortized deferred offering costs	(54)	(1,033)
2020 Notes, net (1)	374,290	361,882

Total convertible debt, net	$1,448,454	$848,120

Fair value of fixed rate convertible debt (2):
2027 Notes	$590,010	$—
2024 Notes	517,730	521,839
2020 Notes	374,997	405,679
Total fair value of fixed rate convertible debt	$1,482,737	$927,518
(1)    The 2020 Notes are classified as a current liability in the periods presented because they matured on October 15, 2020 and were settled in cash for approximately $375.0 million. No shares were issued in connection with the settlement as the Company’s share price did not exceed the conversion price of $94.15, as measured over a 25-day averaging period, and the capped call transaction entered into concurrently with the issuance of notes was not triggered. The Company incurred no gain or loss upon the extinguishment of the 2020 Notes.

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
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accretion of discount on convertible notes	$4,696	$4,005	$13,201	$11,860
Coupon interest expense	4,255	2,271	9,443	6,681
Amortization of debt issuance costs	535	508	1,565	1,522
Total interest expense on convertible debt	$9,486	$6,784	$24,209	$20,063

2027 Notes
In May 2020, the Company issued $600.0 million in aggregate principal amount of senior subordinated unsecured convertible notes with a maturity date of May 15, 2027. The 2027 Notes were issued to the public at par value and bear interest at the rate of 1.25% per annum. Interest is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning November 15, 2020. The 2027 Notes are convertible, at the option of the holder into shares of the Company’s common stock. The initial conversion rate for the 2027 Notes is 7.2743 shares per $1,000 principal amount of the 2027 Notes, which represents a conversion price of approximately $137.47 per share, subject to adjustment under certain conditions. Following certain corporate transactions, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2027 Notes in connection with such corporate transactions by a number of additional shares of the Company’s common stock. A holder may convert fewer than all of such holder’s 2027 Notes so long as the amount of the 2027 Notes converted is an integral multiple of $1,000 principal amount. Net proceeds from the offering were $585.8 million. In connection with the issuance of the 2027 Notes, the Company recorded a discount on the 2027 Notes of $13.5 million, which will be accreted and recorded as additional interest expense over the life of the 2027 Notes. The Company also incurred $0.7 million of issuance costs, which were deferred and are being amortized over the life of the 2027 Notes and recorded as additional interest expense.
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
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021, at which time all outstanding amounts become due and payable. The Company incurred approximately $1.0 million of issuance costs, which are amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of September 30, 2020, and December 31, 2019, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility. As of September 30, 2020, the Company and certain of its subsidiaries that served as guarantors were in compliance with all covenants.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019.

	Condensed Consolidated Statement of Comprehensive Income (Loss) Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Gains (losses) on cash flow hedges:
Forward contracts	Net product revenues	$2,693	$6,196	$17,301	$11,171
Forward contracts	Operating expenses	(815)	(1,388)	(4,274)	(1,885)
Total gain (loss) on cash flow hedges		$1,878	$4,808	$13,027	$9,286
The following tables summarize changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at June 30, 2020	$22,963	$7,087	$—	$30,050
Other comprehensive income (loss) before reclassifications	(16,094)	(2,201)	—	(18,295)
Less: net gain (loss) reclassified from AOCI	1,878	—	—	1,878
Tax effect	—	508	—	508
Net current-period other comprehensive income (loss)	(17,972)	(1,693)	—	(19,665)
AOCI balance at September 30, 2020	$4,991	$5,394	$—	$10,385

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at June 30, 2019	$14,181	$3,271	$(13)	$17,439
Other comprehensive income (loss) before reclassifications	23,973	522	(3)	24,492
Less: gain (loss) reclassified from AOCI	4,808	—	—	4,808
Tax effect	—	(120)	—	(120)
Net current-period other comprehensive income (loss)	19,165	402	(3)	19,564
AOCI balance at September 30, 2019	$33,346	$3,673	$(16)	$37,003

	Nine Months Ended September 30, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	1,404	2,379	15	3,798
Less: gain (loss) reclassified from AOCI	13,027		—	13,027
Tax effect	—	(550)	—	(550)
Net current-period other comprehensive income (loss)	(11,623)	1,829	15	(9,779)
AOCI balance at September 30, 2020	$4,991	$5,394	$—	$10,385

	Nine Months Ended September 30, 2019
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income (loss) before reclassifications	35,431	7,256	(3)	42,684
Less: gain (loss) reclassified from AOCI	9,286	—	—	9,286
Tax effect	—	(1,666)	—	(1,666)
Net current-period other comprehensive income (loss)	26,145	5,590	(3)	31,732
AOCI balance at September 30, 2019	$33,346	$3,673	$(16)	$37,003

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues by geographic region:
United States	$252,948	$201,874	$729,672	$562,217
Europe	121,158	125,485	375,453	369,585
Latin America	44,064	83,799	141,852	164,132
Rest of world	58,614	49,939	161,361	153,671
Total revenues	$476,784	$461,097	$1,408,338	$1,249,605

The following table disaggregates Net Product Revenues by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net product revenues by product:
Vimizim	$147,891	$163,466	$401,789	$411,953
Kuvan	123,993	120,524	368,604	340,771
Naglazyme	76,323	94,408	271,585	279,462
Palynziq	46,092	24,142	121,354	55,250
Brineura	25,455	19,840	75,223	46,815
Firdapse	—	5,668	1,316	16,262
Total net product revenues marketed by the Company	$419,754	$428,048	$1,239,871	$1,150,513
Aldurazyme net product revenues marketed by Genzyme	40,987	22,852	$128,945	$73,945
Total net product revenues	$460,741	$450,900	$1,368,816	$1,224,458
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$203,892	$175,127	$582,734	$480,330
Europe	115,548	121,363	360,718	358,041
Latin America	44,064	83,799	141,852	164,132
Rest of world	56,250	47,759	154,567	148,010
Total net product revenues marketed by the Company	419,754	428,048	1,239,871	1,150,513
Aldurazyme net product revenues marketed by Genzyme	40,987	22,852	128,945	73,945
Total net product revenues	$460,741	$450,900	$1,368,816	$1,224,458
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	16%	16%	15%	17%
Customer B	14%	13%	14%	12%
Customer C	11%	10%	12%	11%
Customer D	1%	12%	3%	6%
Total	42%	51%	44%	46%

On a consolidated basis, two customers accounted for 33% and 15% of the September 30, 2020 accounts receivable balance, respectively, compared to December 31, 2019, when two customers accounted for 24% and 16% of the accounts receivable balance, respectively. As of September 30, 2020, and December 31, 2019, the accounts receivable balance for Genzyme included $106.5 million and $60.2 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold by Genzyme. The Company does not require collateral from its customers but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The outbreak of COVID-19 continues to affect economies and business around the world. The Company experienced a modest impact on its global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, in the three and nine months ended September 30, 2020 and the Company anticipates a continued impact on its financial results for the remainder of 2020 and into fiscal year 2021. The extent and duration of such effects are highly uncertain and difficult to predict. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations. See the risk factor related to the impact of the coronavirus pandemic, “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
The Company is mindful that conditions in the current macroeconomic environment could affect the Company’s ability to achieve its goals. The Company sells its products in countries that face economic volatility and weakness. Although the Company has historically collected receivables from customers in certain countries, sustained weakness or further deterioration of the local economies and currencies and effects of the impact of the ongoing COVID-19 pandemic may cause customers in those countries to delay payment or be unable to pay for the Company’s products. The Company believes that the allowances for doubtful accounts related to these countries, if any, are adequate based on its analysis of the specific business circumstances and expectations of collection for each of the underlying accounts in these countries. The Company will continue to monitor these conditions and will attempt to adjust its business processes, as appropriate, to mitigate macroeconomic risks to its business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$10,342	$4,093	$20,381	$12,629
Research and development	15,705	14,261	45,333	43,037
Selling, general and administrative	24,122	20,819	76,411	66,097
Total stock-based compensation expense	$50,169	$39,173	$142,125	$121,763
Stock-based compensation of $4.9 million and $14.9 million was capitalized into inventory for the three and nine months ended September 30, 2020, respectively. Stock-based compensation of $5.1 million and $13.2 million was capitalized into inventory for the three and nine months ended September 30, 2019, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.

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

(16) INCOME TAXES
In the third quarter of 2020, the Company completed an intra-entity transfer of certain intellectual property rights to an Irish subsidiary where the Company’s Ex-US regional headquarters are located and has significant manufacturing and commercial operations, to better align ownership of intellectual property rights with how the business operates. The transaction did not result in a taxable gain; however, the Company’s Irish subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred intellectual property rights. As a result, the Company recognized a deferred tax asset of $835.1 million and related tax benefit on its Condensed Consolidated Financial Statements based on the fair value of the transferred intellectual property rights. The tax deductions related to the amortization of these intangible assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax asset resulting from this transaction and has not recorded a valuation allowance as of September 30, 2020.

(17) NET INCOME (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Share Purchase Plan (ESPP), unvested RSUs, common stock held by the NQDC and contingent issuances of common stock related to the Company’s convertible debt.
The following table sets forth the computation of basic and diluted earnings per common share (common shares in

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss), basic	$784,803	$55,036	$837,001	$(38,872)
Add: Interest on convertible notes	7,070	937	18,333	—
Net Income (Loss), diluted	$791,873	$55,973	$855,334	$(38,872)
Denominator:
Weighted-average common shares outstanding, basic	181,142	179,289	180,592	178,873
Effect of dilutive securities:
Options to purchase common stock	1,731	1,560	1,728	—
Common stock issuable under the 2020 notes	3,983	—	3,983	—
Common stock issuable under the 2024 notes	3,970	3,970	3,970	—
Common stock issuable under the 2027 notes	4,365	—	2,373	—
Unvested RSUs	1,926	669	1,765	—
Common stock potentially issuable for ESPP purchases	346	231	337	—
Common shares held by the NQDC	211	205	211	—
Weighted-average common shares outstanding, diluted	197,674	185,924	194,959	178,873
Net Income (Loss) per common share, basic	$4.33	$0.31	4.63	(0.22)
Net Income (Loss) per common share, diluted	$4.01	$0.30	4.39	(0.22)
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	5,172	5,829	5,175	7,388
Common stock issuable under the 2020 Notes	—	3,983	—	3,983
Common stock issuable under the 2024 Notes	—	—	—	3,970
Unvested RSUs	2,900	3,360	3,060	4,029
Common stock potentially issuable for ESPP purchases	193	222	204	453
Common stock held by the NQDC	—	—	—	205
Total number of potentially issuable shares	8,265	13,394	8,439	20,028
The potential effect of the capped call transactions and potential shares issuable under the 2020 Notes were excluded from the calculation of diluted net income (loss) per share in the three and nine months ended September 30, 2020 and 2019, as the Company’s closing price on September 30, 2020 and 2019 did not exceed the conversion price of $94.15 per share. The Company’s 2020 Notes matured on October 15, 2020 and were settled in cash. The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net income (loss) per share as of September 30, 2020.There is no similar capped call transaction associated with the 2024 Notes or the 2027 Notes. See Note 12 – Debt for additional information on the Company’s 2020 Notes and 2027 Notes. Refer to Note 13 - Debt to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to the 2024 Notes and details of the capped call transaction.

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
Contingent Payments
As of September 30, 2020, the Company was subject to contingent payments totaling approximately $622.4 million upon achievement of certain development, regulatory and commercial sales milestones, if they occur before certain dates in the future. Of this amount, $235.0 million related to an early stage development programs licensed from a third party in the second quarter of 2020, $70.3 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party and $236.0 million related to programs that are no longer being developed.
As of September 30, 2020, the Company recorded a total of $54.1 million of contingent liabilities on its Condensed
Consolidated Balances Sheet. See Note 9 – Fair Value Measurements to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services. As of September 30, 2020, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $150.3 million.

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our major commercial products, as of September 30, 2020, is provided below:

Major Commercial Products	Indication	U.S. Orphan Drug Exclusivity Expiration (1)	U.S. Biologic Exclusivity Expiration (2)	EU Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable	2020 (6)
Naglazyme (galsulfase)	MPS VI (7)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz) (8)	PKU	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (9)	2021	2026	2024

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
A summary of our ongoing major development programs, as of September 30, 2020, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2

Uncertainty Relating to the COVID-19 Pandemic
The outbreak of novel coronavirus disease (COVID-19) continues to affect economies and business around the world. We experienced a modest impact on our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations during the three and nine months ended September 30, 2020. We anticipate a continued impact due to COVID-19 on our financial results for the remainder of 2020 and into fiscal year 2021. The extent and duration of such effects are highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
Business Developments
We continued to grow our commercial business and advance our product candidate pipeline during 2020. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of recent key business developments:
Continued Emphasis on Research and Development
•Valoctocogene roxaparvovec - We are working with the U.S. Food and Drug Administration (FDA) to align on steps forward to obtain marketing approval following the August 18, 2020 Complete Response Letter (CRL) to our Biologics License Application (BLA) for valoctocogene roxaparvovec gene therapy for severe hemophilia A. The FDA recommended that we complete the Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants. The Phase 3 study was fully enrolled in November 2019 and will complete one-year of follow-up in November 2020. We intend to share the one-year top-line Phase 3 data in the first quarter of 2021.
Additionally, the European Medicines Agency (EMA) recently requested the 52-week results from the full Phase 3 study cohort of 134 subjects to inform their benefit-risk assessment. To facilitate this submission within the EMA regulatory framework, we recently withdrew the Marketing Authorization Application (MAA) and plan to resubmit the MAA with these data in the second quarter of 2021.

•Vosoritide - Marketing applications for vosoritide were validated and accepted by the EMA and FDA, respectively, in the third quarter of 2020. The Committee for Medicinal Products for human use (CHMP) opinion is expected in Europe in the second half of 2021. The U.S. New Drug Application (NDA) for Vosoritide is under Standard review by the FDA with Prescription Drug User Fee Act (PDUFA) Target Action Date of August 20, 2021. Vosoritide is an investigational, once daily injection of an analog of C-type Natriuretic Peptide (CNP) for children with achondroplasia, the most common form of disproportionate short stature in humans. Vosoritide has Orphan Drug designation from the FDA and EMA.

•Palynziq - In October 2020 we announced that the FDA approved our supplemental BLA (sBLA) to increase the maximum allowable dose of Palynziq Injection for treatment of adults with PKU to 60 mg daily. Previously, the maximum dose was 40 mg daily. In the Phase 3 PRISM studies, 19% of study participants required a 60 mg dose to achieve adequate response to Palynziq.

•BMN 307 - In September 2020, we announced that we began dosing participants in PHEARLESS, the Phase 1/2 study of BMN 307 our gene therapy candidate for PKU, which has been granted fast track designation by the FDA. All subjects participating in the PHEARLESS study will receive product made at commercial scale from our gene therapy manufacturing facility. In January 2020, both the FDA and the Medicines and Healthcare Products Regulatory Agency in the United Kingdom granted BMN 307 Investigational New Drug (IND) status and approved our Clinical Trial Application (CTA), respectively. Both the FDA and EMA have granted BMN 307 Orphan Drug Status.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$476.8	$461.1	$1,408.3	$1,249.6
Cost of sales	$188.8	$96.9	$398.1	$263.6
Research and development (R&D) expense	$147.1	$173.0	$471.4	$542.2
Selling, general and administrative (SG&A) expense	$179.5	$170.1	$542.2	$493.0
Intangible asset amortization and contingent consideration	$17.4	$17.1	$48.0	$57.1
Gain on sale of nonfinancial assets	$—	$—	$(59.5)	$(15.0)
Provision for (benefit from) income taxes	$(846.0)	$(45.2)	$(839.1)	$(46.2)
Net Income (Loss)	$784.8	$55.0	$837.0	$(38.9)
The increase in Net Income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to the following:

•an increase in the benefit from income taxes of $800.8 million primarily due to the completion of an intra-entity transfer of certain intellectual property rights to an Irish subsidiary where our Ex-US regional headquarters are located and we have significant manufacturing and commercial operations, to better align ownership of intellectual property rights with how the business operates, resulting in a tax benefit of $835.1 million based on the fair value of the transferred intellectual property rights; and
•decreased R&D expense primarily resulting from decreasing clinical manufacturing costs for BMN 307 and lower clinical activity spend for valoctocogene roxaparvovec; partially offset by

•an increase in Cost of Sales resulting from an $81.2 million inventory charge related to pre-launch valoctocogene roxaparvovec inventory reserves due to regulatory responses received requesting additional data extending anticipated regulatory approvals timelines; and
•higher SG&A expense primarily related to pre-commercialization activities related to valoctocogene roxaparvovec.
We recognized Net Income for the nine months ended September 30, 2020 as compared to a Net Loss for the nine months ended September 30, 2019, primarily due to the following:
•an increase in the benefit from income taxes of $792.9 million primarily due to the completion of an intra-entity transfer of certain intellectual property rights to an Irish subsidiary where our Ex-US regional headquarters are located and we have significant manufacturing and commercial operations, to better align ownership of intellectual property rights with how the business operates, resulting in a tax benefit of $835.1 million based on the fair value of the transferred intellectual property rights;
•increased Total Revenues driven primarily by Palynziq and Aldurazyme Net Product Revenues; and
•decreased R&D expense primarily due to lower clinical manufacturing costs and a decrease in clinical study activities; partially offset by
•an increase in Cost of Sales resulting from an $81.2 million inventory charge related to pre-launch valoctocogene roxaparvovec inventory reserves due to regulatory responses received requesting additional data extending anticipated regulatory approval timelines; and
•increased SG&A expense primarily due to pre-commercialization activities related to valoctocogene roxaparvovec.
See “Results of Operations” below for additional information related to the Net Income/(Loss) fluctuations presented above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Our cash, cash equivalents and investments totaled approximately $1.8 billion as of September 30, 2020, which includes net proceeds of $535.8 million from our May 2020 convertible debt offering, compared to $1.2 billion as of December 31, 2019. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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
Except as detailed in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies, estimates and judgments during the nine months ended September 30, 2020, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
See Note 4 to our accompanying Condensed Consolidated Financial Statements for a description of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Results of Operations
Revenues
Net Product Revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net product revenues by product:
Vimizim	$147.9	$163.5	$(15.6)	$401.8	$412.0	$(10.2)
Kuvan	124.1	120.6	3.5	368.7	340.8	27.9
Naglazyme	76.3	94.4	(18.1)	271.6	279.5	(7.9)
Palynziq	46.1	24.1	22.0	121.4	55.2	66.2
Brineura	25.4	19.8	5.6	75.2	46.8	28.4
Firdapse	—	5.7	(5.7)	1.2	16.3	(15.1)
Total net product revenues marketed by the Company	$419.8	$428.1	$(8.3)	$1,239.9	$1,150.6	$89.3
Aldurazyme net product revenues marketed by Sanofi Genzyme	40.9	22.8	18.1	128.9	73.9	55.0
Total net product revenues	$460.7	$450.9	$9.8	$1,368.8	$1,224.5	$144.3
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
The increase in Net Product Revenues for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributed to the following:
•Palynziq: the increase was primarily driven by a combination of revenue from U.S. patients achieving maintenance dosing and new patients initiating therapy;
•Aldurazyme: the increase was primarily attributed to higher sales volume to Genzyme;
•Brineura: the increase was primarily attributed to strong patient growth in Europe, Middle East, Africa and North America; partially offset by
•Naglazyme and Vimizim: the decreases were primarily attributed to decreased sales volume due to timing of orders placed from Latin America as well as the impact of missed infusions resulting from the COVID-19 pandemic; and
•Firdapse: the decrease was primarily attributed to the divestiture and sale of the Firdapse business in January 2020.
The increase in Net Product Revenues for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributed to the following:
•Palynziq: the increase was primarily driven by a combination of revenue from U.S. patients achieving maintenance dosing and new patients initiating therapy;
•Aldurazyme: the increase was primarily attributed to higher sales volume to Genzyme;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions;
•Kuvan: the increase was primarily driven by growth in the U.S.; partially offset by
•Firdapse: the decrease was primarily attributed to the divestiture and sale of the Firdapse business in January 2020;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
•Vimizim: the decrease was primarily attributed to decreased sales volumes in Latin America and EMEA as well as the impact of missed infusions resulting from the COVID-19 pandemic offset by growth in North America; and
•Naglazyme: the decrease was primarily attributed to the timing of orders received from Latin America as well as the impact of missed infusions resulting from the COVID-19 pandemic.
We anticipate the COVID-19 pandemic will have a continued impact on future Net Product Revenues in the remainder of 2020 and into 2021 as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we are working with our patient community and health care providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from the doses of our products that are missed by patients and the lost revenue from delayed treatment starts for new patients will never be recouped. See the risk factor “The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations and financial condition” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information.
In October of 2020, we lost U.S market exclusivity for Kuvan. We have been preparing for the loss of exclusivity which will result in a reduction in market share and affect our revenue and results of operations in the remainder of 2020 and into 2021. See the risk factor “The sale of generic versions of Kuvan by generic manufacturers may adversely affect our revenues and results of operations” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information. Additionally, the responses received from the FDA and EMA requesting additional safety and efficacy data from our valoctocogene roxaparvovec Phase 3 studies have extended our anticipated regulatory approval timelines which will have an impact on Net Product Revenues for remainder of 2020 and 2021.
We face exposure to movements in foreign currency exchange rates and we use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Sales denominated in USD	$302.6	$284.6	$18.0	$846.4	$738.6	$107.8
Sales denominated in foreign currencies	158.1	166.3	(8.2)	522.4	485.9	36.5
Total Net Product Revenues	$460.7	$450.9	$9.8	$1,368.8	$1,224.5	$144.3
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three and nine months ending September 30, 2020 was unfavorable by $4.0 million and $14.8 million, respectively, driven primarily by weakening of currencies in Latin American markets relative to the USD, such as the Brazilian Real and Colombian Peso. This compares to an unfavorable impact of $6.9 million and $18.6 million for the three and nine months ending September 30, 2019, respectively, which were driven primarily by fluctuations in Euro, partially offset by Brazilian Real.
Royalty and Other Revenues
Royalty and Other Revenues include royalties earned on net sales of products sold, milestones achieved by licensees or sublicensees, manufacturing and transition services for licensees and rental income associated with the tenants in our facilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Royalty and other revenues	$16.0	$10.2	$5.8	$39.5	$25.1	$14.4
The increase in Royalty and Other Revenues for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to license revenues earned from the third-party that licensed tralesinidase alfa from us and royalties earned on net sales of products sold by our licensees.
We expect to continue to earn royalties from third parties in the future.
Cost of Sales
Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products, as well as inventory valuation reserves. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, and internal and external final formulation and packaging costs. Cost of Sales also

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
includes royalties payable to third parties based on sales of our products.
The following table summarizes our Cost of Sales and product gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total Net Product Revenues	$460.7	$450.9	$9.8	$1,368.8	$1,224.5	$144.3
Cost of Sales	$188.8	$96.9	$91.9	$398.1	$263.6	$134.5
Product gross margin	59.0%	78.5%	(19.5)%	70.9%	78.5%	(7.6)%
Cost of Sales increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to an $81.2 million inventory reserve related to pre-launch valoctocogene roxaparvovec inventory as a result of anticipated regulatory approval delays. Product gross margin for the three and nine months ended September 30, 2020 compared to the same periods in 2019 decreased primarily due to higher cost of sales and product mix as there were higher sales of lower margin products.
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
R&D expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Early stage programs	$34.5	$21.1	$13.4	$116.7	$57.9	$58.8
Vosoritide	30.7	25.3	5.4	97.8	85.4	12.4
Valoctocogene roxaparvovec	28.4	40.9	(12.5)	92.6	144.8	(52.2)
PKU gene therapy (BMN 307)	18.6	31.9	(13.3)	53.7	73.1	(19.4)
Other approved products	14.0	14.1	(0.1)	41.8	48.1	(6.3)
Palynziq	11.5	17.3	(5.8)	35.3	57.3	(22.0)
Brineura	5.7	9.2	(3.5)	20.4	30.4	(10.0)
Tralesinidase alfa	0.4	6.8	(6.4)	1.0	22.6	(21.6)
Other	3.3	6.4	(3.1)	12.1	22.6	(10.5)
Total R&D expense	$147.1	$173.0	$(25.9)	$471.4	$542.2	$(70.8)
The decrease in R&D expense for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the following:
•a decrease in clinical manufacturing costs related to BMN 307, which was manufactured in 2019;
•a decrease in costs related to valoctocogene roxaparvovec due to lower clinical activity spend;
•a decrease in costs related to tralesinidase alfa as the program was licensed to a third-party in the fourth quarter of 2019; and
•a decrease in clinical study costs related to Palynziq due to completion of studies to support European regulatory approval; partially offset by
•an increase in early stage programs costs related primarily to pre-clinical studies for BMN 331 program for the treatment of hereditary angioedema.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
The decrease in R&D expense during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to the following:
•a decrease in costs related to valoctocogene roxaparvovec, due to lower clinical activity spend and a regulatory milestone payment made to a third-party in 2019;
•a decrease in clinical study costs related to Palynziq due to completion of studies to support European regulatory approval;
•a decrease in tralesinidase alfa as the program was licensed to a third-party in the fourth quarter of 2019;
•a decrease in clinical manufacturing costs related to BMN 307, which was manufactured in 2019; and
•a decrease in costs related to Brineura due to completion of clinical studies; partially offset by
•an increase in early stage programs primarily related to the $26.3 million payment made for preclinical programs licensed from a third party in the second quarter of 2020 and costs related pre-clinical studies for BMN 311 for the treatment of hereditary angioedema.
We expect R&D expense to be generally flat in future periods, primarily due to increased spending on preclinical activities for early stage development programs, offset by lower development costs on valoctocogene roxaparvovec and Palynziq.
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
Selling, General and Administrative (SG&A) expense consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Selling & Marketing expense	$101.1	$93.5	$7.6	$293.0	$264.7	$28.3
General & Administrative expense	78.4	76.6	1.8	249.2	228.3	20.9
Total SG&A expense	$179.5	$170.1	$9.4	$542.2	$493.0	$49.2

	Three Months Ended September 30,			Nine Months Ended September 30,
Selling & Marketing expense by product	2020	2019	Change	2020	2019	Change
PKU Products (Kuvan and Palynziq)	$30.0	$32.8	$(2.8)	$91.8	$97.3	$(5.5)
Valoctocogene roxaparvovec	26.9	12.6	14.3	70.6	28.7	41.9
MPS Products (Aldurazyme, Naglazyme and Vimizim)	25.4	28.5	(3.1)	78.0	85.2	(7.2)
Brineura	8.5	11.3	(2.8)	27.3	31.0	(3.7)
Other	10.3	8.3	2.0	25.3	22.5	2.8
Total Selling & Marketing expense	$101.1	$93.5	$7.6	$293.0	$264.7	$28.3
The increase in S&M expense for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily a result of an increase in pre-commercialization activities related to valoctocogene roxaparvovec partially offset by decreases in MPS Products, PKU Products and Brineura as well as lower travel expenses due to the COVID-19 pandemic.
G&A expense for the three months ended September 30, 2020 as compared to 2019 was generally flat.
The increase in G&A expense for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the impact of revaluation of non-USD denominated assets and liabilities and employee-related expenses.
We expect SG&A expense to increase in future periods as a result of the continued global expansion of Palynziq and pre-commercialization efforts related to vosoritide.
Contingent Consideration, Intangible Asset Amortization and Gain on Sale of Nonfinancial Assets

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration include:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Changes in the fair value of contingent consideration	$1.9	$0.8	$1.1	$1.4	$19.9	$(18.5)
Amortization of intangible assets	15.5	16.3	(0.8)	46.6	37.2	9.4
Total intangible asset amortization and contingent consideration	$17.4	$17.1	$0.3	$48.0	$57.1	$(9.1)

Gain on sale of nonfinancial assets	$—	$—	$—	$59.5	$15.0	$44.5
Fair value of contingent consideration – there was no significant change in the fair value of the contingent consideration for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. The changes in the fair value of the contingent consideration for the nine months ended September 30, 2019 were attributable to changes in the estimated probability of achieving development milestones, primarily related to the Palynziq program’s European MAA which was approved in the second quarter of 2019.
Amortization of intangible assets – The increase in the nine months ended September 30, 2020 was primarily due to the Palynziq acquired in-process research and development assets that were placed into service following EU marketing approval in May 2019.
Gain on Sale of Nonfinancial Assets – we recognized a gain of $59.5 million in the nine months ended September 30, 2020 due to the divestiture and sale of Firdapse compared to a gain of $15.0 million in the nine months ended September 30, 2019 due to a third party's achievement of a commercial sales milestone related to a previously sold intangible asset. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional discussion on this transaction.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest income was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest income	$4.0	$5.3	$(1.3)	$13.5	$17.5	$(4.0)
The decrease in interest income for the three and nine months ended September 30, 2020 compared to 2019 was primarily due to lower interest rates.
We expect interest income to be lower over the next 12 months due to lower interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total interest expense	$9.6	$2.9	$6.7	$24.6	$16.5	$8.1
The interest expense on convertible debt for the three and nine months ended September 30, 2020 compared to 2019 was higher due primarily to the issuance of the 2027 Notes in the second quarter of 2020.
We expect interest expense to be lower over the next 12 months due to the settlement of the 2020 Notes, partially offset by increased interest expense for the 2027 Notes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional information related to our convertible debt.
Benefit from Income Taxes
The following table summarizes our income tax benefit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Benefit from income taxes	$846.0	$45.2	$800.8	$839.1	$46.2	$792.9
Tax benefit was computed using a forecasted annual effective tax rate for the three and nine months ended September 30, 2020 and 2019. Provision for income taxes for the three and nine months ended September 30, 2020 and 2019 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits and R&D credits.
In the third quarter of 2020, we completed an intra-entity transfer of certain intellectual property rights to an Irish subsidiary where our Ex-US regional headquarters are located and we have significant manufacturing and commercial operations, to better align ownership of intellectual property rights with how the business operates. The transaction did not result in a taxable gain; however, our Irish subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred intellectual property rights. As a result, we recognized a deferred tax asset of $835.1 million, and related tax benefit on our Condensed Consolidated Financial Statements based on the fair value of the transferred intellectual property rights. The tax deductions related to the amortization of these intangible assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. We expect to be able to realize the deferred tax asset resulting from this transaction and have not recorded a valuation allowance as of September 30, 2020.
On March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law which lifts certain limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The CARES Act allows taxpayers to now carryback net operating losses (NOLs) to the prior five years for NOLs originating during 2018 through 2020 and eliminates the 80% limitation allowing taxpayers to fully offset 100% of taxable income in 2018, 2019 or 2020. The CARES Act also allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the full amount rather than over a period of years. Taxpayers may generally deduct interest up to 50% of adjusted taxable income plus business interest income which was previously limited to 30% for tax years beginning January 1, 2019 and 2020. The CARES Act also raises the charitable deduction limit to 25% of taxable income and reinstates qualified improvement property eligible for 15-year classification and 100% bonus depreciation. On June 29, 2020, California enacted legislative changes (AB 85) which suspended California net operating loss utilization for years 2020 through 2022. In addition, an annual cap of $5 million was imposed on the amount of business incentive tax credits companies can utilize. The enactment of both the CARES Act and California AB 85 did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020, or to our net deferred tax assets as of September 30, 2020.
In the first quarter of 2020, it came to our attention that certain historical transactions may be interpreted to be subject to withholding tax regulation. We recorded a reserve as of June 30, 2020 to reflect the uncertain tax position.

Financial Position, Liquidity and Capital Resources
As of September 30, 2020, we had approximately $1.8 billion in cash, cash equivalents and investments which includes net proceeds of $535.8 million from our May 2020 convertible debt offering. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. We do not record U.S. tax expense on the undistributed earnings of our controlled foreign subsidiaries as these earnings are intended to be indefinitely reinvested offshore. As of September 30, 2020, $244.8 million of our $1.8 billion balance of cash, cash equivalents, and investments was held in foreign subsidiaries, a significant portion of which is required to fund the liquidity needs of these foreign subsidiaries. For additional discussion regarding income taxes, see Note 18 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our liquidity and capital resources as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$1,015.7	$437.4	$578.3
Short-term investments	490.0	316.4	173.6
Long-term investments	265.1	412.0	(146.9)
Cash, cash equivalents and investments	$1,770.8	$1,165.8	$605.0

Total convertible debt, net	$1,448.5	$848.1	$600.4
Our cash flows for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	2020	2019	Change
Cash and cash equivalents at the beginning of the period	$437.4	$494.0	$(56.6)
Net cash provided by (used in) operating activities	98.7	(9.1)	107.8
Net cash provided by (used in) investing activities	(64.6)	17.9	(82.5)
Net cash provided by (used in) financing activities	547.3	(78.7)	626.0
Foreign exchange impact	(3.1)	(0.9)	(2.2)
Cash and cash equivalents at the end of the period	$1,015.7	$423.2	$592.5
Short-term and long-term investments	755.1	729.4	25.7
Cash, cash equivalents and investments	$1,770.8	$1,152.6	$618.2
Cash Provided by (Used in) Operating Activities
Cash provided by operating activities increased by $107.8 million to $98.7 million in the nine months ended September 30, 2020, compared to $9.1 million cash used operating activities in the nine months ended September 30, 2019. The increase is primarily attributed to the timing of cash receipts from our customers, licensees and sublicensees partially offset by timing of payments to vendors and higher inventory levels.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2020 increased by $82.5 million to $64.6 million, compared to $17.9 million cash provided by investing activities during the nine months ended September 30, 2019. The increase is primarily attributable to higher net purchases of available-for-sale debt securities offset by the receipt of $67.2 million in cash due to the divestiture and sale of Firdapse assets to a third party.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2020 increased by $626.0 million to $547.3 million compared to $78.7 million cash used in financing activities during the nine months ended September 30, 2019 due primarily to the proceeds from the issuance of the 2027 Notes and an increase in proceeds from the exercise of awards under our equity incentive plans, partially offset by the repurchase of our common stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Other Information
Our $1.5 billion (undiscounted) of total convertible debt as of September 30, 2020 will impact our liquidity due to the semi-annual cash interest payments. As of September 30, 2020, our indebtedness consisted of the 2020 Notes, the 2024 Notes and the 2027 Notes (collectively, the Notes), which, if not converted, will be required to be repaid in cash at maturity in October 2020, August 2024 and May 2027 respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
Subsequent to quarter-end, our 2020 Notes matured on October 15, 2020 and were settled in cash for approximately $375.0 million. No shares were issued in connection with the settlement as our share price did not exceed the conversion price of $94.15, as measured over a 25-day averaging period and the capped call transaction, which was entered into concurrently with the issuance of notes, was not triggered. We used a portion of the net proceeds we received from the issuance of the 2027 Notes to repay the principal balance of the 2020 Notes. We incurred no gain or loss upon the extinguishment of the 2020 Notes. See Note 12 to our accompanying Condensed Consolidated Financial Statements for additional discussion.
In October 2018, we entered into an unsecured revolving credit facility of $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Our obligations under the Credit Facility are guaranteed by our direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon our net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of September 30, 2020, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of September 30, 2020 were as follows:

Since Program Inception

Palynziq	$724.7
Valoctocogene roxaparvovec	$686.4
Vosoritide	$537.7
Brineura	$346.9
PKU gene therapy	$161.0
Other approved products	$1,156.9
We may need or elect to increase our spending above our current long-term plans to be able to achieve our long-term goals. This may increase our capital requirements, including: costs associated with the commercialization of our products; additional clinical trials; investments in the manufacturing of our commercial products; preclinical studies and clinical trials for our product candidates; potential licenses and other acquisitions of complementary technologies, products and companies; and general corporate purposes.
Our future capital requirements will depend on many factors, including, but not limited to:
•our ability to successfully market and sell our products;
•the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
•the progress and success of our preclinical studies and clinical trials (including the manufacture of materials for use in such preclinical studies and clinical trials);
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of September 30, 2020 are presented in the table below.

	Payments Due Within
	Remainder of 2020	>1 -3 Years	> 3 - 5 Years	More Than 5 Years	Total
2027 Notes and related interest (1)	$3.8	$15.0	$22.5	$611.3	$652.6
2024 Notes and related interest	—	5.9	500.9	—	506.8
2020 Notes and related interest (1)	377.8	—	—	—	377.8
R&D and purchase commitments	110.8	39.5	—	—	150.3
Leases	4.4	24.4	22.8	15.2	66.8
Total	$496.8	$84.8	$546.2	$626.5	$1,754.3
(1)    Our 2027 Notes were issued in May 2020 and our 2020 Notes matured and settled in cash on October 15, 2020. Refer to Note 12 to our accompanying Condensed Consolidated Financial Statements for additional discussion of our convertible debt.
As of September 30, 2020, we were also subject to contingent payments totaling approximately $622.4 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $235.0 million related to early stage development programs licensed from a third party in the second quarter of 2020, $70.3 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $236.0 million related to programs that are no longer being developed.
As of September 30, 2020, we recorded $54.1 million of contingent consideration on our Condensed Consolidated Balance Sheets, all of which was long-term.
See Note 18 to our accompanying Condensed Consolidated Financial Statements for additional discussion on our commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the nine months ended September 30, 2020 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Executive Vice President and Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for valoctocogene roxaparvovec by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support valoctocogene roxaparvovec’s durability of effect and, as a result, that it was foreseeable that the Food and Drug Administration (FDA) would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. We believe that the claims have no merit and we intend to vigorously defend this action.

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
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has resulted in travel restrictions, quarantines, “work-from-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. We experienced a modest impact on our product revenues in the third quarter of 2020 from the COVID-19 pandemic, and we expect that the outbreak may continue to adversely impact our financial results and our business generally. Ongoing and future effects of the COVID-19 pandemic (or any future pandemic) on all aspects of our business and operations, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, and the duration of such effects, are highly uncertain and difficult to predict. We anticipate that the COVID-19 pandemic will likely continue to have an adverse impact on our business, results of operations, and financial condition.
The continued spread of COVID-19 has adversely affected and will likely continue to adversely impact our product development programs, including preclinical study and clinical trial operations. We have been, and will likely continue to be, unable to initiate or continue conducting clinical trials as originally planned due to the prioritization of hospital resources toward the outbreak, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients or their heightened exposure to COVID-19, potential unwillingness of patients to enroll or continue in trials for fear of exposure to COVID-19 at sites, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or otherwise interrupt healthcare services. For example, we experienced delays in certain clinical trials and have had to reevaluate expected timelines for those trials. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, the COVID-19 pandemic has delayed, and may continue to postpone, necessary interactions with regulators regarding our products in development, which could delay review or approval of our regulatory submissions.

COVID-19 could adversely affect our ability to source materials and supplies and successfully manufacture and distribute our product candidates and products. The outbreak could result in reduced operations of third-party suppliers of raw materials and supplies upon whom we rely or otherwise limit our ability to obtain sufficient materials and supplies necessary for production of our therapies. Our manufacturing facilities and those of our contract manufacturers are located in areas impacted by the COVID-19 pandemic, which may result in delays or disruptions in our ability to produce product candidates and products. If we or any third party in our supply or distribution chain are adversely impacted by the COVID-19 pandemic, including as a result of required closures, staffing shortages, production slowdowns and disruptions in delivery systems, our operations may be disrupted, limiting our ability to manufacture and distribute our product candidates for clinical trials and research and development operations and our products for commercial sales.
Our commercial operations have also been, and will likely continue to be, adversely impacted by the COVID-19 pandemic. Many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Treating COVID-19 patients has become the priority for many healthcare facilities and workers, so it has become, and may continue to be, difficult for some of our patients to receive our therapies that are administered by infusion. Although we are working with our patient community and healthcare providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from doses of our products that are missed by patients and the lost revenue from delayed treatment starts for new patients will never be recouped. Moreover, some patients may choose to skip infusions because they do not want to risk exposure to COVID-19 by having a healthcare provider administer the therapy at a healthcare facility or at home. The pandemic has also hindered our ability to find new patients and start treating newly found patients, and it has limited our sales force’s ability to promote our products to distributors, hospitals, clinics, doctors and pharmacies, which could adversely affect our revenues and results of operations. In addition, the COVID-19 pandemic could adversely affect our workforce and the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-from-home policies for employees whose jobs do not require them to be onsite. Increased reliance by us and the companies with which we do business on personnel working from home may negatively impact productivity, increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations. For our employees whose jobs require them to be onsite, we have taken precautions to avoid the spread of COVID-19 among our employees, but we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations.
While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. In addition, a recession, further market correction or depression resulting from the COVID-19 pandemic could materially adversely affect our business and the value of our common stock and convertible notes.
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
*If we fail to obtain and maintain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
We must obtain and maintain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain FDA approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. Similarly, regulatory authorities may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

We have had fewer interactions with regulatory authorities outside the U.S. and the European Union (EU) as compared to our interactions with the FDA and EMA. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA or EMA approval. Moreover, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA or EMA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA or EMA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA or EMA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our product candidates in any market.
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
With respect to valoctocogene roxaparvovec, we may experience challenges specific to gene therapy that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for valoctocogene roxaparvovec in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. For example, in October 2020, it was reported that the Director of the Center for Biologics Evaluation and Research, the center of the FDA responsible for reviewing marketing applications for gene therapies, stated that the FDA will assess the importance of durability of effect differently for a gene therapy that treats a disease that has no other available therapies versus a condition for which there are multiple approved treatments. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020 the FDA issued a Complete Response Letter (CRL) to our BLA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for additional data from our ongoing Phase 3 study of valoctocogene roxaparvovec that will not be available until November 2021. Continued delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.

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
Our Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim products are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act (the FDC Act) and the Public Health Service Act (the PHS Act). Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a regulatory pathway under the PHS Act for the abbreviated approval of biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. A similar abridged marketing authorization process is available to biosimilar products in the EU. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The BPCIA establishes a period of 12 years of exclusivity for reference products. In Europe, a medicinal product containing a new active substance benefits from eight years of data exclusivity, during which biosimilar applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such biosimilar products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Our products approved under BLAs in the U.S. or Marketing Authorization Applications (MAAs) in Europe, as well as products in development that may be approved under those regimes in the future, could be reference products for biosimilar marketing applications.
To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain. Likewise, preliminary, initial or interim data from clinical trials should be considered carefully and with caution because the final data may be materially different from the preliminary, initial or interim data, particularly as more patient data become available.

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
In order to preserve the scientific integrity of the valoctocogene roxaparvovec trials and to allow us to only report on data at intervals that we believe will be meaningful to investors, we have implemented a data access plan related to the ongoing open label trials, which is designed to significantly mirror blinded trials. Pursuant to this plan, the ongoing emerging data are generally not collected by us, with the exception that certain specific data points are collected and reviewed by a small group of medical personnel monitoring and managing the trial, and then, only to the extent necessary to allow them to perform their monitoring responsibilities. As we disclose and publicly discuss prior data from these trials, such discussions do not incorporate any of the currently emerging data that are being collected and reviewed by personnel monitoring the trial and, accordingly, this prior data may differ significantly from more recent data that are only available to such personnel. Further, because our management does not have access to any of the ongoing data and does not have the ability to adjust the trials based on such emerging data, the data access plan could adversely impact the ultimate outcome of the trials.
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
As of September 30, 2020, we had cash, cash equivalents and investments totaling $1.8 billion and debt obligations of $1.5 billion (undiscounted), which consisted of our 1.50% senior subordinated convertible notes due in 2020 (the 2020 Notes), our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). We settled or repaid in cash all outstanding 2020 Notes at maturity in October 2020. The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of September 30, 2020, we had $1.5 billion (undiscounted) principal amount of indebtedness, including $375.0 million (undiscounted) principal amount of indebtedness under the 2020 Notes, $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. We settled or repaid in cash all outstanding 2020 Notes at maturity in October 2020. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. Our indebtedness may:
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
Our outstanding indebtedness consists primarily of the 2024 Notes and 2027 Notes, which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. While we could seek to obtain additional third-party financing to pay for any amounts due in cash upon maturity of the Notes, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.
In addition, we also may borrow up to $200.0 million in revolving loans under the 2018 Credit Facility, which would be required to be repaid in cash at maturity on October 19, 2021.

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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. There remain judicial and congressional challenges to certain aspects of the PPACA, as well as efforts by the U.S. Presidential administration to repeal or replace certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Since January 2017, the U.S. President has signed several Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties for not complying with the PPACA’s individual mandate to carry health insurance, eliminating the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the U.S. Supreme Court announced that it would review this case. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the U.S. Presidential administration’s budget proposal for the fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, place limits on pharmaceutical price increases. Moreover, the U.S. Presidential administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, the current U.S. President announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including, among other things, one that directs the U.S. Department of Health and Human Services (HHS) to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of these and other measures may require additional authorization to become effective, Congress and the U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and foreign laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has increased our compliance costs and may increase our potential liability. The CCPA has prompted a number of proposals for new federal and state privacy legislation, including a November 2020 California ballot measure that passed and will substantially expand the requirements of the CCPA. These new regulations could increase our potential liability, increase our compliance costs and adversely affect our business.
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
*The U.K.’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our revenue and results of operations.
In June 2016, a majority of the eligible members of the electorate in the U.K. voted to withdraw from the EU in a national referendum (Brexit). On March 29, 2017, the U.K.’s Prime Minister formally delivered the notice of withdrawal. After significant negotiation between the U.K. and the EU, the withdrawal of the U.K. from the EU took effect on January 31, 2020. There is now a transition period while the U.K. and EU negotiate additional arrangements, including their future trading terms. The U.K. has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020. No agreement has yet been reached between the U.K. and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiration of the transition period on December 31, 2020.
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
*The sale of generic versions of Kuvan by generic manufacturers may adversely affect our revenue and results of operations.
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
Between 2014 and 2016 we received paragraph IV notice letters from two pharmaceutical companies notifying us that each had filed ANDAs seeking approval of proposed generic versions of Kuvan. We filed lawsuits alleging patent infringement against each company, and between 2015 and 2017 we entered into settlement agreements with the companies that resolved the patent litigation in the U.S. The settlement agreements granted the companies non-exclusive licenses to our Kuvan-related patents to allow them to market generic versions of sapropterin dihydrochloride in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances. Generic versions of Kuvan first became available in the U.S. in October 2020.
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
Moreover, changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD), or other initiatives led by the European Commission. The OECD, which represents a coalition of member countries including the United States and other countries in which we have operations, made several recommendations with the aim of addressing tax avoidance and ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm's length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in September 2020, after a substantial drop in our stock price that followed an announcement providing a regulatory update regarding valoctocogene roxaparvovec, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On November 4, 2020, we entered into a part-time employment agreement with Dr. Robert A. Baffi, effective January 1, 2021, setting forth the terms under which Dr. Baffi will continue to serve as a Senior Advisor to us on a part-time basis through December 31, 2021 (the Part-Time Agreement). As of January 1, 2021, the Part-Time Agreement terminates Dr. Baffi’s full-time employment agreement with us and entitles Dr. Baffi to an annual salary of $200,000 and continuation of insurance benefit plans and programs for him and his spouse during the term of the Part-Time Agreement.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: November 6, 2020	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Chief Financial Officer