Form 10-K
period 2020-12-31
BIOMARIN PHARMACEUTICAL INC
filed 2021-02-26
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $13.9 billion, based on the closing price reported for such date on the Nasdaq Global Select Market.
As of February 12, 2021, the registrant had 181,829,680 shares of common stock, par value $0.001, outstanding.
Documents Incorporated by Reference: Specified portions of the registrant's definitive proxy statement for the registrant's 2021 annual meeting of stockholders, which will be filed with the Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2020, are incorporated by reference under Part III of this Annual Report on Form 10-K.

BIOMARIN PHARMACEUTICAL INC.
2020 FORM 10-K ANNUAL REPORT

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
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” “would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that we may issue in the future as well as other cautionary statements we have made and may make. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K as well as information provided elsewhere in this Annual Report on Form 10-K. You should carefully consider that information before you make an investment decision. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Except as required by law, we do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or the occurrence of unanticipated events.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Business and Operational Risks
•The COVID-19 pandemic could materially adversely affect our business, results of operations, and financial condition.
•Because the target patient populations for our products are small, we must achieve significant market share and maintain high per-patient prices for our products to achieve profitability.
•If we fail to obtain and maintain an adequate level of coverage and reimbursement for our products by third-party payers, the sales of our products would be adversely affected or there may be no commercially viable markets for our products.
•If we fail to compete successfully with respect to product sales, we may be unable to generate sufficient sales to recover our expenses related to the development of a product program or to justify continued marketing of a product and our revenue could be adversely affected.
•Changes in methods of treatment of disease could reduce demand for our products and adversely affect revenues.
•If we fail to develop new products and product candidates or compete successfully with respect to acquisitions, joint ventures, licenses or other collaboration opportunities, our ability to continue to expand our product pipeline and our growth and development would be impaired.
•The sale of generic versions of Kuvan by generic manufacturers has adversely affected and may continue to adversely affect our revenue and results of operations.

•If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.
Regulatory Risks
•If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
•Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the Food and Drug Administration (FDA), the European Medicines Agency (EMA) and other comparable international regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we will be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.
•To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required and the results of the studies and trials are highly uncertain. Likewise, preliminary, initial or interim data from clinical trials should be considered carefully and with caution because the final data may be materially different from the preliminary, initial or interim data, particularly as more patient data become available.
•Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenue and results of operations.
•Government healthcare reform could increase our costs and adversely affect our revenue and results of operations.
Risks Related to Valoctocogene Roxaparvovec
•Our valoctocogene roxaparvovec program is based on a gene therapy approach, which, as a novel technology, presents additional development and treatment risks in relation to our other, more traditional drug development programs.
•As compared to our other, more traditional products, our gene therapy product candidate valoctocogene roxaparvovec, if approved, may present additional problems with respect to the pricing, coverage, and reimbursement and acceptance of the product candidate.
Financial and Financing Risks
•If we continue to incur operating losses or are unable to sustain positive cash flows for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Manufacturing Risks
•If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
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
•Supply interruptions may disrupt our inventory levels and the availability of our products and product candidates and cause delays in obtaining regulatory approval for our product candidates, or harm our business by reducing our revenues.
Risks Related to International Operations
•We conduct a significant amount of our sales and operations outside of the United States (U.S.), which subjects us to additional business risks that could adversely affect our revenue and results of operations.
•A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenue in these countries.
Intellectual Property Risks
•If we are unable to protect our intellectual property, we may not be able to compete effectively or preserve our market shares.
•Competitors and other third parties may have developed intellectual property that could limit our ability to market and commercialize our products and product candidates, if approved.

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
A summary of our commercial products is provided below:

Commercial Products	Indication	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable	Expired
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz) (7)	PKU	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (8)	2021	2026	2024
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
(7)    For adult patients with PKU
(8)    For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our ongoing major development programs is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2
See “Patents and Proprietary Rights” in this Annual Report on Form 10-K for additional information on our market protection.
Recent Developments
Regulatory Review of Vosoritide for the Treatment of Achondroplasia
On February 25, 2021, we announced that the FDA granted priority review designation for our New Drug Application (NDA) for vosoritide for the treatment of children with achondroplasia. On November 2, 2020, we announced that the U.S. Food and Drug Administration (FDA) accepted our vosoritide NDA and the FDA Prescription Drug User Fee Act (PDUFA) target action date is August 20, 2021. See “Major Product Candidates in Development — Vosoritide” in this Annual Report on Form 10-K for more information regarding vosoritide.
Product Candidate BMN 307 for the Treatment of PKU
On February 25, 2021, we announced that we plan to dose escalate in the PHEarless Phase 1/2 study of BMN 307, a gene therapy for the treatment of PKU, based on encouraging Phe lowering and safety signals observed in study participants who were treated with the lowest dose.
Product Candidate BMN 255 for the Treatment of a Subset of Chronic Renal Disease
On January 11, 2021, we announced that we filed an Investigational New Drug application (IND) for BMN 255, a small molecule for the treatment of a subset of chronic renal disease.
Updated Phase 3 Data for Product Candidate Valoctocogene Roxaparvovec for the Treatment of Severe Hemophilia A
On January 10, 2021, we announced topline results from our ongoing global Phase 3 study of valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. All 134 study participants received a single dose of valoctocogene roxaparvovec and completed a year or more of follow-up. Data from the study in the pre-specified primary analysis for Annualized Bleeding Rate (ABR) showed that a single dose of valoctocogene roxaparvovec significantly reduced ABR by 84% compared with prior treatment with prophylactic Factor VIII infusions from 4.8 (median 2.8) bleeding episodes per year at baseline to 0.8 (median 0.0). These results were from a pre-specified group of 112 participants in a non-interventional prospective baseline observational study with a median follow-up of 60.1 weeks after dosing with valoctocogene roxaparvovec. Of the 112 rollover study participants, 80% were bleed-free starting at week five after treatment. Valoctocogene roxaparvovec also significantly reduced the mean annualized Factor VIII usage in the rollover population by 99%, from 135.9 (median 128.6) to 2.0 (median 0.0) infusions per year. At the end of the first year post-infusion with valoctocogene roxaparvovec, 132 participants in the modified intent-to-treat (mITT) population had a mean endogenous Factor VIII expression level of 42.9 (SD 45.5, median 23.9) IU/dL, as measured by the chromogenic substrate assay, supporting the clinical benefits observed with significant reduction of bleeding episodes and Factor VIII infusion rate. Factor VIII expression declined at a slower rate compared to the Phase 1/2 study, and remained in a range to provide hemostatic efficacy. In the 17 participants who comprise a subset of the mITT population and had been dosed at least two years prior to the data cut date, Factor VIII expression declined from a mean of 42.2 (SD 50.9, median 23.9) IU/dL at the end of year one to a mean of 24.4 (SD 29.2, median 14.7) IU/dL at the end of year two with continued hemostatic efficacy demonstrated by a mean ABR of 0.9 (median 0.0) bleeding episodes per year. See “Major Product Candidates in Development — Valoctocogene Roxaparvovec” in this Annual Report on Form 10-K for more information regarding valoctocogene roxaparvovec.
Two-Year Phase 3 Data for Product Candidate Vosoritide for the Treatment of Achondroplasia

On December 21, 2020, we announced results from our pivotal global Phase 3 randomized, double-blind, placebo-controlled study of vosoritide in approximately 121 children with achondroplasia ages 5-14 for two years. The data demonstrated that children in the open-label long-term extension of the Phase 3 study maintained an increase in Annual Growth Velocity (AGV) through the second year of continuous treatment. An analysis comparing 52 children who were randomized and treated with vosoritide for two years to 38 children from the run-in study who were randomized to receive placebo with an untreated observation period of two years showed improvement in one-year height change in the treated group relative to the untreated group. The one-year height change improvement in the second year of treatment, 1.79 cm, was similar to the one-year height change improvement in the first year of treatment, 1.73 cm. The cumulative height gain over the two-year period for treated children was 3.52 cm more than untreated children. See “Major Product Candidates in Development — Vosoritide” in this Annual Report on Form 10-K for more information regarding vosoritide.

Summary of Commercial Products and Development Programs
Commercial Products
Net Product Revenues related to our commercial products consisted of the following (in millions):

	Years Ended December 31,
Commercial Products	2020	2019	2018
Vimizim	$544.4	$544.3	$482.0
Kuvan	$457.7	$463.4	$433.6
Naglazyme	$391.3	$374.3	$345.9
Palynziq	$171.0	$86.9	$12.2
Aldurazyme	$130.1	$97.8	$135.1
Brineura	$110.2	$72.0	$39.9
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
Two companies previously filed paragraph IV certifications and submitted abbreviated new drug applications (ANDAs) to produce sapropterin dihydrochloride tablets and powder and we subsequently entered into settlement agreements regarding Kuvan with both companies. Generic versions of Kuvan first became available in the U.S. in the fourth quarter of 2020. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the settlement agreements and for a discussion of the risks posed by generic versions of Kuvan. Please see “Government Regulation – The Hatch-Waxman Act” in this Annual Report on Form 10-K for additional information regarding ANDAs.

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
Palynziq
Palynziq is a PEGylated recombinant phenylalanine ammonia lyase enzyme, which is delivered through subcutaneous injection to reduce blood Phe concentrations. On May 24, 2018, the FDA approved the use of Palynziq in adult patients with PKU who have uncontrolled blood Phe concentrations greater than 600 micromol/L (10mg/dL) on existing management. In October 2020, we announced that the FDA approved our supplemental Biologics License Application (BLA) to increase the maximum allowable dose of Palynziq Injection for treatment of adults with PKU to 60 mg daily. Previously, the maximum dose was 40 mg daily. Palynziq is our second approved treatment for PKU. Palynziq is only available in the U.S. through the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, which is required by the FDA to mitigate the risk of anaphylaxis while using the product. Notable requirements of our REMS program include the following:
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
We developed Aldurazyme through collaboration with Sanofi Genzyme (Genzyme), now a wholly owned subsidiary of Sanofi. Under our collaboration agreement with Genzyme, we are responsible for manufacturing Aldurazyme and supplying it to Genzyme. We receive payments ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme depending on sales volume. Genzyme and we are members of BioMarin/Genzyme LLC, a 50/50 limited liability company (the BioMarin/Genzyme LLC) that: (1) holds the intellectual property relating to Aldurazyme and other collaboration products and licenses all such intellectual property on a royalty-free basis to us and Genzyme to allow us to exercise our rights and perform our obligations under the agreements related to the BioMarin/Genzyme LLC, and (2) engages in research and development activities that are mutually selected and funded by Genzyme and us.

Brineura
Brineura is a recombinant human tripeptidyl peptidase 1 (TPP1) and is approved for the treatment of patients with CLN2, a form of Batten disease, in the U.S., the EU and other international markets. CLN2 is an incurable, rapidly progressive disease that typically ends in patient death by 10-12 years of age. Patients are initially healthy but begin to decline at approximately the age of three. We estimate that up to 1,200 to 1,600 cases exist worldwide. On April 27, 2017, Brineura was approved in the U.S. to slow the progression of loss of ambulation in symptomatic pediatric patients three years of age and older with CLN2. Brineura is the first treatment approved to slow the progression of loss of ambulation in children with CLN2 disease.
On June 1, 2017, we announced that the EC granted marketing authorization for Brineura in the EU to treat children with CLN2. Brineura is the first treatment approved in the EU for the treatment of CLN2. On April 21, 2017, the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the European Medicines Agency (EMA) adopted a positive opinion for our Marketing Authorisation Application (MAA) for Brineura following an accelerated review procedure, reserved for medicinal products expected to be a major public health interest. Brineura was one of the first therapies to go through this process.
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
On May 21, 2020, we announced an update to our previously reported results of an open-label Phase 1/2 study of valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. The four-year update for the 6e13 vg/kg and three-year update for the 4e13 vg/kg cohorts demonstrated that all subjects in both cohorts had remained off prophylactic Factor VIII treatment since receiving their single dose of valoctocogene roxaparvovec. In addition, cumulative mean annualized bleed rates (ABR) remain less than one in both cohorts and below pre-treatment baseline levels.
On January 10, 2021, we announced topline results from our ongoing global Phase 3 study of valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. All 134 study participants received a single dose of valoctocogene roxaparvovec and completed a year or more of follow-up. Data from the study in the pre-specified primary analysis for ABR showed that a single dose of valoctocogene roxaparvovec significantly reduced ABR by 84% compared with prior treatment with prophylactic Factor VIII infusions from 4.8 (median 2.8) bleeding episodes per year at baseline to 0.8 (median 0.0). These results were from a pre-specified group of 112 participants in a non-interventional prospective baseline observational study with a median follow-up of 60.1 weeks after dosing with valoctocogene roxaparvovec. Of the 112 rollover study participants, 80% were bleed-free starting at week five after treatment. Valoctocogene roxaparvovec also significantly reduced the mean annualized Factor VIII usage in the rollover population by 99%, from 135.9 (median 128.6) to 2.0 (median 0.0) infusions per year. At the end of the first year post-infusion with valoctocogene roxaparvovec, 132 participants in the modified intent-to-treat (mITT) population had a mean endogenous Factor VIII expression level of 42.9 (SD 45.5, median 23.9) IU/dL, as measured by the chromogenic substrate assay, supporting the clinical benefits observed with significant reduction of bleeding episodes and Factor VIII infusion rate. Factor VIII expression declined at a slower rate compared to the Phase 1/2 study, and remained in a range to provide hemostatic efficacy. In the 17 participants who comprise a subset of the mITT population and had been dosed at least two years prior to the data cut date, Factor VIII expression declined from a mean of 42.2 (SD 50.9, median 23.9) IU/dL at the end of year one to a mean of 24.4 (SD 29.2, median 14.7) IU/dL at the end of year two with continued hemostatic efficacy demonstrated by a mean ABR of 0.9 (median 0.0) bleeding episodes per year.
In addition to the ongoing Phase 1/2 and Phase 3 studies of valoctocogene roxaparvovec described above, we have multiple other clinical studies of valoctocogene roxaparvovec underway. We recently began enrolling participants in a Phase 3b, single arm, open-label study to evaluate the efficacy and safety of valoctocogene roxaparvovec at a dose of 6e13 vg/kg with prophylactic corticosteroids in people with severe hemophilia A. We are conducting a Phase 1/2 study with the 6e13kg/vg dose of valoctocogene roxaparvovec in approximately 10 participants with pre-existing AAV5 antibodies, as well as another Phase 1/2 Study with the 6e13 vg/kg dose of valoctocogene roxaparvovec in people with severe hemophilia A with active or prior FVIII inhibitors.

Overall, valoctocogene roxaparvovec continues to have a favorable safety profile and has been generally well tolerated by participants across all doses in the Phase 1/2 and Phase 3 studies. None of the study participants developed inhibitors to Factor VIII or thromboembolic events. One participant in the Phase 3 study was lost to follow-up. The most common adverse events associated with valoctocogene roxaparvovec across studies occurred early and included transient infusion-associated reactions and transient, asymptomatic, and mild to moderate rises in the levels of certain proteins and enzymes measured in liver function tests. Common, steroid-related side effects can occur with temporary use of corticosteroid (or alternative immunosuppressants) to manage elevated levels of certain proteins and enzymes in the liver. These side effects have generally been mild to moderate, manageable and reversible.
On February 20, 2020, we announced that the FDA accepted for priority review our BLA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. On August 18, 2020, the FDA issued a Complete Response Letter (CRL) to our BLA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of valoctocogene roxaparvovec. The Phase 3 study was fully enrolled in November 2019, and the last patient in the study will complete two years of follow-up in November 2021. We plan to meet with the FDA to review the two-year follow-up data request and share the one-year top-line Phase 3 data described above.
On December 23, 2019, we announced that the EMA validated our MAA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A, which had been in review under accelerated assessment since January 2020. The EMA recently requested the 52-week results from the full Phase 3 study cohort of 134 subjects to inform their benefit-risk assessment. To facilitate this submission within the EMA regulatory framework, we recently withdrew our MAA and we are targeting resubmission of the MAA with these data in the second quarter of 2021 pending confirmation in presubmission meetings.
Valoctocogene roxaparvovec has Orphan Drug designation from the FDA and the EMA. Valoctocogene roxaparvovec has also been accepted for Priority Medicines (PRIME) scheme from the EMA. Additionally, the FDA has granted valoctocogene roxaparvovec Breakthrough Therapy designation.
Vosoritide
Vosoritide is an investigational, once daily injection analog of C-type Natriuretic Peptide (CNP) in development for the treatment of achondroplasia, the most common form of disproportionate short stature in humans. Vosoritide has been and is being tested only in children in the age range when their growth plates are still open, which is approximately 25% of people with achondroplasia. In June 2019, the New England Journal of Medicine published results from our Phase 2 open-label, dose-finding and extension study for vosoritide in children aged 5 to 14 years with achondroplasia receiving a continuous dose of 15 µg/kg/day. AGV increased from baseline in all cohorts during each 12-month interval by 1.10 to 2.34 cm/year through 42 months. In cohort 3, which received 15 μg/kg continuous dosing from baseline, the mean AGV derived between 30 and 42 months was 5.51 cm/year, representing a 1.46 cm/year change from baseline. On November 14, 2019, we announced that children in cohort 3 over 54 months achieved a statistically significant cumulative additional mean height gain of 9.0 cm compared to children, matched for age and gender, in a natural history achondroplasia dataset. In the global Phase 2 study of children with achondroplasia ages 0-5, enrollment of the first cohort (24-60 months) and the second cohort (6-24 months) is complete. Cohort 3 (0-6 months) is actively enrolling and close to completely enrolled.
On December 21, 2020, we announced results from our pivotal global Phase 3 randomized, double-blind, placebo-controlled study of vosoritide in approximately 121 children with achondroplasia ages 5-14 for two years. The data demonstrated that children in the open-label long-term extension of the Phase 3 study maintained an increase in AGV through the second year of continuous treatment. An analysis comparing 52 children who were randomized and treated with vosoritide for two years to 38 children from the run-in study who were randomized to receive placebo with an untreated observation period of two years showed improvement in one-year height change in the treated group relative to the untreated group. The one-year height change improvement in the second year of treatment, 1.79 cm, was similar to the one-year height change improvement in the first year of treatment, 1.73 cm. The cumulative height gain over the 2-year period for treated children was 3.52 cm more than untreated children.
On November 9, 2020, we announced an expansion of our clinical program for vosoritide with two new Phase 2 studies. The first study is sponsored by BioMarin to investigate the safety of vosoritide in infants with achondroplasia at risk of life-threatening foramen magnum compression. The second study, an investigator-initiated study sponsored by Children's National Hospital in Washington, D.C., will investigate vosoritide in children with selected genetic forms of short stature. Together, these two studies represent addressable patient populations of approximately 275,000.
Overall, vosoritide continues to have a favorable safety profile and has been generally well tolerated by participants across the Phase 2 and Phase 3 studies with no clinically significant blood pressure changes and a mild side effect profile.
On February 25, 2021, we announced that the FDA granted priority review designation for our NDA for vosoritide for the treatment of children with achondroplasia. On November 2, 2020, we announced that the FDA accepted our NDA for vosoritide for the treatment of children with achondroplasia and the FDA PDUFA target action date is August 20, 2021. When the FDA accepted our NDA for vosoritide, the agency reiterated its position raised during the vosoritide Pediatric Advisory Committee and Endocrinologic and Metabolic Drugs Advisory Committee held in May 2018, recommending two, two-year placebo-controlled trials in different age groups. Although our vosoritide clinical program does not meet every element of the FDA’s recommendation, we designed our studies of vosoritide in a manner that we believe can demonstrate efficacy and safety of the product candidate for the target patient population. However, the FDA may ultimately disagree with our position that our vosoritide trials support regulatory approval.
On August 13, 2020, we announced that the EMA validated our MAA for vosoritide for the treatment of children with achondroplasia. We anticipate an opinion from the CHMP on our MAA for vosoritide in June 2021.
Vosoritide has Orphan Drug designation from the FDA and the EMA.
BMN 307
BMN 307 is an AAV5 mediated gene therapy that is designed to normalize blood Phe concentration levels in patients with PKU. We tested a broad range of vector constructs and combinations to optimize the vector and increase potency, resulting in a 10-fold increase in potency for the selected vector. Treatment of mice in a validated PKU mouse model with BMN 307 showed a lifetime normalization of Phe and normalized neurotransmitter levels. BMN 307 will be evaluated to determine safety and whether a single dose of treatment can restore natural Phe metabolism, normalize plasma Phe levels, and enable a normal diet in patients with PKU. On January 13, 2020, we announced that both the FDA and the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (U.K.) granted IND status and approved our Clinical Trial Application (CTA), respectively, for BMN 307 for the treatment of PKU. On September 24, 2020, we announced that we had dosed the first participant in the global PHEarless Phase 1/2 study of BMN 307. On February 25, 2021, we announced that we plan to dose escalate in the PHEarless Phase 1/2 study of BMN 307 based on encouraging Phe lowering and safety signals observed in study participants who were treated with the lowest dose.
BMN 307 has Orphan Drug designation from the FDA and the EMA and Fast Track designation from the FDA.
Manufacturing
We manufacture the active pharmaceutical ingredients (API) for Aldurazyme, Naglazyme, Palynziq, Vimizim and vosoritide in our production facilities located in Novato, California. We currently also manufacture the API for Brineura and Vimizim in our manufacturing facility in Shanbally, Cork, Ireland. These facilities have demonstrated compliance with current Good Manufacturing Practices (cGMPs) to the satisfaction of the FDA, the EC and health agencies in other countries for the commercial production of Naglazyme, Palynziq, and Vimizim. We believe that with our Novato, California facility and our Shanbally facility, we have ample manufacturing capacity to support anticipated commercial demand for Aldurazyme, Brineura, Naglazyme, Palynziq and Vimizim for at least the next five years.
We contract with third parties to manufacture Kuvan API and drug substance. All our drug product manufacturing (which includes vials, syringes, tablets, and powder) and most packaging operations are performed by contract manufacturers. We expect to continue to contract with outside service providers for certain manufacturing services, including drug substance, drug product, and packaging operations for our products. All of our facilities and those of any third-party manufacturers will be subject to periodic inspections confirming compliance with applicable law and must pass inspection before we can manufacture our drugs for commercial sales. Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be cGMP certified. We believe that our current agreements with third-party manufacturers and suppliers provide for ample operating capacity to support the anticipated clinical and commercial demand for these products. In certain instances, there is only one approved contract manufacturer for certain aspects of the manufacturing process. In such cases, we attempt to prevent disruption of supplies through supply agreements, maintaining safety stock and other appropriate strategies.
In July 2017, we commissioned our commercial-scale gene therapy manufacturing facility, located in Novato, California, where we conduct cGMP production of valoctocogene roxaparvovec and BMN 307 to support clinical development activities and anticipated commercial demand. This facility has the potential to support the commercial production of multiple gene therapy products to meet global commercial demand, depending on dose and production mix. The facility’s production processes have been developed in accordance with International Conference on Harmonisation Technical Requirements for Registration of Pharmaceuticals for Human Use facilitating worldwide registration with health authorities.

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
In the U.S., our products (other than Aldurazyme) are marketed through our commercial teams, including sales representatives and supporting staff members, who promote our products, directly to physicians in specialties appropriate for each product. Outside of the U.S., our sales representatives and supporting staff members market our products (other than Aldurazyme). We believe that with moderate changes in 2021, the size of our sales force will be appropriate to effectively reach our target customers in markets where our products are directly marketed. The launch of any future products, if approved, will likely require expansion of our commercial organization, including our sales force, in the U.S. and international markets.
We utilize third-party logistics companies to store and distribute our products. Moreover, we use third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities.
Customers
Our Brineura, Kuvan, Naglazyme, Palynziq and Vimizim customers include a limited number of specialty pharmacies and end-users, such as hospitals and non-U.S. government agencies. We also sell Brineura, Kuvan, Naglazyme, Palynziq and Vimizim to our authorized distributors and to certain larger pharmaceutical wholesalers globally, which act as intermediaries between us and end-users and generally do not stock significant quantities of our products. However, in certain countries, such as those in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these orders can be inconsistent and can create significant quarter to quarter variation in our revenue. Palynziq is currently distributed in the U.S. pursuant to the REMS program through a limited number of certified specialty pharmacies. During 2020, 45% of our net product revenues, excluding Aldurazyme, was generated by three customers. Genzyme is our sole customer for Aldurazyme and is responsible for marketing and selling Aldurazyme to third parties.
Competition
The biopharmaceutical industry is rapidly evolving and highly competitive. Within the industry, there are many public and private companies, including pharmaceutical companies and biotechnology companies that have or may soon initiate programs for the same indications that our products and product candidates are intended to treat. Furthermore, universities and non-profit research organizations may have research programs, both early-stage and clinical, in the same disease areas. Our competitors may have advantages over us due to greater financial or scientific resources, lower labor and other costs, or due to higher headcount and more robust organizational structures. Our competitors have considerable experience in drug manufacturing, preclinical and clinical research and development, regulatory affairs, marketing, sales, and distribution. They pursue broad patent portfolios and other intellectual property to protect the products they are developing. Their products may outcompete ours due to one or more factors, including faster progress through preclinical and clinical development, lower manufacturing costs, superior safety and efficacy, lower pricing, stronger patent protection, and better marketing, sales, and distribution capabilities. In this event, our products and product candidates, if approved, could fail to gain significant market share, and as a result, our business, financial condition and results of operations could be adversely affected.
Other than Kuvan (which faces generic competition, as described below), our products have no direct approved competition currently on the market in the U.S. or the EU; however, other companies are in the development phase with new and generic products. Our products and product candidates have potential competition from products under development either using similar technology to our programs or different treatment strategies. The following is a summary of some of the primary possible future competitors for our products and product candidates, but the information below may not include all potential competition.
Commercial Products
Aldurazyme, Naglazyme, and Vimizim
In the mucopolysaccharidosis field, several companies are researching treatments using small molecules, gene therapy, and other novel technologies. Aldurazyme, for the treatment of MPS I, has potential competition from clinical stage product candidates from ArmaGen, Inc., JCR Pharmaceuticals Co., Ltd., Orchard Therapeutics Plc, RegenxBio Inc. and earlier stage product candidates, including a product candidate from Immusoft Corporation. Naglazyme, for the treatment of MPS VI, has potential competition from a clinical stage product candidate from Inventiva S.A. and other potential candidates in earlier stages. Vimizim, for the treatment of MPS IVA, has potential competition from a preclinical product candidate from Esteve Pharmaceuticals, S.A. and other potential candidates in earlier stages.
Brineura
Brineura, for the treatment of CLN2, has potential competition from preclinical product candidates from RegenxBio Inc. and the Roche Group.
Kuvan and Palynziq
There are currently no other approved, non-generic drugs on the market in the U.S. or the EU for the treatment of PKU. However, two companies previously filed paragraph IV certifications and submitted ANDAs to produce sapropterin dihydrochloride tablets and powder. We entered into settlement agreements regarding Kuvan with both companies, which allowed these companies to market generic versions of sapropterin dihydrochloride. Generic versions of Kuvan first became available in the U.S. in October 2020. Please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the settlement agreements and for a discussion of the risks posed by generic versions of Kuvan in the U.S. and international markets. Please see “Government Regulation – The Hatch-Waxman Act” in this Annual Report on Form 10-K for additional information regarding ANDAs. Kuvan and Palynziq also have potential competition from clinical stage product candidates from Homology Medicines, Inc., Nestle Health Science, S.A., PTC Therapeutics, Inc. and Synlogic, Inc. and earlier stage product candidates, including product candidates from Generation Bio Co., LogicBio Therapeutics, Inc., Moderna Therapeutics, Inc., Sangamo Therapeutics, Inc. and SOM Innovation Biotech, S.A. BMN 307 is our clinical gene therapy program for PKU, and other companies are also developing gene therapy product candidates for PKU, as described in “Competition—Product Candidates—BMN 307” in this Annual Report on Form 10-K.
Major Product Candidates in Development
Valoctocogene roxaparvovec
Valoctocogene roxaparvovec, a gene therapy product candidate for severe hemophilia A, could have competition from marketed recombinant factor VIII replacement therapies, a novel bispecific antibody marketed by the Roche Group, and clinical stage programs, including gene therapy product candidates under development by Bayer AG, Pfizer, Inc., the Roche Group, Sangamo Therapeutics, Inc., Takeda Pharmaceutical Company Ltd. and preclinical product candidates from other companies, including Freeline Therapeutics Ltd. and Uniqure N.V. In addition, Novo Nordisk A/S, Pfizer, Inc. and Sanofi S.A. are developing novel non-factor replacement product candidates in the clinic for the treatment of hemophilia A.
Vosoritide
Vosoritide, for the treatment of achondroplasia, could have competition from clinical stage products under development by Ascendis Pharma A/S and Pfizer, Inc., and preclinical product candidates from other companies, including QED Therapeutics, Inc.
BMN 307
BMN 307, a gene therapy product candidate for the treatment of PKU, has potential competition from clinical stage product candidates from PTC Therapeutics, Inc., Homology Medicines, Inc., Nestle Health Science, S.A., Synlogic, Inc. and earlier stage product candidates, including product candidates from Generation Bio Co., LogicBio Therapeutics, Inc., Moderna Therapeutics, Inc., Sangamo Therapeutics, Inc. and SOM Innovation Biotech, S.A.
BMN 331
BMN 331, a gene therapy product candidate for the treatment of hereditary angioedema, has potential competition from marketed therapies by BioCryst Pharmaceuticals, Inc., CSL Limited and Takeda Pharmaceutical Company Ltd., clinical stage product candidates from CSL Limited, Ionis Pharmaceuticals, Inc., Kalvista Pharmaceuticals, Inc. and Pharvaris GmbH and earlier stage product candidates from Intellia Therapeutics, Inc. and Regenxbio Inc.
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
The table below lists our outstanding patents and patent applications of primary importance for our products other than Aldurazyme by territory, general subject matter (including composition, methods of treatment and approved use, methods of production and purification, pharmaceutical compositions and clinical formulations) and latest expiry date. With respect to Aldurazyme, the last of our patents expired in November 2020. One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately in the table below. We continue to pursue additional patents and patent term extensions in the U.S. and other territories covering various aspects of our products that may, if issued, extend patent exclusivity beyond the expiration dates listed in the table below. In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the EU. For more information regarding regulatory exclusivity for our products, see the summary of our commercial products under “Overview” in Part I, Item 1 of this Annual Report on Form 10-K.

Product	Territory	Patent No(s).	General Subject Matter	Patent Expiration
Brineura	U.S.	8,029,781	Method of treatment	July 3, 2023(1)
		9,044,473	Method of treatment by administration into the cerebrospinal fluid	February 18, 2032
		10,279,015	Formulation; kit	May 5, 2036
	EU	1,673,104	Pharmaceutical composition	August 30, 2024
		16793229.2(2)	Formulation	May 5, 2036
Kuvan	EU	3138566(2)	Use for treating with once daily dosing regimen	November 7, 2024
		2545939; 3461503(2)	Use for treating once daily after a meal	April 11, 2028
Naglazyme	U.S.	6,866,844	Compositions; methods of treatment; production; purification	November 7, 2022
		7,713,709	Antibody assays	July 20, 2028
	EU	1565209; 2327414	Compositions; pharmaceutical compositions; use to treat an enzyme deficiency	November 7, 2023
Palynziq	U.S.	7,534,595	Composition; method of treating	August 16, 2027 / May 24, 2032(3)
		10,221,408	Purification	February 3, 2031
		9,557,340	Antibody detection assay	July 30, 2029
	EU	2152868	Composition; pharmaceutical composition	May 23, 2028 / May 23, 2033(4)
		2531209; 3025728	Formulation; purification	February 03, 2031
Vimizim	U.S.	8,128,925	Compositions; methods of treatment	April 10, 2030
		8,765,437	Purification; formulation; methods of treatment	January 10, 2032
	EU	2245145	Composition; use for treating	April 30, 2029
		2595650	Purification; composition; use for treating; formulation	July 22, 2031

(1)    Under a patent term extension (PTE) that has been granted.
(2)    Patent application.
(3)    We filed for a PTE for this patent, and if granted, the patent expiration will extend to May 24, 2032.
(4)     We applied for Supplementary Protection Certificate (SPC) for this patent, and we have received SPC to extend the patent expiration to May 23, 2033 in certain European countries, including Austria, Cyprus, Estonia, Hungary, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Spain, Slovenia, and Sweden.
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
Government Regulation
Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture, commercialization, pricing and reimbursement of our products. Our industry is subject to significant federal, state, local and non-U.S. regulation. Our present and future business has been, and will continue to be, subject to a variety of laws in the U.S. and other jurisdictions. In the U.S., failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Our products require approval from the FDA, the EMA and corresponding agencies in other countries before they can be marketed.
Approval Process in the U.S. and EU
Pharmaceutical product development in the U.S. and the EU typically involves preclinical laboratory and animal tests, the submission to the applicable regulatory agency of an application (e.g., an IND or a CTA), which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which marketing approval is sought. Currently, European clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new European Regulation on Clinical Trials, which is expected to take effect in 2021, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Satisfaction of FDA and European pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
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
Clinical trials to support NDAs, BLAs or MAAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. After completion of the required clinical testing, an application is prepared and submitted to the regulatory agency. Approval of the application by the applicable regulatory agency is required before marketing of the product may begin. In the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway) (the EEA), an MAA is prepared and, for all orphan designated products, is submitted to the EMA under the centralized application procedure. EC approval of the MAA under the centralized application procedure results in a single marketing authorization that is valid across the EEA. The NDA, BLA or MAA must include the results of all preclinical, clinical and other testing, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and proposed labeling, among other things. In the U.S., each NDA or BLA is subject to a significant user fee at the time of submission, unless a waiver is granted by the FDA.
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
A marketing approval authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a REMS, to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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
The FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that the FDA determine the combination product’s primary mode of action, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product becomes the lead evaluator. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.
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
Post-Approval Regulatory Requirements
Following approval, the FDA and the EMA will impose certain post-approval requirements related to a product. For instance, the FDA closely regulates the post-approval marketing and promotion of approved products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Moreover, if a company obtains original FDA approval for a product via the accelerated approval pathway, the company will be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of the FDA’s marketing approval for a product.
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
Healthcare Reform
The U.S. and some non-U.S. jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, in the U.S., the PPACA is a sweeping measure intended to improve quality of care, constrain healthcare spending, and expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.
The PPACA also imposed a fee on certain manufacturers and importers of branded prescription drugs (excluding orphan drugs under certain conditions). The annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to, or use by, certain U.S. government programs during the preceding year. Other provisions of the law have also affected us and have increased certain of our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. Among other things, the PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance, and now includes a 70% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes. In addition, drug manufacturers are required to collect and report annually information on payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, covered manufacturers will also be required to report on payments or transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives. The reported data are posted in searchable form on a public web site. Failure to submit required information may result in civil monetary penalties. It is still unclear the full impact that the PPACA will have on our business.
There have been executive, judicial and congressional challenges to certain aspects of the PPACA. For example, former U.S. President Trump signed several Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed legislation repealing the PPACA in its entirety, it has enacted laws that modify certain provisions of the PPACA such as removing penalties for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act. This case was ultimately appealed to the United States Supreme Court, and on November 10, 2020, the U.S. Supreme Court heard oral arguments in this case. It is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2030 unless additional congressional action is taken. However, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Further, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.
Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. However, it is expected that the Biden administration will also focus on controlling drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
Moreover, former U.S. President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. Former President Trump issued an Executive Order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the U.S. It is unclear whether this Executive Order or something similar will be implemented by the Biden Administration.
Brexit and the Regulatory Framework in the U.K.
Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The Trade and Cooperation Agreement which outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our products and product candidates in the U.K. or the EU. Great Britain is no longer covered by the EU’s procedures for obtaining the grant of marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures. A separate marketing authorization will be required to market drugs in Great

Britain. However, for two years from January 1, 2021, the U.K.’s regulator, the MHRA, may adopt decisions taken by the EC on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the U.K., Great Britain, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The data exclusivity periods in the U.K. are currently in line with those in the EU, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future. It is currently unclear whether the MHRA in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.
Orphan designation in Great Britain following Brexit is essentially identical to the position in the EU, but is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.
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
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Effective January 1, 2022, covered manufacturers will also be required to report on payments or transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives during the previous year.
The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states while other states prohibit various other marketing-related activities. Other states require submission or disclosure of certain pricing information. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, states including California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Sanctions under these federal and state laws may include significant penalties, including administrative and criminal sanctions, civil monetary penalties, damages, monetary fines, disgorgement, exclusion of a company from federal healthcare programs, integrity oversight and reporting obligations, criminal fines, contractual damages, reputational harm, diminished profits and future earnings, curtailment of operations and imprisonment.
Approval Outside of the U.S./EU
For marketing outside the U.S. and the EU, we are subject to non-U.S. regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, can differ from those in the U.S. and the EU and may require us to perform additional preclinical or clinical testing. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA or EMA approval. In many countries outside of the U.S., approvals for pricing, coverage and reimbursement offered by third-party payers, including government payers and private insurance plans, are also required.
Anti-Corruption Legislation
The U.S. Foreign Corrupt Practices Act (FCPA), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any non-U.S. government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Similar laws exist in other countries, such as the U.K., that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. Historically, pharmaceutical companies have been the target of FCPA and other anti-corruption investigations and penalties.
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
Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information. The U.S. Department of Health and Human Services, (HHS), recently published an interim final rule that establishes a Most Favored Nation(MFN), Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in non-U.S. countries instead of average sales price (ASP), and establishes a fixed add-on payment in place of the current 6 percent (4.3 percent after sequestration) of ASP. The MFN drug payment amount is expected to be lower than the current ASP-based payment limit because U.S. drug prices are generally the highest in the world. Although the MFN Model interim final rule with comment period was effective as of November 27, 2020, and the model payment methodology was scheduled to begin on January 1, 2021, it faces uncertain prospects for implementation. To date, three federal courts have granted orders preventing implementation of the rule. In addition to these lawsuits, the Biden administration, which has implemented a regulatory freeze, or additional litigation challenging the regulation could delay or halt the implementation of the rule.
Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, starting in 2020, Medicare Part D beneficiaries pay 25% of drug costs after they reach the initial coverage limit - the same percentage they were responsible for before they reached that limit - thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Each manufacturer of drugs approved under NDAs or BLAs is required to enter into a Medicare Part D coverage gap discount agreement and provide a 70% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.
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
Human Capital
As of December 31, 2020, we had 3,059 full-time employees worldwide, 1,343 of whom were in operations, 664 of whom were in research and development, 550 of whom were in sales and marketing and 502 of whom were in administration. Of the 3,059 full-time employees as of December 31, 2020, 2,162 employees were in the U.S. and Canada, and 897 employees were in other non-U.S. countries, including 718 in Europe and the Middle East, 117 in Latin America and 62 in Asia Pacific. We also leverage temporary workers to fill short-term positions for our business and manufacturing needs. As a result of the COVID-19 pandemic, a majority of our global workforce is currently working remotely. However, a portion of our employee base in the U.S. and Ireland continues to work onsite supporting manufacturing and laboratory operations.
Diversity, Equity and Inclusion
At BioMarin, prejudice, racism and intolerance are unacceptable. We are committed to diversity, equity and inclusion (DEI) across all aspects of our organization, including hiring, promotion and development practices. As of December 31, 2020, racial and ethnic minorities represented 46% of our employees in the U.S. Globally, 50% of our workforce were women and 46% of our positions at director-level and above were held by women. We are committed to continuing our ongoing efforts to ensure diversity in all positions, including leadership.
We remain steadfast in our commitment to fostering a community that reflects equality and inclusiveness and working towards making BioMarin a place where every employee feels heard, respected and valued. This commitment is a cultural value, and we believe incorporating and encouraging different perspectives from employees of varied backgrounds and experiences helps us better achieve our business goals and objectives. In 2020, we formed a DEI Employee Advisory Committee to help us define our DEI roadmap and ensure that perspectives from employees of different age, tenure, gender, sexual orientation, race, ethnicity, level and location are considered in how we build the most inclusive environment. We also continue to support and increase the number of our employee resource groups that build community for employees from underrepresented groups.
We are honored to be recognized as a company of choice. In January 2021, we were recognized as a Best Place to Work for lesbian, gay, bisexual, transgender and queer (LGBTQ) Equality by the Human Rights Campaign, scoring 100% on their Corporate Equality Index, one of the foremost benchmarking surveys and reports in the U.S. measuring corporate policies and practices related to LGBTQ workplace equality.
Compensation, Benefits and Well-being
We offer competitive compensation and benefits in order to attract and retain excellent people and support our employees’ overall well-being. Our total rewards compensation package includes market-competitive salary, the potential to earn bonuses or sales commissions, equity, healthcare benefits, retirement savings plans, paid time off and family leave, fitness and wellness programs, free flu vaccinations and an Employee Assistance Program and other mental health services.
In 2020, in response to the COVID-19 pandemic, we developed a comprehensive global plan that established clear and standardized COVID-19 policies, safety protocols and updates to all employees. We implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These include having the majority of our employees work from home, while implementing additional safety measures for employees continuing critical onsite work. We also instituted a policy prohibiting all domestic and international non-essential travel for all employees. As part of our response to the changes implemented due to the COVID-19 pandemic, we established additional employee support programs to support the transition to remote working and to provide financial support and time-off for working parents. In addition, policies and programs were established to help support our onsite manufacturing and laboratory staff, including safety screening, onsite COVID-19 testing and financial support for employees who incurred additional expenses related to higher commuting costs, fitness facility closures, personal purchase of supplies and equipment, and increased childcare demands.

We believe people should be paid for the value of their work, regardless of race, ethnicity, gender or other protected characteristics. To this end, we benchmark and tie compensation to market data as well as to an employee’s experience, function, and performance. We regularly review our workforce compensation practices and strive for equity. Specifically, we partner with independent, third-party experts to conduct a regular and detailed pay equity assessment to determine whether gender and race/ethnicity have a significant impact on pay levels across the organization. This pay equity analysis is conducted on an employee’s total compensation, including base pay, bonus, and equity. If we identify any pay gap across the organization, we typically make adjustments to mitigate such gaps. Our managers also receive training in how to recognize and prevent discrimination in hiring, performance management and compensation decisions.
Professional Growth and Development
We help our employees develop the skills and capabilities to support BioMarin’s growth and innovation. We continually invest in our employees’ career growth and provide them with a wide range of development opportunities, including face-to-face, virtual and self-directed learning, mentoring, mobile coaching and external development. We offer our employees career-specific training and resources and support development opportunities through company sponsored programs in addition to our tuition reimbursement program. We also provide our high-potential employees with a variety of leadership coaching and management programs.
Patient and Community Connections
We are striving to support our local communities around the world by developing programs that inspire and enrich both our patient populations and the areas where we live and work. We actively engage with underrepresented populations through a variety of outreach and programs. We have collaborated with Biotech Partners, a non-profit organization in the San Francisco Bay Area focused on helping students underrepresented in the biotechnology field to gain experience through classroom instruction and paid internships. In addition, we have a partnership with Health Career Connection, a national non-profit that prepares the next generation of diverse, transformational health, equity, and racial justice leaders, by providing promising undergraduate college students from underrepresented backgrounds and under resourced communities with paid internship programs, health equity scholars programs and alumni professional development initiatives. Through our Rare Scholars program, we award annual scholarships to students living with rare disease.
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

Business and Operational Risks
The COVID-19 pandemic could materially adversely affect our business, results of operations, and financial condition.
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has resulted in travel restrictions, quarantines, “work-from-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. We experienced an impact on our product revenues and development programs in 2020 from the COVID-19 pandemic, and we expect that the outbreak will continue to adversely impact our financial results and our business generally. Ongoing and future effects of the COVID-19 pandemic (or any future pandemic) on all aspects of our business and operations, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, and the duration of such effects, are highly uncertain and difficult to predict. We anticipate that the COVID-19 pandemic will likely continue to have an adverse impact on our business, results of operations, and financial condition.
The continued spread of COVID-19 has adversely affected and will likely continue to adversely impact our product development programs, including preclinical study and clinical trial operations. We have been, and will likely continue to be, unable to initiate or continue conducting clinical trials as originally planned due to the prioritization of hospital resources toward the outbreak, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients or their heightened exposure to COVID-19, potential unwillingness of patients to enroll or continue in trials for fear of exposure to COVID-19 at sites, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or otherwise interrupt healthcare services. For example, we experienced delays in certain clinical trials and have had to reevaluate expected timelines for those trials. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, the COVID-19 pandemic has delayed, and may continue to postpone, necessary regulatory inspections and other interactions with regulators regarding our products in development, which could delay review or approval of our regulatory submissions.
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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Risk Factors section, such as those relating to our conducting a significant amount of our sales and operations outside of the U.S., exposure to changes in foreign exchange rates, our substantial indebtedness, our need to generate sufficient cash flows to service our indebtedness and finance our operations, our ability to comply with the covenants contained in the agreements that govern our indebtedness and the volatility of our stock price.
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
If we fail to obtain and maintain an adequate level of coverage and reimbursement for our products by third-party payers, the sales of our products would be adversely affected or there may be no commercially viable markets for our products.
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
Reimbursement in the European Union (EU) and many other territories must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it will exceed 12 months. Even after a price is negotiated, countries frequently request or require reductions to the price and other concessions over time.
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
The sale of generic versions of Kuvan by generic manufacturers has adversely affected and may continue to adversely affect our revenue and results of operations.
The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, permits the Food and Drug Administration (FDA) to approve abbreviated new drug applications (ANDAs) for generic versions of branded drugs. We refer to this process as the ANDA process. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient as a branded drug, but does not generally require the conduct and submission of clinical efficacy studies for the generic product. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product is bioequivalent to the branded product.
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
Between 2014 and 2016 we received paragraph IV notice letters from two pharmaceutical companies notifying us that each had filed ANDAs seeking approval of proposed generic versions of Kuvan. We filed lawsuits alleging patent infringement against each company, and between 2015 and 2017 we entered into settlement agreements with the companies that resolved the patent litigation in the U.S. The settlement agreements granted the companies non-exclusive licenses to our Kuvan-related patents to allow them to market generic versions of sapropterin dihydrochloride in the U.S. for the indications approved for Kuvan beginning on October 1, 2020, or earlier under certain circumstances. Generic versions of Kuvan first became available in the U.S. in October 2020, and as expected, our U.S. sales of Kuvan in the fourth quarter of 2020 significantly declined as compared to prior periods. We expect that the continued availability of generic versions of sapropterin dihydrochloride in the U.S. will continue to adversely affect our U.S. sales of Kuvan.
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
We also face generic competition for Kuvan in certain non-U.S. countries, and there is a process equivalent to the ANDA process under Article 10 of Directive 2001/83/EC in the EU. Our ability to successfully market and sell Kuvan in many countries in which we operate is based upon patent rights or certain regulatory forms of exclusivity, or both. The scope of our patent rights and regulatory exclusivity for Kuvan vary from country to country and are dependent on the availability of meaningful legal remedies in each country. If our patent rights and regulatory exclusivity for Kuvan are successfully challenged, expire, or otherwise terminate in a particular country, the resulting generic competition could have a material adverse effect on our revenue and results of operations.
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
Regulatory Risks
If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase.
We must obtain regulatory approval to market and sell our product candidates. For example, in the U.S., we must obtain FDA approval for each product candidate that we intend to commercialize, and in Europe we must obtain approval from the European Medicines Agency (EMA). The FDA and EMA approval processes are typically lengthy and expensive, and approval is never certain. Accordingly, there are no assurances that we will obtain regulatory approval for any of our product candidates. Furthermore, there can be no assurance that approval of one of our product candidates by one regulatory agency will mean that other agencies will also approve the same product candidate. Similarly, regulatory authorities may approve a product candidate for fewer or more limited indications than requested. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
We have had fewer interactions with regulatory authorities outside the U.S. and the EU as compared to our interactions with the FDA and EMA. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA or EMA approval. Moreover, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA or EMA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other non-U.S. countries or by the FDA or EMA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA or EMA approval. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our product candidates in any market.
Because of the risks and uncertainties in pharmaceutical development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. We also rely on independent third-party CROs to file some of our non-U.S. marketing applications and important aspects of the services performed for us by the CROs are out of our direct control. If we fail to adequately manage our CROs, if the CRO elects to prioritize work on our projects below other projects or if there is any dispute or disruption in our relationship with our CROs, the filing of our applications may be delayed.
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
With respect to valoctocogene roxaparvovec, we may experience challenges specific to gene therapy that cause significant delays or unanticipated costs, or that cannot be solved. Although numerous companies are currently advancing gene therapy product candidates through clinical trials, the FDA has only approved a very small number of vector-based gene therapy products thus far. Moreover, there are very few approved gene therapy products outside the U.S. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for valoctocogene roxaparvovec in any jurisdiction. Regulatory requirements governing gene and cell therapy products are still evolving and may continue to change in the future. For example, in October 2020, it was reported that the Director of the Center for Biologics Evaluation and Research, the center of the FDA responsible for reviewing marketing applications for gene therapies, stated that the FDA will assess the importance of durability of effect differently for a gene therapy that treats a disease that has no other available therapies versus a condition for which there are multiple approved treatments. Regulatory review agencies and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our treatment candidate or lead to significant post-approval studies, limitations or restrictions. For example, on August 18, 2020 the FDA issued a Complete Response Letter (CRL) to our BLA for valoctocogene roxaparvovec for the treatment of adults with severe hemophilia A. In the CRL, the FDA introduced a new request for two-year follow-up safety and efficacy data on all study participants from our ongoing Phase 3 study of valoctocogene roxaparvovec. The trial will not complete two years of follow-up until November 2021. Continued delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring valoctocogene roxaparvovec to market could have a negative effect on our business and financial condition. Even if we do obtain regulatory approval, ethical, social and legal concerns about gene therapy arising in the future could result in additional regulations restricting or prohibiting sale of our product.
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
From time to time during the development and regulatory approval process for our products and product candidates, we engage in discussions with the FDA and comparable international regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. As part of these discussions, we sometimes seek advice in the design of our clinical programs from various regulatory agencies globally, but we do not always follow such guidance. This increases the chance of adverse regulatory actions, but we try to always provide appropriate scientific evidence to support approval. For example, when the FDA accepted our new drug application for vosoritide in late 2020, the agency reiterated its position raised during the vosoritide Pediatric Advisory Committee and Endocrinologic and Metabolic Drugs Advisory Committee held in May 2018, recommending two, two-year placebo-controlled trials in different age groups. Although our vosoritide clinical program does not meet every element of the FDA’s recommendation, we designed our studies of vosoritide in a manner that we believe can demonstrate efficacy and safety of the product candidate for the target patient population. However, the FDA may ultimately disagree with our position that our vosoritide trials support regulatory approval. Moreover, sometimes different regulatory agencies provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or is otherwise inappropriate. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other non-U.S. regulatory authorities, the approval of our product candidates may be delayed and their value may be reduced.
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
Moreover, if original FDA approval for one of our product candidates is granted via the accelerated approval pathway, we will be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of the FDA’s marketing approval for a product candidate. In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the EMA and other comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient.
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
Similar rules governing clinical trials to those in place in the United States apply in the EU and the U.K. Following the U.K.’s exit from the EU, commonly referred to as Brexit, and the end of the transition period that was in place until the end of 2020, clinical trials that take place in the U.K. are seen as trials that have taken place in a “third country” and will only be considered during the course of a marketing authorization application if they are carried out on a basis that is in line with the regulations governing clinical trials in the EU. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, as implemented in national law by individual member states, and applicable good clinical practice standards. The EU Clinical Trials Directive is due to be replaced with the new EU Clinical Trials Regulation (EU CTR) at the end of 2021. Should the U.K. not seek to align its regulations governing clinical trials with the EU CTR then trials that take place in the U.K. may carry less weight than they currently do when applying for a marketing authorization in the EU.
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
Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the PPACA) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the PPACA. For example, the U.S. Supreme Court is currently reviewing the U.S. Court of Appeals for the 5th Circuit ruling that that the individual mandate was unconstitutional and to determine the constitutionality of the PPACA in its entirety, although it is unclear when a decision will be made. It is also unclear how such litigation will impact the PPACA and our business. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, during the former Trump administration there were multiple executive orders issued, initiatives implemented and calls for legislation form Congress to reduce drug prices, increase competition and reduce out of pocket costs of drugs for patients. The likelihood of implementation of any of the former Trump administration healthcare reform initiatives is uncertain, particularly in light of the new Biden administration and its implementation of a regulatory freeze. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
Likewise, in many EU countries, legislators and other policymakers continue to propose and implement healthcare cost-containing measures in response to the increased attention being paid to healthcare costs in the EU. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental and private third-party payers, may increase the tax obligations on pharmaceutical companies or may facilitate the introduction of generic competition with respect to our products. Further, an increasing number of EU countries and other non-U.S. countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. If the price of one of our products decreases substantially in a reference price country, it could impact the price for that product in other countries. Consequently, a downward trend in prices of our products in some countries could contribute to similar downward trends elsewhere, which would have a material adverse effect on our revenue and results of operations. Moreover, in order to obtain reimbursement for our products in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies.
Legally mandated price controls on payment amounts by governmental and private third-party payers or other restrictions could harm our business, results of operations, financial condition and prospects. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2020.
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
Risks Related to Valoctocogene Roxaparvovec
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
Financial and Financing Risks
If we continue to incur operating losses or are unable to sustain positive cash flows for a period longer than anticipated, we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Since we began operations in March 1997, we have been engaged in substantial research and development and capital investments, and we have operated at a net loss for each year since our inception, with the exception of 2008, 2010 and 2020. Our future profitability and cash flows depend on our marketing and selling of our products, the receipt of regulatory approval of our product candidates, our ability to successfully manufacture and market any products, either by ourselves or jointly with others, our spending on our development programs, the impact of any possible future business development transactions and other risks set forth in this Risk Factors section. The extent of our future losses and the timing of profitability and positive cash flows are highly uncertain. If we fail to become profitable or are unable to sustain profitability and positive cash flows on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
If we fail to obtain the capital necessary to fund our operations, our financial results and financial condition will be adversely affected and we will have to delay or terminate some or all of our product development programs.
As of December 31, 2020, we had cash, cash equivalents and investments totaling $1.4 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of December 31, 2020, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. Our indebtedness may:
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
Manufacturing Risks
If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Our manufacturing facility in the U.S. has been approved by the FDA and the European Commission (EC) for the manufacture of Palynziq, and it has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Aldurazyme, Brineura, Naglazyme and Vimizim. Our manufacturing facility in Shanbally, Cork, Ireland has been approved by the FDA, the EC, and health agencies in other countries for the manufacture of Vimizim, and it has been approved by the FDA and the EMA as a formulated bulk drug substance manufacturing and quality control facility for Brineura. In addition, our third-party manufacturers’ facilities involved with the manufacture of our products have also been inspected and approved by various regulatory authorities. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
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
We currently rely on third parties for portions of the manufacture of each of our commercial products. If those manufacturers are unwilling or unable to fulfill their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for these products or sell these products at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.
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
Risks Related to International Operations
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
•financial risks such as longer payment cycles, difficulty collecting accounts receivable, exposure to fluctuations in foreign currency exchange rates and potential currency controls imposed by non-U.S. governments;
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
We are required to comply with anti-corruption and anti-bribery laws in the jurisdictions in which we operate, including the FCPA in the U.S., the United Kingdom (U.K.) Bribery Act and other similar laws in other countries in which we do business. We operate in a number of countries that are recognized to have a reputation for corruption and pose an increased risk of corrupt practices. We also regularly interact with government regulators in many countries, including those that are considered higher risk for corruption, in order to secure regulatory approval to manufacture and distribute our products. The anti-corruption and anti-bribery laws to which we are subject generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other persons for the purposes of influencing official decisions or obtaining or retaining business and/or other benefits. These laws also require us to make and keep books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered non-U.S. officials for purposes of applicable anti-corruption laws.
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
Moreover, there has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement support offerings, clinical education programs and promotional speaker programs. If we, our third-party agents or donation recipients are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry reputation and increase scrutiny over our business and our products.
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
Intellectual Property Risks
If we are unable to protect our intellectual property, we may not be able to compete effectively or preserve our market shares.
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
Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or that they filed their application for a patent on a claimed invention before we did. Competitors may also claim that we are infringing on their patents and therefore we cannot practice our technology. Competitors may also contest our patents by showing the patent examiner or a court that the invention was not original, was not novel or was obvious, for example. In litigation, a competitor could claim that our issued patents are not valid or are unenforceable for a number of reasons. If a court agrees, we would not be able to enforce that patent. Moreover, generic manufacturers may use litigation and regulatory means to obtain approval for generic versions of our products notwithstanding our filed patents or patent applications.
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
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and the federal district courts of the U.S. as the exclusive forums for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for breach of a fiduciary duty owed by any director, officer or other employee of BioMarin to us or our stockholders;
•any claim or cause of action against us or any of our directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, our restated certificate of incorporation or our amended and restated bylaws; any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or our amended and restated bylaws;
•any claim or cause of action as to which the General Corporation Law of the State of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine.
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated bylaws provide that the federal district courts of the U.S. of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either of our exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business. Our amended and restated bylaws further provide that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provisions.
General Risk Factors
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (TCJA), enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the application of certain tax credits (including a reduction of tax credits under the Orphan Drug Act), the deductibility of expenses, the utilization of net operating losses (NOLs) and other deferred tax assets, and the taxation of non-U.S. earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted on March 27, 2020, modified certain provisions of the TCJA, including provisions relating to NOL utilization. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the TCJA, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.
Moreover, changes in the tax laws of non-U.S. jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD), or other initiatives led by the European Commission. The OECD, which represents a coalition of member countries including the U.S. and other countries in which we have operations, made several recommendations with the aim of addressing tax avoidance and ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm's length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. If tax authorities successfully challenge our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, resulting in a higher tax liability. In addition, if a country from which income is reallocated does not agree with the reallocation, both that country and the other country to which the income was allocated could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Federal and state false claims laws, including the civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid, or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we also are prohibited from, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. Many state and non-U.S. laws also govern the privacy and security of health information. They often differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices outside of the European Economic Area (EEA) are likely to remain uncertain for the foreseeable future. In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sales, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (CPRA), becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, expand an individual’s private right of action and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
The European Regulation 2016/679, known as the General Data Protection Regulation (GDPR), as well as EU Member State implementing legislations, apply to the processing of personal data of individuals located in the EEA, including health-related information, by companies located in the EEA, or in certain circumstances, by companies located outside of the EEA. These laws impose strict obligations on the ability to collect, record, store, disclose, use and transmit personal data, including health-related information. These include several requirements relating to (i) obtaining, in some situations, the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) ensuring the security and confidentiality of the personal data, (iv) the obligation to notify regulatory authorities and affected individuals of personal data breaches, (v) extensive internal privacy governance obligations, and (vi) obligations to honor rights of individuals in relation to their personal data (for example, the right to access, correct and delete their data). The GDPR prohibits the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Potential pecuniary fines for noncompliant companies may be up to the greater of €20 million or 4% of annual global revenue. The GDPR has increased our responsibility and liability in relation to personal data that we process and has increased our compliance costs.
The GDPR and other European data protection laws generally restrict the transfer of personal information from Europe, including the EEA and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been the European Commission’s Standard Contractual Clauses (SCCs). However, the Court of Justice of the EU issued a decision that called into question whether the SCCs can lawfully be used for transfers of personal information from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the SCCs, on which we have relied for personal information transfers from Europe to the United States and other “third countries.” The Court of Justice of the EU ruled that subject to their containing “effective mechanisms” to ensure compliance with the protections offered by EU law, namely implementation of transfer impact assessments regarding country surveillance laws, the SCCs were generally upheld. New SCCs will be published in the coming months and will require implementation within 12 months from publication. Compliance with the regulations covering the transfer of personal information from Europe to the U.S. has increased our compliance costs.
Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed to between the U.K. and EU, the GDPR no longer has effect in law in the U.K. However, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the U.K. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and EEA. Furthermore, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains unclear, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Also in the event of a violation of the GDPR affecting data subjects across the U.K. and the EEA, we could potentially be investigated by, and ultimately fined by the U.K. Information Commissioner’s Office and the supervisory authority in each and every EEA Member State where data subjects have been affected by such violation.
Substantial new laws and regulations affecting compliance have also been adopted in the U.S. and certain non-U.S. countries, which may require us to modify our business practices with healthcare practitioners. For example, in the U.S., the PPACA, through the Physician Payments Sunshine Act, requires certain drug, biologicals and medical supply manufacturers to collect and report to CMS information on payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as investment and ownership interests held by such physicians and their immediate family members during the preceding calendar year. Effective January 1, 2022, manufacturers will also be required to report on payments or transfers of value, and ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives. In addition, there has been a recent trend of increased state regulation of payments made to physicians. Certain states and/or local jurisdictions mandate implementation of compliance programs, compliance with the Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (PhRMA) Code on Interactions with Healthcare Professionals, the registration of pharmaceutical sales representatives and/or the tracking and reporting of gifts, compensation and other remuneration to physicians, marketing expenditures, and drug pricing. Likewise, in many non-U.S. countries there is an increasing focus on the relationship between drug companies and healthcare practitioners. Recently enacted non-U.S. legislation creates reporting obligations on payments, gifts and benefits made to these professionals; however, implementing regulations enacting such laws are still pending and subject to varying interpretations by courts and government agencies. The shifting regulatory environment and the need to implement systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the costs of maintaining compliance and the possibility that we may violate one or more of the requirements and be subject to fines or sanctions.
Due to the breadth of the healthcare and privacy and data protection laws described above, the narrowness of available statutory and regulatory exceptions and safe harbors and the increased focus by law enforcement agencies in enforcing such laws, our business activities could be subject to challenge under one or more of such laws. If we are found in violation of one of these laws, we may be subject to significant criminal, civil or administrative sanctions, including damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-

compliance with these laws, curtailment of our operations, and debarment, suspension or exclusion from participation in government healthcare programs, any of which could adversely affect our business, financial condition and results of operations.
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
We rely significantly on our information technology systems to effectively manage and maintain our operations, inventory and internal reports, to manufacture and ship products to customers and to timely invoice them. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents or attacks, could harm our ability to operate our business effectively. Our ability to manage and maintain our operations, inventory and internal reports, to manufacture and ship our products to customers and timely invoice them depends significantly on our enterprise resource planning, production management and other information systems. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, cyberattack and other disruptions. Potential problems and interruptions associated with the implementation of new or upgraded technology systems or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and expose us to greater risk of security breaches. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. Cybersecurity incidents resulting in the failure of our enterprise resource planning system, production management or other systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access or unavailability of these systems, have occurred in the past and may affect our ability in the future to manage and maintain our operations, inventory and internal reports, and result in delays in product fulfillment and reduced efficiency of our operations.
As part of our business, we collect, store and transmit large amounts of confidential information, proprietary data, intellectual property and personal data. The information and data processed and stored in our technology systems, and those of our research collaborators, CROs, contract manufacturers, suppliers, distributors, or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation. Data security breaches may be the result of unauthorized or unintended activity (or lack of activity) by our employees or contractors or malware, hacking, business email compromise, phishing or other cyberattacks directed by third parties. These third parties for which we depend on to operate our business have experienced and may continue to experience cybersecurity incidents. While we have implemented measures to protect our information and data stored in our technology systems and those of the third parties that we rely on, our efforts may not be successful.
We have experienced and may continue to experience cybersecurity incidents. Although to our knowledge we have not experienced any material incident or interruption to date, if such an event were to occur it could result in a material disruption of our development programs and commercial operations, including due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information. Further, these cybersecurity incidents can lead to the public disclosure of personal information (including sensitive personal information) of our employees, clinical trial patients and others and result in demands for ransom or other forms of blackmail. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists”, nation states and others. Moreover, the costs to us to investigate and mitigate cybersecurity incidents could be significant. For example, the loss of clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security breach that results in the unauthorized access, use or disclosure of personal data may require us to notify individuals, governmental authorities, credit reporting agencies, or other parties pursuant to privacy and security laws and regulations or other obligations. Such a security compromise could harm our reputation, erode confidence in our information security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, proprietary or personal information, we could be exposed to a risk of loss, enforcement measures, penalties, fines, indemnification claims, litigation and potential civil or criminal liability, which could materially adversely affect our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table contains information about our significant owned and leased properties as of December 31, 2020:

Location	Approximate Square Feet	Use	Lease Expiration Date
San Rafael facility, San Rafael, California	407,300	Corporate headquarters, laboratory and office	Owned property
Several facilities in Novato, California	293,300	Clinical and commercial manufacturing, laboratory and office	Owned property
Several leased facilities in Novato, California	203,700	Office and warehouse	2023
Shanbally facility, Cork, Ireland	203,500	Manufacturing, laboratory and office	Owned property
We expect that these properties, together with our other smaller leased office facilities in various countries, will be adequate for our operations for the foreseeable future.

Item 3. Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Executive Vice President and Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for valoctocogene roxaparvovec by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support valoctocogene roxaparvovec’s durability of effect and, as a result, that it was foreseeable that the FDA would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. In December 2020, the court hearing the case appointed Arbejdsmarkedets Tillægspension as lead plaintiff. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for valoctocogene roxaparvovec. Our motion to dismiss the complaint is due on April 22, 2021. We believe that the claims have no merit and we intend to vigorously defend this action.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the symbol “BMRN” on the Nasdaq Global Select Market.
We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2020 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.
Holders
As of February 12, 2021, there were 39 holders of record of 181,829,680 outstanding shares of our common stock.
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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
BioMarin Pharmaceutical Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

* $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

	2015	2016	2017	2018	2019	2020
BioMarin Pharmaceutical Inc.	$100.00	$79.08	$85.12	$81.28	$80.71	$83.71
Nasdaq Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Nasdaq Biotechnology Index	$100.00	$78.65	$95.67	$87.19	$109.08	$137.90

Item 6. Selected Consolidated Financial Data
We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below:

	Years Ended December 31, (In millions, except for per share data)
	2020 (1)	2019 (1)	2018 (1)	2017	2016
Consolidated Statements of Operations data:
Total revenues	$1,860.5	$1,704.0	$1,491.2	$1,313.6	$1,116.9
Total costs and expenses	$1,897.2	$1,804.5	$1,614.7	$1,328.3	$1,920.3
Loss from operations	$(36.8)	$(100.5)	$(123.5)	$(14.7)	$(803.4)
Provision for (benefit from) income taxes	$(901.4)	$(71.0)	$(65.5)	$81.2	$(200.8)
Net Income (loss)	$859.1	$(23.8)	$(77.2)	$(117.0)	$(630.2)
Net income (loss) per share, basic	$4.75	$(0.13)	$(0.44)	$(0.67)	$(3.80)
Net income (loss) per share, diluted	$4.53	$(0.13)	$(0.44)	$(0.67)	$(3.81)
Weighted average common shares outstanding, basic	180.8	179.0	177.1	174.4	166.0
Weighted average common shares outstanding, diluted	191.7	179.0	177.3	174.4	166.2

	December 31, (In millions)
	2020	2019	2018	2017	2016
Consolidated Balance Sheets data:
Cash, cash equivalents and investments	$1,350.9	$1,165.8	$1,320.2	$1,781.7	$1,362.4
Total assets	$5,848.0	$4,690.0	$4,427.1	$4,633.1	$4,023.7
Convertible senior notes, net	$1,075.1	$848.1	$830.4	$1,174.5	$683.2
Other long-term obligations	$174.3	$148.9	$105.5	$194.4	$157.3
Total stockholders' equity	$4,106.0	$3,122.4	$2,967.9	$2,808.7	$2,766.3
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

	Three Months Ended (In millions, except per share data, unaudited)
	March 31,	June 30,	September 30,	December 31,
2020:
Total revenues	$502.1	$429.5	$476.8	$452.1
Net income (loss)	$81.4	$(29.2)	$784.8	$22.1
Net income (loss) per share, basic	$0.45	$(0.16)	$4.33	$0.12
Net income (loss) per share, diluted	$0.44	$(0.16)	$4.01	$0.12
2019:
Total revenues	$400.7	$387.8	$461.1	$454.4
Net income (loss)	$(56.5)	$(37.4)	$55.0	$15.0
Net income (loss) per share, basic	$(0.32)	$(0.21)	$0.31	$0.08
Net income (loss) per share, diluted	$(0.32)	$(0.21)	$0.30	$0.08
Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for discussion of our operating results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K, including the disclosures under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.” These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Forward-Looking Statements” that appears at the beginning of this Annual Report on Form 10-K. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and are presented in U.S. Dollars (USD).
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
Our portfolio consists of several commercial products and multiple clinical and preclinical product candidates for the treatment of various diseases. A summary of our commercial products, as of December 31, 2020, is provided below:

Commercial Products	Indication	United States Orphan Drug Exclusivity Expiration (1)	United States Biologic Exclusivity Expiration (2)	European Union Orphan Drug Exclusivity Expiration (1)
Aldurazyme (laronidase)	MPS I (3)	Expired	Expired	Expired
Brineura (cerliponase alfa)	CLN2 (4)	2024	2029	2027
Kuvan (sapropterin dihydrochloride)	PKU (5)	Expired	Not Applicable	Expired
Naglazyme (galsulfase)	MPS VI (6)	Expired	Expired	Expired
Palynziq (pegvaliase-pqpz) (7)	PKU	2025	2030	2029
Vimizim (elosulfase alpha)	MPS IVA (8)	2021	2026	2024
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
(4)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)For the treatment of phenylketonuria (PKU)
(6)For the treatment of Mucopolysaccharidosis VI (MPS VI)
(7)For adult patients with PKU
(8)For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
A summary of our on-going major development programs as of December 31, 2020, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2

Uncertainty Relating to the COVID-19 Pandemic
The outbreak of novel coronavirus disease (COVID-19) continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by COVID-19 during the year ended December 31, 2020 and we anticipate a continued impact on our financial results in fiscal year 2021. The extent and duration of such effects are highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Continued Emphasis on Research and Development
•Vosoritide - In February 2021, we announced that the FDA granted priority review designation for our New Drug Application (NDA) for vosoritide, an investigational, once daily injection analog of C-type Natriuretic Peptide (CNP) for children with achondroplasia, the most common form of disproportionate short stature in humans.
In December 2020, we announced results from our pivotal global Phase 3 randomized, double-blind, placebo-controlled study of vosoritide in approximately 121 children with achondroplasia ages 5-14 for two years. The data demonstrated that children in the open-label long-term extension of the Phase 3 study maintained an increase in Annual Growth Velocity through the second year of continuous treatment. An analysis comparing 52 children who were randomized and treated with vosoritide for two years to 38 children from the run-in study who were randomized to receive placebo with an untreated observation period of two years showed improvement in one-year height change in the treated group relative to the untreated group. The one-year height change improvement in the second year of treatment, 1.79 cm, was similar to the one-year height change improvement in the first year of treatment, 1.73 cm. The cumulative height gain over the 2-year period for treated children was 3.52 cm more than untreated children.
In 2020, marketing applications for vosoritide were validated and accepted by the EMA and FDA, respectively. The Committee for Medicinal Products for Human Use (CHMP) opinion is expected in Europe in June 2021. The U.S. NDA for vosoritide is under review by the FDA with a Prescription Drug User Fee Act (PDUFA) Target Action Date of August 20, 2021. Vosoritide has Orphan Drug designation from the FDA and EMA.
•BMN 307 - In February 2021, we announced that we plan to dose escalate participants in PHEarless, the Phase 1/2 study of BMN 307 our gene therapy candidate for PKU based on encouraging Phe lowering and safety signals observed in study participants who were treated with the lowest dose. Both the FDA and EMA have granted BMN 307 Orphan Drug Status. Additionally, the FDA has granted fast track designation to BMN 307. All subjects participating in the PHEarless study are receiving product made at commercial scale from our gene therapy manufacturing facility.
•Valoctocogene roxaparvovec – In January 2021, we announced topline results from our ongoing global Phase 3 study of valoctocogene roxaparvovec, an investigational gene therapy for the treatment of adults with severe hemophilia A. All 134 study participants received a single dose of valoctocogene roxaparvovec and completed a year or more of follow-up. Data from the study in the pre-specified primary analysis for Annualized Bleeding Rate (ABR) showed that a single dose of valoctocogene roxaparvovec significantly reduced ABR by 84% compared

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
with prior treatment with prophylactic Factor VIII infusions from 4.8 (median 2.8) bleeding episodes per year at baseline to 0.8 (median 0.0). These results were from a pre-specified group of 112 participants in a non-interventional prospective baseline observational study with a median follow-up of 60.1 weeks after dosing with valoctocogene roxaparvovec. Of the 112 rollover study participants, 80% were bleed-free starting at week five after treatment.
Valoctocogene roxaparvovec also significantly reduced the mean annualized Factor VIII usage in the rollover population by 99%, from 135.9 (median 128.6) to 2.0 (median 0.0) infusions per year. At the end of the first year post-infusion with valoctocogene roxaparvovec, 132 participants in the modified intent-to-treat (mITT) population had a mean endogenous Factor VIII expression level of 42.9 (SD 45.5, median 23.9) IU/dL, as measured by the chromogenic substrate assay, supporting the clinical benefits observed with significant reduction of bleeding episodes and Factor VIII infusion rate. Factor VIII expression declined at a slower rate compared to the Phase 1/2 study, and remained in a range to provide hemostatic efficacy. In the 17 participants who comprise a subset of the mITT population and had been dosed at least two years prior to the data cut date, Factor VIII expression declined from a mean of 42.2 (SD 50.9, median 23.9) IU/dL at the end of year one to a mean of 24.4 (SD 29.2, median 14.7) IU/dL at the end of year two with continued hemostatic efficacy demonstrated by a mean ABR of 0.9 (median 0.0) bleeding episodes per year
In the United States, the Food and Drug Administration (FDA) recommended that we complete the Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants. We plan to meet with FDA to review the two-year data request and share the Phase 3 results announced in January 2021. We are targeting resubmission of the Marketing Authorization Application (MAA) with these results to the European Medicines Agency (EMA) in the second quarter of 2021 pending confirmation in presubmission meetings.
•BMN 255 - In January 2021, we announced that we filed an Investigational New Drug application (IND) for BMN 255, a small molecule for the treatment of a subset of chronic renal disease. BMN 255 was driven by genetic discoveries for both mechanism and for identifying individuals for treatment.
•Palynziq - In October 2020 we announced that the FDA approved our supplemental BLA to increase the maximum allowable dose of Palynziq Injection for treatment of adults with PKU to 60 mg daily. Previously, the maximum dose was 40 mg daily. In the Phase 3 PRISM studies, 19% of study participants required a 60 mg dose to achieve adequate response to Palynziq.
Palynziq is indicated to reduce blood Phe concentrations in adults with PKU, who have uncontrolled blood Phe concentrations greater than 600 μmol/L on existing management. Palynziq, a PEGylated recombinant phenylalanine ammonia lyase enzyme, is the first and only approved enzyme substitution therapy to target the underlying cause of PKU by helping the body to break down Phe.
•BMN 331 - In July 2020, we began IND-enabling studies for our third gene therapy product candidate, BMN 331, for the treatment of hereditary angioedema.
•BMN 351 - IND-enabling studies are underway for BMN 351, an oligonucleotide therapy that has demonstrated a high-level of protein expression in pre-clinical models for the treatment of Duchenne Muscular Dystrophy. We intend to determine the timing of a potential IND filing at the end of the year based on the results of these studies.
•Gene therapy manufacturing facility - In January 2020, we announced significant improvements in productivity at our gene therapy facility which has the potential to support the commercial production of multiple gene therapy products to meet global commercial demand, depending on dose and production mix.
2021 Outlook
In 2021, we will continue to focus on our key operating objectives which include continued progression of our product pipeline and continued uptake of our commercial products. From a research and development (R&D) perspective, we expect to continue to invest in our various ongoing clinical studies which support both our commercial products and research and early development pipeline. We expect to move forward on a number of late-stage clinical studies for new product candidates and plan to file marketing applications for various therapeutic areas.
From a commercial perspective, we expect to continue to build-out our commercial organization to support the commercialization of Palynziq and incur pre-commercialization expenses related to vosoritide.
While the continued impact of the COVID-19 pandemic on the global business environment remains uncertain, we expect the conditions and effects of the pandemic on our business will persist. We expect significant declines in Kuvan revenues in the U.S. due to the October 2020 loss of market exclusivity and plan to implement strategies to retain market share aimed to mitigate a complete loss of market share. We expect to experience continued growth in our base business for the other commercial products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
We continue to monitor conditions in the macroeconomic environment that could affect our ability to achieve our goals, such as the continuing impact of the COVID-19 pandemic on all aspects of our business, changes in the reimbursement and payer landscape, changes in economic conditions in certain key markets, particularly in Europe and Latin America, patent expiration of competitive products and the launch of generic competitors, government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will adjust our business processes, as appropriate, to attempt to mitigate these risks to our business.
We expect that our product pipeline investments and expanding commercial infrastructure will enable us to execute on our 2021 operating objectives.
2020 Financial Highlights
Key components of our results of operations include the following:

	Years Ended December 31,
	2020	2019	2018
Total revenues	$1,860.5	$1,704.0	$1,491.2
Cost of sales	$524.3	$359.5	$315.3
R&D expense	$628.1	$715.0	$696.3
Selling, general and administrative (SG&A) expense	$737.7	$680.9	$604.4
Gain on sale of nonfinancial assets	$(59.5)	$(25.0)	$(50.0)
Benefit from income taxes	$(901.4)	$(71.0)	$(65.5)
Net income (loss)	$859.1	$(23.8)	$(77.2)
The increase in Net Income for the year ended December 31, 2020 as compared to 2019 was primarily attributed to:
•an increase in the benefit from income taxes primarily due to the completion of an intra-entity transfer of certain intellectual property rights to an Irish subsidiary, to better align ownership of the intellectual property rights with how our business operates, resulting in a tax benefit of $835.1 million based on the fair value of the transferred intellectual property rights;
•decreased R&D expense primarily due to lower clinical activity spend for valoctocogene roxaparvovec and for tralesinidase alfa which was licensed to a third-party in the fourth quarter of 2019; and
•an increase in the gain of nonfinancial assets due primarily to the divestiture and sale of Firdapse in 2020; partially offset by
•decreased gross profits due primarily to $87.2 million of inventory charges recorded in 2020 related to pre-launch valoctocogene roxaparvovec inventory reserves due to regulatory responses received in the third quarter of 2020 requesting additional data extending anticipated regulatory approval timelines; and
•higher SG&A expense primarily due to an increase in pre-commercial activities related to valoctocogene roxaparvovec and vosoritide.
See “Results of Operations” below for additional information related to the Net Income (Loss) fluctuations presented above.
Our cash, cash equivalents and investments totaled $1.4 billion as of December 31, 2020, compared to $1.2 billion as of December 31, 2019. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.
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
The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs will depend on future developments that continue to remain highly uncertain at this time. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
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
Revenue Recognition and Related Allowances
Net Product Revenues – We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For Aldurazyme revenues, we receive a payment ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Sanofi Genzyme (Genzyme) depending on sales volume, which is included in Net Product Revenues in our Consolidated Statements of Operations. We recognize our best estimate of the entire revenue that we expect to receive when the product is released and control is transferred to Genzyme. We record Aldurazyme net product revenues based on the estimated variable consideration payable when the product is sold through by Genzyme. Actual amounts of consideration ultimately received may differ from our estimates. Differences between the estimated variable consideration to be received from Genzyme and actual payments received are not expected to be material. If actual results vary from our estimates, we will make adjustments, which would affect Net Product Revenues and earnings in the period such variances become known.
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
We update our estimates and assumptions each quarter based on actual historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying and payment patterns and record any necessary adjustments to our reserves to reflect current information. We believe the methodologies that we use to estimate allowances are reasonable and appropriate given the facts and circumstances. However, actual results may differ significantly from our estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
The following table summarizes the consolidated activities and ending balances of all our gross-to-net sales adjustments:

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2020	$114.4	$239.9	$(249.9)	$104.4
Year ended December 31, 2019	80.7	198.1	(164.4)	114.4
Year ended December 31, 2018	$63.3	$151.6	$(134.2)	$80.7
Inventory Produced Prior to Regulatory Approval
When future commercialization for a product candidate is considered probable and management believes that material uncertainties related to the ultimate regulatory approval have been significantly reduced and we expect to realize economic benefit in the future, we capitalize pre-launch or pre-qualification manufacturing costs prior to regulatory approval. For inventories that are capitalized in preparation of product launch, management considers a number of factors based on the information available at the time, including the product candidate’s current status in the drug development and regulatory approval process, results from the related pivotal clinical trial, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and market trends.
In applying the lower of cost or net realizable value to pre-launch inventory, we estimate a range of likely commercial prices based on our comparable commercial products and consider the product candidate’s stability data for all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. If the criteria for capitalizing inventory produced prior to regulatory approval are not met, we recognize such costs as R&D expense in the period incurred. As of December 31, 2020, there were no pre-launch inventory costs on our Consolidated Balance Sheets.
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
We assess impairment of indefinite-lived intangible assets first by performing a qualitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of our indefinite-lived intangible assets is less than its carrying amount, then we will perform a quantitative assessment and record an impairment loss. We assess definite-lived intangible assets for recoverability when there is an indication of impairment by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. As of December 31, 2020, we had no indefinite-lived intangible assets on our Consolidated Balance Sheets.

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
We are subject to income taxes in the U.S. and various foreign jurisdictions, including Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. For example, the 2020 income tax benefit included a $835.1 million deferred tax benefit related to an intra-entity transfer of certain intellectual property rights to an Irish subsidiary. The transaction resulted in a step-up of the Irish tax-deductible basis, and the Irish subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred intellectual property rights. The tax deductions related to the amortization of these intangible assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. We expect to be able to realize the deferred tax asset resulting from this transaction and have not recorded a valuation allowance as of December 31, 2020. Management is not aware of any potential changes that would have a material effect on our Consolidated Financial Statements.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Results of Operations
Net Income (Loss)
Net Income (Loss) consisted of the following:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total revenues	$1,860.5	$1,704.0	$1,491.2	$156.5	$212.8
Cost of sales	524.3	359.5	315.3	164.8	44.2
R&D expense	628.1	715.0	696.3	(86.9)	18.7
SG&A expense	737.7	680.9	604.4	56.8	76.5
Intangible asset amortization and contingent consideration	66.7	74.1	48.8	(7.4)	25.3
Gain on sale of nonfinancial assets	(59.5)	(25.0)	(50.0)	(34.5)	25.0
Other income (expense), net	(5.5)	5.7	(19.1)	(11.2)	24.8
Benefit from income taxes	(901.4)	(71.0)	(65.5)	(830.4)	(5.5)
Net income (loss)	$859.1	$(23.8)	$(77.2)	$882.9	$53.4
Our Net Income for the year ended December 31, 2020 was $859.1 million, compared to Net Loss of $23.8 million and $77.2 million for the years ended December 31, 2019 and 2018, respectively. The changes in Net Income (Loss) were primarily a result of the following:
Net Product Revenues
Net Product Revenues consisted of the following:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net product revenues by product:
Vimizim	$544.4	$544.3	$482.0	$0.1	$62.3
Kuvan	457.7	463.4	433.6	(5.7)	29.8
Naglazyme	391.3	374.3	345.9	17.0	28.4
Palynziq	171.0	86.9	12.2	84.1	74.7
Brineura	110.2	72.0	39.9	38.2	32.1
Firdapse	1.2	$22.3	$21.7	$(21.1)	$0.6
Total net product revenues marketed by the Company	$1,675.8	$1,563.2	$1,335.3	$112.6	$227.9
Aldurazyme net product revenues marketed by Sanofi Genzyme	130.1	97.8	135.1	32.3	(37.3)
Total net product revenues	$1,805.9	$1,661.0	$1,470.4	$144.9	$190.6
 2020 compared to 2019
The increase in Net Product Revenues for the year ended December 31, 2020 as compared to 2019 was primarily attributed to the following:
•Palynziq: the increase was attributed to a combination of revenue from more patients achieving maintenance dosing and new patients initiating therapy in the U.S.;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions;
•Aldurazyme: the increase was attributed to timing of product fulfillment to Genzyme;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
•Naglazyme: the increase was primarily attributed to increased orders from the Middle East and growth in North America; partially offset by
•Firdapse: the decrease was primarily attributed to the divestiture and sale of the Firdapse business in January 2020; and
•Kuvan: the decrease was primarily attributed to the U.S. loss of market exclusivity in October 2020 resulting in generic competition.
2019 compared to 2018
The increase in Net Product Revenues for the year ended December 31, 2019 as compared to 2018 was primarily attributed to the following:
•Palynziq: the increase was attributed to a combination of revenue from more patients achieving maintenance dosing and new patients initiating therapy in the U.S. as the product launched in the third quarter of 2018;
•Vimizim: the increase was primarily attributed to increased sales volume due to patient growth in the U.S. and orders from Latin America;
•Brineura: the increase was primarily attributed to growth in the number of patients in all regions;
•Kuvan: the increase was primarily attributed to increased sales volume due to patient growth in North America and in European markets;
•Naglazyme: the increase was primarily attributed to increased sales volume driven by orders from Latin America; partially offset by
•Aldurazyme: the decrease was primarily attributed to timing of product fulfillment to Genzyme.
In certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant period to period variation in our revenues.
We anticipate the COVID-19 pandemic will have a continued impact on future Net Product Revenues in 2021 as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we are working with our patient community and health care providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from the doses of our products that are missed by patients and the lost revenue from delayed treatment starts for new patients will never be recouped. See the risk factor “The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition” in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
In October 2020, we lost U.S. market exclusivity for Kuvan which adversely affected revenues in the fourth quarter of 2020. We have been preparing for this loss of exclusivity which will continue to result in a reduction in market share and adversely affect our revenue and results of operations in 2021. See the risk factor “The sale of generic versions of Kuvan by generic manufacturers may adversely affect our revenues and results of operations” in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for additional information. Additionally, the responses received from the FDA and EMA requesting additional safety and efficacy data from our valoctocogene roxaparvovec Phase 3 studies have extended our anticipated regulatory approval timelines which will have a negative impact on net product revenue growth for 2021.
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Sales denominated in USD	$1,063.2	$932.6	$891.7	$130.6	$40.9
Sales denominated in foreign currencies	742.7	728.4	578.7	14.3	149.7
Total net product revenues	$1,805.9	$1,661.0	$1,470.4	$144.9	$190.6
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during 2020 and 2019 was unfavorable by $23.3 million and $24.8 million respectively, which was primarily driven by a weakening, relative to the USD, of currencies in Latin American markets such as Brazil, Colombia and Argentina.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K for information on currency exchange rate risk related to our revenues.
Royalty and Other Revenues
Royalty revenues include royalties earned on net sales of products sold and milestones achieved by licensees or sublicensees. Other revenues include revenues earned from the sale of licenses of our intellectual property and rental income associated with the tenants in our facilities.

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Royalty revenues	$38.6	$39.7	$19.3	$(1.1)	$20.4
Other revenues	16.0	3.3	1.6	12.7	1.7
Total Royalty and Other revenues	$54.6	$43.0	$20.9	$11.6	$22.1
The 2020 increase in Royalty and Other Revenues compared to 2019 was primarily due to license revenues earned from the third-party that licensed tralesinidase alfa from us.
The 2019 increase in Royalty and Other Revenues compared to 2018 was primarily due to a one time license payment from a third party due to their achievement of a regulatory milestone and royalty revenues earned from Catalyst Pharmaceutical Partners, Inc. (Catalyst) on net product sales of Firdapse in North America, which was approved for sale in November 2018. See Note 20 to our accompanying Consolidated Financial Statements for additional information regarding our license and collaboration agreements.
We expect to continue to earn royalties from third parties in the future.
Cost of Sales and Product Gross Margin
Cost of Sales includes raw materials, personnel and facility and other costs associated with manufacturing our commercial products. These costs include production materials, production costs at our manufacturing facilities, third-party manufacturing costs, and internal and external final formulation and packaging costs. Cost of Sales also includes royalties payable to third parties based on sales of our products and charges for inventory valuation reserves.
The following table summarizes our Cost of Sales and product gross margin:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total net product revenues	$1,805.9	$1,661.0	$1,470.4	$144.9	$190.6
Cost of sales	$524.3	$359.5	$315.3	$164.8	$44.2
Product gross margin	71.0%	78.4%	78.6%	(7.4)%	(0.2)%
Cost of Sales increased for 2020 compared to 2019 primarily due to $87.2 million of inventory charges recorded in 2020 related to pre-launch valoctocogene roxaparvovec inventory as a result of anticipated regulatory approval delays. Product gross margin for 2020 compared to 2019 decreased primarily due to higher costs of sales and product mix as there were higher sales of lower margin products.
The 2019 increase in Cost of Sales compared to 2018 was primarily attributable to increased sales volumes. Product gross margin was relatively flat in 2019 compared to 2018.
We expect total product gross margin to remain near 75% over the next twelve months.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. We did not have any pre-launch or pre-qualification manufacturing activities capitalized as of December 31, 2020. See Note 8 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Research and early development	$164.9	$79.4	$68.2	$85.5	$11.2
Vosoritide	130.8	120.9	89.3	9.9	31.6
Valoctocogene roxaparvovec	116.2	192.8	161.7	$(76.6)	$31.1
Other approved products	83.2	104.1	117.5	(20.9)	(13.4)
BMN 307	72.6	89.2	18.1	(16.6)	71.1
Palynziq	50.5	71.7	94.8	(21.2)	(23.1)
Tralesinidase alfa	1.4	27.4	82.2	(26.0)	(54.8)
Other	8.5	29.5	64.5	(21.0)	(35.0)
Total R&D expense	$628.1	$715.0	$696.3	$(86.9)	$18.7
2020 compared to 2019
The decrease in R&D expense primarily comprised the following:
•a decrease in costs related to valoctocogene roxaparvovec, due primarily to lower clinical activity spend;
•a decrease in tralesinidase alfa costs as the program was licensed to a third-party in the fourth quarter of 2019;
•a decrease in clinical study costs related to Palynziq due to the 2019 completion of the studies supporting European regulatory approval;
•a decrease in expenses related to approved products primarily due to completion of Brineura extension studies;
•a decrease in clinical manufacturing costs related to BMN 307; partially offset by
•an increase in early stage research program spending due primarily to the $26.3 million payment made for preclinical programs licensed from a third party and costs related to BMN 331 for the treatment of hereditary angioedema.
We expect R&D expense to increase in future periods compared to 2020, primarily due to increased spending on preclinical activities for our research and early development programs while we continue to develop our later stage programs.
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
SG&A expenses consisted of the following:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
S&M expense	$403.4	$382.2	$324.2	$21.2	$58.0
G&A expense	334.3	298.7	280.2	35.6	18.5
Total SG&A expense	$737.7	$680.9	$604.4	$56.8	$76.5
S&M expenses by product were as follows:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
PKU Products (Kuvan and Palynziq)	$127.5	$137.2	$118.6	$(9.7)	$18.6
MPS Products (Aldurazyme, Naglazyme and Vimizim)	108.1	119.2	115.8	(11.1)	3.4
Valoctocogene roxaparvovec	87.3	50.3	17.0	37.0	33.3
Brineura	37.8	45.4	44.2	(7.6)	1.2
Vosoritide	34.5	13.3	7.3	21.2	6.0
Other	8.2	16.8	21.3	(8.6)	(4.5)
Total S&M expense	$403.4	$382.2	$324.2	$21.2	$58.0
2020 compared to 2019
The increase in S&M expense was primarily a result of an increase in pre-commercial activities related to valoctocogene roxaparvovec and vosoritide, partially offset by decreases in MPS Products, PKU Products and Brineura.
The increase in G&A expense was primarily due to employee-related expenses due to a higher headcount and the unfavorable impact of foreign exchange revaluation of non-USD denominated assets and liabilities.
We expect SG&A expense to increase in future periods as a result of preparing to launch new products and support of our global business as it grows.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets
Changes during the periods presented for Intangible Asset Amortization and Contingent Consideration and Gain on Sale of Nonfinancial Assets were as follows:

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Changes in the fair value of contingent consideration (gain) / loss	$4.5	$20.6	$18.5	$(16.1)	$2.1
Amortization of intangible assets	62.2	53.5	30.3	8.7	23.2
Total intangible asset amortization and contingent consideration	$66.7	$74.1	$48.8	$(7.4)	$25.3

Gain on sale of nonfinancial assets	$59.5	$25.0	$50.0	$34.5	$(25.0)
2020 compared to 2019
Fair value of contingent consideration: the 2020 increase in the fair value of contingent consideration is lower than the increase in 2019 due primarily to the achievement in 2019 of the Palynziq EU regulatory approval milestone.
Amortization of intangible assets: the increase in 2020 was due to the Palynziq intangible assets that were in service for the entire year compared to seven months in 2019.
Gain on Sale of Nonfinancial Assets: we recognized a gain of $59.5 million in 2020 due to the divestiture and sale of Firdapse compared to $25.0 million in 2019 due to the achievement of milestones by third parties, related to previously sold intangible assets. See Note 6 to the accompanying Consolidated Financial Statements for additional information.
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
Gain on Sale of Nonfinancial Assets: we recognized a gain of $25.0 million in 2019 compared to $50.0 million in 2018 due to the achievement of milestones by third parties, related to previously sold intangible assets.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk.

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest income	$16.6	$22.7	$22.8	$(6.1)	$(0.1)
The decrease in Interest Income during 2020 compared to 2019 was primarily due to lower interest rates. Interest Income during 2019 was flat compared to 2018.
We expect Interest Income to be lower over the next 12 months due to lower interest rates and yields on our cash equivalents and investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
Interest Expense
We incur Interest Expense primarily on our convertible debt.

	Years Ended December 31,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total interest expense	$29.3	$23.5	$43.7	$5.8	$(20.2)
The increase in Interest Expense in 2020 compared to 2019 was primarily due to the issuance of the 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes) in the second quarter of 2020 partially offset by the maturity of our 1.50% senior subordinated convertible notes which matured in October 2020 (the 2020 Notes).
The decrease in Interest Expense in 2019 compared to 2018 was primarily due to the maturity of our 0.75% senior subordinated convertible notes, which matured in October 2018.
We expect Interest Expense to be lower over the next 12 months due to the maturity of the 2020 Notes. See Note 13 to our accompanying Consolidated Financial Statements for additional information regarding our debt.
Benefit from Income Taxes

We recognized an income tax benefit of $901.4 million, $71.0 million and $65.5 million in 2020, 2019 and 2018, respectively. Benefit from Income Taxes for 2020, 2019 and 2018 consisted of state, federal and foreign current tax expense which was offset by tax benefits related to stock option exercises and deferred tax benefits from federal orphan drug credits, federal R&D credits and California R&D credits. The Benefit from Income Taxes for the years ended December 31, 2020 and 2019 were further impacted by the following items:
•In the third quarter of 2020, we completed an intra-entity transfer of certain intellectual property rights to an Irish subsidiary where our ex-U.S. regional headquarters are located and we have significant manufacturing and commercial operations, to better align ownership of intellectual property rights with how the business operates. The transaction did not result in a taxable gain; however, our Irish subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred intellectual property rights. As a result, we recognized a deferred tax asset of $835.1 million and related tax benefit in the third quarter based on the fair value of the transferred intellectual property rights. The tax deductions related to the amortization of these intangible assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. We expect to be able to realize the deferred tax asset resulting from this transaction and have not recorded a valuation allowance as of December 31, 2020.
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
•On March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law lifting certain limitations originally imposed by the Tax Cuts and Jobs Act of 2017, including the calculation of certain deductions and treatment of net operating losses. On June 29, 2020, California enacted legislative changes (California AB 85) which suspended California net operating loss utilization for years 2020 through 2022. The enactment of both the CARES Act and California AB 85 did not result in any material adjustments to our income tax provision for the year ended December 31, 2020, or to our net deferred tax assets as of December 31, 2020.

Financial Position, Liquidity and Capital Resources
As of December 31, 2020, we had $1.4 billion in cash, cash equivalents, and investments which includes net proceeds of $535.8 million from our May 2020 convertible debt offering, net of the repurchase of our common stock. We believe our net product revenues from our commercial products, cash, cash equivalents and investments, potentially supplemented by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners will be sufficient to satisfy our liquidity requirements for the next 12 months. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds. As of December 31, 2020, $248.2 million of our $1.4 billion balance of cash, cash equivalents and investments was held in non-U.S. subsidiaries, a significant portion of which is required to fund the liquidity needs of these non-U.S. subsidiaries. See Note 18 to our accompanying Consolidated Financial Statements for additional discussion regarding income taxes.
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
Our liquidity and capital resources as of December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cash and cash equivalents	$649.2	$437.4	$494.0	$211.7	$(56.6)
Short-term investments	416.2	316.4	590.3	99.9	(273.9)
Long-term investments	285.5	412.0	235.9	(126.5)	176.1
Cash, cash equivalents and investments	$1,350.9	$1,165.8	$1,320.2	$185.1	$(154.4)

Total convertible debt, net	$1,075.1	$848.1	$830.4	$227.0	$17.7
Our cash flows for each of the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cash & cash equivalents at the beginning of the period	$437.4	$494.0	$598.0	$(56.6)	$(104.0)
Net cash provided by operating activities	85.4	48.3	20.2	37.1	28.1
Net cash provided by (used in) investing activities	(53.6)	(31.0)	264.4	(22.6)	(295.4)
Net cash provided by (used in) financing activities	181.1	(74.7)	(388.0)	255.8	313.3
Foreign exchange impact	(1.1)	0.8	(0.6)	(1.9)	1.4
Cash & cash equivalents at the end of the period	$649.2	$437.4	$494.0	$211.8	$(56.6)
Short-term and long-term investments	701.7	728.4	826.2	(26.7)	(97.8)
Cash, cash equivalents and investments	$1,350.9	$1,165.8	$1,320.2	$185.1	$(154.4)
Cash Provided by Operating Activities
Net cash provided by operating activities during 2020 was $85.4 million, compared to net cash provided by operating activities of $48.3 million during 2019. The change in net cash provided by operating activities in 2020 compared to 2019 was due

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. Dollars, except as otherwise disclosed)
to increased cash receipts from our customers, licensees and sublicensees, due in part to higher sales. The increase was partially offset by timing of payments made to vendors and due to increased payments for inventory purchases.
Net cash provided by operating activities during 2019 was $48.3 million, compared to net cash provided by operating activities of $20.2 million during 2018. The change in net cash provided by operating activities in 2019 compared to 2018 was primarily attributed to the timing of payments to vendors and cash receipts from customers.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during 2020 was $53.6 million, compared to net cash used in investing activities of $31.0 million during 2019. The change in net cash used in investing activities in 2020 compared to 2019 was primarily attributable to a decrease of $82.0 million in proceeds from net maturities and sales of investments partially offset by an increase in proceeds from the sale of nonfinancial assets and lower purchases of property, plant and equipment.
Net cash used in investing activities during 2019 was $31.0 million, compared to net cash provided by investing activities of $264.4 million during 2018. The change in net cash used in investing activities in 2019 compared to 2018 was primarily due to a decrease of $250.8 million in proceeds from net maturities and sales of investments, lower cash receipts from milestone payments related to previously sold intangible assets and an increase in cash used in the purchase of intangible assets.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during 2020 was $181.1 million, compared to net cash used in financing activities of $74.7 million during 2019. The increase in net cash provided by financing activities in 2020 compared to 2019 was primarily attributed to the net proceeds from the issuance of the 2027 Notes and exercises of awards under our equity incentive plans, partially offset by the cash settlement of the 2020 Notes and the repurchase of our common stock.
Net cash used in financing activities during 2019 was $74.7 million, compared to net cash used in financing activities of $388.0 million during 2018. The decrease in net cash used in financing activities in 2019 compared to 2018 was primarily due to the settlement, in 2018, of the 2018 Notes which did not recur in 2019 .
Other Information
Our $1.1 billion (undiscounted) of total convertible debt as of December 31, 2020 will impact our liquidity due to the semi-annual cash interest payments. As of December 31, 2020, our indebtedness consisted of the 2027 Notes and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and together with the 2027 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principle amount of the Notes if not converted.
Our 2020 Notes matured on October 15, 2020 and were settled in cash for approximately $375.0 million. No shares were issued in connection with the settlement as the Company’s share price did not exceed the conversion price of $94.15, as measured over a 25-day averaging period, and the capped call transaction entered into concurrently with the issuance of the 2020 Notes was not triggered. The Company incurred no gain or loss upon the extinguishment of the 2020 Notes. See Note 13 to our accompanying Consolidated Financial Statements for additional discussion on our outstanding debt.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is also intended to finance ongoing working capital needs and for other general corporate purposes. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of December 31, 2020, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility and we were in compliance with all covenants. See Note 13 to our accompanying Consolidated Financial Statements for additional discussion.
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
(In millions of U.S. Dollars, except as otherwise disclosed)
Part I, Item 1A of this Annual Report on Form 10-K, for a discussion of the reasons we are unable to estimate such information, and in particular the following risk factors:
Business and Operational Risks:
•    The COVID-19 pandemic could materially affect our business, results of operations, and financial condition;
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
Regulatory Risks:
•    If we fail to obtain regulatory approval to commercially market and sell our product candidates, or if approval of our product candidates is delayed, we will be unable to generate revenue from the sale of these product candidates, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will increase;
Manufacturing Risks:
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
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of December 31, 2020 for certain of our key programs were as follows:

Since Program Inception
Palynziq	$739.9
Valoctocogene roxaparvovec	$710.0
Vosoritide	$570.7
BMN 307	$179.9
Other approved products	$1,524.8
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

Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, operating leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. Our contractual obligations as of December 31, 2020 are presented in the table below.

	Payments Due within
	1 Year or Less	>1 -3 Years	> 3 - 5 Years	More Than 5 Years	Total
2024 Notes and related interest	$3.0	$5.9	$498.0	$—	$506.9
2027 Notes and related interest	7.5	15.0	15.0	611.3	648.8
Leases	14.4	22.9	12.2	16.8	66.3
R&D and purchase commitments	139.6	2.2	1.0	—	142.8
Total	$164.5	$46.0	$526.2	$628.1	$1,364.8
As of December 31, 2020, we were also subject to contingent payments totaling approximately $662.8 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $235.0 million related to an early stage development programs licensed from a third party in the second quarter of 2020, $73.6 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $237.7 million related to programs that are no longer being developed.
As of December 31, 2020, we have recorded $60.1 million of contingent consideration on our Consolidated Balance Sheet, all of which was long-term. See Note 21 to our accompanying Consolidated Financial Statements for additional discussion on our commitments.
In addition, our liability for unrecognized tax benefits has been excluded from the above contractual and commercial obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2020, our liability for unrecognized tax benefits was $182.6 million. See Note 18 to our accompanying Consolidated Financial Statements for additional discussion on our income taxes.

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
Foreign Currency Exchange Rate Risk
Our operations include manufacturing activities in the U.S. and Ireland and sales activities in the U.S. as well as in regions outside the U.S, including Europe, Latin America and Asia Pacific. As a result, our financial results may be significantly affected by factors such as the impact of the COVID-19 pandemic in these regions, changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. Dollar (USD) and various foreign currencies, primarily the Euro. When the USD strengthens against these currencies, the relative value of the sales made in the respective foreign currency decreases. Conversely, when the USD weakens against these currencies, the relative value of such sales increases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker USD and are adversely affected by a stronger USD relative to those foreign currencies in which we transact significant business.
During 2020, approximately 41% of our net product sales were denominated in foreign currencies and 21% of our operating expenses, excluding Cost of Sales, were denominated in foreign currencies. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales and operating expenses, we may enter into forward foreign currency exchange contracts (forward contracts). We also hedge certain monetary assets and liabilities, primarily those denominated in Euros, using forward contracts, which reduces but does not eliminate our exposure to currency fluctuations between the date the transaction is recorded and the date the cash is collected or paid. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.
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
As of December 31, 2020, we had open forward contracts with net notional amounts of $678.9 million. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the USD relative to exchange rates as of December 31, 2020 would have resulted in a reduction in the value received over the remaining life of these contracts by approximately $70.9 million on this date and, if realized, would negatively affect earnings during the remaining life of the contracts. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different.
Based on our overall foreign currency denominated exposures as of December 31, 2020, we believe that a near-term 10% fluctuation of the USD exchange rate could result in a potential change in the fair value of our net foreign currency denominated assets and liabilities, excluding our investments and open forward contracts, by approximately $9.1 million. We expect to continue to enter into transactions based in foreign currencies that could be impacted by changes in exchange rates.
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
We have outstanding $495.0 million (undiscounted) of the 2024 Notes and $600.0 million (undiscounted) of the 2027 Notes. The interest rates on these notes are fixed and therefore they do not expose us to risk related to rising interest rates. As of December 31, 2020, the fair value of our convertible debt was $1.2 billion.
As of December 31, 2020, our investment portfolio did not include any investments with significant exposure to countries that face economic volatility and weakness. Although not predictive in nature, we believe a hypothetical 100 basis point threshold reflects a reasonably possible near-term change in interest rates. Based on our investment portfolio and interest rates at December 31, 2020, period ending, we believe that a 100 basis point increase in interest rates could result in a potential loss in fair value of our investment portfolio of approximately $5.9 million. Changes in interest rates may affect the fair value of our investment portfolio. However, we will not recognize such gains or losses in our Consolidated Statements of Operations unless the investments are sold or we determine that the declines in the investment’s fair values below the cost basis are a result of a credit loss, which, if any, are reported in Other Income, Net in the current period through an allowance for credit losses.
The table below summarizes the expected maturities and average interest rates of our interest-generating investments as of December 31, 2020 (in millions):

	Expected Maturity
	2021	2022	2023	2024	2025	Thereafter	Total
Available-for-sale debt securities	$430.3	$169.5	$105.8	$9.9	$—	$0.2	$715.7
Average interest rate	0.3%	0.3%	0.3%	0.4%	—%	5.4%	0.3%
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

Item 8. Financial Statements and Supplementary Data
The information required to be filed in this item appears under “Exhibits, Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act as of December 31, 2020. Our management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework (2013).
Based on the COSO criteria, our management has concluded that our internal control over financial reporting as of December 31, 2020 was effective at the reasonable assurance level.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The report of KPMG LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We continue to utilize the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework on internal control. We believe that our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2021 annual meeting of stockholders.
Item 11. Executive Compensation
The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2021 annual meeting of stockholders.
The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Other Board Governance Information — Transactions with Related Persons, Promoters and Certain Control Persons,” “Other Board Governance Information — Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2021 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2021 annual meeting of stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Page
Exhibit Index	84
Financial Statements

Reports of Independent Registered Public Accounting Firm	91
Consolidated Financial Statements as of December 31, 2020 and 2019, and for the three years ended December 31, 2020:
Consolidated Balance Sheets	94
Consolidated Statements of Operations	95
Consolidated Statements of Comprehensive Income (Loss)	96
Consolidated Statements of Changes in Stockholders’ Equity	97
Consolidated Statements of Cash Flows	98
Notes to Consolidated Financial Statements	99

Exhibit Index

Exhibit Number	Description

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

3.2
Amended and Restated Bylaws of BioMarin Pharmaceutical Inc., previously filed with the SEC on December 18, 2020 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

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

4.3
Indenture, dated as of May 14, 2020, between BioMarin Pharmaceutical Inc. and U.S. Bank National Association, as trustee, including the Form of Global Note representing BioMarin Pharmaceutical, Inc.’s 1.25% Senior Subordinated Convertible Notes due 2027 as Exhibit A thereto, previously filed with the SEC on May 14, 2020 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

4.4	Description of Capital Stock

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

10.10
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

10.13†
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

10.16
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

10.17†
BioMarin Pharmaceutical Inc. 2014 Inducement Plan, adopted December 17, 2014, previously filed with the SEC on December 23, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.18†
Form of Stock Options Agreement for the BioMarin Pharmaceutical Inc. 2014 Inducement Plan, previously filed with the SEC on March 2, 2015 as Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.19†
Form of Agreement Regarding Restricted Share Units for the BioMarin Pharmaceutical Inc. 2014 Inducement Plan, previously filed with the SEC on March 2, 2015 as Exhibit 10.61 to the Company’s Annual Report on Form 10-K (File No. 000-26727), which is incorporated herein by reference.

10.20†
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

10.27†
Form of Agreement Regarding Performance Stock Award in the Form of Restricted Stock Units for the BioMarin Pharmaceutical Inc. 2017 Equity Incentive Plan, previously filed with the SEC on June 12, 2017 as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-26727), which is incorporated herein by reference.

10.28†
BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation, previously filed with the SEC on October 31, 2017 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.29†
BioMarin Pharmaceutical Inc. Summary of Independent Director Compensation, previously filed with the SEC on November 4, 2019 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.30
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

10.31
First Amendment to the Amended and Restated BioMarin Pharmaceutical Inc. Nonqualified Deferred Compensation Plan, as adopted June 4, 2019, previously filed with the SEC on August 2, 2019 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26727), which is incorporated herein by reference.

10.32*†	Part-Time Employment Agreement with Robert A. Baffi, Ph.D. effective January 1, 2021.

21.1*	Subsidiaries of BioMarin Pharmaceutical Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm for BioMarin Pharmaceutical Inc.

24.1*	Power of Attorney (Included in Signature Page to this Report)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2020, are embedded within the Inline XBRL document.
*    Filed herewith
†    Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: February 26, 2021	By:	/S/ BRIAN R. MUELLER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEAN-JACQUES BIENAIMÉ	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Jean-Jacques Bienaimé

/S/ BRIAN R. MUELLER	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Brian R. Mueller

/S/ ANDREA L. ACOSTA	Group Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Andrea L. Acosta

/S/ ELIZABETH MCKEE ANDERSON	Director	February 26, 2021
Elizabeth McKee Anderson

/S/ WILLARD H. DERE, M.D.	Director	February 26, 2021
Willard H. Dere, M.D.

/S/ MICHAEL G. GREY	Director	February 26, 2021
Michael G. Grey

/S/ ELAINE J. HERON	Director	February 26, 2021
Elaine J. Heron

/S/ ROBERT J. HOMBACH	Director	February 26, 2021
Robert J. Hombach

/S/ V. BRYAN LAWLIS	Director	February 26, 2021
V. Bryan Lawlis

/S/ RICHARD A. MEIER	Lead Independent Director	February 26, 2021
Richard A. Meier

/S/ DAVID PYOTT	Director	February 26, 2021
David Pyott

/S/ DENNIS J. SLAMON	Director	February 26, 2021
Dennis J. Slamon

BIOMARIN PHARMACEUTICAL INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BioMarin Pharmaceutical Inc. and subsidiaries (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842 (ASC 842), Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of variable consideration relating to Aldurazyme product sales
As described in Notes 3 and 15 to the consolidated financial statements, during the year ended December 31, 2020 the Company recognized $130 million in Aldurazyme net product revenue. Under its arrangement with Genzyme Corporation (Genzyme), a wholly owned subsidiary of Sanofi, the Company receives payments ranging from 39.5% to 50% on worldwide net Aldurazyme sales by Genzyme, depending on Genzyme’s sales volume. The Company estimates this variable consideration based on the amount that it expects to be entitled to from Genzyme’s sales of Aldurazyme. The Company recognizes this revenue upon satisfying the product performance obligation, which is when the product is shipped to Genzyme and all required quality control certificates are complete.
We identified the evaluation of variable consideration relating to Aldurazyme net product revenue as a critical audit matter. Evaluating the key assumptions of forecasted Genzyme sales volume and average price per vial involved a high degree of

Report of Independent Registered Public Accounting Firm
subjective auditor judgment due to the nature of available supporting evidence being limited to historical sales and price data related to these assumptions. Changes in these key assumptions could have had a significant impact on Aldurazyme net product revenue.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for recognizing Aldurazyme net product revenue. This included controls over forecasting Genzyme’s sales volume and average price per vial used to estimate variable consideration. We evaluated the Company’s ability to estimate the variable consideration by comparing historical estimates of sales volume and price per vial to actual sales volume and price per vial of product sold by Genzyme. We also compared the Company’s current-period forecasts of future Genzyme sales volume and average price per vial to Genzyme’s historical sales volume and price per vial. We performed a sensitivity analysis to assess the impact of changes in these key assumptions on the Company’s estimate of variable consideration.
Evaluation of the fair value of the underlying intangible assets utilized to recognize a deferred tax asset
As discussed in Note 18 to the consolidated financial statements, the Company completed an intra-entity transfer of certain intellectual property rights to an Irish subsidiary during the year ended December 31, 2020, resulting in the recognition of a deferred tax asset and a related income tax benefit of $835.1 million.
We identified the evaluation of the fair value of the underlying intangible assets utilized to recognize a deferred tax asset as a critical audit matter. A high degree of auditor judgment was required to evaluate certain assumptions utilized by the Company in estimating the fair value of the underlying intangible assets. These assumptions included product-specific projected revenues and the inclusion or exclusion of a terminal value for each product.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the fair value of the underlying intangible assets. This included controls over the development of product-specific projected revenues and the inclusion or exclusion of terminal value for each product. We compared the product-specific projected revenue data to historical revenue data and compared the estimated fair value of each intangible asset to industry reports. We involved professionals with specialized skills and knowledge who assisted in evaluating the Company’s inclusion or exclusion of terminal value for each product by assessing the likelihood and potential magnitude of future competitor products.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
San Francisco, California
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioMarin Pharmaceutical Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BioMarin Pharmaceutical Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
San Francisco, California
February 26, 2021

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:

Cash and cash equivalents	$649,158	$437,446
Short-term investments	416,228	316,361
Accounts receivable, net	448,351	377,404
Inventory	698,548	680,275
Other current assets	129,934	130,657
Total current assets	2,342,219	1,942,143
Noncurrent assets:
Long-term investments	285,473	411,978
Property, plant and equipment, net	1,032,471	1,010,868
Intangible assets, net	417,271	456,580
Goodwill	196,199	197,039
Deferred tax assets	1,432,150	549,422
Other assets	142,237	122,009
Total assets	$5,848,020	$4,690,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$492,548	$570,621
Short-term convertible debt, net	—	361,882
Total current liabilities	492,548	932,503
Noncurrent liabilities:
Long-term convertible debt, net	1,075,145	486,238
Long-term contingent consideration	60,130	50,793
Other long-term liabilities	114,195	98,124
Total liabilities	1,742,018	1,567,658
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 181,740,999 and 179,838,114 shares issued and outstanding, respectively	182	180
Additional paid-in capital	4,993,407	4,832,707
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(9,839)	(9,961)
Accumulated other comprehensive income (loss)	(16,139)	20,164
Accumulated deficit	(861,609)	(1,720,709)
Total stockholders’ equity	4,106,002	3,122,381
Total liabilities and stockholders’ equity	$5,848,020	$4,690,039
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020, 2019 and 2018
(In thousands of U.S. Dollars, except per share amounts)

	2020	2019	2018
REVENUES:
Net product revenues	$1,805,861	$1,661,043	$1,470,356
Royalty and other revenues	54,594	43,005	20,856
Total revenues	1,860,455	1,704,048	1,491,212
OPERATING EXPENSES:
Cost of sales	524,272	359,466	315,264
Research and development	628,116	715,007	696,328
Selling, general and administrative	737,669	680,924	604,353
Intangible asset amortization and contingent consideration	66,658	74,108	48,791
Gain on sale of nonfinancial assets	(59,495)	(25,000)	(50,000)
Total operating expenses	1,897,220	1,804,505	1,614,736
LOSS FROM OPERATIONS	(36,765)	(100,457)	(123,524)

Equity in the loss of BioMarin/Genzyme LLC	(6)	(587)	(553)
Interest income	16,610	22,748	22,831
Interest expense	(29,309)	(23,460)	(43,664)
Other income, net	7,148	6,945	2,205
LOSS BEFORE INCOME TAXES	(42,322)	(94,811)	(142,705)
Benefit from income taxes	(901,422)	(70,963)	(65,494)
NET INCOME (LOSS)	$859,100	$(23,848)	$(77,211)
NET INCOME (LOSS) PER SHARE, BASIC	$4.75	$(0.13)	$(0.44)
NET INCOME (LOSS) PER SHARE, DILUTED	$4.53	$(0.13)	$(0.44)
Weighted average common shares outstanding, basic	180,804	179,039	177,061
Weighted average common shares outstanding, diluted	191,678	179,039	177,268
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2020, 2019 and 2018
(In thousands of U.S. Dollars)

	2020	2019	2018
NET INCOME (LOSS)	$859,100	$(23,848)	$(77,211)
OTHER COMPREHENSIVE INCOME (LOSS):
Available-for-sale debt securities:
Unrealized holding gain (loss) arising during the period, net of tax impact of $(227), $(1,640) and $(413), respectively.	749	5,482	1,391
Less: reclassifications to net income (loss), net of tax impact of $(127), $0 and $0, respectively.	425	—	—
Net change in unrealized holding gain (loss), net of tax	324	5,482	1,391
Cash flow hedges:
Unrealized holding gain (loss) arising during the period, net of tax impact of $0 for all periods presented.	(23,462)	25,266	25,386
Less: reclassifications to net income (loss), net of tax impact of $0 for all periods presented.	13,180	15,853	(2,047)
Net change in unrealized holding gain (loss), net of tax	(36,642)	9,413	27,433

Other	15	(2)	(6)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(36,303)	14,893	28,818
COMPREHENSIVE INCOME (LOSS)	$822,797	$(8,955)	$(48,393)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019 and 2018
(In thousands of U.S. Dollars and share amounts in thousands)

	2020	2019	2018

Shares of Common Stock, beginning balances	179,838	178,253	175,844
Issuances under equity incentive plans	2,421	1,585	2,314
Repurchase of common stock	(518)	—	—
Conversion of convertible notes, net	—	—	95
Shares of Common Stock, ending balances	181,741	179,838	178,253

Total stockholders' equity, beginning balances	$3,122,381	$2,967,940	$2,808,663
Common stock:
Beginning balances	180	178	176
Issuances under equity incentive plans, net of tax	2	2	2
Ending balances	182	180	178
Additional paid-in capital:
Beginning balances	4,832,707	4,669,926	4,483,220
Issuances under equity incentive plans, net of tax	27,275	(11,071)	31,583
Stock-based compensation	183,547	163,891	155,139
Repurchase of common stock	(50,000)	—	—
Conversion of convertible notes, net	—	—	(16)
Common stock held by the NQDC	(122)	(692)	—
Accounting impact of NQDC Plan change (See Note 17)	—	10,653	—
Ending balances	4,993,407	4,832,707	4,669,926
Treasury stock:
Beginning balances	—	—	—
Purchase of treasury stock	(50,000)	—	—
Retirement of treasury stock	50,000	—	—
Ending balance	—	—	—
Company common stock held by the NQDC:
Beginning balances	(9,961)	(13,301)	(14,224)
Common stock held by the NQDC	122	692	923
Accounting impact of NQDC Plan change (See Note 17)	—	2,648	—
Ending balances	(9,839)	(9,961)	(13,301)
Accumulated other comprehensive income (loss):
Beginning balances	20,164	5,271	(22,961)
Impact of change in accounting principle	—	—	(586)
Other comprehensive income (loss)	(36,303)	14,893	28,818
Ending balances	(16,139)	20,164	5,271
Accumulated Deficit:
Beginning balances	(1,720,709)	(1,694,134)	(1,637,548)
Impact of changes in accounting principles	—	(2,727)	20,625
Net income (loss)	859,100	(23,848)	(77,211)
Ending balances	(861,609)	(1,720,709)	(1,694,134)
Total stockholders' equity, ending balances	$4,106,002	$3,122,381	$2,967,940
The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(In thousands of U.S. dollars)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$859,100	$(23,848)	$(77,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	105,172	105,300	95,671
Non-cash interest expense	16,511	13,960	31,186
Amortization of premium on investments (accretion of discount)	567	(2,000)	358
Stock-based compensation expense	189,711	159,865	148,819
Gain on sale of nonfinancial assets	(59,495)	(25,000)	(50,000)
Inventory reserves, net of stock-based compensation	75,609	—	—
Deferred income taxes	(888,907)	(82,760)	(68,378)
Unrealized foreign exchange loss (gain)	8,011	1,025	(17,766)
Non-cash changes in the fair value of contingent consideration	4,500	5,205	9,296
Other	(997)	(2,393)	(2,347)
Changes in operating assets and liabilities:
Accounts receivable, net	(59,035)	(37,852)	(54,274)
Inventory	(61,151)	(107,554)	(23,747)
Other current assets	18,312	(27,008)	(17,767)
Other assets	(28,647)	(8,895)	(935)
Accounts payable and accrued liabilities	(87,025)	77,089	38,389
Other long-term liabilities	(6,871)	3,128	8,914
Net cash provided by operating activities	85,365	48,262	20,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(114,312)	(145,026)	(144,620)
Maturities and sales of investments	555,834	740,211	993,734
Purchase of available-for-sale debt securities	(529,663)	(632,023)	(634,753)
Proceeds from sale of nonfinancial assets	67,159	25,000	50,000
Purchase of intangible assets	(23,207)	(18,380)	—
Investment in convertible note	(8,709)	—	—
Other	(723)	(808)	(10)
Net cash provided by (used in) investing activities	(53,621)	(31,026)	264,351
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	71,913	31,611	67,488
Taxes paid related to net share settlement of equity awards	(44,638)	(42,680)	(35,919)
Repurchase of common stock	(50,000)	—	—
Proceeds from convertible senior subordinated note offering, net	585,752	—	—
Repayments of convertible debt	(374,991)	—	(374,953)
Payment of contingent consideration	—	(58,518)	(44,623)
Principal repayments of financing leases	(6,918)	(5,087)	—
Net cash provided by (used in) financing activities	181,118	(74,674)	(388,007)
Effect of exchange rate changes on cash	(1,150)	902	(598)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	211,712	(56,536)	(104,046)
Cash and cash equivalents:
Beginning of period	437,446	493,982	598,028
End of period	$649,158	$437,446	$493,982
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of interest capitalized into fixed assets	$12,178	$8,552	$11,623
Cash paid for income taxes	$8,977	$9,726	$16,676
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued liabilities related to fixed assets	$(5,184)	$7,589	$(1,206)
Increase (decrease) in accounts payable and accrued liabilities related to intangible assets	(292)	4,247	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

(1) NATURE OF OPERATIONS AND BUSINESS RISKS
BioMarin Pharmaceutical Inc. (the Company or BioMarin) is a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare diseases and medical conditions. The Company selects product candidates for diseases and conditions that represent a significant unmet medical need, have well-understood biology and provide an opportunity to be first-to-market or offer a significant benefit over existing products. The Company’s portfolio consists of several commercial products and multiple clinical and preclinical product candidates for the treatment of various diseases.
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
The Company is subject to a number of risks, including: the continuing impact of the novel coronavirus disease (referred to as COVID-19) pandemic on the Company's business; the financial performance of its commercial products; the potential need for additional financing; the Company’s ability to successfully commercialize its approved products; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; the Company’s ability to successfully obtain regulatory approval for new products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators; and possible restrictions on reimbursement from governmental agencies and healthcare organizations, as well as other changes in the healthcare industry.

(2) BASIS OF PRESENTATION
Basis of Presentation
These Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Annual Reports on Form 10-K and include the accounts of BioMarin and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Management performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K that would require recognition or disclosure in the Consolidated Financial Statements.
On January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach. The standard has amended the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary impairment model. Results for reporting periods beginning January 1, 2020 are presented under ASU 2016-13 and the adoption of this standard had no impact on the Company’s Financial Statements. See Note 4 to these Consolidated Financial Statements for additional discussion of the adoption of ASU 2016-13 and required disclosures.

Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Company’s Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that are highly

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
uncertain at this time. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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
All marketable securities are classified as available-for-sale. Available-for-sale debt securities are measured and recorded at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) on the Company’s Consolidated Balance Sheets, with the exception of any declines in fair value below the cost basis that are a result of a credit loss, which, if any, are reported in Other Income, Net in the current period through an allowance for credit losses. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if so, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date.
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
Inventory
Commercial Inventory
The Company values inventory at the lower of cost and net realizable value and determines the cost of inventory using the average-cost method. The Company analyzes its inventory levels quarterly for obsolescence and, if required, adjusts inventory to its net realizable value if the cost basis of inventory is in excess of its expected net realizable value, or for quantities in excess of expected demand. If the Company determines cost exceeds its net realizable value, the resulting adjustments are recognized as Cost of Sales in the Consolidated Statements of Operations.
Inventory Produced Prior to Regulatory Approval
When future commercialization for a product candidate is considered probable and management believes that material uncertainties related to the ultimate regulatory approval have been significantly reduced and the Company expects to realize economic benefit in the future, the Company capitalizes pre-launch or pre-qualification manufacturing costs prior to regulatory approval. For inventories that are capitalized in preparation of product launch, a number of factors are taken into consideration based on information available at the time, including the product candidate’s current status in the drug development and regulatory approval process, results from the related pivotal clinical trial, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and market trends. If additional requirements are subsequently presented by the regulatory authorities, prior to their final decision thus extending anticipated regulatory approval timelines resulting in expiration of the product prior to revised demand forecasts, the pre-launch inventory costs are expensed to Cost of Sales. If the marketing

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
application is ultimately rejected by the applicable regulators and the pre-launch inventory cannot be sold for commercial use, the pre-launch inventory costs are expensed to Research and Development (R&D).
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives, as presented in the table below. Significant additions and improvements are capitalized, whereas repairs and maintenance are expensed as incurred. Depreciation of property, plant and equipment are included in Cost of Sales, R&D and Selling, General and Administrative (SG&A), as appropriate, in the Consolidated Statements of Operations. Property and equipment purchased for specific R&D projects with no alternative future uses are expensed as incurred and recorded to R&D in the Consolidated Statements of Operations.

Leasehold improvements	Shorter of life of asset or lease term
Building and improvements	20 to 50 years
Manufacturing and laboratory equipment	5 to 15 years
Computer hardware and software	3 to 7 years
Office furniture and equipment	5 years
Vehicles	5 years
Land improvements	10 to 20 years
Land	Not applicable
Construction-in-progress	Not applicable
Leases
Effective January 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842, Leases. The amended guidance required balance sheet recognition of lease right-of-use (ROU) assets and liabilities by lessees for leases classified as operating leases. The Company adopted ASC Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption through a cumulative adjustment to Accumulated Deficit.
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
Long-lived Asset Impairment
The Company’s long-lived assets consist of property, plant and equipment, leased ROU assets and finite-lived intangible assets. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. Any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. Impairment charges related to property, plant or equipment that are not material are recorded to depreciation expense and presented in SG&A in the Consolidated Statements of Operations. Impairment charges related to finite-lived intangible assets that are not material are recorded to Intangible Asset Amortization and Contingent Consideration in the Consolidated Statements of Operations.
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
Research and Development
R&D costs are generally expensed as incurred. These expenses include contract R&D services provided by third parties, preclinical and clinical studies, raw materials costs associated with manufacturing clinical product, quality control and assurance, other R&D activities, facilities and regulatory costs and R&D-related personnel costs including salaries, benefits and stock-based compensation. Upfront and milestone payments made to third parties in connection with licensed intellectual property, which does not have an alternative future use or does not reach technological feasibility, are expensed as incurred up to the point of regulatory approval.
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
Net Income (Loss) Per Common Share
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
Restricted Stock Units
The fair value of restricted stock units (RSUs) with service-based vesting conditions and RSUs with performance conditions is determined to be the fair market value of the Company’s underlying common stock on the date of grant. The stock-based compensation expense for RSUs with service-based vesting is recognized over the period during which the vesting restrictions lapse. Stock-based compensation expense for RSUs with performance conditions is recognized beginning in the period the Company determines it is probable that the performance condition will be achieved. Management expectations related to the achievement of performance goals associated with RSUs with performance conditions are assessed regularly to determine whether such grants are expected to vest. The fair value for RSUs with market conditions is estimated using the Monte Carlo valuation model. Related stock-based compensation is recognized, beginning on the grant date, on a straight-line basis regardless of whether the market condition is met unless the required service is not performed.
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
The Company accounts for its derivative instruments as either assets or liabilities on its Consolidated Balance Sheets and measures them at fair value, which is estimated using current exchange rates and interest rates and takes into consideration the current creditworthiness of the counterparties or the Company, as applicable. For derivatives designated as hedging instruments, the entire change in the fair value of qualifying derivative instruments is recorded in AOCI and amounts deferred in AOCI are reclassified to earnings in the same line item in which the earnings effect of the hedged item is reported. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in SG&A in the Consolidated Statements of Operations.
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

(4) RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2020, the Company adopted FASB ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach. The standard has amended the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
under the previous other-than-temporary impairment model. The adoption of this standard had no impact on the Company’s Financial Statements.

(5) FINANCIAL INSTRUMENTS
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2020 and 2019, respectively:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$370,325	$—	$—	$370,325	$370,325	$—	$—

Level 2:
Money market instruments	264,833	—	—	264,833	264,833	—	—
Corporate debt securities	413,137	3,261	(8)	416,390	—	220,551	195,839
U.S. government agency securities	265,298	1,555	(1)	266,852	14,000	192,488	60,364
Asset-backed securities	31,659	85	(2)	31,742	—	3,189	28,553
Foreign and other	549	168	—	717	—	—	717
Subtotal	975,476	5,069	(11)	980,534	278,833	416,228	285,473
Total	$1,345,801	$5,069	$(11)	$1,350,859	$649,158	$416,228	$285,473

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$259,347	$—	$—	$259,347	$259,347	$—	$—

Level 2:
Money market instruments	173,100	—	—	173,100	173,100	—	—
Corporate debt securities	518,523	3,575	(12)	522,086	—	233,294	288,792
U.S. government agency securities	209,633	993	(67)	210,559	4,999	83,067	122,493
Foreign and other	549	145	(1)	693	—	—	693
Subtotal	901,805	4,713	(80)	906,438	178,099	316,361	411,978
Total	$1,161,152	$4,713	$(80)	$1,165,785	$437,446	$316,361	$411,978
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and five years.
As of December 31, 2020, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of December 31, 2020 and 2019, the fair value of the Company’s strategic investments was $10.5 million and $6.2 million, respectively. These investments were recorded in Other Assets in the Company’s Consolidated Balance Sheets.
See Note 3 to these Consolidated Financial Statements for additional discussion regarding the Company’s fair value measurements.
(6) GOODWILL AND INTANGIBLE ASSETS
The change in the carrying value of Goodwill was as follows:

	December 31,
	2020	2019
Beginning balance	$197,039	$197,039
Less: disposition	(840)	—
Ending carrying value	$196,199	$197,039
In January 2020, the Company completed the sale of worldwide rights to Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome, to a third party in exchange for a one-time cash payment of $67.2 million plus residual royalties. Under the terms of the agreement, the Company agreed to provide certain transition services to the third-party purchaser, such as customer sales and support, for up to 12 months after the closing of the transaction. During the first quarter of 2020, the Company recognized a before-tax net gain of $59.5 million related to the sale of the Firdapse intellectual property (IP) and existing inventory. As a result of the sale of Firdapse, in the first quarter of 2020 the Company recognized a $0.8 million reduction to Goodwill and disposed of $32.2 million in intangible assets, including related accumulated amortization of $31.6 million.
The Company performed its annual assessment for goodwill impairment for the year ended December 31, 2020 and no goodwill impairment charges were recorded.
Intangible Assets, Net consisted of the following:

	December 31,
	2020	2019
Finite-lived intangible assets	$644,087	$652,734
Less: Accumulated amortization	(226,816)	(196,154)
Net carrying value	$417,271	$456,580
The following table summarizes the carrying value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2020:

	Net Balance	Average Remaining Life
Acquired intellectual property	$350,275	6.9 years
Repurchased royalty rights	19,687	2.9 years
Technology transfer	46,657	Not applicable (1)
Other	652	0.5 - 3.4 years
Total	$417,271
(1)The technology transfer intangible asset has not yet been placed into service.
As of December 31, 2020, the estimated future amortization expense associated with the Company’s finite-lived intangible assets, exclusive of the technology transfer asset that has not been placed into service, was as follows:

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Fiscal Year	Amount
2021	$61,963
2022	61,939
2023	61,311
2024	55,036
2025	35,759
Thereafter	94,606
$370,614
In 2019 and 2018, the Company received $25.0 million and $50.0 million, respectively, due to the achievement by a third party of development and regulatory milestones and commercial sales milestones related to a previously sold intangible asset, which the Company recorded as a Gain on Sale of Nonfinancial Assets in the Consolidated Statements of Operations.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net, consisted of the following:

	December 31,
	2020	2019
Building and improvements	$761,560	$725,906
Manufacturing and laboratory equipment	414,439	366,951
Computer hardware and software	189,740	167,554
Land	90,418	90,418
Leasehold improvements	55,134	51,324
Furniture and equipment	40,223	38,569
Land improvements	7,412	7,349
Construction-in-progress	109,140	111,897
	1,668,066	1,559,968
Accumulated depreciation	(635,595)	(549,100)
Total property, plant and equipment, net	$1,032,471	$1,010,868
The construction-in-progress balance primarily included costs related to significant in-progress projects at the Company's facilities in Marin County, California, and Shanbally, Ireland.

	Years Ended December 31,
	2020	2019	2018
Depreciation expense	$88,169	$89,285	$90,375
Depreciation capitalized into inventory	$44,492	$37,481	$25,227

(8) INVENTORY
Inventory consisted of the following:

	December 31,
	2020	2019
Raw materials	$76,673	$74,442
Work-in-process	308,286	349,978
Finished goods	313,589	255,855
Total inventory	$698,548	$680,275

Valoctocogene roxaparvovec is an investigational gene therapy product candidate for the treatment of severe hemophilia A. The Company must receive marketing approval from the applicable regulators before the valoctocogene roxaparvovec inventory can be sold commercially. Starting in the second quarter of 2019, the Company believed that material uncertainties related to the ultimate regulatory approval of valoctocogene roxaparvovec for commercial sale had been significantly reduced and included the manufacturing-related costs for the commercial production of valoctocogene roxaparvovec in inventory. A number of factors were taken into consideration based on the information available at the time, including the status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends. The Company had $29.2 million of valoctocogene roxaparvovec pre-launch inventory as of December 31, 2019.
In the third quarter of 2020, the Company unexpectedly received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) and a Joint Assessment Report from the European Medicines Agency (EMA) respectively, both indicating that the Company’s regulatory applications for valoctocogene roxaparvovec could not be approved in their present form and requesting additional safety and efficacy data from the ongoing Phase 3 study. The Company evaluated the impact of the new requirement for Phase 3 data that is currently unknown and determined the value of the pre-launch inventory was no longer recoverable due to delays in anticipated regulatory approvals. As a result, the Company adjusted the pre-launch inventory to zero, its net realizable value, and recorded $87.2 million to Cost of Sales during the year ended December 31, 2020. The Company had no pre-launch inventory balance as of December 31, 2020.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Payable and Accrued Liabilities consisted of the following:

	December 31,
	2020	2019
Accounts payable and accrued operating expenses	$191,429	$240,981
Accrued compensation expense	165,023	192,467
Accrued rebates payable	$65,526	57,163
Forward foreign currency exchange contracts	17,798	10,448
Accrued royalties payable	17,155	30,797
Lease liability	11,754	10,700
Accrued income taxes	9,661	3,195
Value added taxes payable	9,562	8,395
Deferred revenue	152	13,037
Other	4,488	3,438
Total accounts payable and accrued liabilities	$492,548	$570,621
The roll forward of significant estimated accrued rebates and reserve for cash discounts for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Balance at Beginning of Period	Provision for Current Period Sales	Payments	Balance at End of Period
Year ended December 31, 2020:
Accrued rebates	$57,163	$113,165	$(104,802)	$65,526
Reserve for cash discounts	$1,889	$17,191	$(17,364)	$1,716

Year ended December 31, 2019:
Accrued rebates	$43,116	$91,748	$(77,701)	$57,163
Reserve for cash discounts	$1,197	$15,335	$(14,643)	$1,889

Year ended December 31, 2018:
Accrued rebates	$36,472	$67,843	$(61,199)	$43,116
Reserve for cash discounts	$1,055	$12,474	$(12,332)	$1,197

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(10) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 3 – Significant Accounting Policies to these Consolidated Financial Statements.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Consolidated Financial Statements that are remeasured on a recurring basis as of December 31, 2020 and 2019. Other than the Company’s fixed-rate convertible debt disclosed in Note 13 to these Consolidated Financial Statements, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of December 31, 2020 and 2019.

	Fair Value Measurements as of December 31, 2020
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$2,415	$—	$2,415
Other assets:
NQDC Plan assets	19,962	—	19,962
Restricted investments (1)	4,487	—	4,487
Total other assets	24,449	—	24,449
Total assets	$26,864	$—	$26,864
Liabilities:
Current liabilities:
NQDC Plan liability	$2,415	$—	$2,415
Other long-term liabilities:
NQDC Plan liability	19,962	—	19,962
Contingent consideration	—	60,130	60,130
Total other long-term liabilities	19,962	60,130	80,092
Total liabilities	$22,377	$60,130	$82,507

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Fair Value Measurements as of December 31, 2019
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
(1)The restricted investments as of December 31, 2020 and 2019 secure the Company’s irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the periods presented.
Liabilities measured at fair value using Level 3 inputs primarily consisted of contingent consideration. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2019	$50,793
Changes in the fair value of contingent consideration	4,500
Foreign exchange remeasurement of Euro denominated contingent consideration	4,837
Contingent consideration as of December 31, 2020	$60,130

(11) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company's forward foreign currency exchange contracts (forward contracts) designated as hedging instruments have maturities up to two years and three months. The Company's forward contracts that are considered to be economic hedges that are not designated as hedging instruments have maturities up to three months.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Foreign Exchange Contracts	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Sell	$782,327	$820,546
Purchase	$189,540	$212,348

Derivatives not designated as hedging instruments:
Sell	$98,343	$77,335
Purchase	$12,277	$30,818
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$6,268	$19,584
Other assets	3,148	13,539
Subtotal	$9,416	$33,123

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$17,551	$8,184
Other long-term liabilities	11,020	5,493
Subtotal	$28,571	$13,677

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$84	$469

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$247	$2,264

Total Derivatives Assets	$9,500	$33,592
Total Derivatives Liabilities	$28,818	$15,941
(1)    See Note 3 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Consolidated Statements of Operations for the periods presented.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Years Ended December 31,
	2020		2019
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$1,805,861	$18,122	$1,661,043	$17,672
Operating expenses as reported	$1,897,220	$(4,942)	$1,804,505	$(3,453)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$115		$(5,259)
As of December 31, 2020, the Company expects to reclassify unrealized losses of $12.2 million from AOCI to earnings as the forecasted revenue and operating expense transactions occur over the next twelve months. For additional discussion of balances in AOCI see Note 14 to these Consolidated Financial Statements.

(12) LEASES
The following table presents the Company’s ROU assets and lease liabilities for the periods presented.

		December 31,
Lease Classification	Classification	2020	2019
Assets:
Operating	Other assets	$46,014	$49,045
Financing	Other assets	11,095	10,389
Total ROU assets		$57,109	$59,434
Liabilities:
Current:
Operating	Accounts payable and accrued liabilities	$8,889	$7,451
Financing	Accounts payable and accrued liabilities	2,865	3,249
Noncurrent:
Operating	Other long-term liabilities	40,483	44,092
Financing	Other long-term liabilities	4,006	6,708
Total lease liabilities		$56,243	$61,500

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Maturities of lease liabilities as of December 31, 2020 by fiscal year were as follows:

Maturity of Lease Liabilities	Operating	Financing	Total
2021	$11,295	$3,095	$14,390
2022	10,127	2,383	12,510
2023	8,605	1,800	10,405
2024	6,570	50	6,620
2025	5,561	21	5,582
Thereafter	16,758	—	16,758
Total lease payments	58,916	7,349	66,265
Less: Interest	(9,544)	(478)	(10,022)
Present value of lease liabilities	$49,372	$6,871	$56,243

Lease costs associated with payments under the Company’s leases for the periods presented were as follows:

		Years Ended December 31,
Lease Cost	Classification	2020	2019
Operating (1)	Operating expenses	$12,841	$13,026
Financing:
Amortization	Operating expenses	3,271	2,615
Interest expense	Operating expenses	448	606
Total lease costs		$16,560	$16,247
(1)    Includes short-term leases and variable lease costs, both of which were not material in the periods presented.
The following table includes the weighted average remaining lease terms and the weighted average discount rate used to calculate the present value of the Company’s lease liabilities:

	Years Ended December 31,
Other Information	2020	2019
Weighted average remaining lease term (in years):
Operating leases	6.8	7.9
Financing leases	2.6	3.3

Weighted average discount rate:
Operating leases	4.9%	5.2%
Financing leases	5.2%	5.4%
As of December 31, 2020, no leases were expected to commence that would create significant rights and obligations for the Company.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Years Ended December 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$10,536	$8,183
Financing leases	$450	$628
Cash used in financing activities:
Financing leases	$6,918	$5,087
ROU assets obtained in exchange for lease obligations:
Operating leases	$4,779	$9,772
Financing leases	$3,941	$3,267

(13) DEBT
Convertible Notes
As of December 31, 2020, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	2020	2019
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$—
Unamortized discount	(12,312)	—
Unamortized deferred offering costs	(683)	—
2027 Notes, net	587,005	—

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(5,116)	(6,533)
Unamortized deferred offering costs	(1,744)	(2,229)
2024 Notes, net	488,140	486,238

1.50% senior subordinated convertible notes matured in October 2020 (the 2020 Notes)	—	374,993
Unamortized discount	—	(12,078)
Unamortized deferred offering costs	—	(1,033)
2020 Notes, net (1)	—	361,882

Total convertible debt, net	$1,075,145	$848,120

Fair value of fixed rate convertible debt (2):
2027 Notes	$627,090	$—
2024 Notes	530,714	521,839
2020 Notes	—	405,679
Total fair value of fixed rate convertible debt	$1,157,804	$927,518
(1)The 2020 Notes matured on October 15, 2020 and were settled in cash for approximately $375.0 million. There were no shares issued in connection with the settlement as the Company’s share price did not exceed the conversion price of

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
$94.15, as measured over a 25-day averaging period, and the capped call transaction entered into concurrently with the issuance of the 2020 Notes was not triggered. The Company incurred no gain or loss upon the extinguishment of the 2020 Notes.
(2)The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. See Note 3 to these Consolidated Financial Statements for additional information related to the Company’s fair value measurements.
Interest expense on the Company’s convertible debt consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Coupon interest	$12,350	$4,907	$12,452
Amortization of debt issuance costs	1,829	2,031	3,610
Accretion of discount on convertible notes	14,682	15,917	27,602
Total interest expense on convertible debt	$28,861	$22,855	$43,664
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
2024 Notes
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
See Note 19 to these Consolidated Financial Statements for further discussion of the effect of conversion of the Company's convertible debt on net income (loss) per common share.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. Borrowings under the 2018 Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate (except that if LIBOR is less than zero it shall be deemed to be zero for purposes of the 2018 Credit Facility), or LIBOR successor rate, plus an applicable margin ranging from 1.00% to 1.95% per annum, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods, or (b) the Base Rate, generally the prime lending rate, plus an applicable margin ranging from 0.00% to 0.95%, based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. Commitment fees payable on the undrawn amount range from 0.15% to 0.35% per annum based upon the Company’s net leverage ratio and EBITDA for each of the two most recently ended four-quarter measurement periods. The Company’s obligations under the 2018 Credit Facility are guaranteed by its direct subsidiary, California Corporate Center Acquisition LLC, and such obligations may in the future be guaranteed from time to time by certain other material domestic subsidiaries. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable. The Company incurred approximately $1.0 million of issuance costs, which are amortized to Interest Expense over the term of the 2018 Credit Facility. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of December 31, 2020, there were no outstanding amounts due under the 2018 Credit Facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

		Years Ended December 31,
Details about AOCI Components	Consolidated Statements of Operations Classification	2020	2019	2018
Gains (losses) on cash flow hedges:
Forward contracts	Net product revenues	$18,122	$17,672	$(6,005)
Forward contracts	Operating expenses	(4,942)	(1,819)	3,958
Total gain (loss) on cash flow hedges		13,180	15,853	(2,047)
Gain on sale of available-for-sale debt securities	Other income, net	552	—	—
Income tax effect of the above	Benefit from income taxes	(127)	—	—
Total gain on available-for-sale debt securities		425	—	—
		$13,605	$15,853	$(2,047)

The following table summarizes changes in the accumulated balances for each component of AOCI, including current period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2017	(20,232)	(2,722)	(7)	(22,961)
Impact of change in accounting principle (1)	—	(586)	—	(586)
AOCI balance as of January 1, 2018	(20,232)	(3,308)	(7)	(23,547)
Other comprehensive income (loss) before reclassifications	25,386	1,804	(6)	27,184
Less: gain (loss) reclassified from AOCI	(2,047)	—	—	(2,047)
Tax effect	—	(413)	—	(413)
Net current-period other comprehensive income (loss)	27,433	1,391	(6)	28,818
AOCI balance at December 31, 2018	$7,201	$(1,917)	$(13)	$5,271
Other comprehensive income (loss) before reclassifications	25,266	7,122	(2)	32,386
Less: gain (loss) reclassified from AOCI	15,853	—	—	15,853
Tax effect	—	(1,640)	—	(1,640)
Net current-period other comprehensive income (loss)	9,413	5,482	(2)	14,893
AOCI balance at December 31, 2019	16,614	3,565	(15)	20,164
Other comprehensive income (loss) before reclassifications	(23,462)	976	15	(22,471)
Less: gain (loss) reclassified from AOCI	13,180	552	—	13,732
Tax effect	—	(100)	—	(100)
Net current-period other comprehensive income (loss)	(36,642)	324	15	(36,303)
AOCI balance at December 31, 2020	(20,028)	3,889	—	(16,139)
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

	Years Ended December 31,
	2020	2019	2018
Total revenues by geographic region:
United States	$912,375	$778,440	$696,793
Europe	518,465	509,188	436,434
Latin America	205,862	218,792	185,046
Rest of world	223,753	197,628	172,939
Total revenues	$1,860,455	$1,704,048	$1,491,212
The following table disaggregates total Net Product Revenues by product.

	Years Ended December 31,
	2020	2019	2018
Net product revenues by product:
Vimizim	544,257	544,345	481,977
Kuvan	457,736	463,353	433,582
Naglazyme	391,298	374,334	345,851
Palynziq	170,983	86,857	12,173
Brineura	110,192	71,997	39,889
Firdapse	1,288	22,348	21,787
Total net product revenues marketed by the Company	1,675,754	1,563,234	1,335,259
Aldurazyme net product revenues marketed by Genzyme	130,107	97,809	135,097
Total net product revenues	$1,805,861	$1,661,043	$1,470,356
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Years Ended December 31,
	2020	2019	2018
United States	$756,863	$669,171	$560,030
Europe	498,725	485,596	424,357
Latin America	205,862	218,792	184,984
Rest of world	214,304	189,675	165,888
Total net product revenues marketed by the Company	1,675,754	1,563,234	1,335,259
Aldurazyme net product revenues marketed by Genzyme	130,107	97,809	135,097
Total net product revenue	$1,805,861	$1,661,043	$1,470,356

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Years Ended December 31,
	2020	2019	2018
Customer A	16%	17%	18%
Customer B	15%	13%	12%
Customer C	12%	11%	10%
Total	43%	41%	40%
On a consolidated basis, two customers accounted for 24% and 22% of the Company’s December 31, 2020 accounts receivable balance, respectively, compared to December 31, 2019 when two customers accounted for 24% and 16% of the accounts receivable balance, respectively. As of December 31, 2020 and 2019, the accounts receivable balance for Genzyme included $72.1 million and $60.2 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The outbreak of COVID-19 continues to affect economies and business around the world. The Company's global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and its business operations were impacted by COVID-19 during the year ended December 31, 2020 and the Company anticipates a continued impact due to COVID-19 on its financial results in fiscal year 2021. The extent and duration of such effects are highly uncertain and difficult to predict. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations.
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
Long-lived assets, which consist of property, plant and equipment and ROU assets are summarized by geographic region in the following table.

	December 31,
	2020	2019
Long-lived assets by geography:
United States	$771,286	$773,991
Ireland	300,555	278,082
Rest of world	17,739	18,229
Total long-lived assets	$1,089,580	$1,070,302

(16) EQUITY COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Compensation Plans
Shares Available Under Equity Compensation Plans
As of December 31, 2020, an aggregate of approximately 36.7 million unissued shares was authorized for future issuance under the Company’s stock plans, which primarily includes shares issuable under the 2017 Equity Incentive Plan and the ESPP.

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
2017 Equity Incentive Plan
The 2017 Equity Incentive Plan provides for awards of RSUs and stock options as well as other forms of equity compensation. Stock option awards granted to employees generally vest over a four-year period on a cliff basis twelve months after the grant date and then monthly thereafter. The contractual term of stock option awards is generally ten years from the grant date. RSUs granted to employees generally vest annually over a straight-line four-year period after the grant date. As of December 31, 2020, approximately 20.5 million shares were authorized and reserved for future issuance under the 2017 Equity Incentive Plan.
Employee Stock Purchase Plan
The ESPP was initially approved in June 2006, replacing the Company’s previous plan, and was most recently amended in June 2019. Under BioMarin’s ESPP, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates (each purchase date) semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span up to two years. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, up to an annual limit of $25,000. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During the year ended December 31, 2020, the Company issued 0.3 million shares under the ESPP. As of December 31, 2020, approximately 7.0 million shares were authorized and 3.4 million shares reserved for future issuance under the ESPP.
Board of Director Grants
On September 19, 2019, the Board of BioMarin approved revised compensation for the Independent Directors of the Company. On the date of the Company’s annual meeting of stockholders for a given year, each re-elected Independent Director receives an RSU grant valued at $400,000 ($375,000 prior to September 19, 2019), with the number of RSUs to be granted calculated based on the three-month trailing average closing price of the Company’s common stock on the Nasdaq Global Select Market. The RSUs subject to the annual award vest in full on the one-year anniversary of the grant date, subject to each respective Director providing service to the Company through such vesting date. Upon election or appointment, a new Independent Director will receive an RSU grant on the same terms as the annual award, pro-rated for amount and vesting to the nearest quarter for the time such new Independent Director will serve prior to the Company’s next annual meeting of stockholders.
Stock-based Compensation
Stock-based compensation expense included on the Company’s Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2020	2019	2018
Cost of sales	$26,246	$16,146	$13,558
Research and development	61,942	56,649	57,557
Selling, general and administrative	101,523	87,070	77,704
Total stock-based compensation expense	$189,711	$159,865	$148,819
Stock-based compensation of $20.1 million, $20.3 million and $20.0 million was capitalized into inventory for the years ended December 31, 2020, 2019 and 2018, respectively. Capitalized stock-based compensation is recognized in Cost of Sales when the related product is sold.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Restricted Stock Units
Restricted Stock Unit Awards with Service-Based Vesting Conditions
Below is a summary of activity related to RSUs with service-based vesting conditions under the plan for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2019	3,585,384	$88.54
Granted	2,190,380	$77.13
Vested	(1,308,962)	$87.57
Forfeited	(293,678)	$85.17
Non-vested units as of December 31, 2020	4,173,124	$83.41
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2020, 2019 and 2018, was $77.13, $91.28 and $84.63, respectively. The total intrinsic value of restricted stock that vested and was released in the years ended December 31, 2020, 2019 and 2018, was $109.9 million, $101.0 million and $84.5 million respectively.
As of December 31, 2020, total unrecognized compensation cost related to unvested RSUs with service-based vesting conditions of $245.3 million was expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Unit Awards with Performance-based Vesting Conditions
The Compensation Committee of the Board (with respect to awards to certain executive officers other than the Chief Executive Officer) and the Board (with respect to awards to the Chief Executive Officer) may grant RSUs with performance-based vesting conditions (PRSUs) to certain executive officers.
Revenue PRSUs: Although no PRSUs with vesting conditions based on revenue performance were granted during the year ended December 31, 2020, awards granted during prior periods presented were contingent upon the achievement of an annual revenue target and the earned RSUs vest over a three-year service period. The number of shares that may be earned ranged between 50% and 200% of the base RSUs, depending on the percentage of the respective annual year's Net Product Revenues, excluding net revenues attributable to Aldurazyme, and determined using fixed foreign currency exchange rates achieved against the target, with a threshold achievement level of 75% of target and a ceiling achievement level of 125% of target.
Below is a summary of activity related to Revenue PRSUs under the Company's equity plan for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2019	226,884	$89.09
Adjustment for shares earned	2,272	$73.82
Vested	(126,608)	$88.09
Forfeited	(3,197)	$94.53
Non-vested units as of December 31, 2020	99,351	$90.31
The weighted-average grant date fair value of Revenue PRSUs was $94.53 and $83.57 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized compensation expense of $3.5 million related to Revenue PRSUs was expected to be recognized over a weighted average period of approximately 1.0 year.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Other PRSUs: Below is a summary of activity related to RSUs with vesting conditions based on other performance targets under the Company's equity plan for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2019	44,260	$81.00
Granted	184,460	$84.17
Vested	(4,495)	$73.82
Forfeited	(3,560)	$78.72
Non-vested units as of December 31, 2020	220,665	$83.83
The weighted-average grant date fair value of Other PRSUs was $84.17 and $81.00 for the years ended December 31, 2020 and 2019, respectively.
Non-vested Other PRSUs include a grant with vesting contingent upon the achievement of a three-year Non-GAAP income target and a grant with vesting contingent upon achievement of a three-year strategic goal target. The awarded PRSUs, if any, vest ratably over a three-year service period. The Company evaluated the targets in the context of its current long-range financial plan, its product candidate development pipeline and planned regulatory activity and determined that attainment of each grant target was probable for accounting purposes commencing in the first quarter of 2020. The number of shares that may be earned range between 50% and 200% of the base RSUs.
Also included in non-vested Other PRSUs are grants that vest contingent upon achievement of certain regulatory milestones that, for accounting purposes, were deemed not yet probable of vesting as of December 31, 2020. Therefore, as of December 31, 2020, total unrecognized compensation expense of $8.1 million related to awards deemed probable of vesting and $7.9 million related to awards not yet deemed probable of vesting. The expected weighted average period over which expense is to be recognized for the awards that are considered probable of vesting as of December 31, 2020 was 2.2 years.
Restricted Stock Unit Awards with Market-based Vesting Conditions
The Compensation Committee and Board may grant RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These base TSR-RSUs vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between zero percent and 200% of the base TSR-RSUs with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s TSR is above the 50th percentile but negative on an absolute basis.
Below is a summary of activity related to RSUs with market-based vesting conditions under the Company's equity plan for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2019	99,010	$143.92
Granted	131,350	$115.85
Vested	—	$—
Forfeited	(9,370)	$143.92
Non-vested units as of December 31, 2020	220,990	$127.23
The Company utilized a Monte Carlo simulation model to determine the grant date fair value per base TSR-RSU of $112.12 using the following assumptions for the grant in March 2020: an expected term of 2.8 years, discount rate of 0.4%, dividend yield of zero and expected volatility rate derived from historical volatilities for the Company and the members of the referenced peer group. In June 2020, the Compensation Committee of the Board approved an additional grant of RSUs with market-based vesting conditions with identical terms as those granted in March 2020. The third-party valuation per base TSR-RSU of $217.65 used the following assumptions: an expected term of 2.5 years, discount rate of 0.2%, dividend yield of zero and expected volatility rate derived from historical volatilities for the Company and the members of the referenced peer group. As of

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

December 31, 2020, total unrecognized compensation expense of $14.1 million related to base TSR-RSUs was expected to be recognized over a weighted average period of 1.8 years.
Stock Options and Purchase Rights
Stock Options
The following table summarizes activity under the Company’s stock option plans for the year ended December 31, 2020. All stock option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value (1)
Options outstanding as of December 31, 2019	7,264,235	$67.99		$146,700
Granted	891,610	$76.02
Exercised	(1,240,511)	$43.87
Expired and forfeited	(85,897)	$86.07
Options outstanding as of December 31, 2020	6,829,437	$73.19	4.8	$119,607
Options unvested as of December 31, 2020	1,438,573	$81.56	8.6	$11,635
Exercisable at December 31, 2020	5,390,864	$70.95	3.8	$107,972
(1)The aggregate intrinsic value for outstanding options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock on the Nasdaq Global Select Market as of the last trading day for the respective year. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $87.69, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2020.
The weighted-average fair value per stock option granted in the years ended December 31, 2020, 2019 and 2018, were $27.47, $36.84 and $33.40, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $71.9 million, $32.5 million and $79.9 million, respectively, determined as of the date of option exercise. Upon the exercise of the options, the Company issues new common stock from its authorized shares.
The assumptions used to estimate the per share fair value of stock options granted during the periods presented were as follows:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	36.5 – 42.2%	37.1 – 37.4%	36.8 – 38.4%
Dividend yield	0.00%	0.00%	0.00%
Expected term	4.6 – 5.9 years	4.6 – 5.8 years	4.6 – 5.7 years
Risk-free interest rate	0.3 – 1.7%	2.2 – 3.0%	2.3 – 2.8%
As of December 31, 2020, total unrecognized compensation cost related to unvested stock options of $35.3 million was expected to be recognized over a weighted average period of 2.5 years. The net tax benefit from stock options exercised during the year ended December 31, 2020 was $4.5 million.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

Stock Purchase Rights
The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	30.6 – 69.2%	27.7 – 35.0%	29.7% – 35.0%
Dividend yield	0.00%	0.00%	0.00%
Expected term	0.5 – 2.0 years	0.5 – 2.0 years	0.5 – 2.0 years
Risk-free interest rate	0.1 – 2.8%	1.2 – 2.8%	1.2 – 2.8%
As of December 31, 2020, total unrecognized compensation cost related to unvested stock purchase rights under the ESPP of $18.3 million was expected to be recognized over a weighted average period of 1.4 years.

(17) OTHER EMPLOYEE BENEFITS
Employment Agreements
The Company has entered into employment agreements with certain officers. Generally, these agreements can be terminated without cause by the Company upon prior written notice and payment of specified severance, or by the officer upon four weeks’ prior written notice to the Company.
401(k) Plan
The Company sponsors the BioMarin Retirement Savings Plan (the 401(k) Plan). Eligible employees may contribute to the 401(k) Plan up to the lesser of 60% of their current compensation or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 100% of each participating employee’s eligible contributions, up to a maximum of the lesser of 6% of the employee’s annual compensation or the annual statutory contribution limit. The Company’s matching contribution vests immediately and was approximately $26.4 million, $28.5 million and $23.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Compensation Plan
The Company amended the NQDC in the second quarter of 2019 to prohibit the diversification of deferrals of Company stock, which resulted in a change to the classification of the obligation associated with the Company's common stock held in the NQDC. Company stock issued and held by the NQDC is accounted for similarly to treasury stock in that the fair value of the employer stock was determined on the grant date and the shares are issued into the NQDC when the restricted stock vests. The corresponding deferred compensation obligation is classified as equity and, subsequent to the 2019 amendment, changes in the fair value of Company stock held in the NQDC are no longer recognized in earnings. Other contributions held in the NQDC are classified as trading securities and recorded at fair value with the corresponding deferred compensation obligation classified as a liability. Changes in the fair value of non-BioMarin investments are recognized in earnings in the period they occur.
See Note 10 to these Consolidated Financial Statements for additional discussion on the fair value and presentation of the NQDC assets and liabilities.

(18) INCOME TAXES
The benefit from income taxes was based on loss before income taxes as follows:

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Years Ended December 31
	2020	2019	2018
U.S. Source	$(162,939)	$(182,112)	$(128,700)
Non-U.S. Source	120,617	87,301	(14,005)
Loss before income taxes	$(42,322)	$(94,811)	$(142,705)
The U.S. and foreign components of the benefit from income taxes were as follows:

	Years Ended December 31,
	2020	2019	2018
Provision for (benefit from) current income tax expense:
Federal	$(14,758)	$5,127	$(2,660)
State and local	1,201	1,331	588
Foreign	1,042	5,339	4,956
	(12,515)	11,797	2,884
Provision for (benefit from) deferred income taxes:
Federal	(45,038)	(58,311)	(72,074)
State and local	(5,321)	(5,394)	(994)
Foreign	(838,548)	(19,055)	4,690
	(888,907)	(82,760)	(68,378)
Benefit from income taxes	$(901,422)	$(70,963)	$(65,494)
In the third quarter of 2020, the Company completed an intra-entity transfer of certain intellectual property rights to an Irish subsidiary where the Company’s ex-U.S. regional headquarters are located and has significant manufacturing and commercial operations, to better align ownership of intellectual property rights with how the business operates. The transaction did not result in a taxable gain; however, the Company’s Irish subsidiary recognized a deferred tax asset for the book and tax basis difference of the transferred intellectual property rights. As a result, the Company recognized a deferred tax asset of $835.1 million and related tax benefit on its Consolidated Financial Statements based on the fair value of the transferred intellectual property rights. The tax deductions related to the amortization of these intangible assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax asset resulting from this transaction and has not recorded a valuation allowance as of December 31, 2020.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following is a reconciliation of the statutory federal income tax (benefit) expense to the Company’s effective tax rate:

	December 31,
	2020	2019	2018
Federal statutory income tax benefit	$(8,888)	$(19,911)	$(29,968)
State and local taxes	(3,264)	(2,784)	(276)
Orphan Drug & General Business Credit	(44,114)	(43,124)	(66,451)
Stock compensation expense	(1,101)	239	(5,647)
Changes in the fair value of contingent consideration	—	(1,804)	(2,361)
Foreign Source Income Subject to U.S. Tax	6,266	(52)	6,543
Foreign tax rate differential (1)	(16,238)	(30,639)	12,583
Section 162(m) limitation	9,571	8,294	7,440
Tax Reserves	2,166	12,123	8,545
Intra-entity transfer of assets	(852,338)	—	—
CARES Act carryback claim	(2,201)	—	—
Other	1,843	(1,132)	(423)
Valuation allowance/deferred benefit	6,876	7,827	4,521
Effective income tax (benefit) expense	$(901,422)	$(70,963)	$(65,494)
(1)     For the year ended December 31, 2019, the foreign rate differential included foreign local tax expense which was at an effective rate lower than the U.S. statutory rate and was offset by the benefit of the valuation allowance release against the deferred tax assets of the Company’s Dutch subsidiary of $29.6 million.
The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2020	2019
Net deferred tax assets:
Net operating loss carryforwards	$30,718	$32,181
Tax credit carryforwards	532,394	508,560
Accrued expenses, reserves, and prepaids	66,889	61,807
Intangible assets	873,575	29,413
Stock-based compensation	47,011	42,873
Lease liabilities	8,991	11,470
Inventory	32,012	6,290
Other	454	575
Valuation allowance	(93,075)	(86,197)
Total deferred tax assets	1,498,969	606,972

Joint venture basis difference	(1,164)	(993)
Acquired intangibles	(1,364)	(1,647)
Deferred revenue	(1,517)	(3,003)
Convertible notes discount	—	(2,364)
ROU assets	(8,280)	(10,258)
Property, plant and equipment	(54,682)	(46,642)
Total deferred tax liabilities	(67,007)	(64,907)
Net deferred tax assets	$1,431,962	$542,065
Valuation allowances are provided to reduce the amounts of the Company's deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. At the end of each period, the Company will reassess the ability to realize its deferred tax benefits. If it is more likely than not that the Company would not realize the deferred tax benefits, a valuation allowance may need to be established against all or a portion of the deferred tax assets, which will result in a charge to tax expense. The valuation allowance increased in 2020 due primarily to the Company’s expectation that state R&D credits will not be utilized.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
As of December 31, 2020, the Company had the following net operating loss and tax credit carryforwards, which if not utilized, will expire as follows:

Type	Amount	Year
Federal net operating loss carryforwards	$4,753	2030 – 2033
Federal R&D and orphan drug credit carryforwards	$566,887	2024 – 2040
State net operating loss carryforwards	$182,961	2021 – 2040
Dutch net operating loss carryforwards	$75,718	2022 – 2025
Not included in the table above are $124.3 million of state research credit carryovers that will carry forward indefinitely.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019, is as follows:

	December 31,
	2020	2019
Balance at beginning of period	$168,748	$147,445
Additions based on tax positions related to the current year	16,481	19,287
(Deletions) Additions for tax positions of prior years	(2,527)	2,016
Lapse of statute of limitations	(138)	—
Balance at end of period	$182,564	$168,748
Included in the balance of unrecognized tax benefits as of December 31, 2020 were potential benefits of $175.1 million that, if recognized, would affect the effective tax rate. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in the income tax expense. The total amount of accrued interest and penalties was not significant as of December 31, 2020. The Company believes it will not have any material decreases in its previously unrecognized tax benefits within the next twelve months.
The Company files income tax returns in the U.S., Ireland and various foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from three to five years. However, carryforward tax attributes that were generated in 2014 and earlier may still be adjusted upon examination by tax authorities.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This excess totaled approximately $15.2 million as of December 31, 2020, which will be indefinitely reinvested; deferred income taxes have not been provided on such foreign earnings.

(19) NET INCOME (LOSS) PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s ESPP, unvested RSUs, the Company's common stock held by the NQDC and contingent issuances of common stock related to the Company's convertible debt.

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted income (loss) per common share (common shares in thousands):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss), basic	$859,100	$(23,848)	$(77,211)
Add: Interest on convertible notes	8,313	—	—
Less: gain on the Company's common stock held by the NQDC	—	—	(710)
Net income (loss), diluted	$867,413	$(23,848)	$(77,921)
Denominator:
Weighted-average common shares outstanding, basic	180,804	179,039	177,061
Effect of dilutive securities:
Options to purchase common stock	1,543	—	—
Common stock issuable under the 2027 notes	2,874	—	—
Common stock issuable under the 2024 notes	3,970	—	—
Unvested RSUs	1,938	—	—
Common stock potentially issuable for ESPP purchases	353	—	—
The Company's common stock held by the NQDC	196	—	207
Weighted-average common shares outstanding, diluted	191,678	179,039	177,268
Net income (loss) per common share, basic	$4.75	$(0.13)	$(0.44)
Net income (loss) per common share, diluted	$4.53	$(0.13)	$(0.44)

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income (loss) per common share as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2020	2019	2018
Options to purchase common stock	5,287	7,264	7,364
Common stock issuable under the 2020 Notes	—	3,983	3,983
Common stock issuable under the 2024 Notes	—	3,970	3,970
Unvested RSUs	2,235	3,956	3,404
Common stock potentially issuable for ESPP purchases	314	587	435
The Company's common stock held by the NQDC	—	205	—
Total number of potentially issuable shares	7,836	19,965	19,156
The potential effect of the capped call transactions with respect to the 2020 Notes was excluded from the diluted net income (loss) per share as the Company’s closing stock price on December 31, 2019 and 2018 did not exceed the conversion price of $94.15 per share for the 2020 Notes. There is no similar capped call transaction associated with the 2024 Notes or 2027 Notes. See Note 13 to these Consolidated Financial Statements for information on the Company’s convertible debt.

(20) LICENSE AND COLLABORATION AGREEMENTS
In October 2019, the Company entered into a worldwide, exclusive licensing agreement with a third party for tralesinidase alfa (formerly referred to as BMN 250), an investigational enzyme replacement therapy to treat Sanfilippo Syndrome Type B. In consideration, the Company received an upfront payment of $3.0 million, a minority 15% equity ownership interest in the licensee,

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
and is entitled to receive royalties on net sales of tralesinidase alfa and milestone payments if certain development, regulatory and sales milestones are met by the licensee.
The Company evaluated the design and purpose of the third-party licensee and determined that it is a variable interest entity (VIE), as the equity-at-risk is insufficient to support the licensee’s operations. The Company has concluded that it is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly impact its performance. The Company is accounting for the minority equity investment at cost, less impairment, if any, adjusted for observable price changes, as it does not exercise significant influence over the operations of the licensee. Other than providing the licensee with specified transition services, the Company has no other involvement with the operations of the VIE as of December 31, 2020. As a result, the Company's loss exposure is limited to the value of the equity investment of $8.1 million which is included in Other Assets on the Company’s Consolidated Balance Sheets as of December 31, 2020.
In July 2017, the Company executed a license agreement and a settlement agreement with Sarepta Therapeutics (Sarepta) that provide Sarepta with global exclusive rights to the Company’s Duchenne muscular dystrophy (DMD) patent estate for EXONDYS 51 and all future exon-skipping products. Under these agreements, Sarepta may pay certain additional regulatory and commercial milestone fees for exons 51, 45, 53 and possibly on future exon-skipping products to the Company if certain development and sales milestones are achieved. Additionally, the Company receives from Sarepta royalties based on 5% of net sales in the U.S. through the end of 2023 and 8% of net sales in the EU and in other countries, where certain of the Company’s patents exist, through September 30, 2024. The Company retained the right to convert the license to a co-exclusive right in the event it decides to proceed with an exon-skipping therapy for DMD.
On October 1, 2015, the Company entered into an agreement with Ares Trading S.A. (Merck Serono) under which the Company acquired all global rights to Kuvan and Palynziq from Merck Serono, with the exception of Kuvan in Japan. Previously, the Company had exclusive rights to Kuvan in the U.S. and Canada and Palynziq in the U.S. and Japan. Pursuant to the A&R Kuvan Agreement, if future sales milestones are met, the Company is obligated to pay Merck Serono up to a maximum of €60.0 million, in cash, which was an estimated fair value of $73.6 million as of December 31, 2020. Pursuant to the Pegvaliase Agreement, the Company paid Merck Serono €125.0 million in cash when the Palynziq development milestones were achieved.
In October 2012, the Company licensed to Catalyst Pharmaceutical Partners, Inc. (Catalyst) the North American rights to develop and market Firdapse, the Company's commercial product for the treatment of Lambert-Eaton myasthenic syndrome. In exchange for the North American rights to Firdapse, commencing in the first quarter of 2019 the Company receives royalties of 7% to 10% on net product sales of Firdapse in North America. In January 2020, the Company completed the sale of worldwide rights to Firdapse to a third party. The Company retained the rights to receive the royalties from Catalyst. See Note 6 to these Consolidated Financial Statements for further information about the Firdapse sale.
In September 2007, the Company licensed to Asubio Pharma Co., Ltd. (a subsidiary of Daiichi Sankyo) exclusive rights to data and intellectual property contained in the Kuvan new drug application. The Company receives royalties on net sales of the product in Japan.
The Company is engaged in R&D collaborations with various other entities. These provide for sponsorship of R&D by the Company and may also provide for exclusive royalty-bearing intellectual property licenses or rights of first negotiation regarding licenses to intellectual property development under the collaborations. Typically, these agreements can be terminated for cause by either party upon written notice.

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
Contingent Payments
As of December 31, 2020, the Company was subject to contingent payments totaling approximately $662.8 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in

Table of Content
BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
the future. Of this amount, $235.0 million related to an early stage development programs licensed from a third party in the second quarter of 2020, $73.6 million related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from Merck Serono and $237.7 million related to programs that are no longer being developed.
As of December 31, 2020, the Company recorded $60.1 million of contingent liabilities on its Consolidated Balance Sheet, all of which was long-term. See Note 3 and Note 10 to these Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain R&D activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory related items and certain third-party R&D services. As of December 31, 2020, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $142.8 million. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.
Under certain of the Company’s lease agreements, the Company is contractually obligated to return leased space to its original condition upon termination of the applicable lease agreement. The Company records interest expense to accrete the asset retirement obligation liability to full value and depreciates each retirement obligation asset, both over the term of the associated lease agreement. As of December 31, 2020 and 2019, the balance of the asset retirement obligation liability was $3.7 million and $3.0 million, respectively. See Note 3 to these Consolidated Financial Statements for further information on the Company's fair value measurements.