Form 10-Q
period 2021-03-31
BIOMARIN PHARMACEUTICAL INC
filed 2021-04-30
CIK 1048477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 182,742,573 shares of common stock, par value $0.001, outstanding as of April 21, 2021.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the SEC) on February 26, 2021. You should carefully consider that information before you make an investment decision.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Business and Operational Risks
•The COVID-19 pandemic could materially adversely affect our business, results of operations, and financial condition.
•Because the target patient populations for our products are small, we must achieve significant market share and maintain high per-patient prices for our products to achieve and maintain profitability.
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
•The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenue and results of operations.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2021 and December 31, 2020
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020 (1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$667,313	$649,158
Short-term investments	420,178	416,228
Accounts receivable, net	396,097	448,351
Inventory	713,929	698,548
Other current assets	91,249	129,934
Total current assets	2,288,766	2,342,219
Noncurrent assets:
Long-term investments	321,127	285,473
Property, plant and equipment, net	1,022,474	1,032,471
Intangible assets, net	405,903	417,271
Goodwill	196,199	196,199
Deferred tax assets	1,429,386	1,432,150
Other assets	141,198	142,237
Total assets	$5,805,053	$5,848,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$399,225	$492,548
Short-term contingent consideration	30,810	—
Total current liabilities	430,035	492,548

Noncurrent liabilities:
Long-term convertible debt, net	1,076,127	1,075,145
Long-term contingent consideration	29,153	60,130
Other long-term liabilities	107,728	114,195
Total liabilities	1,643,043	1,742,018
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized; 182,670,614 and 181,740,999 shares issued and outstanding, respectively.	183	182
Additional paid-in capital	5,010,619	4,993,407
Company common stock held by Nonqualified Deferred Compensation Plan (the NQDC)	(9,558)	(9,839)
Accumulated other comprehensive income (loss)	5,004	(16,139)
Accumulated deficit	(844,238)	(861,609)
Total stockholders’ equity	4,162,010	4,106,002
Total liabilities and stockholders’ equity	$5,805,053	$5,848,020
(1)December 31, 2020 balances were derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2021 and 2020
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Net product revenues	$467,769	$489,043
Royalty and other revenues	18,261	13,026
Total revenues	486,030	502,069
OPERATING EXPENSES:
Cost of sales	120,166	111,374
Research and development	148,725	142,257
Selling, general and administrative	174,318	187,295
Intangible asset amortization and contingent consideration	17,735	15,677
Gain on sale of nonfinancial assets	—	(59,495)
Total operating expenses	460,944	397,108
INCOME FROM OPERATIONS	25,086	104,961

Equity in the loss of BioMarin/Genzyme LLC	(1,351)	(77)
Interest income	2,439	5,244
Interest expense	(3,804)	(6,915)
Other income, net	858	(1,861)
INCOME BEFORE INCOME TAXES	23,228	101,352
Provision for income taxes	5,857	19,971
NET INCOME	$17,371	$81,381
NET INCOME PER SHARE, BASIC	$0.10	$0.45
NET INCOME PER SHARE, DILUTED	$0.09	$0.44
Weighted average common shares outstanding, basic	181,772	179,898
Weighted average common shares outstanding, diluted	184,365	187,163

COMPREHENSIVE INCOME	$38,514	$95,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021 and 2020
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Shares of common stock, beginning balances (1)	181,741	179,838
Issuances under equity incentive plans	930	924
Shares of common stock, ending balances	182,671	180,762

Total stockholders' equity, beginning balances (1)	$4,106,002	$3,122,381
Common stock:
Beginning balances (1)	182	180
Issuances under equity incentive plans, net of tax	1	1
Ending balance	183	181
Additional paid-in capital:
Beginning balance (1)	4,993,407	4,832,707
Issuances under equity incentive plans, net of tax	(29,916)	(24,227)
Stock-based compensation	47,409	46,463
Common stock held by the NQDC	(281)	(129)
Ending balance	5,010,619	4,854,814
Company common stock held by the NQDC:
Beginning balance (1)	(9,839)	(9,961)
Common stock held by the NQDC	281	129
Ending balance	(9,558)	(9,832)
Accumulated other comprehensive income:
Beginning balance (1)	(16,139)	20,164
Other comprehensive income (loss)	21,143	13,963
Ending balance	5,004	34,127
Accumulated Deficit:
Beginning balance (1)	(861,609)	(1,720,709)
Net income	17,371	81,381
Ending balance	(844,238)	(1,639,328)
Total stockholders' equity, ending balances	$4,162,010	$3,239,962
(1)The beginning balances for the three-month periods were derived from the audited Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the years ended December 31, 2020, filed with the SEC on February 26, 2021.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BIOMARIN PHARMACEUTICAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2021 and 2020
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,371	$81,381
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,983	25,964
Non-cash interest expense	1,043	4,618
Amortization of premium on investments	673	60
Stock-based compensation	49,503	46,994
Gain on sale of nonfinancial assets	—	(59,495)
Deferred income taxes	3,335	10,603
Unrealized foreign exchange loss	3,950	9,400
Non-cash changes in the fair value of contingent consideration	2,255	(4)
Other	(871)	(383)
Changes in operating assets and liabilities:
Accounts receivable, net	40,294	(31,898)
Inventory	(6,425)	(20,706)
Other current assets	42,784	8,302
Other assets	1,617	(441)
Accounts payable and accrued liabilities	(72,304)	(94,733)
Other long-term liabilities	2,304	5,144
Net cash provided by (used in) operating activities	113,512	(15,194)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,507)	(40,554)
Maturities and sales of investments	194,637	94,701
Purchases of available-for-sale securities	(237,171)	(40,104)
Proceeds from sale of nonfinancial assets	—	67,159
Purchase of intangible assets	(2,747)	(3,463)
Other	—	(335)
Net cash provided by (used in) investing activities	(70,788)	77,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of awards under equity incentive plans	5,817	10,116
Taxes paid related to net share settlement of equity awards	(29,097)	(28,844)
Principal repayments of financing leases	(1,084)	(943)
Net cash used in financing activities	(24,364)	(19,671)
Effect of exchange rate changes on cash	(205)	(3,353)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,155	39,186
Cash and cash equivalents:
Beginning of period	$649,158	$437,446
End of period	$667,313	$476,632
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$2,998	$2,267
Cash paid for interest	$1,465	$1,403
SUPPLEMENTAL CASH FLOW DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued liabilities related to fixed assets	$(12,795)	$(19,927)
Increase in accounts payable and accrued liabilities related to intangible assets	$1,298	$2,218

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

(2) BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to United States generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other period.
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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies disclosed in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(4) RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements adopted by the Company or new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that the Company believes are of significance or potential significance to the Company.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(5) FINANCIAL INSTRUMENTS
All marketable securities were classified as available-for-sale at March 31, 2021 and December 31, 2020.
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category for each period presented:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$311,301	$—	$—	$311,301	$311,301	$—	$—

Level 2:
Money market instruments	352,440	—	—	352,440	352,440	—	—
Corporate debt securities	403,903	2,022	(190)	405,735	3,572	176,374	225,789
U.S. government agency securities	269,560	1,081	(7)	270,634		207,737	62,897
Commercial paper	36,067	1	(1)	36,067		36,067
Asset-backed securities	31,683	58	(7)	31,734	—	—	31,734
Foreign and other	550	157	—	707	—	—	707
Subtotal	1,094,203	3,319	(205)	1,097,317	356,012	420,178	321,127
Total	$1,405,504	$3,319	$(205)	$1,408,618	$667,313	$420,178	$321,127

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$370,325	$—	$—	$370,325	$370,325	$—	$—

Level 2:
Money market instruments	264,833	—	—	264,833	264,833	—	—
Corporate debt securities	413,137	3,261	(8)	416,390	—	220,551	195,839
U.S. government agency securities	265,298	1,555	(1)	266,852	14,000	192,488	60,364
Asset-backed securities	31,659	85	(2)	31,742	—	3,189	28,553
Foreign and other	549	168	—	717	—	—	717
Subtotal	975,476	5,069	(11)	980,534	278,833	416,228	285,473
Total	$1,345,801	$5,069	$(11)	$1,350,859	$649,158	$416,228	$285,473
(1)    The Company’s short-term marketable securities mature in one year or less.
(2)    The Company’s long-term marketable securities mature between one and five years.
As of March 31, 2021, the Company had the ability and intent to hold all investments that were in an unrealized loss position until maturity. The Company considered its intent and ability to hold the securities until recovery of amortized cost basis, the extent to which fair value is less than amortized cost basis, conditions specifically related to the security’s industry and geography, payment structure and history and changes to the ratings (if any) in determining that the decline in fair value compared to carrying value is not related to a credit loss.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The Company has certain investments in non-marketable equity securities, measured using unobservable valuation inputs remeasured on a nonrecurring basis, which are collectively considered strategic investments. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s strategic investments was $10.4 million and $10.5 million, respectively. These investments were recorded in Other Assets in the Company’s Condensed Consolidated Balance Sheets.

(6) GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net consisted of the following:

	March 31, 2021	December 31, 2020
Finite-lived intangible assets	$648,228	$644,087
Less: Accumulated amortization	(242,325)	(226,816)
Net carrying value	$405,903	$417,271
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

(7) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, Net consisted of the following:

	March 31, 2021	December 31, 2020
Building and improvements	$764,189	$761,560
Manufacturing and laboratory equipment	428,785	414,439
Computer hardware and software	190,788	189,740
Land	90,418	90,418
Leasehold improvements	55,838	55,134
Furniture and equipment	40,266	40,223
Land improvements	7,412	7,412
Construction-in-progress	102,074	109,140
	1,679,770	1,668,066
Accumulated depreciation	(657,296)	(635,595)
Total property, plant and equipment, net	$1,022,474	$1,032,471
The construction-in-progress balance primarily included costs related to significant in-progress projects at the Company's facilities in the San Francisco Bay Area, California, and Shanbally, Ireland.

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$22,585	$21,520
Depreciation capitalized into inventory	$9,987	$11,236

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(8) SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventory consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$78,572	$76,673
Work-in-process	355,760	308,286
Finished goods	279,597	313,589
Total inventory	$713,929	$698,548
Inventory as of March 31, 2021, included pre-launch inventory manufacturing-related costs for the commercial production of vosoritide inventory totaling $5.9 million. Vosoritide is a product candidate for the treatment of achondroplasia in children, the most common form of disproportionate short stature in humans. The Company must receive marketing approval from the applicable regulators before the vosoritide inventory can be sold commercially. Starting in the first quarter of 2021, the Company believed that material uncertainties related to the ultimate regulatory approval of vosoritide for commercial sale in certain markets had been significantly reduced. A number of factors were taken into consideration, including the current status in the drug development process, pivotal clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities, historical experience, as well as potential impediments to the approval process such as product safety or efficacy, as well as commercialization and marketplace trends.
See Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the Company’s policies on inventory produced prior to regulatory approval.
Accounts Payable and Accrued Liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accounts payable and accrued operating expenses	$165,001	$191,429
Accrued compensation expense	117,934	165,023
Accrued rebates payable	65,782	65,526
Accrued royalties payable	18,275	17,155
Lease liabilities	11,227	11,754
Forward foreign currency exchange contracts	8,642	17,798
Accrued income taxes	7,212	9,661
Value added taxes payable	1,406	9,562
Other	3,746	4,640
Total accounts payable and accrued liabilities	$399,225	$492,548

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
(9) FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value in accordance with the policy described in Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables present the classification within the fair value hierarchy of financial assets and liabilities not disclosed elsewhere in these Condensed Consolidated Financial Statements that are remeasured on a recurring basis as of March 31, 2021 and December 31, 2020. Other than the Company’s fixed-rate convertible debt disclosed in Note 11 – Debt, there were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 1) as of March 31, 2021 or December 31, 2020.

	Fair Value Measurements as of March 31, 2021
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
NQDC Plan assets	$391	$—	$391
Other assets:
NQDC Plan assets	21,925	—	21,925
Restricted investments (1)	3,187	—	3,187
Total other assets	25,112	—	25,112
Total assets	$25,503	$—	$25,503
Liabilities:
Current liabilities:
NQDC Plan liability	$391	$—	$391
Contingent consideration	—	30,810	30,810
Total current liabilities	391	30,810	31,201
Other long-term liabilities:
NQDC Plan liability	21,925	—	21,925
Contingent consideration	—	29,153	29,153
Total other long-term liabilities	21,925	29,153	51,078
Total liabilities	$22,316	$59,963	$82,279

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
(1)    The restricted investments at March 31, 2021 and December 31, 2020 secure the Company's irrevocable standby letters of credit obtained in connection with certain commercial agreements.
There were no transfers between levels during the three months ended March 31, 2021.
Liabilities measured at fair value using Level 3 inputs primarily consisted of contingent consideration. The following tables represent a roll-forward of contingent consideration.

Contingent consideration as of December 31, 2020	$60,130
Changes in the fair value of contingent consideration	2,255
Foreign exchange remeasurement of Euro denominated contingent consideration	(2,422)
Contingent consideration as of March 31, 2021	$59,963
(10) DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company uses forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. Dollar (USD), primarily the Euro. Certain of these forward contracts are designated as hedging instruments and have maturities up to two years. The Company also enters into forward contracts that are considered to be economic hedges that are not designated as hedging instruments and have maturities up to three months. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from product revenues, royalty revenues, operating expenses and asset or liability positions designated in currencies other than the USD. To receive hedge accounting treatment, cash

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company does not hold or issue derivative instruments for trading or speculative purposes.
The Company is exposed to counterparty credit risk on its derivatives. The Company has established and maintains strict counterparty credit guidelines and enters into hedging agreements with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company is not required to pledge collateral under these agreements.
The following table summarizes the aggregate notional amounts for the Company’s derivatives outstanding as of the periods presented.

Foreign Exchange Contracts	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Sell	$695,209	$782,327
Purchase	$183,737	$189,540

Derivatives not designated as hedging instruments:
Sell	$85,622	$98,343
Purchase	$12,272	$12,277
The fair value carrying amounts of the Company’s derivatives, as classified within the fair value hierarchy, were as follows:

Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$11,026	$6,268
Other assets	4,143	3,148
Subtotal	$15,169	$9,416

Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$8,611	$17,551
Other long-term liabilities	3,371	11,020
Subtotal	$11,982	$28,571

Derivatives not designated as hedging instruments:
Asset Derivatives - Level 2 (1)
Other current assets	$101	$84
Liability Derivatives - Level 2 (1)
Accounts payable and accrued liabilities	$31	$247

Total Derivatives Assets	$15,270	$9,500
Total Derivatives Liabilities	$12,013	$28,818
(1)    For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables summarize the impact of gains and losses from the Company's derivatives on its Condensed Consolidated Statements of Comprehensive Income for the periods presented.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended March 31,
	2021		2020
Derivatives Designated as Cash Flow Hedging Instruments		Cash Flow Hedging Gains (Losses) Reclassified into Earnings		Cash Flow Hedging Gains (Losses) Reclassified into Earnings

Net product revenues as reported	$467,769	$(2,757)	$489,043	$6,329
Operating expenses as reported	$460,944	$5	$397,108	$(1,673)

Derivatives Not Designated as Hedging Instruments		Gains (Losses) Recognized in Earnings		Gains (Losses) Recognized in Earnings
Operating expenses		$4,269		$3,809
As of March 31, 2021, the Company expects to reclassify unrealized gains of $1.8 million from Accumulated Other Comprehensive Income (AOCI) to earnings as the forecasted revenue and operating expense transactions occur over the next 12 months. For additional discussion of balances in AOCI see Note 12 – Accumulated Other Comprehensive Income.

(11) DEBT
Convertible Notes
As of March 31, 2021, the Company had outstanding fixed-rate notes with varying maturities for an undiscounted aggregate principal amount of $1.1 billion (collectively the Notes). The Notes are senior subordinated convertible obligations, and interest is payable in arrears, semi-annually. The following table summarizes information regarding the Company’s convertible debt:

	March 31, 2021	December 31, 2020
1.25% senior subordinated convertible notes due in May 2027 (the 2027 Notes)	$600,000	$600,000
Unamortized discount	(11,834)	(12,312)
Unamortized deferred offering costs	(656)	(683)
2027 Notes, net	587,510	587,005

0.599% senior subordinated convertible notes due in August 2024 (the 2024 Notes)	495,000	495,000
Unamortized discount	(4,761)	(5,116)
Unamortized deferred offering costs	(1,622)	(1,744)
2024 Notes, net	488,617	488,140

Total convertible debt, net	$1,076,127	$1,075,145

Fair value of fixed rate convertible debt (1):
2027 Notes	$589,956	$627,090
2024 Notes	508,177	530,714
Total fair value of fixed rate convertible debt	$1,098,133	$1,157,804
(1)    The fair value of the Company’s fixed-rate convertible debt is based on open market trades and is classified as Level 1 in the fair value hierarchy. For additional discussion of fair value measurements, see Note 3 – Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Interest expense on the Company’s convertible debt consisted of the following:

	Three Months Ended March 31,
	2021	2020
Coupon interest expense	$2,616	$2,172
Accretion of discount on convertible notes	834	4,110
Amortization of debt issuance costs	148	508
Total interest expense on convertible debt	$3,598	$6,790

See Note 13 - Debt included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the Company’s convertible debt.
Revolving Credit Facility
In October 2018, the Company entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable. The 2018 Credit Facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of March 31, 2021, there were no outstanding amounts due under the 2018 Credit Facility and the Company and certain of its subsidiaries that serve as guarantors were in compliance with all covenants.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes amounts reclassified out of AOCI and their effect on the Company’s Condensed Consolidated Statements of Comprehensive Income for the periods presented.

	Condensed Consolidated Statement of Comprehensive Income Classification	Three Months Ended March 31,
Details about AOCI Components		2021	2020
Gains (losses) on cash flow hedges:
Forward contracts	Net product revenues	$(2,757)	$6,329
Forward contracts	Operating expenses	5	(1,673)
Total gain (loss) on cash flow hedges		$(2,752)	$4,656
The following tables summarize changes in the accumulated balances for each component of AOCI, including current-period other comprehensive income (loss) and reclassifications out of AOCI, for the periods presented.

	Three Months Ended March 31, 2021
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2020	$(20,028)	$3,889	$—	$(16,139)
Other comprehensive income (loss) before reclassifications	19,893	(1,945)	—	17,948
Less: gain (loss) reclassified from AOCI	(2,752)	—	—	(2,752)
Tax effect	—	443	—	443
Net current-period other comprehensive income (loss)	22,645	(1,502)	—	21,143
AOCI balance at March 31, 2021	$2,617	$2,387	$—	$5,004

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)

	Three Months Ended March 31, 2020
	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available for-Sale Debt Securities	Other	Total
AOCI balance at December 31, 2019	$16,614	$3,565	$(15)	$20,164
Other comprehensive income (loss) before reclassifications	19,630	(1,334)	15	18,311
Less: gain (loss) reclassified from AOCI	4,656	—	—	4,656
Tax effect	—	308	—	308
Net current-period other comprehensive income (loss)	14,974	(1,026)	15	13,963
AOCI balance at March 31, 2020	$31,588	$2,539	$—	$34,127

(13) REVENUE, CREDIT CONCENTRATIONS AND GEOGRAPHIC INFORMATION
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
The following table disaggregates Total Revenues from external customers and collaborative partners by geographic region. Net product revenues by geographic region are based on patient location for the Company’s commercial products, except for Aldurazyme, which is sold exclusively to Sanofi Genzyme (Genzyme) who markets and sells Aldurazyme worldwide. Aldurazyme revenues earned by the Company are included in the U.S. region as the transactions are with Genzyme, whose headquarters is located in the U.S.

	Three Months Ended March 31,
	2021	2020
Total revenues by geographic region:
United States	$208,186	$244,172
Europe	161,841	145,036
Latin America	59,705	59,924
Rest of world	56,298	52,937
Total revenues	$486,030	$502,069

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table disaggregates total Net Product Revenues by product.

	Three Months Ended March 31,
	2021	2020
Net product revenues by product:
Vimizim	$158,298	$137,203
Naglazyme	107,336	114,256
Kuvan	70,763	122,028
Palynziq	54,038	34,632
Brineura	27,325	23,970
Firdapse	—	1,288
Total net product revenues marketed by the Company	$417,760	$433,377
Aldurazyme net product revenues marketed by Genzyme	$50,009	$55,666
Total net product revenues	$467,769	$489,043
The table below disaggregates total Net Product Revenues based on patient location for products sold directly by the Company, and global sales of Aldurazyme, which is marketed by Genzyme.

	Three Months Ended March 31,
	2021	2020
United States	$155,064	$181,671
Europe	148,872	140,851
Latin America	59,705	59,924
Rest of world	54,119	50,931
Total net product revenues marketed by the Company	417,760	433,377
Aldurazyme net product revenues marketed by Genzyme	50,009	55,666
Total net product revenues	$467,769	$489,043
The following table illustrates the percentage of the Company’s total Net Product Revenues attributed to the Company’s largest customers for the periods presented.

	Three Months Ended March 31,
	2021	2020
Customer A	16%	13%
Customer B	12%	12%
Customer C	11%	11%
Customer D	9%	11%
Total	48%	47%

On a consolidated basis, two customers accounted for 31% and 15% of the Company’s March 31, 2021 accounts receivable balance, respectively, compared to December 31, 2020, when two customers accounted for 24% and 22% of the accounts receivable balance, respectively. As of March 31, 2021, and December 31, 2020, the accounts receivable balance for Genzyme included $90.7 million and $72.1 million, respectively, of unbilled accounts receivable, which becomes payable to the Company when the product is sold through by Genzyme. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires prepayments in certain circumstances.
The COVID-19 pandemic continues to affect economies and business around the world. The Company’s global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and its business operations were impacted by the COVID-19 pandemic during the three months ended March 31, 2021 and the Company anticipates a continued impact due to COVID-19 on its financial results in fiscal year 2021. The extent and duration of

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
such effects remain highly uncertain and difficult to predict. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact developments, trends and expectations. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
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

(14) STOCK-BASED COMPENSATION
The Company has stockholder-approved equity incentive plans that provide for the granting of service-based restricted stock units (RSUs), market-based RSUs, performance-based RSUs, stock options and other types of awards to its employees, officers and non-employee directors. Compensation expense included in the Company’s Condensed Consolidated Statements of Comprehensive Income for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
	2021	2020
Cost of sales	$6,481	$5,084
Research and development	17,517	13,711
Selling, general and administrative	25,505	28,199
Total stock-based compensation expense	$49,503	$46,994
Stock-based compensation of $4.4 million and $4.6 million was capitalized into inventory for the three months ended March 31, 2021 and 2020, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
Restricted Stock Unit Awards with Market-based Vesting Conditions
In March 2021, the Compensation Committee and Board approved the grant of 141,610 RSUs with market-based vesting conditions (base TSR-RSUs) to certain executives. These base TSR-RSUs vest, if at all, in full following a three-year service period only if certain total shareholder return (TSR) results relative to the Nasdaq Biotechnology Index comparative companies are achieved. The number of shares that may be earned range between 0% and 200% of the base TSR-RSUs, with a ceiling achievement level of 100% of the base TSR-RSUs in the event the Company’s absolute TSR multiplier is above the 50th percentile but the Company’s TSR multiplier is negative on an absolute basis. The Company utilized a Monte Carlo simulation model to determine the grant date fair value of $117.52 per base TSR-RSU. Compensation expense for awards with market conditions is recognized over the service period using the straight-line method and is not reversed if the market condition is not met.
Restricted Stock Unit Awards with Performance Conditions
In March 2021, the Compensation Committee and Board approved the grant of 56,700 RSUs with performance-based vesting conditions (base RSUs) and a grant date fair value of $78.39 per RSU. This award is contingent upon the achievement of a three-year Non-GAAP income target and the awarded RSUs, if any, vest on a straight-line basis over a three-year service period. The Company evaluated the target in the context of its current long-range financial plan and determined that attainment of the target was probable for accounting purposes commencing in the first quarter of 2021. The number of shares that may be earned range between 50% and 200% of the base RSUs.
In March 2021, the Compensation Committee and Board approved the grant of 85,010 RSUs with performance-based vesting conditions (base RSUs) and a grant date fair value of $78.39 per RSU. This award is contingent upon the achievement of a three-year strategic goal target and the awarded RSUs, if any, vest on a straight-line basis over a three-year service period. The Company evaluated the target in the context of its product candidate development pipeline and planned regulatory activity and

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
determined that attainment of the target was probable for accounting purposes commencing in the first quarter of 2021. The number of shares that may be earned range between 50% and 200% of the base RSUs.
In March 2021, the Compensation Committee of the Board approved the grant of 92,410 RSUs with performance-based vesting conditions and a grant date fair value of $78.39 per RSU. This award is contingent upon obtaining regulatory approval for valoctocogene roxaparvovec by March 2024 and the awarded RSUs, if any, vest on a straight-line basis from the time regulatory approval is obtained through March 2024. The Company evaluated the current status of its regulatory applications and determined that for accounting purposes attainment of the performance measure is not probable as of March 31, 2021 as the regulatory approval is outside of the Company's control. Therefore, the Company did not record any expense associated with these awards.

(15) NET INCOME PER COMMON SHARE
Potentially issuable shares of common stock include shares issuable upon the exercise of outstanding employee stock option awards, common stock issuable under the Company’s Employee Share Purchase Plan (ESPP), unvested RSUs, the Company’s common stock held by the NQDC and contingent issuances of common stock related to the Company’s convertible debt.

BIOMARIN PHARMACEUTICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
The following table sets forth the computation of basic and diluted earnings per common share (common shares in thousands):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income, basic	$17,371	$81,381
Add: Interest on convertible notes	—	936
Net Income, diluted	$17,371	$82,317
Denominator:
Weighted-average common shares outstanding, basic	181,772	179,898
Effect of dilutive securities:
Options to purchase common stock	1,010	1,708
Common stock issuable under the 2024 notes	—	3,970
Unvested RSUs	1,031	1,037
Common stock potentially issuable for ESPP purchases	359	346
The Company’s common stock held by the NQDC	193	204
Weighted-average common shares outstanding, diluted	184,365	187,163
Net income per common share, basic	0.10	0.45
Net income per common share, diluted	0.09	0.44
In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation of basic and diluted income per common share as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	6,217	6,063
Common stock issuable under the 2020 Notes	—	3,983
Common stock issuable under the 2024 Notes	3,970	—
Common stock issuable under the 2027 Notes	4,365	—
Unvested RSUs	3,920	3,811
Common stock potentially issuable for ESPP purchases	301	232
Total number of potentially issuable shares	18,773	14,089
The Company’s 2020 Notes matured on October 15, 2020 and were settled in cash. The potential effect of the capped call transactions and potential shares issuable under the 2020 Notes were excluded from the calculation of diluted net income (loss) per share in the three months ended March 31, 2020, as the Company’s closing price on March 31, 2020 did not exceed the conversion price of $94.15 per share. There is no similar capped call transaction associated with the 2024 Notes or the 2027 Notes.

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

BIOMARIN PHARMACEUTICAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except per share amounts or as otherwise disclosed)
Contingent Payments
As of March 31, 2021, the Company was subject to contingent payments totaling approximately $654.5 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $70.4 million were considered probable and comprised of commercial milestones related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party, $235.0 million were considered reasonably possible and related to milestones for early stage development programs licensed from a third party in the second quarter of 2020 and $234.7 million were considered remote as the Company is no longer developing the related programs.
As of March 31, 2021, $60.0 million of contingent liabilities were recorded on the Company’s Condensed Consolidated Balances Sheet, $30.8 million of which were short term. See Note 9 – Fair Value Measurements to these Condensed Consolidated Financial Statements for further information regarding the fair value of the Company’s contingent consideration.
Other Commitments
The Company uses experts and laboratories at universities and other institutions to perform certain research and development (R&D) activities. These amounts are included as R&D expense as services are provided. In the normal course of business, the Company enters into various firm purchase commitments primarily related to active pharmaceutical ingredients, certain inventory-related items and certain third-party R&D services. As of March 31, 2021, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $122.9 million. The Company has also licensed technology, for which it is required to pay royalties upon future sales, subject to certain annual minimums.

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
Our portfolio consists of several commercial therapies and multiple clinical and preclinical product candidates. A summary of our major commercial products, as of March 31, 2021, is provided below:

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

(1)See “Government Regulation—Orphan Drug Designation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (Annual Report) for further discussion
(2)See “Government Regulation— Healthcare Reform” in Part I, Item 1 of our Annual Report for further discussion
(3)For the treatment of Mucopolysaccharidosis I (MPS I)
(4)For the treatment of late infantile neuronal ceroid lipofuscinosis type 2 (CLN2)
(5)For the treatment of phenylketonuria (PKU)
(6)For the treatment of Mucopolysaccharidosis VI (MPS VI)
(7)For adult patients with PKU
(8)For the treatment of Mucopolysaccharidosis IV Type A (MPS IVA)
A summary of our on-going major development programs, as of March 31, 2021, is provided below:

Major Product Candidates in Development	Target Indication	U.S. Orphan Designation	EU Orphan Designation	Stage
Valoctocogene roxaparvovec	Severe Hemophilia A	Yes	Yes	Clinical Phase 3
Vosoritide	Achondroplasia	Yes	Yes	Clinical Phase 3
BMN 307	PKU	Yes	Yes	Clinical Phase 1/2

Uncertainty Relating to the COVID-19 Pandemic
The coronavirus disease (COVID-19) pandemic continues to affect economies and business around the world. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by the COVID-19 pandemic during the three months ended March 31, 2021 and we anticipate a continued impact due to the COVID-19 pandemic on our financial results for the remainder of 2021. The extent and duration of such effects remain highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the coronavirus pandemic, “The COVID-19 pandemic could materially adversely affect our business, results of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
operations and financial condition.” described in “Risk Factors” in Part II, Item 1A of this Quarterly Report, for additional details on the impact of the COVID-19 pandemic.
Business Developments
We continued to advance our product candidate pipeline during the first quarter of 2021. We believe that the combination of our internal research programs, acquisitions and partnerships will allow us to continue to develop and commercialize innovative therapies for people with serious and life-threatening rare diseases and medical conditions. Below is a summary of key business developments:
Continued Emphasis on Research and Development
•Vosoritide - In March, 2021, we announced that we have completed enrollment in our Phase 2 randomized, placebo-controlled study of vosoritide for treatment of infants and young children with achondroplasia, aged zero to less than five years (60 months) old. Vosoritide is an investigational, once daily injection analog of C-type Natriuretic Peptide (CNP) for children with achondroplasia, the most common form of disproportionate short stature in humans. The objectives of the study are to evaluate safety, tolerability, and the effect of vosoritide on growth. The company also plans to augment the height data with assessments including proportionality, functionality, quality of life, sleep apnea, and foramen magnum dimension, as well as the advent of major illnesses and surgeries.
In the first quarter of 2021, we provided the U.S. Food and Drug Administration (FDA) with the two-year results from our pivotal global Phase 3 randomized, double-blind, placebo-controlled extension study of vosoritide in approximately 121 children with achondroplasia ages 5-14 for two years to supplement the New Drug Application (NDA) already under review. The data demonstrated that children in the open-label long-term extension of the Phase 3 study maintained an increase in Annual Growth Velocity through the second year of continuous treatment. An analysis comparing 52 children who were randomized and treated with vosoritide for two years to 38 children from the run-in study who were randomized to receive placebo with an untreated observation period of two years showed improvement in one-year height change in the treated group relative to the untreated group. The one-year height change improvement in the second year of treatment, 1.79 cm, was similar to the one-year height change improvement in the first year of treatment, 1.73 cm. The cumulative height gain over the 2-year period for treated children was 3.52 cm more than untreated children.
As anticipated, the FDA designated this submission as a major amendment to our NDA, thus extending the Prescription Drug User Fee Act (PDUFA) target action date by three months to November 20, 2021 to provide time for a full review of the submission. Also in the first quarter of 2021, the FDA pre-approval inspection of BioMarin’s Novato facility for the manufacture of vosoritide drug substance was completed.
In February 2021, we announced that the FDA granted priority review designation for our New Drug Application (NDA) for vosoritide. Under this designation, the vosoritide NDA, if approved, may qualify for a Priority Review Voucher (PRV).
In Europe, we are in the final stages of the review procedure ahead of the anticipated June 2021 Committee for Medicinal Products for Human Use (CHMP) opinion on vosoritide. Assuming a positive CHMP opinion, the European Commission could potentially grant marketing authorization for vosoritide in the third quarter of 2021.
•Valoctocogene roxaparvovec – In January 2021, we announced positive topline, one-year data results from our ongoing global Phase 3 GENEr8-1 study of valoctocogene roxaparvovec, an investigational gene therapy for the treatment of adults with severe hemophilia A. Data from the study in the pre-specified primary analysis for Annualized Bleeding Rate (ABR) showed that a single dose of valoctocogene roxaparvovec significantly reduced ABR by 84% compared with prior treatment with prophylactic Factor VIII infusions. These results were from a pre-specified group of participants in a non-interventional prospective baseline observational study (rollover population; N=112) with a median follow-up of 60.1 weeks after dosing with valoctocogene roxaparvovec. 80% of the rollover participants were bleed-free starting at week five after treatment.
In Europe, based on positive pre-submission feedback from the EMA in the first quarter of 2021, we reaffirmed our plan to submit the Marketing Authorization Application (MAA) with one-year results from the Phase 3 GENEr8-1 study to the EMA in June 2021.
During the first quarter of 2021, the FDA reiterated their recommendation that we submit two-year follow-up safety and efficacy data on all study participants from the GENEr8-1 study to support their benefit/risk assessment and assuming favorable results, we are targeting submitting a Biologics License Application (BLA) with these results in the second quarter of 2022, followed by an expected six-month review procedures by the FDA.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
Additionally, in March 2021, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to valoctocogene roxaparvovec. RMAT is an expedited program intended to facilitate development and review of regenerative medicine therapies, such as valoctocogene roxaparvovec, that are intended to address an unmet medical need in patients with serious conditions. The RMAT designation is complementary to Breakthrough Therapy Designation, which we received in 2017, allowing early, close, and frequent interactions with the FDA.
•BMN 307 - In February 2021, we announced that we had begun to dose escalate participants in PHEarless, the Phase 1/2 study of BMN 307 our gene therapy candidate for PKU based on encouraging Phe lowering and safety signals observed in study participants who were treated with the lowest dose. Both the FDA and EMA have granted BMN 307 Orphan Drug Status. Additionally, the FDA has granted fast track designation to BMN 307. All subjects participating in the PHEarless study are receiving product made at commercial scale from our gene therapy manufacturing facility.
•BMN 255 - In January 2021, we announced that we filed an Investigational New Drug application (IND) for BMN 255, a small molecule for the treatment of a subset of chronic renal disease. BMN 255 was driven by genetic discoveries for both mechanism and for identifying individuals for treatment.
•BMN 331 - IND-enabling studies are underway for BMN 331 for the treatment of hereditary angioedema, our third gene therapy product candidate. We are on track to file an IND for BMN 331 in the middle of 2021.
•BMN 351 - IND-enabling studies are underway for BMN 351 for the treatment of Duchenne Muscular Dystrophy (DMD). BMN 351 is an antisense oligonucleotide therapy that has demonstrated dystrophin expression levels of 30-50% of wild-type levels in the quadriceps in a DMD mouse model treated at 18.7mg/kg/week for 13 weeks (measured 2 weeks following latest administration). If results from the ongoing pre-clinical studies are supportive, we anticipate filing an IND in the first half of 2022.
Financial Highlights
Key components of our results of operations include the following:

	Three Months Ended March 31,
	2021	2020
Total revenues	$486.0	$502.1
Cost of sales	$120.2	$111.4
Research and development (R&D) expense	$148.7	$142.3
Selling, general and administrative (SG&A) expense	$174.3	$187.3
Intangible asset amortization and contingent consideration	$17.7	$15.7
Gain on sale of nonfinancial assets	$—	$(59.5)
Other income (expense), net	$(1.8)	$(3.5)
Provision for income taxes	$5.9	$20.0
Net Income	$17.4	$81.4
The decrease in Net Income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributed to:
•the absence of a gain on sale of nonfinancial assets due to the divestiture and sale of Firdapse in the first quarter of 2020;
•a decrease in gross profits primarily due to lower product sales for Kuvan due to generic competition driven by the loss of U.S. market exclusivity; and
•increased R&D expense primarily driven by spend on our pre-clinical programs and manufacturing-related costs for vosoritide; partially offset by
•decreased SG&A expense primarily due a decrease in foreign currency exchange losses.
See “Results of Operations” below for additional information related to the Net Income fluctuations presented above.
Our cash, cash equivalents and investments totaled $1.41 billion as of March 31, 2021 compared to $1.35 billion as of December 31, 2020. We have historically financed our operations primarily through our cash flows from operating activities and the issuance of common stock and convertible debt. We will be highly dependent on our net product revenues to supplement our

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions, except as otherwise disclosed)
current liquidity and fund our operations for the foreseeable future. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing. Further, depending on market conditions, our financial position and performance and other factors, we may in the future choose to use a portion of our cash, cash equivalents or investments to repurchase our convertible debt or other securities. See “Financial Position, Liquidity and Capital Resources” below for a further discussion of our liquidity and capital resources.

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
There have been no significant changes to our critical accounting policies, estimates and judgments during the three months ended March 31, 2021, compared to the critical accounting policies, estimates and judgments disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Results of Operations
Net Product Revenues
Net Product Revenues consisted of the following:

	Three Months Ended March 31,
	2021	2020	Change
Net product revenues by product:
Vimizim	$158.4	$137.2	$21.2
Naglazyme	107.3	114.3	(7.0)
Kuvan	70.8	122.0	(51.2)
Palynziq	54.0	34.6	19.4
Brineura	27.3	24.0	3.3
Firdapse	—	1.2	(1.2)
Total net product revenues marketed by the Company	$417.8	$433.3	$(15.5)
Aldurazyme net product revenues marketed by Sanofi Genzyme	50.0	55.7	(5.7)
Total net product revenues	$467.8	$489.0	$(21.2)
Net Product Revenues include revenues generated from our approved products. In the U.S., our commercial products, except for Palynziq and Aldurazyme, are generally sold to specialty pharmacies or end-users, such as hospitals, which act as retailers. Palynziq is distributed in the U.S. through certain certified specialty pharmacies under the Palynziq Risk Evaluation and Mitigation Strategy (REMS) program, and Aldurazyme is marketed worldwide by Sanofi Genzyme (Genzyme). Outside the U.S., our commercial products are sold to authorized distributors or directly to government purchasers or hospitals, which act as the end-users. In certain countries, such as in Latin America, governments place large periodic orders for Naglazyme and Vimizim. The timing of these large government orders can be inconsistent and can create significant quarter to quarter variation in our revenues.
The decrease in Net Product Revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributed to the following:
•Kuvan: the lower revenues were driven by generic competition as a result of the loss of U.S market exclusivity in October 2020;
•Naglazyme: the decrease was primarily attributed to the timing of sales in Europe and Latin America; and
•Aldurazyme: the lower revenues were attributed to timing of product fulfillment to Genzyme; partially offset by
•Vimizim: the higher product revenues were primarily due to timing of orders from Europe, Middle East and North Africa; and
•Palynziq: the increase was primarily attributed to a combination of revenue from more U.S. patients achieving maintenance dosing and new patients initiating therapy.
We anticipate the COVID-19 pandemic will have a continued impact on future Net Product Revenues during the remainder of 2021 as many of our products are administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Although we are working with our patient community and health care providers to find alternative arrangements where necessary, such as providing infusions at home, the revenue from the doses of our products that are missed by patients and the lost revenue from delayed treatment starts for new patients will never be recouped. See the risk factor “The COVID-19 pandemic could materially adversely affect our business, results of operations and financial condition” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information.
In October 2020, we lost U.S market exclusivity for Kuvan. We have been preparing for this loss of exclusivity which will result in a reduction in market share and adversely affect our revenue and results of operations in the future. See the risk factor “The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenues and results of operations” in “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information. Additionally, the responses received from the FDA and EMA requesting additional safety and efficacy data from our valoctocogene roxaparvovec Phase 3 studies and our submission of the two-year results from the Phase 3 extension study of vosoritide have extended our anticipated FDA regulatory approval decision timelines which will have a negative impact on net product revenue growth for remainder of 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
We face exposure to movements in foreign currency exchange rates, primarily the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. The following table shows our Net Product Revenues denominated in USD and foreign currencies:

	Three Months Ended March 31,
	2021	2020	Change
Sales denominated in USD	$255.4	$274.5	$(19.1)
Sales denominated in foreign currencies	212.4	214.5	(2.1)
Total net product revenues	$467.8	$489.0	$(21.2)
The net impact of foreign currency exchange rates on product sales denominated in currencies other than USD during the three months ending March 31, 2021 was unfavorable by $3.4 million primarily driven by weakening of the Brazilian Real and Russian Ruble, partially offset by favorable rate movements in the Euro relative to the USD. This compares to an unfavorable impact of $4.6 million for the three months ending March 31, 2020 primarily driven by weakening of currencies in emerging markets relative to the USD, such as the Brazilian Real, Colombian Peso and Argentinian Peso, partially offset by the Euro.
Royalty and Other Revenues
Royalty revenues include royalties earned on net sales of products sold and milestones achieved by licensees or sublicensees. Other revenues include revenues earned from the sale of licenses of our intellectual property and rental income associated with the tenants in our facilities.

	Three Months Ended March 31,
	2021	2020	Change
Royalty revenues	$17.8	$8.7	$9.1
Other revenues	0.5	4.3	(3.8)
Total Royalty and Other revenues	$18.3	$13.0	$5.3
The increase in royalty revenues for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a license payment received from a third party due to their achievement of a regulatory milestone.
The decrease in other revenues is due primarily to license revenues earned, in the first quarter of 2020, from the third-party that licensed tralesinidase alfa from us.
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
The following table summarizes our Cost of Sales and product gross margin:

	Three Months Ended March 31,
	2021	2020	Change
Total net product revenues	$467.8	$489.0	$(21.2)
Cost of sales	$120.2	$111.4	$8.8
Product gross margin	74.3%	77.2%	(2.9)%
Cost of Sales increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increased sales volumes of Vimizim and Palynziq. Product gross margin for the three months ended March 31, 2021 compared to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
the same period in 2020 decreased primarily due to the higher per-unit manufacturing costs for Palynziq and Naglazyme, and product mix as there were higher sales of lower margin products.
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
We continuously evaluate the recoverability of costs associated with pre-launch or pre-qualification manufacturing activities, and capitalize the costs incurred related to those activities if it is determined that recoverability is highly likely and therefore future revenues are expected. When regulatory approval and the likelihood of future revenues for a product candidate are less certain, the related manufacturing costs are expensed as R&D expenses. We have $5.9 million of manufacturing-related costs for vosoritide capitalized as pre-launch inventory as of March 31, 2021. See Note 8 to our accompanying Consolidated Financial Statements for additional information regarding our inventory.
R&D expense consisted of the following:

	Three Months Ended March 31,
	2021	2020	Change
Research and early development	$41.2	$28.5	$12.7
Vosoritide	36.3	31.1	5.2
Approved products	26.0	33.3	(7.3)
Valoctocogene roxaparvovec	25.8	30.8	(5.0)
BMN 307	15.4	17.5	(2.1)
Other	4.0	1.1	2.9
Total R&D expense	$148.7	$142.3	$6.4
The increase in R&D expense for the three months ended March 31, 2021 as compared to the same period in 2020 primarily comprised the following:
•an increase in research and early development program costs related primarily to our pre-clinical programs, primarily BMN 331 for the treatment of hereditary angioedema;
•an increase in manufacturing activities related to our vosoritide program for certain markets; partially offset by
•a decrease in spending related to approved products as the long-term post marketing studies are completed;
•a decrease in clinical trial spend related to valoctocogene roxaparvovec as patients transition to the monitoring phase of the study.
We expect R&D expense to increase in future periods, primarily due to increased spending on preclinical activities for our research and early development programs while we continue to develop our later stage programs.
Selling, General and Administrative
Sales and marketing (S&M) expense primarily consisted of employee-related expenses for our sales group, brand marketing, patient support groups and pre-commercialization expenses related to our product candidates. General and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
administrative (G&A) expense primarily consisted of corporate support and other administrative expenses, including administrative employee-related expenses.
SG&A expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020	Change
S&M expense	$94.2	$94.9	$(0.7)
G&A expense	80.1	92.4	(12.3)
Total SG&A expense	$174.3	$187.3	$(13.0)

S&M expenses by product were as follows:

	Three Months Ended March 31,
	2021	2020	Change
PKU Products (Kuvan and Palynziq)	$30.8	$30.8	$—
MPS Products (Aldurazyme, Naglazyme and Vimizim)	24.4	28.5	(4.1)
Vosoritide	16.5	5.6	10.9
Valoctocogene roxaparvovec	12.2	18.1	(5.9)
Brineura	8.1	10.2	(2.1)
Other	2.2	1.7	0.5
Total S&M expense	$94.2	$94.9	$(0.7)
S&M expense for the three months ended March 31, 2021 as compared to the same periods in 2020 was largely flat as resources were redirected from other programs to support pre-commercialization activities related to vosoritide based on anticipated approval timelines.
The decrease in G&A expense for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to a decrease in foreign currency exchange losses.
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

	Three Months Ended March 31,
	2021	2020	Change
Changes in the fair value of contingent consideration (gain) / loss	$2.3	$—	$2.3
Amortization of intangible assets	15.4	15.7	(0.3)
Total intangible asset amortization and contingent consideration	$17.7	$15.7	$2.0

Gain on sale of nonfinancial assets	$—	$59.5	$(59.5)
Fair value of contingent consideration – the increase in the fair value of contingent consideration for the three months ended March 31, 2021 as compared to the same period in 2020 was attributable to changes in the estimated probability of achieving sales milestones related to our PKU products.
Amortization of intangible assets – the expense for the three months ended March 31, 2021 as compared to the same periods in 2020 was largely flat.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
Gain on Sale of Nonfinancial Assets – the decrease is due to the recognition of a gain of $59.5 million in the three months ended March 31, 2020 due to the divestiture and sale of Firdapse. See Note 6 to our accompanying Condensed Consolidated Financial Statements for additional discussion on this transaction.
Interest Income
We invest our cash equivalents and investments in U.S. government securities and other high credit quality debt securities in order to limit default and market risk. Interest Income comprised the following:

	Three Months Ended March 31,
	2021	2020	Change
Interest income	$2.4	$5.2	$(2.8)
The decrease in Interest Income for the three months ended March 31, 2021 compared to 2020 was primarily due to lower interest rates.
We expect Interest Income to be lower over the next 12 months due to lower interest rates and yields on our cash equivalents and investments.
Interest Expense
We incur interest expense primarily on our convertible debt. Interest expense for the periods presented consisted of the following:

	Three Months Ended March 31,
	2021	2020	Change
Interest expense	$3.8	$6.9	$(3.1)
The interest expense on convertible debt for the three months ended March 31, 2021 compared to 2020 was lower due primarily to the settlement of the 2020 Notes in the fourth quarter of 2020.
We expect interest expense to be lower over the next 12 months due to the settlement of the 2020 Notes, partially offset by increased interest expense for the 2027 Notes.
Provision for Income Taxes
The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2021	2020	Change
Provision for income taxes	$5.9	$20.0	$(14.1)
Tax expense was computed using a forecasted annual effective tax rate for the three months ended March 31, 2021 and 2020. The provision for income taxes for the three months ended March 31, 2021 and 2020 consisted of state, federal and foreign current tax expense which was offset by deferred tax benefits from federal orphan drug credits and R&D credits.

Financial Position, Liquidity and Capital Resources
As of March 31, 2021, we had $1.4 billion in cash, cash equivalents and investments. We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and investments, supplemented as may become necessary by proceeds from equity or debt financings and loans, or collaborative agreements with corporate partners. We believe that our existing cash, cash equivalents and investments and cash we expect to generate from operations will be sufficient to satisfy our liquidity requirements for the next 12 months. We may require additional financing to fund the repayment of our convertible debt, future milestone payments and our future operations, including the commercialization of our products and product candidates currently under development, preclinical studies and clinical trials, and potential licenses and acquisitions. We will need to raise additional funds from equity or debt securities, loans or collaborative agreements if we are unable to satisfy our liquidity requirements. The timing and mix of our funding options could change depending on many factors, including how much we elect to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
spend on our development programs, potential licenses and acquisitions of complementary technologies, products and companies or if we elect to settle all or a portion of our convertible debt in cash. Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.
In managing our liquidity needs in the U.S., we do not rely on unrepatriated earnings as a source of funds. As of March 31, 2021, $189.3 million of our $1.4 billion balance of cash, cash equivalents, and investments was held in non-U.S. subsidiaries, a significant portion of which is required to fund the liquidity needs of these non-U.S. subsidiaries. For additional discussion regarding income taxes, see Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our liquidity and capital resources as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$667.3	$649.2	$18.1
Short-term investments	420.2	416.2	4.0
Long-term investments	321.1	285.5	35.6
Cash, cash equivalents and investments	$1,408.6	$1,350.9	$57.7

Total convertible debt, net	$1,076.1	$1,075.1	$1.0
Our cash flows for the three months ended March 31, 2021 and 2020 are summarized as follows:

	March 31, 2021	March 31, 2020	Change
Cash and cash equivalents at the beginning of the period	$649.2	$437.4	$211.8
Net cash provided by (used in) operating activities	113.5	(15.2)	128.7
Net cash provided by (used in) investing activities	(70.8)	77.4	(148.2)
Net cash used in financing activities	(24.4)	(19.7)	(4.7)
Foreign exchange impact	(0.2)	(3.4)	3.2
Cash and cash equivalents at the end of the period	$667.3	$476.6	$190.7
Short-term and long-term investments	741.3	672.6	68.7
Cash, cash equivalents and investments	$1,408.6	$1,149.2	$259.4
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased by $128.7 million to $113.5 million in the three months ended March 31, 2021, compared to cash used in operating activities of $15.2 million in the three months ended March 31, 2020. The increase is primarily attributed to the timing of cash receipts from our customers, tax authorities and lower bonus compensation payments made to our employees partially offset by payments to vendors.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased by $148.2 million to $70.8 million in the three months ended March 31, 2021, compared to cash provided by investing activities of $77.4 million in the three months ended March 31, 2020. The increase in cash used is primarily attributable to higher net purchases of available-for-sale debt securities and a $67.2 million decrease in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(In millions of U.S. dollars, except as otherwise disclosed)
proceeds received from the sale of nonfinancial assets resulting from divestiture and sale of Firdapse to a third party in the first quarter of 2020.
Cash Used in Financing Activities
Net cash used in financing activities increased by $4.7 million to $24.4 million in the three months ended March 31, 2021, compared to cash used in financing activities of $19.7 million in the three months ended March 31, 2020 due primarily to the lower proceeds from the exercise of awards under our equity incentive plans.
Other Information
Our $1.1 billion (undiscounted) of total convertible debt as of March 31, 2021 will impact our liquidity due to the semi-annual cash interest payments. As of March 31, 2021, our indebtedness consisted of our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes) and our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes and together with the 2027 Notes, the Notes), which, if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principle amount of the Notes if not converted.
In October 2018, we entered into an unsecured revolving credit facility of up to $200.0 million (the 2018 Credit Facility). The 2018 Credit Facility includes a letter of credit subfacility and a swingline loan subfacility and is intended to finance ongoing working capital needs and for other general corporate purposes. The 2018 Credit Facility matures on October 19, 2021 at which time all outstanding amounts become due and payable. The 2018 Credit Facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum liquidity requirement. As of March 31, 2021, there were no outstanding amounts due on nor any usage of the 2018 Credit Facility.
For additional information related to our convertible debt see Note 11 to our accompanying Condensed Consolidated Financial Statements and Note 13 - Debt included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Funding Commitments
We cannot estimate with certainty the cost to complete any of our product development programs. Additionally, we cannot precisely estimate the time to complete any of our product development programs or when we expect to receive net cash inflows from any of our product development programs. Please see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of the reasons we are unable to estimate such information.
Our investment in our product development programs and continued development of our existing commercial products has a major impact on our operating performance. Our R&D expenses for the period since inception as of March 31, 2021 were as follows:

Since Program Inception

Palynziq	$750.3
Valoctocogene roxaparvovec	$735.8
Vosoritide	$607.0
BMN 307	$195.3
Other approved products	$1,540.4
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

Contractual and Commercial Obligations
We have contractual and commercial obligations under our convertible debt, leases and other obligations related to R&D activities, purchase commitments, licenses and sales royalties with annual minimums. As of March 31, 2021, such commitments and other minimum contractual obligations for clinical and post-marketing services were estimated at approximately $122.9 million.
As of March 31, 2021, we were also subject to contingent payments totaling approximately $654.5 million upon achievement of certain development and regulatory activities and commercial sales milestones if they occur before certain dates in the future. Of this amount, $70.4 million were considered probable and comprised of commercial milestones related to the acquisition of certain rights and other assets with respect to Kuvan and Palynziq from a third party, $235.0 million were considered reasonably possible and related to milestones for early stage development programs licensed from a third party in the second quarter of 2020 and $234.7 million were considered remote as we are no longer developing the related programs.
As of March 31, 2021, $60.0 million of contingent liabilities were recorded on our Condensed Consolidated Balance Sheets, $30.8 million of which were short term.
Other than as set forth above, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2021, as compared to the obligations disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our market risks during the three months ended March 31, 2021 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2021.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On September 25, 2020, a purported shareholder class action lawsuit was filed against us, our Chief Executive Officer, our President of Worldwide Research and Development and our Executive Vice President and Chief Financial Officer in the United States District Court in the Northern District of California, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made materially false or misleading statements regarding the clinical trials and Biologics License Application (BLA) for valoctocogene roxaparvovec by purportedly failing to disclose that differences between the Company’s Phase 1/2 and Phase 3 clinical studies limited the ability of the Phase 1/2 study to support valoctocogene roxaparvovec’s durability of effect and, as a result, that it was foreseeable that the FDA would not approve the BLA without additional data. The complaint seeks an unspecified amount of damages, pre-judgment and post-judgment interest, attorneys’ fees, expert fees, and other costs. In December 2020, the court hearing the case appointed Arbejdsmarkedets Tillægspension as lead plaintiff. The lead plaintiff filed an amended complaint in February 2021, dropping our Chief Financial Officer as a defendant, and asserting that the Company misled investors about the progress of the FDA's review of our BLA for valoctocogene roxaparvovec. Our motion to dismiss the complaint was filed on April 22, 2021. We believe that the claims have no merit and we intend to vigorously defend this action.

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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.
Business and Operational Risks
*The COVID-19 pandemic could materially adversely affect our business, results of operations, and financial condition.
The COVID-19 pandemic has resulted in travel restrictions, quarantines, “work-from-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. Our global revenue sources, mostly in the form of demand interruptions such as missed patient infusions and delayed treatment starts for new patients, and our overall business operations were impacted by the COVID-19 pandemic during the three months ended March 31, 2021, and we expect that the pandemic will continue to adversely impact our financial results and our business generally for the remainder of 2021. Ongoing and future effects of the COVID-19 pandemic (or any future pandemic) on all aspects of our business and operations, including revenues, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, and the duration of such effects, are highly uncertain and difficult to predict.
The COVID-19 pandemic has adversely affected and will likely continue to adversely impact our product development programs, including preclinical study and clinical trial operations. We have been, and will likely continue to be, unable to initiate or continue conducting clinical trials as originally planned due to the prioritization of hospital resources toward the outbreak, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients or their heightened exposure to COVID-19, potential unwillingness of patients to enroll or continue in trials for fear of exposure to COVID-19 at sites, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or otherwise interrupt healthcare services. For example, we experienced delays in certain clinical trials and have had to reevaluate expected timelines for those trials. In addition, we rely on independent clinical investigators, contract research organizations (CROs) and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, the COVID-19 pandemic has delayed, and may continue to postpone, necessary regulatory inspections and other interactions with regulators regarding our products in development, which could delay review or approval of our regulatory submissions.
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
While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and convertible notes. In addition, a recession, further market correction or depression resulting from the COVID-19 pandemic could materially adversely affect our business and the value of our common stock and convertible notes.
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
*Because the target patient populations for our products are small, we must achieve significant market share and maintain high per-patient prices for our products to achieve and maintain profitability.
All of our products target diseases with small patient populations. As a result, our per-patient prices must be relatively high in order to recover our development and manufacturing costs and achieve and maintain profitability. For Brineura, Naglazyme and Vimizim in particular, we must market worldwide to achieve significant market penetration of the product. In addition, because the number of potential patients in each disease population is small, it is not only important to find patients who begin therapy to achieve significant market penetration of the product, but we also need to be able to maintain these patients on therapy for an extended period of time. Due to the expected costs of treatment for our products, we may be unable to maintain or obtain sufficient market share at a price high enough to justify our product development efforts and manufacturing expenses.
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
*The sale of generic versions of Kuvan by generic manufacturers has adversely affected and will continue to adversely affect our revenue and results of operations.
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
In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, during the former Trump administration there were multiple executive orders issued, initiatives implemented and calls for legislation from Congress to reduce drug prices, increase competition and reduce out of pocket costs of drugs for patients. The likelihood of implementation of any of the former Trump administration healthcare reform initiatives is uncertain, particularly in light of the new Biden administration and its implementation of a regulatory freeze. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
For more information regarding government healthcare reform, see “Government Regulation - Health Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
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
As of March 31, 2021, we had cash, cash equivalents and investments totaling $1.4 billion and debt obligations of $1.1 billion (undiscounted), which consisted of our 0.599% senior subordinated convertible notes due in 2024 (the 2024 Notes) and our 1.25% senior subordinated convertible notes due in 2027 (the 2027 Notes). The 2024 Notes and the 2027 Notes (collectively, the Notes), if not converted, will be required to be repaid in cash at maturity in August 2024 and May 2027, respectively. We will need cash not only to pay the ongoing interest due on the Notes during their term, but also to repay the principal amount of the Notes if not converted.
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
As of March 31, 2021, we had $1.1 billion (undiscounted) principal amount of indebtedness, including $495.0 million (undiscounted) principal amount of indebtedness under the 2024 Notes and $600.0 million (undiscounted) principal amount of indebtedness under the 2027 Notes. In October 2018, we also entered into an unsecured credit agreement (the 2018 Credit Facility) with Bank of America, N.A., as the administrative agent, swingline lender and a lender, Citibank N.A. as letter of credit issuer and each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A. and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, providing up to $200.0 million in revolving loan commitments. Our indebtedness may:
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
None

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, are embedded within the Inline XBRL document.
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

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMARIN PHARMACEUTICAL INC.

Dated: April 30, 2021	By	/S/ BRIAN R. MUELLER
Brian R. Mueller Executive Vice President, Chief Financial Officer